Form 10-Q
period 2017-09-30
CONSOL Energy Inc.
filed 2017-12-13
CIK 1710366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-38147
__________________________________________________
CONSOL Energy Inc.
(Exact name of registrant as specified in its charter)

Delaware	82-1954058
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 CONSOL Energy Drive, Suite 100
Canonsburg, PA 15317-6506
(724) 485-3300
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
__________________________________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒ (Do not check if a smaller reporting company)
   Smaller Reporting Company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
CONSOL Energy Inc. had 27,967,509 shares of common stock, $0.01 par value, outstanding at November 29, 2017.
.

EXPLANATORY NOTE
On November 28, 2017, CONSOL Energy Inc. (NYSE: CEIX) separated from its parent CNX Resources Corporation (NYSE: CNX) (ParentCo) into an independent, publicly traded coal company through a pro rata distribution of all of CONSOL Energy’s common stock to ParentCo’s stockholders.

CONSOL Energy was originally formed as CONSOL Mining Corporation in Delaware on June 21, 2017 to hold ParentCo’s coal business including its interest in the Pennsylvania Mining Operations (PAMC) and certain related coal assets, including ParentCo’s ownership interest in CONSOL Coal Resources LP (NYSE: CCR), which owns a 25% undivided interest stake in PAMC, ParentCo’s terminal operations at the Port of Baltimore (the CONSOL Marine Terminal) and undeveloped coal reserves (Greenfield Reserves) located in the Northern Appalachian, Central Appalachian and Illinois basins and certain related coal assets and liabilities (the Coal Business). The Registration Statement on Form 10 (as amended) filed by the Company with the United States Securities and Exchange Commission (the SEC) describes the Company and the assets and liabilities that comprise the coal business that it now owns after completion of the spin-off. The Registration Statement on Form 10 was declared effective by the SEC on November 3, 2017.

As part of the separation and distribution, CONSOL Mining Corporation changed its name to CONSOL Energy Inc., ParentCo changed its name to CNX Resources Corporation and CNX Coal Resources LP changed its name to CONSOL Coal Resources LP and its ticker to CCR.

The financial statements of the Company included in this report reflect the predecessor financial statements which are based on historical assets, liabilities, products, businesses or activities of the coal business of ParentCo.  The effects of the separation and distribution occurring November 28, 2017 are not reflected in these financial statements. The results of the Predecessor for the nine months ended September 30, 2017 are not indicative of the results the Company expects over the next twelve-month period. Selling, general and administrative expenses may increase due to incremental expenses associated with being a publicly-traded company and increased corporate and management service expenses associated with operating the business on a standalone basis.

PRESENTATION OF INFORMATION
Unless the context otherwise requires:

•
References in this report to “we,” “our,” “us,” “our Company” and “the Company” refer to CONSOL Energy Inc. and its subsidiaries on or after November 28, 2017 and to CONSOL Mining Corporation and its subsidiaries prior to November 28, 2017.

•
References in this report to “ParentCo” or "CNX" refer to CNX Resources Corporation and its consolidated subsidiaries on or after November 28, 2017 and to CONSOL Energy Inc. and its consolidated subsidiaries prior to November 28, 2017, (including the Company and the Coal Business prior to completion of the separation and distribution on November 28, 2017).

•
References in this report to the “Coal Business” prior to November 28, 2017 refer to all of ParentCo’s interest in the Pennsylvania Mining Operations (PAMC) and certain related coal assets, including ParentCo’s ownership interest in the Partnership, which owns a 25% undivided interest stake in PAMC, the CONSOL Marine Terminal and undeveloped coal reserves (Greenfield Reserves) located in the Northern Appalachian, Central Appalachian and Illinois basins and certain related coal assets and liabilities. References in this report to historical assets, liabilities, products, businesses or activities generally refer to the historical assets, liabilities, products, businesses or activities of the Coal Business as it was conducted as part of ParentCo prior to the completion of the separation and distribution.

•	References to the “Coal Business” on or after November 28, 2017 refer to CONSOL Energy Inc’s interest in the Coal Business.

•
References in this report to the “Pennsylvania Mining Complex” or “PAMC” refer to coal mines, coal reserves and related assets and operations, located primarily in southwestern Pennsylvania and owned 75% by ParentCo and 25% by the Partnership).

•
References in this report to “Partnership” or "CCR" refer to a Delaware limited partnership that holds a 25% undivided interest in, and is the sole operator of, the Pennsylvania Mining Complex. Prior to November 28, 2017, the Partnership was named CNX Coal Resources LP and its common units traded on the New York Stock Exchange under the ticker “CNXC.” As part of the separation and distribution on November 28, 2017, the Partnership changed its name to CONSOL Coal Resources LP and changed its NYSE ticker to “CCR.”

•
References to “CONSOL Marine Terminal” refer to the terminal operations located at the Port of Baltimore that were transferred from ParentCo to the Company as part of the separation. Prior to November 28, 2017, the CONSOL Marine Terminal was named CNX Marine Terminal. As part of the separation and distribution on November 28, 2017, the terminal changed its name to CONSOL Marine Terminal.

•
References in this report to “GasCo” refer to ParentCo after the completion of the separation and distribution. Prior to November 28, 2017, ParentCo was named CONSOL Energy Inc. In connection with the separation and distribution on November 28, 2017, ParentCo changed its name to CNX Resources Corporation, and its business is now comprised of ParentCo's oil and natural gas exploration and production (E&P) business, focused on Appalachian area natural gas and liquids activity, including production, gathering, processing and acquisition of natural gas properties in the Appalachian Basin (collectively, the “Gas Business”).

•
References in this report to the “separation” refer to the separation of the Coal Business from ParentCo’s other businesses and the creation, as a result of the distribution, of an independent, publicly-traded company (the Company) to hold the assets and liabilities associated with the Coal Business after the distribution.

•
References in this report to the “distribution” refer to the pro rata distribution of the Company's issued and outstanding shares of common stock to ParentCo stockholders as of the close of business on the record date for the distribution.

•
References in this report to “Predecessor” historical assets, liabilities, products, businesses or activities generally refer to the historical assets, liabilities, products, businesses or activities of the Coal Business as the business was conducted as part of ParentCo prior to the completion of the separation.

PART I : FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
CONSOL ENERGY INC.
COMBINED STATEMENTS OF INCOME
(Dollars in Thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue and Other Income:	2017	2016	2017	2016
Coal Sales	$279,245	$267,685	$899,400	$744,411
Other Outside Sales	15,065	4,549	42,806	20,316
Freight Revenue	21,803	9,392	51,847	33,949
Miscellaneous Other Income	19,713	13,569	52,508	49,702
(Loss) Gain on Sale of Assets	(513)	194	13,024	4,099
Total Revenue and Other Income	335,313	295,389	1,059,585	852,477
Costs and Expenses:
Operating and Other Costs	229,527	215,824	682,403	623,270
Depreciation, Depletion and Amortization	46,653	49,850	124,914	127,826
Freight Expense	21,803	9,392	51,847	33,949
Selling, General and Administrative Costs	21,180	12,157	58,597	30,177
Interest Expense	3,862	3,481	11,828	9,978
Total Costs and Expenses	323,025	290,704	929,589	825,200

Earnings Before Income Tax	12,288	4,685	129,996	27,277
Income Tax Expense (Benefit)	3,770	(66)	22,787	(259)
Net Income	8,518	4,751	107,209	27,536
Less: Net Income Attributable to Noncontrolling Interest	790	2,248	10,567	4,541
Net Income Attributable to CONSOL Energy Inc. Shareholder	$7,728	$2,503	$96,642	$22,995

The accompanying notes are an integral part of these combined financial statements.

CONSOL ENERGY INC.
COMBINED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income	$8,518	$4,751	$107,209	$27,536

Other Comprehensive Income:
Actuarially Determined Long-Term Liability Adjustments (Net of Tax: ($1,893), ($820), ($5,679), ($4,441))	3,285	1,423	9,855	7,707
Other Comprehensive Income	3,285	1,423	9,855	7,707

Comprehensive Income	11,803	6,174	117,064	35,243

Less: Comprehensive Income Attributable to Noncontrolling Interest	779	2,248	10,533	4,541

Comprehensive Income Attributable to CONSOL Energy Inc. Shareholder	$11,024	$3,926	$106,531	$30,702

The accompanying notes are an integral part of these combined financial statements.

CONSOL ENERGY INC.
COMBINED BALANCE SHEETS
(Dollars in Thousands)

	(Unaudited)
	September 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,697	$13,311
Trade Accounts Receivable	100,992	95,707
Other Receivables	13,313	23,320
Other Receivables - Related Party	—	34
Inventories	52,004	50,161
Prepaid Expenses	21,859	17,601
Total Current Assets	191,865	200,134
Property, Plant and Equipment:
Property, Plant and Equipment	4,604,067	4,593,395
Less—Accumulated Depreciation, Depletion and Amortization	2,508,143	2,413,125
Total Property, Plant and Equipment—Net	2,095,924	2,180,270
Other Assets:
Deferred Tax Asset	189,380	184,579
Other Assets	111,360	122,451
Total Other Assets	300,740	307,030
TOTAL ASSETS	$2,588,529	$2,687,434

The accompanying notes are an integral part of these combined financial statements.

CONSOL ENERGY INC.
COMBINED BALANCE SHEETS
(Dollars in Thousands)

	(Unaudited)
	September 30, 2017	December 31, 2016
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$90,245	$82,897
Current Portion of Long-Term Debt	3,520	4,076
Other Accrued Liabilities	269,045	292,121
Total Current Liabilities	362,810	379,094
Long-Term Debt:
Long-Term Debt	289,602	301,827
Capital Lease Obligations	9,427	11,812
Total Long-Term Debt	299,029	313,639
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	649,565	659,474
Pneumoconiosis Benefits	106,837	108,073
Workers’ Compensation	64,866	65,932
Asset Retirement Obligations	227,119	246,279
Salary Retirement	67,464	99,872
Other	13,873	14,947
Total Deferred Credits and Other Liabilities	1,129,724	1,194,577
TOTAL LIABILITIES	1,791,563	1,887,310

Equity:
Parent Net Investment	1,047,736	1,057,694
Accumulated Other Comprehensive Loss	(390,174)	(400,063)
Total Parent Net Investment and Other Comprehensive Loss	657,562	657,631
Noncontrolling Interest	139,404	142,493
TOTAL EQUITY	796,966	800,124
TOTAL LIABILITIES AND EQUITY	$2,588,529	$2,687,434

The accompanying notes are an integral part of these combined financial statements.

CONSOL ENERGY INC.
COMBINED STATEMENTS OF EQUITY
(Dollars in Thousands)

	Parent Net Investment	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Equity
Balance at December 31, 2016	$1,057,694	$(400,063)	$142,493	$800,124
(Unaudited)
Net Income	96,642	—	10,567	107,209
Actuarially Determined Long-Term Liability Adjustments (Net of ($5,679) Tax)	—	9,889	(34)	9,855
Comprehensive Income	96,642	9,889	10,533	117,064
Distributions to Noncontrolling Interest	—	—	(16,403)	(16,403)
Amortization of Stock/Unit-Based Compensation Awards	11,284	—	3,790	15,074
Treasury Stock Activity	—	—	(1,009)	(1,009)
Net Parent Distributions	(117,884)	—	—	(117,884)
Balance at September 30, 2017	$1,047,736	$(390,174)	$139,404	$796,966

The accompanying notes are an integral part of these combined financial statements.

CONSOL ENERGY INC.
COMBINED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net Income	$107,209	$27,536
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	124,914	127,826
Gain on Sale of Assets	(13,024)	(4,099)
Stock/Unit Based Compensation	15,074	8,341
Deferred Income Taxes	(4,801)	6,820
Changes in Operating Assets:
Accounts and Notes Receivable	5,489	(5,254)
Inventories	(1,843)	2,444
Prepaid Expenses	(4,258)	3,852
Changes in Other Assets	4,567	(11,666)
Changes in Operating Liabilities:
Accounts Payable	8,341	1,851
Other Operating Liabilities	(23,076)	8,230
Changes in Other Liabilities	(48,136)	4,979
Other	1,195	(436)
Net Cash Provided by Operating Activities	171,651	170,424
Cash Flows from Investing Activities:
Capital Expenditures	(51,010)	(42,661)
Proceeds from Sales of Assets	17,921	5,026
Net Cash Used in Investing Activities	(33,089)	(37,635)
Cash Flows from Financing Activities:
Payments on Miscellaneous Borrowings	(2,920)	(297)
Net (Payments on) Proceeds from Revolver	(13,000)	23,000
Distributions to Noncontrolling Interest	(16,403)	(16,241)
Parent Net Investment	(114,844)	(139,481)
Tax Cost from Unit-Based Compensation	(1,009)	—
Net Cash Used in Financing Activities	(148,176)	(133,019)
Net Decrease in Cash	(9,614)	(230)
Cash at Beginning of Period	13,311	6,639
Cash at End of Period	$3,697	$6,409

The following are non-cash transactions that impact the investing and financing activities. As of September 30, 2017 and 2016, the Company purchased goods and services related to capital projects in the amount of $325 and $4,427, respectively, which are included in accounts payable. As of September 30, 2017 and 2016, there were capital equipment transfers of ($3,040) and $549, respectively, between the Company and ParentCo that are included in Net Parent Distributions.

The accompanying notes are an integral part of these combined financial statements.

CONSOL ENERGY INC.
NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS
(Dollars in Thousands)
NOTE 1—BASIS OF PRESENTATION:

Separation

In December 2016, ParentCo announced its intent to separate into two independent, publicly-traded companies - an independently traded coal company and an independently traded oil and natural gas exploration and production (E&P) company focused on Appalachian area natural gas and liquids activities, including production, gathering, processing and acquisition of natural gas properties in the Appalachian Basin.

In anticipation of the separation, CONSOL Energy was originally formed as CONSOL Mining Corporation in Delaware on June 21, 2017 to hold all of ParentCo’s Coal Business, including its interest in the Pennsylvania Mining Operations (PAMC), and certain related coal assets, including ParentCo’s ownership interest in CNX Coal Resources LP, which owns a 25% undivided interest stake in PAMC, the CNX Marine Terminal and undeveloped coal reserves (Greenfield Reserves) located in the Northern Appalachian, Central Appalachian and Illinois basins and certain related coal assets and liabilities (the Coal Business). The Registration Statement on Form 10 (as amended) filed by the Company with the SEC describes the Company and the assets and liabilities that comprise the coal business that it now owns after completion of the spin-off. The Form 10 was declared effective by the SEC on November 3, 2017.

The separation occurred on November 28, 2017, through the pro rata distribution by ParentCo of all of the outstanding common stock of CONSOL Mining Corporation to ParentCo’s shareholders. Following the separation and distribution, ParentCo continues to own the Gas Business. In connection with the separation, CONSOL Mining Corporation changed its name to CONSOL Energy Inc. and ParentCo changed its name to CNX Resources Corporation. In addition, CNX Coal Resources LP changed its name to CONSOL Coal Resources LP and its ticker to CCR.

The separation was subject to a number of conditions, including, but not limited to: final approval by ParentCo’s Board of Directors; the continuing validity of the private letter ruling from the Internal Revenue Service regarding certain U.S. federal income tax matters relating to the transaction; receipt of an opinion of legal counsel regarding the qualification of the distribution, together with certain related transactions, as a transaction that is generally tax-free for U.S. federal income tax purposes; and the SEC declaring effective a Registration Statement on Form 10, as amended. The registration statement on Form 10 was declared effective on November 3, 2017.

In connection with the separation and distribution, CONSOL Mining Corporation and ParentCo entered into an agreement on November 28, 2017 (the Separation Agreement) that identified the assets of the Coal Business that were transferred to CONSOL Mining Corporation, the liabilities that were assumed and the contracts that were transferred to each of CONSOL Mining Corporation and ParentCo as part of the separation into two companies. The agreement also implemented the legal and structural separation between the two companies. ParentCo and the Company also entered into additional ancillary agreements that govern the relationship between the two companies after the completion of the separation and distribution, and allocate between GasCo and the Company various assets, liabilities and obligations, including, among other things, employee benefits, environmental liabilities, intellectual property, and tax-related assets and liabilities. These additional agreements included a Tax Matters Agreement, Employee Matters Agreement, Transition Services Agreement and certain agreements related to intellectual property.

Unless otherwise indicated or except where the context otherwise requires, references to “the Company,” “our Company,” “we,” “us,” and “our” refer to CONSOL Mining Corporation prior to November 28, 2017 and to CONSOL Energy Inc. on or after November 28, 2017.

Basis of Presentation

The financial statements included in this report reflect the predecessor financial statements which are historical assets, liabilities, products, businesses or activities of the Coal Business as it was owned and conducted by ParentCo.  The effects of the separation and distribution that occurred on November 28, 2017 are not reflected in these financial statements. This Form 10-Q report should be read in conjunction with the Combined Financial Statements for the three-year period ended December 31, 2016 included in the Information Statement filed on November 1, 2017 as Exhibit 99.1 to CONSOL Mining Corporation’s Form 10, which includes all disclosures required by GAAP.

The unaudited Combined Financial Statements of CONSOL Energy Inc. are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and require management to make certain judgments, estimates, and assumptions. These may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They also may affect the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates upon subsequent resolution of identified matters. The unaudited Combined Financial Statements of CONSOL Energy Inc. include the accounts of CONSOL Energy Inc. and companies in which CONSOL Energy Inc. has a controlling interest. Intercompany transactions have been eliminated. The equity method of accounting is used for investments in affiliates and other joint ventures over which CONSOL Energy Inc. has significant influence but does not have effective control. Investments in affiliates in which the Company cannot exercise significant influence are accounted for on the cost method. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Principles of Combination:

All significant intercompany transactions and accounts between subsidiaries within the Company have been eliminated. All significant intercompany transactions between CNX Resources Corporation and the Company have been included within Parent Net Investment in these unaudited Combined Financial Statements.

Cost Allocations:

Historically, ParentCo charged its operating subsidiaries for various corporate costs incurred in the operation of the business. Accordingly, no significant additional cost allocations were necessary for the preparation of these unaudited Combined Financial Statements. The unaudited Combined Financial Statements of CONSOL Energy Inc. may not reflect the actual expenses that would have been incurred and may not reflect CONSOL Energy Inc.'s combined results of operations, financial position and cash flows had it been a standalone company during the periods presented. Actual costs that would have been incurred if CONSOL Energy Inc. had been a standalone company would depend on multiple factors, including organizational structure, capital structure, and strategic decisions made in various areas, including information technology and infrastructure. Transactions between CONSOL Energy Inc. and ParentCo have been included as related party transactions in these unaudited Combined Financial Statements and are considered to be effectively settled for cash at the time the transaction is recorded. The total net effect of the settlement of these transactions is reflected in the unaudited Combined Statements of Cash Flows as a financing activity and in the unaudited Combined Balance Sheets as Parent Net Investment.

Long-term employee obligations, comprised of pensions, OPEB, CWP, and worker’s compensation, have been allocated to CONSOL Energy Inc. on the basis of the underlying employees comprising those plans.

All external debt not directly attributable to the ParentCo Coal Business has been excluded from the unaudited Combined Balance Sheets of CONSOL Energy Inc.

Recent Accounting Pronouncements:

In May 2017, the FASB issued Update 2017-09 - Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which reduces diversity in practice and cost and complexity when applying the guidance in this Topic to a change to the terms or conditions of a share-based payment award. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in the Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on CONSOL Energy Inc.’s financial statements.

In March 2017, the FASB issued Update 2017-07 - Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which improves the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendments in the Update require that an employer report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented separately from the service cost component and outside a subtotal of income from operations, if one is presented. Because the Company does not present an income from operations subtotal, that requirement is not applicable. Additionally, the Predecessor’s service cost component is deemed immaterial, and therefore, the other components of net benefit cost will not be presented separately. For public entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year for which financial statements have not been issued. The adoption of this guidance is not expected to have an impact on CONSOL Energy Inc.’s financial statements.

In August 2016, the FASB issued Update 2016-15 - Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments relate to debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, and beneficial interests in securitization transactions. The Update also states that, in the absence of specific guidance for cash receipts and payments that have aspects of more than one class of cash flows, an entity should classify each separately identifiable source or use within the cash receipts and payments on the basis of their nature in financing, investing, or operating activities. In situations in which cash receipts or payments cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. The amendments in the Update will be applied using a retrospective transition method to each period presented and, for public entities, are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Management is currently evaluating the impact this guidance may have on CONSOL Energy Inc.’s financial statements.

In May 2014, the FASB issued Update 2014-09 - Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605 - Revenue Recognition and most industry-specific guidance throughout the Industry Topics of the Codification. The objective of the amendments in this Update is to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (IFRS). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and should disclose sufficient information, both qualitative and quantitative, to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The following updates to Topic 606 were made during 2016:

•
In March 2016, the FASB updated Topic 606 by issuing ASU 2016-08 “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies how an entity determines whether it is a principal or an agent for goods or services promised to a customer as well as the nature of the goods or services promised to their customers.

•
In April 2016, the FASB issued Update 2016-10 - Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which seeks to address implementation issues in the areas of identifying performance obligations and licensing.

•
In May 2016, the FASB issued Update 2016-12 - Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients, which seeks to address implementation issues in the areas of collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition.

•
In December 2016, the FASB issued Update 2016-20 - Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which includes amendments related to loan guarantee fees, contract costs, provisions for losses on construction and production-type contracts, scope, disclosures, contract modification, contract asset versus receivable, refund liability and advertising costs.

The new standards are effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as annual reporting periods beginning after December 15, 2016. Management continues to evaluate the impacts that these standards will have on CONSOL Energy Inc.’s financial statements, specific to the allocation of the contract value over the performance obligations for multiple year contracts with fixed annual pricing. Based on management's progress through the evaluation process, contracts that contain favorable electric power price related adjustments are not expected to be significantly impacted by adoption of this guidance. CONSOL Energy Inc. anticipates using the modified retrospective approach to adoption as it relates to ASU 2014-09.

In February 2016, the FASB issued Update 2016-02 - Leases (Topic 842), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Update 2016-02 does retain a distinction between finance leases and operating leases, which is substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. Retaining this distinction allows the recognition, measurement and presentation of expenses and cash flows arising from a lease to not significantly change from previous GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities, but to recognize lease expense on a straight-line basis over the lease term. For both financing and operating leases, the right-to-use asset and lease liability will be initially measured at the present value of the lease payments in the statement of financial position. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Management is currently evaluating the impact this guidance may have on CONSOL Energy Inc.’s financial statements.

NOTE 2—MISCELLANEOUS OTHER INCOME:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Contract Buyout	$8,410	$—	$8,410	$6,288
Purchased Coal Sales	3,569	1,908	9,667	2,512
Royalty Income - Non-Operated Coal	3,520	1,969	15,713	6,402
Rental Income	1,589	8,666	12,722	26,289
Right of Way Issuance	1,402	123	2,396	5,704
Interest Income	448	214	1,495	637
Other	775	689	2,105	1,870
Miscellaneous Other Income	$19,713	$13,569	$52,508	$49,702

NOTE 3—INCOME TAXES:

The effective tax rate for the three months ended September 30, 2017 and 2016 was 32.8% and (2.7)%, respectively. The effective tax rate for the nine months ended September 30, 2017 and 2016 was 19.1% and (1.1)%, respectively. The fluctuation in the effective tax rates is primarily attributable to the impact of the percentage of depletion on the respective periods' pre-tax income.

The effective rate for the three and nine months ended September 30, 2017 and 2016 differs from the U.S. federal statutory rate of 35% primarily due to the income tax benefit for excess percentage depletion.
NOTE 4—RELATED PARTY TRANSACTIONS:

During the three and nine months ended September 30, 2017 and 2016 and the year ended December 31, 2016, the Company’s related parties included ParentCo and its subsidiaries.

The unaudited Combined Statements of Income include expense allocations for certain corporate functions historically performed by ParentCo, including allocations of stock-based compensation and general corporate expenses related to legal, treasury, human resources, information technology and other administrative services. Those allocations, which are included in Selling, General and Administrative Costs in the unaudited Combined Statements of Income, were based primarily on specific identification, head counts and coal tons produced. Also, ParentCo used centralized cash management activities at ParentCo for collections and payments related to normal course of business accounts receivable and payments for goods and services. The balance of any receivable/payable from ParentCo and other affiliates are presented as contributions/distributions in these unaudited Combined Financial Statements.

The Company believes that transactions with related parties, other than certain transactions with ParentCo related to administrative services, were conducted on terms comparable to those with unrelated parties and would not have been materially different had they been calculated on a stand-alone basis. However, such expenses may not be indicative of the actual level of expense that the Company would have incurred if it had operated as an independent, publicly-traded company or of the costs expected to be incurred in the future. It would be impracticable to estimate what the costs related to administrative services provided by ParentCo would have been with an unrelated third party.

In September 2016, CCR and its wholly owned subsidiary, CONSOL Thermal Holdings LLC (CONSOL Thermal), entered into a Contribution Agreement with ParentCo, Consol Pennsylvania Coal Company LLC and Conrhein Coal Company

(the Contributing Parties) under which CONSOL Thermal acquired an additional 5% undivided interest in and to the Pennsylvania Mine Complex, in exchange for (i) cash consideration in the amount of $21,500 and (ii) CCR's issuance of 3,956,496 Class A Preferred Units representing limited partner interests in CCR at an issue price of $17.01 per Class A Preferred Unit (the “Class A Preferred Unit Issue Price”), or an aggregate $67,300 in equity consideration. The Class A Preferred Unit Issue Price was calculated as the volume-weighted average trading price of CCR’s common units (the “Common Units”) over the trailing 15-day trading period ending on September 29, 2016 (or $14.79 per unit), plus a 15% premium.

In October 2017, ParentCo elected to have the 3,956,496 Class A Preferred Units, representing its limited partner interest in CCR, converted into an equal number of Common Units under the terms of the Second Amended and Restated Agreement of Limited Partnership of CCR.

In connection with the PAMC acquisition, in September 2016, CCR's general partner and CCR entered into the First Amended and Restated Omnibus Agreement (the “Amended Omnibus Agreement”) with ParentCo and certain of its subsidiaries. Under the Amended Omnibus Agreement, ParentCo indemnified CCR for certain liabilities. The Amended Omnibus Agreement also amended CCR’s obligations to ParentCo with respect to the payment of an annual administrative support fee and reimbursement for the provisions of certain management and operating services provided, in each case to reflect structural changes in how those services are provided to CCR by ParentCo.

Charges for services from ParentCo include the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Operating and Other Costs	$850	$854	$2,589	$3,390
Selling, General and Administrative Expenses	834	856	2,288	3,090
Total Services from ParentCo	$1,684	$1,710	$4,877	$6,480

At September 30, 2017 and December 31, 2016, CCR had a net payable to ParentCo in the amount of $1,906 and $1,666, respectively. This payable includes reimbursements for business expenses, executive fees, stock-based compensation and other items under the omnibus agreement.
NOTE 5—INVENTORIES:
Inventory components consist of the following:

	September 30, 2017	December 31, 2016
Coal	$9,498	$7,800
Supplies	42,506	42,361
Total Inventories	$52,004	$50,161

Inventories are stated at the lower of cost or net realizable value. The cost of coal inventory is determined by the first-in, first-out (“FIFO”) method and includes labor, supplies, equipment costs, operating overhead, depreciation, depletion and amortization, and other related costs. The cost of supplies inventory is determined by the average cost method and includes operating and maintenance supplies to be used in the Company's coal operations.
NOTE 6—PROPERTY, PLANT AND EQUIPMENT:

CONSOL Energy Inc.'s property, plant and equipment consists of the following:

	September 30, 2017	December 31, 2016
Plant and Equipment	$2,685,707	$2,680,453
Airshafts	388,299	381,755
Coal Properties and Surface Lands	859,030	861,048
Mine Development	344,139	344,139
Advance Mining Royalties	326,892	326,000
Total Property, Plant and Equipment	4,604,067	4,593,395
Less: Accumulated Depreciation, Depletion and Amortization	2,508,143	2,413,125
Total Property, Plant and Equipment, Net	$2,095,924	$2,180,270

Coal reserves are controlled either through fee ownership or by lease. The duration of the leases vary; however, the lease terms are generally extended automatically to the exhaustion of economically recoverable reserves, as long as active mining continues. Coal interests held by lease provide the same rights as fee ownership for mineral extraction and are legally considered real property interests.

As of September 30, 2017 and December 31, 2016, property, plant and equipment includes gross assets under capital lease of $3,529 and $3,547, respectively. Accumulated amortization for capital leases was $2,717 and $2,399 at September 30, 2017 and December 31, 2016, respectively. Amortization expense for assets under capital leases approximated $104 and $116 for the three months ended and $315 and $304 for the nine months ended September 30, 2017 and 2016, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying unaudited Combined Statements of Income.
NOTE 7—OTHER ACCRUED LIABILITIES:

	September 30, 2017	December 31, 2016
Subsidence Liability	$108,313	$104,437
Accrued Payroll and Benefits	16,462	17,326
Equipment Lease Rental	13,163	15,286
Deferred Revenue	8,915	10,520
Accrued Other Taxes	8,765	12,732
Litigation	3,100	12,532
Short-Term Incentive Compensation	2,507	6,073
Other	14,836	21,986
Current Portion of Long-Term Liabilities:
Postretirement Benefits Other than Pensions	43,025	40,611
Asset Retirement Obligations	28,675	26,259
Workers' Compensation	12,280	13,596
Pneumoconiosis Benefits	9,004	10,763
Total Other Accrued Liabilities	$269,045	$292,121

NOTE 8—LONG-TERM DEBT:

	September 30, 2017	December 31, 2016
Debt:
Revolving Credit Facility - CONSOL Coal Resources LP	$188,000	$201,000
MEDCO Revenue Bonds in Series due September 2025 at 5.75%	102,865	102,865
Advance Royalty Commitments (7.73% Weighted Average Interest Rate)	2,678	2,678
Less: Unamortized Debt Issuance Costs	3,568	4,343
	289,975	302,200
Less: Amounts Due in One Year*	373	373
Long-Term Debt	$289,602	$301,827

* Excludes current portion of Capital Lease Obligations of $3,147 and $3,703 at September 30, 2017 and December 31, 2016, respectively.

On November 28, 2017, the Revolving Credit Facility - CONSOL Coal Resources LP (Old Partnership Revolver) was repaid and refinanced with an intercompany loan between the Company and the Partnership. Also in conjunction with the separation and distribution, the company entered into several long-term indebtedness arrangements as further described in Note 14 "Subsequent Events".

NOTE 9—COMPONENTS OF PENSION AND OTHER POSTRETIREMENT BENEFIT (OPEB) PLANS NET PERIODIC BENEFIT COSTS:

Components of Net Periodic Benefit (Credit) Cost are as follows:

	Pension Benefits				Other Post-Employment Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Service Cost	$759	$389	$2,277	$1,166	$—	$—	$—	$—
Interest Cost	6,121	5,576	18,363	18,621	5,986	6,060	17,958	18,181
Expected Return on Plan Assets	(10,596)	(11,195)	(31,787)	(34,933)	—	—	—	—
Amortization of Prior Service Credits	(60)	(60)	(180)	(180)	(601)	—	(1,804)	—
Recognized Net Actuarial Loss	1,955	2,360	5,865	5,826	5,778	4,792	17,334	14,376
Settlement Loss	—	3,651	—	17,347	—	—	—	—
Net Periodic Benefit (Credit) Cost	$(1,821)	$721	$(5,462)	$7,847	$11,163	$10,852	$33,488	$32,557

For the nine months ended September 30, 2017, $1,995 was paid to the pension trust from operating cash flows. Additional contributions to the pension trust are not expected to be material for the remainder of 2017.

According to the Defined Benefit Plans Topic of the FASB Accounting Standards Codification, if the lump sum distributions made during a plan year, which for CONSOL Energy Inc. is January 1 to December 31, exceed the total of the projected service cost and interest cost for the plan year, settlement accounting is required. Lump sum payments exceeded this threshold during the three and nine months ended September 30, 2016. Accordingly, CONSOL Energy Inc. recognized settlement expense of $3,651 and $17,347 for the three and nine months ended September 30, 2016, respectively in Operating and Other Costs in the unaudited Combined Statements of Income. The settlement charges resulted in a remeasurement of the pension plan.

The Company does not expect to contribute to the other post-employment benefit plan in 2017. The Company intends to pay benefit claims as they become due. For the nine months ended September 30, 2017, $25,454 of other post-employment benefits have been paid.
NOTE 10—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:

Components of Net Periodic Benefit Cost are as follows:

	CWP				Workers' Compensation
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Service Cost	$1,129	$1,041	$3,388	$3,285	$1,434	$1,866	$4,301	$5,599
Interest Cost	1,013	1,053	3,038	3,230	580	625	1,740	1,875
Amortization of Actuarial Gain	(1,908)	(1,188)	(5,724)	(3,759)	(150)	(99)	(449)	(297)
Administrative Fees	151	—	454	—	135	776	405	2,441
State Administrative Fees and Insurance Bond Premiums	—	—	—	—	609	—	1,969	—
Curtailment Gain	—	—	—	(1,307)	—	—	—	—
Net Periodic Benefit Cost	$385	$906	$1,156	$1,449	$2,608	$3,168	$7,966	$9,618

CONSOL Energy Inc. does not expect to contribute to the CWP plan in 2017 as it intends to pay benefit claims as they become due. For the nine months ended September 30, 2017, $9,874 of CWP benefit claims have been paid.

CONSOL Energy Inc. does not expect to contribute to the Workers’ Compensation plan in 2017 as it intends to pay benefit claims as they become due. For the nine months ended September 30, 2017, $10,074 of Workers’ Compensation benefits, state administrative fees and surety bond premiums have been paid.
NOTE 11—COMMITMENTS AND CONTINGENT LIABILITIES:

The Coal Business is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes and other claims and actions arising out of the normal course of business. Prior to the separation and distribution, ParentCo accrued the estimated loss for these lawsuits and claims when the loss was probable and reasonably estimable. ParentCo's estimated accruals as of September 30, 2017 related to these pending claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of the Coal Business as of September 30, 2017. It is possible that the aggregate loss in the future with respect to these lawsuits and claims could ultimately be material to CONSOL Energy Inc.'s financial position, results of operations or cash flows; however, such amounts cannot be reasonably estimated. The amount claimed against ParentCo's Coal Business as of September 30, 2017 is disclosed below when an amount is expressly stated in the lawsuit or claim, which is not often the case.

Fitzwater Litigation: Three nonunion retired coal miners have sued ParentCo, Fola Coal Company (AMVEST), Consolidation Coal Company and CONSOL of Kentucky Inc. (COK) in West Virginia Federal Court alleging ERISA violations in the termination of retiree health care benefits. The Plaintiffs contend they relied to their detriment on oral statements and promises of “lifetime health benefits” allegedly made by various members of management during Plaintiffs’ employment and that they were allegedly denied access to Summary Plan Documents that clearly reserved to the Company the right to modify or terminate the ParentCo Retiree Health and Welfare Plan. Pursuant to Plaintiffs' amended complaint filed on April 24, 2017, Plaintiffs request that retiree health benefits be reinstated and seek to represent a class of all nonunion retirees who were associated with AMVEST and COK areas of operation. The Company believes it has meritorious defense and intends to vigorously defend this suit.

Casey Litigation: The Company has become aware of (but not served with) a Complaint filed on August 23, 2017, on behalf of two nonunion retired coal miners against ParentCo, CONSOL Buchanan Mining Co., Inc. and Consolidation Coal

Company in West Virginia Federal Court alleging ERISA violations in the termination of retiree health care benefits. Filed by the same lawyers who filed the Fitzwater litigation, and raising nearly identical claims, the Plaintiffs contend they relied to their detriment on oral promises of “lifetime health benefits” allegedly made by various members of management during Plaintiffs’ employment and that they were not provided with copies of Summary Plan Documents clearly reserving to the Company the right to modify or terminate the Retiree Health and Welfare Plan. Plaintiffs request that retiree health benefits be reinstated for them and their dependents and seek to represent a class of all nonunion retirees of any ParentCo subsidiary that operated or employed individuals in McDowell or Mercer Counties, West Virginia, or Buchanan or Tazewell Counties, Virginia whose retiree welfare benefits were terminated.

Other Matters: The Company is a defendant in certain other legal proceedings arising out of the conduct of the Coal Business. In the opinion of management, based upon an investigation of these matters and discussion with legal counsel, the ultimate outcome of such other legal proceedings and compliance reviews, individually and in the aggregate, is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity. Employee-related financial guarantees have primarily been provided to support the United Mine Workers’ of America’s 1992 Benefit Plan and various state workers’ compensation self-insurance programs. Environmental financial guarantees have primarily been provided to support various performance bonds related to reclamation and other environmental issues. Coal and other financial guarantees have primarily been provided to support various sales contracts. Other guarantees have been extended to support insurance policies, legal matters, full and timely payments of mining equipment leases, and various other items necessary in the normal course of business.

At September 30, 2017, ParentCo has provided the following financial guarantees, unconditional purchase obligations and letters of credit to certain third parties with respect to the Coal Business, as described by major category in the following table. These amounts represent the maximum potential of total future payments that ParentCo's Coal Business could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credit are recorded as liabilities in the financial statements. CONSOL Energy Inc. management believes that these guarantees will expire without being funded, and therefore, the commitments will not have a material adverse effect on financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$83,836	$46,214	$37,622	$—	$—
Environmental	998	998	—	—	—
Other	9,846	1,204	8,642	—	—
Total Letters of Credit	94,680	48,416	46,264	—	—
Surety Bonds:
Employee-Related	109,660	106,980	2,680	—	—
Environmental	477,152	467,991	9,161	—	—
Other	6,777	6,602	174	1	—
Total Surety Bonds	593,589	581,573	12,015	1	—
Guarantees:
Other	36,314	9,752	15,858	9,875	829
Total Guarantees	36,314	9,752	15,858	9,875	829
Total Commitments	$724,583	$639,741	$74,137	$9,876	$829

The Company regularly evaluates the likelihood of default for all guarantees based on an expected loss analysis and records the fair value, if any, of its guarantees as an obligation in the combined financial statements.

NOTE 12—SEGMENT INFORMATION:

CONSOL Energy Inc. consists of one principal business division: Pennsylvania Mining Complex (PAMC). The principal activities of the PAMC division are mining, preparation and marketing of thermal coal, sold primarily to power generators. It also includes selling, general and administrative activities, as well as various other activities assigned to the PAMC division.

CONSOL Energy Inc.’s Other division includes revenue and expenses from various corporate and diversified business activities that are not allocated to the PAMC division. The diversified business activities include coal terminal operations, closed and idle mine activities, selling, general and administrative activities, as well as various other non-operated activities, none of which were individually significant to the ParentCo Coal Business of as September 30, 2017.

Industry segment results for the three months ended September 30, 2017 are:

	PAMC	Other	Adjustments and Eliminations	Combined
Coal Sales	$279,245	$—	$—	$279,245	(A)
Other Outside Sales	—	15,065	—	15,065
Freight Revenue	21,803	—	—	21,803
Total Sales and Freight	$301,048	$15,065	$—	$316,113
Earnings (Loss) Before Income Tax	$21,011	$(8,723)	$—	$12,288
Segment Assets	$1,912,656	$675,873	$—	$2,588,529
Depreciation, Depletion and Amortization	$41,638	$5,015	$—	$46,653
Capital Expenditures	$27,157	$624	$—	$27,781

(A)	Included in the PAMC segment are sales of $70,159 to Duke Energy, which comprises over 10% of sales.

Industry segment results for the three months ended September 30, 2016 are:

	PAMC	Other	Adjustments and Eliminations	Combined
Coal Sales	$267,685	$—	$—	$267,685	(B)
Other Outside Sales	—	4,549	—	4,549
Freight Revenue	9,392	—	—	9,392
Total Sales and Freight	$277,077	$4,549	$—	$281,626
Earnings (Loss) Before Income Tax	$34,741	$(30,056)	$—	$4,685
Segment Assets	$2,007,767	$761,790	$—	$2,769,557
Depreciation, Depletion and Amortization	$42,370	$7,480	$—	$49,850
Capital Expenditures	$12,292	$3,163	$—	$15,455

(B)	Included in the PAMC segment are sales of $47,939 to Duke Energy and sales of $32,431 to GenOn Energy Management, LLC, each comprising over 10% of sales.

Industry segment results for the nine months ended September 30, 2017 are:

	PAMC	Other	Adjustments and Eliminations	Combined
Coal Sales	$899,400	$—	$—	$899,400	(C)
Other Outside Sales	—	42,806	—	42,806
Freight Revenue	51,847	—	—	51,847
Total Sales and Freight	$951,247	$42,806	$—	$994,053
Earnings (Loss) Before Income Tax	$131,670	$(1,674)	$—	$129,996
Segment Assets	$1,912,656	$675,873	$—	$2,588,529
Depreciation, Depletion and Amortization	$125,341	$(427)	$—	$124,914
Capital Expenditures	$49,045	$1,965	$—	$51,010

(C)	Included in the PAMC segment are sales of $177,948 to Duke Energy and sales of $114,451 to Xcoal Energy Resources, each comprising over 10% of sales.

Industry segment results for the nine months ended September 30, 2016 are:

	PAMC	Other	Adjustments and Eliminations	Combined
Coal Sales	$744,411	$—	$—	$744,411	(D)
Other Outside Sales	—	20,316	—	20,316
Freight Revenue	33,949	—	—	33,949
Total Sales and Freight	$778,360	$20,316	$—	$798,676
Earnings (Loss) Before Income Tax	$80,588	$(53,311)	$—	$27,277
Segment Assets	$2,007,767	$761,790	$—	$2,769,557
Depreciation, Depletion and Amortization	$125,334	$2,492	$—	$127,826
Capital Expenditures	$38,295	$4,366	$—	$42,661

(D)	Included in the PAMC segment are sales of $107,618 to Duke Energy, which comprises over 10% of sales.

Reconciliation of Segment Information to Combined Amounts:

Total Assets:

	September 30,
	2017	2016
Segment assets for total reportable business segments	$1,912,656	$2,007,767
Segment assets for all other business segments	400,362	447,575
Items excluded from segment assets:
Cash and other investments	86,131	61,432
Deferred tax assets	189,380	252,783
Total Combined Assets	$2,588,529	$2,769,557
NOTE 13—FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Company determines the fair value of assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair values are based on assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and the risks inherent in valuation techniques and the inputs to valuations. The fair value hierarchy is based on whether the inputs to valuation techniques are observable or unobservable.

Observable inputs reflect market data obtained from independent sources (including LIBOR-based discount rates), while unobservable inputs reflect the Company's own assumptions of what market participants would use.

The fair value hierarchy includes three levels of inputs that may be used to measure fair value as described below.

Level One - Quoted prices for identical instruments in active markets.

Level Two - The fair value of the assets and liabilities included in Level 2 are based on standard industry income approach models that use significant observable inputs, including LIBOR-based discount rates.

Level Three - Unobservable inputs significant to the fair value measurement supported by little or no market activity. The significant unobservable inputs used in the fair value measurement of the Company's third party guarantees are the credit risk of the third party and the third party surety bond markets.

In those cases when the inputs used to measure fair value meet the definition of more than one level of the fair value hierarchy, the lowest level input that is significant to the fair value measurement in its totality determines the applicable level in the fair value hierarchy.

The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:

Long-term debt: The fair value of long-term debt is measured using unadjusted quoted market prices or estimated using discounted cash flow analyses. The discounted cash flow analyses are based on current market rates for instruments with similar cash flows.

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long Term Debt	$293,543	$297,032	$306,543	$307,443

The Company's debt obligations are valued through reference to the applicable underlying benchmark rate and, as a result, constitute Level 2 fair value measurements.
NOTE 14—SUBSEQUENT EVENTS:

On October 26, 2017, the Board of Directors of the general partner of CONSOL Coal Resources LP declared a cash distribution to the Partnership's unitholders for the quarter ended September 30, 2017 of $0.5125 per common and subordinated unit. The cash distribution was paid on November 15, 2017 to the unitholders of record at the close of business on November 8, 2017.

On October 2, 2017, ParentCo notified CONSOL Coal Resources LP that it was electing to convert all of its 3,956,496 Class A Preferred Units into Common Units on a one-for-one basis, in accordance with the Partnership Agreement. As a result, on October 2, 2017 the Partnership issued an aggregate of 3,956,496 Common Units to ParentCo and retired the Class A Preferred Units. Following the conversion of the Class A Preferred Units into Common Units, no Class A Preferred Units are outstanding. The effect of preferred unit conversion resulted in the preferred units receiving a common unit distribution in the amount of $0.5125 per unit versus the stated 11% per annum Class A Preferred.

Separation and Distribution:

The separation and distribution were completed on November 28, 2017. CONSOL Mining Corporation’s name was changed to CONSOL Energy Inc. and CNX Coal Resources LP changed its name to CONSOL Coal Resources LP and its ticker to CCR.

In connection with the completion of the separation and distribution on November 28, 2017, the Company:

•	entered into a $100 million Term Loan A Facility (TLA Facility) with a four year maturity;

•	entered into a $400 million Term Loan B Facility (TLB Facility) with a five year maturity including a 2% original issuance discount;

•
entered into a senior secured $300 million revolving credit facility (Senior Secured Revolving Credit Facility) with a four year maturity, of which no borrowings were outstanding as of the date of this report;

•	issued $300 million second lien secured notes (Second Lien Notes) with an eight year maturity; and

•	entered on November 30, 2017 into a $100 million accounts receivable securitization facility (the AR Securitization Facility), of which no borrowings were outstanding at the date of this report.

The Company also entered into an Affiliated Company Credit Agreement with the Partnership and certain of its subsidiaries (the Partnership Credit Parties) under which the Company provides, as lender, a revolving credit facility in an aggregate principal amount of up to $275 million to the Partnership Credit Parties. In connection with the completion of the separation and distribution, the Partnership drew an initial $201 million, the net proceeds of which were used to refinance as an intercompany loan, the existing indebtedness of the Partnership under its senior secured revolving credit facility (the “Old Partnership Revolver”).

The gross proceeds of the borrowings under the TLA and TLB Facilities and from the issuance of the Second Lien Notes were $792 million were used, among other things, to make a cash payment of $425 million to ParentCo on November 28, 2017, to pay related fees and expenses, to fund the refinancing of the Old Partnership Revolver described above and otherwise fund the Company’s working capital needs and general corporate purposes following the separation.

On November 28, 2017, in connection with the separation and the distribution, the Company and/or certain of its subsidiaries entered into several agreements with CNX and/or the Partnership and/or certain of its subsidiaries that govern the relationship of the various parties following the Distribution, including the following:

•	Separation and Distribution Agreement (“SDA”);

•	Transition Services Agreement (“TSA”);

•	Tax Matters Agreement (“TMA”);

•	Employee Matters Agreement (“EMA”);

•	Intellectual Property Matters Agreement (“IPMA”);

•	CNX Resources Corporation to CONSOL Energy Inc. Trademark License Agreement (“TLA 1”);

•	CONSOL Energy Inc. to CNX Resources Corporation Trademark License Agreement (“TLA 2”);

•	First Amendment to the First Amended and Restated Omnibus Agreement (“Omnibus Amendment”);

•
First Amendment to Contract Agency Agreement by and among CONSOL Energy Sales Company, CONSOL Thermal Holdings LLC (formerly known as CNX Thermal Holdings LLC) and the other parties thereto (“Contract Agency Amendment”);

•	First Amendment to Water Supply and Services Agreement by and between CNX Water Assets LLC and CONSOL Thermal Holdings LLC (formerly known as CNX Thermal Holdings LLC) (“Water Supply Amendment”); and

•
Second Amendment to Pennsylvania Mine Complex Operating Agreement by and among CONSOL Pennsylvania Coal Company LLC, Conrhein Coal Company, CONSOL Thermal Holdings LLC (formerly known as CNX Thermal Holdings LLC) and CONSOL Coal Resources LP (formerly known as CNX Coal Resources LP) (the “Operating Agreement Amendment”).

Summaries of the material terms of the SDA, TSA, TMA, EMA, Omnibus Amendment, Contract Agency Amendment and Water Supply Amendment may be found under the section entitled “Certain Relationships and Related Party Transactions” in that certain Information Statement of the Company, dated November 3, 2017 (the “Information Statement”), and the summaries of the material terms of the IPMA, TLA1, TLA2 and the Operating Agreement Amendment may be found under Item 1.01 Entry into a Material Definitive Agreement to Form 8-K filed December 4, 2017.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in conjunction with the unaudited Combined Financial Statements and corresponding notes included elsewhere in this Form 10-Q. In addition, this Form 10-Q report should be read in conjunction with the Combined Financial Statements for the three-year period ended December 31, 2016 included in the Information Statement filed on November 2, 2017 as Exhibit 99.1 to CONSOL Mining Corporation’s Form 10, which includes all disclosures required by GAAP. This MD&A contains forward-looking statements and covers periods prior to the consummation of the separation and distribution, and accordingly, the discussion of such historical periods does not necessarily reflect the impact the separation and distribution may have on the Company. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those projected or implied in the forward-looking statements. Please see “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

All amounts discussed are in millions of U.S. dollars, unless otherwise indicated.

The Separation and Distribution

In December 2016, ParentCo announced its intent to separate into two independent, publicly-traded companies - an independently traded coal company and an independently traded oil and natural gas exploration and production (E&P) company focused on Appalachian area natural gas and liquids activities, including production, gathering, processing and acquisition of natural gas properties in the Appalachian Basin (the Gas Business).

In anticipation of the separation, CONSOL Energy was originally formed as CONSOL Mining Corporation in Delaware on June 21, 2017 to hold all of ParentCo’s coal business including its interest in the Pennsylvania Mining Operations (PAMC) and certain related coal assets, including ParentCo’s ownership interest in CNX Coal Resources LP, which owns a 25% undivided interest stake in PAMC, the CNX Marine Terminal and undeveloped coal reserves (Greenfield Reserves) located in the Northern Appalachian, Central Appalachian and Illinois basins and certain related coal assets and liabilities (the Coal Business). The Registration Statement on Form 10 (as amended) filed by the Company with the United States Securities and Exchange Commission (the “SEC”) describes the Company and the assets and liabilities that comprise the coal business that it now owns after completion of the spin-off. The Registration Statement on Form 10 was declared effective by the SEC on November 3, 2017.

The separation occurred on November 28, 2017, through the pro rata distribution by ParentCo of all of the outstanding common stock of CONSOL Mining Corporation to ParentCo’s shareholders. ParentCo continues to own the Gas Business. In connection with the separation, CONSOL Mining Corporation changed its name to CONSOL Energy Inc. and ParentCo changed its name to CNX Resources Corporation. In addition, CNX Coal Resources LP changed its name to CONSOL Coal Resources LP and its ticker to CCR.

In connection with the separation and distribution, CONSOL Mining Corporation and ParentCo entered into an agreement on November 28, 2017 (the Separation Agreement) that identified the assets of the Coal Business that were transferred to CONSOL Mining, the liabilities that were assumed and the contracts that were transferred to each of CONSOL Mining Corporation and ParentCo as part of the separation into two companies. The agreement also implemented the legal and structural separation between the two companies. ParentCo and the Company also entered into additional ancillary agreements that govern the relationship between the two companies after the completion of the separation and distribution and allocate between GasCo and the Company various assets, liabilities and obligations, including, among other things, employee benefits, environmental liabilities, intellectual property, and tax-related assets and liabilities. These additional agreements included a Tax Matters Agreement, Employee Matters Agreement, Transition Services Agreement and certain agreements related to intellectual property.

In connection with the completion of the separation and distribution on November 28, 2017, the Company:

•	entered into a $100 million Term Loan A Facility (TLA Facility) with a four year maturity;

•	entered into a $400 million Term Loan B Facility (TLB Facility) with a five year maturity including a 2% original issuance discount;

•
entered into a senior secured $300 million revolving credit facility (Senior Secured Revolving Credit Facility) with a four year maturity, of which no borrowings were outstanding as of the date of this report;

•	issued $300 million second lien secured notes (Second Lien Notes) with an eight year maturity; and

•	entered on November 30, 2017 into a $100 million accounts receivable securitization facility (the AR Securitization Facility), of which no borrowings were outstanding at the date of this report.

The Company also entered into an Affiliated Company Credit Agreement with the Partnership and certain of its subsidiaries (the Partnership Credit Parties) under which the Company provides, as lender, a revolving credit facility in an aggregate principal amount of up to $275 million to the Partnership Credit Parties. In connection with the completion of the separation and distribution, the Partnership drew an initial $201 million, the net proceeds of which were used to refinance, as an intercompany loan, the existing indebtedness of the Partnership under its senior secured revolving credit facility (the “Old Partnership Revolver”).

The gross proceeds of the borrowings under the TLA and TLB Facilities and from the issuance of the Second Lien Notes of $792 million were used, among other things, to make a cash payment of $425 million to ParentCo on November 28, 2017, to pay related fees and expenses, to fund the refinancing of the Old Partnership Revolver described above and otherwise fund the Company’s working capital needs and general corporate purposes following the separation.

For purposes of the following sections of the MD&A, we use the terms “the Company,” “we,” “us,” and “our,” when referring to periods prior to the distribution, to refer to the Coal Business of ParentCo.

Our Business

We are a leading, low-cost producer of high-quality bituminous coal from the Northern Appalachian Basin (“NAPP”) with excellent access to major U.S. and international coal markets and a highly experienced management team. Our company and its predecessors have been mining coal, primarily in NAPP, since 1864. We have the capacity to produce up to 28.5 million tons per year of thermal and crossover metallurgical coal from our PAMC, which consists of three highly productive, well-capitalized underground mines in the Pittsburgh No. 8 coal seam and the largest coal preparation plant in the United States. Coal from the PAMC is valued because of its high energy content (as measured in British thermal units, or Btu, per pound), relatively low levels of sulfur and other impurities, and strong thermoplastic properties that enable it to be used in metallurgical as well as thermal applications. We take advantage of these desirable quality characteristics and our extensive logistical network, which is directly served by both the Norfolk Southern and CSX railroads, to aggressively market our product to a broad base of strategically-selected, top-performing power plant customers in the eastern United States. We also capitalize on the operational synergies afforded by our wholly-owned CONSOL Marine Terminal in the Port of Baltimore to export our coal to thermal and metallurgical end-users in Europe, Asia, South America, and Canada. Our operations, including the PAMC and the CONSOL Marine Terminal, have consistently generated strong cash flows. The PAMC controls 766.7 million tons of high-quality Pittsburgh seam reserves (as of December 31, 2016), enough to allow for approximately 27 years of full-capacity production. In addition, we own or control approximately 1.6 billion tons of Greenfield Reserves in the eastern United States that could provide us with a solid growth platform in the future. Our vision is to maximize cash flow generation through the safe, compliant, and efficient operation of this world class core asset base, while strategically reducing debt, returning capital through share buybacks or dividends, and when prudent, allocating capital toward compelling growth opportunities.

Our major assets include:

•	~90% economic ownership and full operational control of the PAMC, consisting of:

◦	75% undivided interest in the PAMC;

◦
~60% limited partner interest, a 1.7% general partner interest (reflecting 100% of the general partner units) and incentive distribution rights (IDRs) in CONSOL Coal Resources LP (called CNX Coal Resources LP before November 28, 2017), which is a growth-oriented master limited partnership formed by us in 2015 to manage and further develop our active coal operations in Pennsylvania, and which owns the remaining 25% stake in PAMC;

•	the CONSOL Marine Terminal; and

•	1.6 billion tons of Greenfield Reserves in NAPP, the Central Appalachian Basin (CAPP), and the Illinois Basins (ILB).

These assets and the diverse markets they serve provide robust flexibility for generating cash across a wide variety of demand and pricing scenarios. This flexibility begins with the low-cost structure and optionality afforded by our PAMC. The three mines at the PAMC, which include the Bailey, Enlow Fork, and Harvey mines, produce coal from the Pittsburgh No. 8 Coal Seam using longwall mining, a highly automated underground mining technique that produces large volumes of coal at lower costs compared to alternative mining methods. These three mines collectively operate five longwalls, and the production from all three mines is processed at a single, centralized preparation plant, which is connected via conveyor belts to each mine. The Bailey Central Preparation Plant, which can clean and process up to 8,200 raw tons of coal per hour, provides economies of scale while also maintaining the ability to segregate and blend coal based on quality. This infrastructure enables us to tailor our production levels and quality specifications to meet market demands. It also results in a highly productive, low-cost operation as compared to other NAPP coal mines. The PAMC was the most productive longwall operation in NAPP during 2015-2016, producing 6.77 tons of coal per employee hour, compared with an average of 4.94 tons per employee hour for all other currently-operating NAPP longwalls. As of June 30, 2017, productivity further increased to 7.43 tons of coal per employee hour, compared with an average of 5.24 tons per employee hour for all other currently-operating NAPP longwalls. Our high productivity helps drive a low cost structure, which according to Wood Mackenzie was in the first quartile among NAPP coal mines in 2016. Our efficiency strengthens our margins throughout the commodity cycle, and has allowed us to continue to generate positive margins even in challenging pricing environments.

Coal from the PAMC is versatile in that it can be sold either domestically or abroad, in the thermal coal market or as a crossover product in the high-volatile metallurgical coal market. Domestically, we have a well-established and diverse blue chip customer base, the majority of which is comprised of domestic utility companies located across the eastern United States. In 2016, we shipped coal to 38 plants located in 18 eastern U.S. states. As of September 30, 2017, the PAMC is fully contracted for 2017. For 2018 and 2019, our contracted position as of October 9, 2017 is at 80% and 41%, respectively, assuming a 27 million ton coal sales volume. We believe our committed and contracted position is well-balanced in hedging against market downside risk while allowing us to continue to build out the customer portfolio strategically and opportunistically as the market evolves.

Our Strategy

Going forward, we plan to continue to execute our sales strategy of targeting top-performing, environmentally controlled, rail-served power plants in our core market areas in the eastern United States. Our top 15 domestic power plant customers in 2016, which accounted for 82% of our domestic power plant shipments that year, operated at a 15% higher capacity factor than other NAPP rail-served plants in 2016, and have consistently consumed more than 50 million tons of coal per year over the past five years. We have grown our share at these plants from 12% in 2011 to 32% in 2016, and we believe that we can continue to grow this share. Our customer plants consume coal from all four primary coal producing basins in the United States. However, we believe that we are favorably positioned to compete with producers from these basins primarily because of: (i) our significant transportation cost advantage compared to producers in the ILB and the Powder River Basin (PRB), which incur higher rail transportation rates to deliver coal to many of our core market areas in the eastern United States, (ii) our favorable operating environment compared to producers in CAPP, where production has been declining and is expected to continue to decline primarily due to the basin’s high cost production profile, reserve degradation and difficult permitting environment, and (iii) the attractive quality characteristics of our coal, which enable us to compete for demand from a broader range of coal-fired power plants as compared to (x) mining operations in basins that typically produce coal with a comparatively lower heat content, such as the ILB and PRB, (y) mining operations in basins that typically produce coal with a comparatively higher sulfur content, such as the ILB and most areas in NAPP, and (z) mining operations in basins that typically produce coal with a comparatively higher chlorine content, such as certain areas in the ILB.

The PAMC and our 100%-owned CONSOL Marine Terminal allow us to participate in the international thermal and metallurgical coal markets. The CONSOL Marine Terminal provides coal transshipments directly from rail cars to ocean-going vessels for both PAMC and third-party shippers, and is the only coal marine terminal on the East Coast served by two rail lines (Norfolk Southern and CSX). Located on 200 acres, the terminal has a throughput capacity of approximately 15 million tons per year, as well as extensive blending capabilities and significant ground storage capacity of 1.1 million tons. In 2016, approximately 8.1 million tons of coal were shipped through the CONSOL Marine Terminal; approximately 57% of that amount was produced at our PAMC. The ability to serve both domestic and international markets with premium thermal and crossover metallurgical coal provides us with significant diversification and optionality, allowing us to pursue upside while helping to minimize both pricing and volume risk. Since 2014, our domestic thermal shipments from the PAMC have ranged from 17.3 to 22.8 million tons per year, our export thermal shipments have ranged from 2.1 to 4.4 million tons per year, and our export metallurgical shipments have ranged from 1.2 to 2.0 million tons per year. Historically, the CONSOL Marine Terminal served as a captive provider to company-owned or partnered mines. In 2016, the Company opened the terminal to third parties to utilize surplus capacity. The CONSOL Marine Terminal has since signed multiple third party contracts with market-based terms, including take-or-pay contract minimums, and is currently on track in 2017 to exceed its record throughput, set in 2011, of 12.9 million tons. After accounting for PAMC tons, the CONSOL Marine Terminal still has significant surplus capacity that may be used to generate additional revenue by providing services to third parties.

Finally, the 1.6 billion tons of Greenfield Reserves that we control in NAPP, CAPP, and ILB, which are in addition to the substantial reserve base associated with the PAMC, feature both thermal and metallurgical reserves. Included among these are approximately 591 million tons and 377 million tons of contiguous greenfield reserves associated with the River Mine and Mason Dixon Mine projects, respectively, which are among the last remaining greenfield Pittsburgh No. 8 coal seam projects in the Northern Appalachian region. Also included are 26 million tons of low-volatile metallurgical coal reserves associated with our Itmann property, 40 million tons of high-volatile metallurgical coal reserves associated with our Martinka property, and 117 million tons of reserves associated with our Birch and Canfield properties that are classified as thermal but that have strong potential as a high-vol or crossover metallurgical product. Our Greenfield Reserves provide additional optionality for organic growth or monetization as market conditions allow.

Bailey Mine Environmental Proceedings

On September 4, 2017, the Pennsylvania Department of Environmental Protection (“DEP”) provided notice that it required additional time to review the technical merits of a prior permit submission by ParentCo for continued longwall mining in the 4L panel at the Bailey Mine (the “4L Pending Permit”), in light of a recent Environmental Hearing Board (“EHB”) decision, which is discussed further below. As a result, the Bailey longwall was idled at that time and workforce adjustments were made, pending further developments with the DEP and permit submission. This was the first time in the 35-year history of the Bailey Mine that a needed mining permit had not been received in a timely fashion.

As noted above, the DEP’s determination with respect to the 4L Pending Permit related to part of an August 2017 EHB decision that impacts the application of DEP-required stream mitigation techniques, specifically the installation of synthetic stream-channel liner systems. The EHB is the quasi-judicial agency that hears appeals of DEP permitting decisions. The EHB decision held, in part, that the requirement to install a stream-channel liner system constituted impermissible pollution under applicable environmental laws. That determination had direct and specific implications for the 4L Pending Permit with respect to undermining one particular stream, Polen Run, for which the DEP was proposing to require the installation of the stream-channel liner system as a mitigation measure. The DEP requested alternative mitigation measures for consideration, which CONSOL Energy supplied. Due to the narrowly focused EHB decision, the DEP is carefully reviewing alternative approaches and continues to evaluate the requested data submitted in support of the 4L Pending Permit. Given the potential for a protracted review, ParentCo felt it prudent to temporarily idle the Bailey longwall and dismantle and relocate it to another panel where it held an operating permit.

To that end, on September 18, 2017, ParentCo issued a press release stating that the DEP was requiring additional time to evaluate the approval of the 4L Pending Permit and that, as a result of this ongoing evaluation, ParentCo determined to move the Bailey longwall to another permitted panel in order to resume operations. The Bailey longwall was moved and resumed operations the first week of October 2017. Management has implemented several measures to mitigate the production impact from this delay, including working additional unscheduled shifts as compared to the previous five and a half day schedule. This operating schedule change is intended to allow CONSOL Energy Inc. to meet customer needs. CONSOL Energy Inc. continues to work closely with the necessary agencies to obtain operating permits to allow for continuity of Bailey longwall mining operations.

Three Months Ended September 30, 2017 Compared with the Three Months Ended September 30, 2016

Net Income Attributable to CONSOL Energy Inc. Shareholder

ParentCo's Coal Business reported net income of $8 million for the three months ended September 30, 2017, compared to net income of $3 million for the three months ended September 30, 2016.

At September 30, 2017, ParentCo's Coal Business consisted of the Pennsylvania Mining Operations Complex (PAMC), as well as various corporate and other business activities that are not allocated to PAMC. The other business activities include CONSOL Marine Terminal, closed and idle mine activities, selling, general and administrative activities, and income taxes, as well as various other non-operated activities.

PAMC ANALYSIS

The PAMC division's principal activities consist of mining, preparation and marketing of thermal coal, sold primarily to power generators. The division also includes selling, general and administrative costs, as well as various other activities assigned to the PAMC division, but not included in the cost components on a per unit basis.

The PAMC division had earnings before income tax of $21 million for the three months ended September 30, 2017, compared to earnings before income tax of $35 million for the three months ended September 30, 2016. Variances are discussed below.

	For the Three Months Ended
	September 30,
(in millions)	2017	2016	Variance
Sales:
Coal Sales	$279	$268	$11
Freight Revenue	22	9	13
Miscellaneous Other Income	12	2	10
Total Revenue and Other Income	313	279	34
Operating Costs and Expenses:
Operating Costs	197	176	21
Depreciation, Depletion and Amortization	39	40	(1)
Total Operating Costs and Expenses	236	216	20
Other Costs and Expenses:
Other Costs	11	7	4
Depreciation, Depletion and Amortization	2	2	—
Total Other Costs and Expenses	13	9	4
Freight Expense	22	9	13
Selling, General and Administrative Costs	19	8	11
Interest Expense	2	2	—
Total Costs and Expenses	292	244	48
Earnings Before Income Tax	$21	$35	$(14)

The PAMC division's coal revenue and cost components on a per unit basis for these periods were as follows:

	For the Three Months Ended September 30,
	2017	2016	Variance
Tons Sold (in millions)	6.3	6.0	0.3
Average Sales Price Per Ton Sold	$44.16	$44.30	$(0.14)

Total Operating Costs Per Ton Sold	$30.94	$29.29	$1.65
Total Depreciation, Depletion and Amortization Costs Per Ton Sold	6.38	6.50	(0.12)
Total Costs Per Ton Sold	$37.32	$35.79	$1.53
Average Margin Per Ton Sold	$6.84	$8.51	$(1.67)

Coal Sales

Coal sales were $279 million for the three months ended September 30, 2017, compared to $268 million for the three months ended September 30, 2016. The $11 million increase was attributable to a 0.3 million increase in tons sold, partially offset by a $0.14 lower average sales price per ton sold. The lower average sales price per ton sold in the 2017 period was primarily the result of mild summer weather and lower power prices in domestic thermal markets. The increase in tons sold was primarily related to increased export tons due to an increase in demand.

Freight Revenue and Freight Expense

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services. Freight revenue is completely offset by freight expense. Freight revenue and freight expense were both $22 million for the three months ended September 30, 2017, compared to $9 million in the three months ended September 30, 2016. The $13 million increase was due to increased shipments where transportation services were contractually provided.

Miscellaneous Other Income

Miscellaneous other income increased $10 million in the period-to-period comparison, primarily as a result of a customer contract buyout in the amount of $8 million in the current period. No such transactions occurred in the prior period. The remaining increase was due to an increase in sales of externally purchased coal for blending purposes only during the three months ended September 30, 2017.

Operating Costs and Expenses

Operating costs and expenses are comprised of costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. Operating costs and expenses include items such as direct operating costs, royalty and production taxes, employee-related expenses and depreciation, depletion, and amortization costs. Total operating costs and expenses were $236 million for the three months ended September 30, 2017, or $20 million higher than the $216 million for the three months ended September 30, 2016. Total costs per ton sold were $37.32 per ton for the three months ended September 30, 2017, compared to $35.79 per ton for the three months ended September 30, 2016. The increase in the cost of coal sold was primarily driven by an increase in belt advancement and equipment overhaul related projects, additional operating expenses incurred at the Bailey Mine resulting from permitting issues, and adverse geological conditions at the Enlow Fork Mine.

Other Costs and Expenses

Other costs and expenses include items that are assigned to the PAMC division but are not included in unit costs, such as coal reserve holding costs and purchased coal costs. Total other costs and expenses increased $4 million in the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase was primarily attributable to severance costs in the current quarter related to organizational restructuring, an increase in current quarter costs related to externally purchased coal for blending purposes only, and a state tax audit settlement in the year earlier quarter. These were offset, in part, by a decrease in discretionary 401(k) contributions in the period-to-period comparison.

Selling, General, and Administrative Costs

At September 30, 2017, ParentCo was a party to a service agreement with the Partnership that required ParentCo to provide certain selling, general and administrative services to the Partnership. The Company assumed this agreement as part of the separation and distribution. These services are paid monthly based on an agreed upon fixed fee that is reset at least annually. See Note 4 - Related Party Transactions of the Notes to the Unaudited Combined Financial Statements in Item 1 of this Form 10-Q for additional information. An additional portion of ParentCo's selling, general and administrative costs are allocated to the PAMC division, outside of the service agreement, based on a percentage of total revenue and a percentage of total projected capital expenditures. The amount of selling, general and administrative costs related to the PAMC division was $19 million for the three months ended September 30, 2017, compared to $8 million for the three months ended September 30, 2016. The $11 million increase in the period-to-period comparison was primarily related to an increase in long-term incentive compensation recognized in relation to award modifications due to organizational restructuring, increases in the portion of selling, general and administrative expenses allocated from ParentCo, and an increase in short-term incentive compensation paid to employees based on the results of operations achieved at the Company's mines.

Interest Expense

Interest expense, net of amounts capitalized, of $2 million for the three months ended September 30, 2017 and 2016 is primarily comprised of interest on the Old Partnership Revolver. As described above, the Old Partnership Revolver was refinanced through the Affiliated Company Credit Agreement on November 28, 2017.

OTHER ANALYSIS

Other includes revenue and expenses from various corporate and diversified business activities that are not allocated to the PAMC division. The diversified business activities include coal terminal operations, closed and idle mine activities, selling, general and administrative activities, and income taxes, as well as various other non-operated activities, none of which are individually significant to the Company.

Other business activities had a loss before income tax of $9 million for the three months ended September 30, 2017, compared to a loss before income tax of $30 million for the three months ended September 30, 2016. Variances are discussed below.

	For the Three Months Ended
	September 30,
(in millions)	2017	2016	Variance
Revenue:
Other Outside Sales	$15	$5	$10
Miscellaneous Other Income	8	11	(3)
Loss on Sale of Assets	(1)	—	(1)
Total Revenue and Other Income	22	16	6
Other Costs and Expenses:
Operating and Other Costs	21	33	(12)
Selling, General and Administrative Costs	2	4	(2)
Depreciation, Depletion and Amortization	6	8	(2)
Interest Expense	2	1	1
Total Other Costs and Expenses	31	46	(15)
Loss Before Income Tax	$(9)	$(30)	$21

Other Outside Sales

Other outside sales consists of sales from CONSOL Marine Terminal, which is located on 200 acres in the Port of Baltimore, Maryland and provides access to international coal markets. CONSOL Marine Terminal sales were $15 million for the three months ended September 30, 2017, compared to $5 million for the three months ended September 30, 2016. The $10 million increase in the period-to-period comparison was attributable to a 2.4 million increase in throughput tons, from 1.1 million tons in the three months ended September 30, 2016, to 3.5 million tons in the three months ended September 30, 2017.

Miscellaneous Other Income

Miscellaneous other income decreased $3 million in the period-to-period comparison due to the following items:

	For the Three Months Ended
	September 30,
	2017	2016	Variance
Rental Income	$2	$9	$(7)
Right of Way Sales	1	—	1
Royalty Income	4	2	2
Other Income	1	—	1
Total Miscellaneous Other Income	$8	$11	$(3)

•	Rental Income decreased $7 million primarily due to a decrease in lease payments received as a result of the sale of certain subleased equipment in the second quarter of 2017.

•	Royalty Income related to non-operated coal properties increased $2 million in the period-to-period comparison primarily due to an increase in third-party activity in the current period.

Operating and Other Costs

Operating and other costs were $21 million for the three months ended September 30, 2017, compared to $33 million for the three months ended September 30, 2016. Operating and other costs decreased in the period-to-period comparison due to the following items:

	For the Three Months Ended
	September 30,
	2017	2016	Variance
Lease Rental Expense	$1	$8	$(7)
Pension Settlement	—	4	(4)
UMWA Expenses	13	14	(1)
Workers' Compensation	1	2	(1)
Closed and Idle Mines	1	2	(1)
CONSOL Marine Terminal	6	5	1
Pension Expense	(2)	(3)	1
Coal Reserve Holding Costs	1	1	—
Total Other Income	$21	$33	$(12)

•	Lease Rental Expense decreased $7 million primarily due to the sale of certain subleased equipment in the second quarter of 2017.

•
Pension Settlement expense is required when lump sum distributions made for a given plan year exceed the total of the service and interest costs for that same plan year. Settlement accounting was triggered in the three months ended September 30, 2016. See Note 9 - Pension and Other Postretirement Benefit Plans in the Notes to the Unaudited Combined Financial Statements in Item 1 of this Form 10-Q for additional detail. Settlement accounting was not triggered in the current period.

Selling, General, and Administrative Costs

Selling, general, and administrative costs are costs allocated to ParentCo's Other Division of its Coal Business from ParentCo based on a percentage of total revenue and a percentage of total projected capital expenditures. The decrease of $2 million is a result of decreases in the portion of selling, general and administrative expenses allocated from ParentCo.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased $2 million in the period-to-period comparison due to changes in the asset retirement obligations at two closed mine locations.

Interest Expense

Interest expense, net of amounts capitalized, of $2 million for the three months ended September 30, 2017 and $1 million for the three months ended September 30, 2016, is primarily comprised of interest on the 5.75% MEDCO Revenue Bonds.

Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016

Net Income Attributable to CONSOL Energy Inc. Shareholder

ParentCo's Coal Business reported net income of $97 million for the nine months ended September 30, 2017, compared to net income of $23 million for the nine months ended September 30, 2016.

At September 30, 2017, ParentCo's Coal Business consisted of the Pennsylvania Mining Operations Complex (PAMC), as well as various corporate and other business activities that are not allocated to PAMC. The other business activities include CONSOL Marine Terminal, closed and idle mine activities, selling, general and administrative activities, and income taxes, as well as various other non-operated activities.

PAMC ANALYSIS

The PAMC division's principal activities consist of mining, preparation and marketing of thermal coal, sold primarily to power generators. The division also includes selling, general and administrative costs, as well as various other activities assigned to the PAMC division, but not included in the cost components on a per unit basis.

The PAMC division had earnings before income tax of $132 million for the nine months ended September 30, 2017, compared to earnings before income tax of $80 million for the nine months ended September 30, 2016. Variances are discussed below.

	For the Nine Months Ended
	September 30,
(in millions)	2017	2016	Variance
Sales:
Coal Sales	$899	$744	$155
Freight Revenue	52	34	18
Miscellaneous Other Income	19	10	9
Gain on Sale of Assets	6	—	6
Total Revenue and Other Income	976	788	188
Operating Costs and Expenses:
Operating Costs	588	489	99
Depreciation, Depletion and Amortization	118	114	4
Total Operating Costs and Expenses	706	603	103
Other Costs and Expenses:
Other Costs	21	33	(12)
Depreciation, Depletion and Amortization	7	11	(4)
Total Other Costs and Expenses	28	44	(16)
Freight Expense	52	34	18
Selling, General and Administrative Costs	51	20	31
Interest Expense	7	7	—
Total Costs and Expense	844	708	136
Earnings Before Income Tax	$132	$80	$52

The PAMC division's coal revenue and cost components on a per unit basis for these periods were as follows:

	For the Nine Months Ended September 30,
	2017	2016	Variance
Tons Sold (in millions)	19.9	17.5	2.4
Average Sales Price Per Ton Sold	$45.26	$42.60	$2.66

Total Operating Costs Per Ton Sold	$29.57	$28.05	$1.52
Total Depreciation, Depletion and Amortization Costs Per Ton Sold	5.94	6.48	(0.54)
Total Costs Per Ton Sold	$35.51	$34.53	$0.98
Average Margin Per Ton Sold	$9.75	$8.07	$1.68

Coal Sales

Coal sales were $899 million for the nine months ended September 30, 2017, compared to $744 million for the nine months ended September 30, 2016. The $155 million increase was attributable to a 2.4 million increase in tons sold and a $2.66 higher average sales price per ton sold. The increase in tons sold was primarily due to increased demand from the Company's domestic power plant customers, in part due to higher natural gas prices, and increased demand in thermal export markets. The higher average sales price per ton sold in the 2017 period was primarily the result of a tighter supply-demand balance in the international thermal and crossover metallurgical coal markets that the PAMC serves. The API2 index (the benchmark price reference for coal imported into northwest Europe) was up more than 50% in the 2017 period compared to the year-ago period and the global coking coal prices were up by an even greater percentage in the period-to-period comparison.

Freight Revenue and Freight Expense

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services. Freight revenue is completely offset by freight expense. Freight revenue and freight expense were both $52 million for the nine months ended September 30, 2017, compared to $34 million in the nine months ended September 30, 2016. The $18 million increase was due to increased shipments where transportation services were contractually provided.

Miscellaneous Other Income

Miscellaneous other income increased $9 million in the period-to-period comparison, primarily a result of current year transactions related to a customer contract buyout in the amount of $8 million and an increase in sales of externally purchased coal for blending purposes only. This increase was partially offset by a coal contract buyout in the amount of $6 million during the nine months ended September 30, 2016.

Gain on Sale of Assets

Gain on sale of assets increased $6 million in the period-to-period comparison primarily due to the sale of certain coal rights during the nine months ended September 30, 2017.

Operating Costs and Expenses

Operating costs and expenses are comprised of costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. Operating costs and expenses include items such as direct operating costs, royalty and production taxes, employee-related expenses and depreciation, depletion, and amortization costs. Total operating costs and expenses were $706 million for the nine months ended September 30, 2017, or $103 million higher than the $603 million for the nine months ended September 30, 2016. Total costs per ton sold were $35.51 per ton for the nine months ended September 30, 2017, compared to $34.53 per ton for the nine months ended September 30, 2016. The increase in the cost of coal sold was primarily driven by an increase in production tons to meet market demand, the timing of certain belt and maintenance projects, additional operating expenses incurred at the Bailey Mine resulting from permitting issues, and adverse geological conditions at the Enlow Fork Mine. The average cost per ton sold also increased due to additional costs related to an increase in development mining footage, offset, in part, by a 4% improvement in productivity, as measured by tons per employee-hour, during the nine months ended September 30, 2017, compared to the year earlier period.

Other Costs and Expenses

Other costs and expenses include items that are assigned to the PAMC division but are not included in unit costs, such as coal reserve holding costs and purchased coal costs. Total other costs and expenses decreased $16 million in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease was primarily attributable to prior year costs related to the temporary idling of one longwall at the PA Mining Operations complex to optimize the production schedule and discretionary 401(k) contributions. This decrease was partially offset by a current period increase in costs related to externally purchased coal for blending purposes only and current year severance costs related to organizational restructuring.

Selling, General, and Administrative Costs

At September 30, 2017, ParentCo was a party to a service agreement with the Partnership that required ParentCo to provide certain selling, general and administrative services to the Partnership. The Company assumed this agreement as part of the separation and distribution. These services are paid monthly based on an agreed upon fixed fee that is reset at least annually. See Note 4 - Related Party Transactions of the Notes to the Unaudited Combined Financial Statements in Item 1 of this Form 10-Q for additional information. An additional portion of ParentCo's selling, general and administrative costs are allocated to the PAMC division, outside of the service agreement, based on a percentage of total revenue and a percentage of total projected capital expenditures. The amount of selling, general and administrative costs related to the PAMC division was $51 million for the nine months ended September 30, 2017, compared to $20 million for the nine months ended September 30, 2016. The $31 million increase in the period-to-period comparison was primarily related to an increase in long-term incentive compensation recognized in relation to award modifications due to organizational restructuring, increases in the portion of selling, general and administrative expenses allocated from ParentCo, and an increase in short-term incentive compensation paid to employees based on the results of operations achieved at the Company's mines.

Interest Expense

Interest expense, net of amounts capitalized, of $7 million for the nine months ended September 30, 2017 and 2016 is primarily comprised of interest on the Old Partnership Revolver. As described above, the Old Partnership Revolver was refinanced through the Affiliated Company Credit Agreement on November 28, 2017.

OTHER ANALYSIS

Other includes revenue and expenses from various corporate and diversified business activities that are not allocated to the PAMC division. The diversified business activities include coal terminal operations, closed and idle mine activities, selling, general and administrative activities, and income taxes, as well as various other non-operated activities, none of which are individually significant to the Company.

Other business activities had a loss before income tax of $2 million for the nine months ended September 30, 2017, compared to a loss before income tax of $53 million for the nine months ended September 30, 2016. Variances are discussed below.

	For the Nine Months Ended
	September 30,
(in millions)	2017	2016	Variance
Revenue:
Other Outside Sales	$43	$20	$23
Miscellaneous Other Income	34	40	(6)
Gain on Sale of Assets	7	4	3
Total Revenue and Other Income	84	64	20
Other Costs and Expenses:
Operating and Other Costs	73	101	(28)
Selling, General and Administrative Costs	8	10	(2)
Depreciation, Depletion and Amortization	—	3	(3)
Interest Expense	5	3	2
Total Other Costs and Expenses	86	117	(31)
Loss Before Income Tax	$(2)	$(53)	$51

Other Outside Sales

Other outside sales consists of sales from CONSOL Marine Terminal, which is located on 200 acres in the Port of Baltimore, Maryland and provides access to international coal markets. CONSOL Marine Terminal sales were $43 million for the nine months ended September 30, 2017, compared to $20 million for the nine months ended September 30, 2016. The $23 million increase in the period-to-period comparison was attributable to a 4.9 million increase in throughput tons, from 5.3 million tons in the nine months ended September 30, 2016, to 10.2 million tons in the nine months ended September 30, 2017.

Miscellaneous Other Income

Miscellaneous other income decreased $6 million in the period-to-period comparison due to the following items:

	For the Nine Months Ended
	September 30,
	2017	2016	Variance
Rental Income	$13	$26	$(13)
Right of Way Sales	2	6	(4)
Interest Income	1	1	—
Royalty Income	16	6	10
Other Income	2	1	1
Total Miscellaneous Other Income	$34	$40	$(6)

•	Rental Income decreased $13 million primarily due to a decrease in lease payments received as a result of the sale of certain subleased equipment in the current period.

•
Right of Way Sales relate to an initiative to generate additional revenue from the Company's unutilized surface rights. The decrease of $4 million in the period-to-period comparison was due to fewer sales in the current period.

•
Royalty Income related to non-operated coal properties increased $10 million in the period-to-period comparison primarily due to an increase in third-party activity and higher coal prices in the current period.

Operating and Other Costs

Operating and other costs were $73 million for the nine months ended September 30, 2017, compared to $101 million for the nine months ended September 30, 2016. Operating and other costs decreased in the period-to-period comparison due to the following items:

	For the Nine Months Ended
	September 30,
	2017	2016	Variance
Pension Settlement	$—	$17	$(17)
Lease Rental Expense	11	23	(12)
Workers' Compensation	3	5	(2)
UMWA Expenses	39	40	(1)
Closed and Idle Mines	6	7	(1)
Coal Reserve Holding Costs	5	4	1
CONSOL Marine Terminal	15	13	2
Pension Expense	(6)	(10)	4
Other	—	2	(2)
Total Other Income	$73	$101	$(28)

•
Pension Settlement expense is required when lump sum distributions made for a given plan year exceed the total of the service and interest costs for that same plan year. Settlement accounting was triggered in the nine months ended September 30, 2016. See Note 9 - Pension and Other Postretirement Benefit Plans in the Notes to the Unaudited Combined Financial Statements in Item 1 of this Form 10-Q for additional detail. Settlement accounting was not triggered in the current period.

•	Lease Rental Expense decreased $12 million primarily due to the sale of certain subleased equipment in the current period.

•	Pension Expense increased $4 million in the period-to-period comparison due to modifications made to the actuarial calculation of net periodic benefit cost at the beginning of each year.

Selling, General, and Administrative Costs

Selling, general, and administrative costs are costs allocated to ParentCo's Other Division of its Coal Business from ParentCo based on a percentage of total revenue and a percentage of total projected capital expenditures. The decrease of $2 million is a result of decreases in the portion of selling, general and administrative expenses allocated from ParentCo.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased $3 million in the period-to-period comparison due to changes in the asset retirement obligations at two of the Company's closed mine locations.

Interest Expense

Interest expense, net of amounts capitalized, of $5 million for the nine months ended September 30, 2017 and $3 million for the nine months ended September 30, 2016, is primarily comprised of interest on the 5.75% MEDCO Revenue Bonds.

Liquidity and Capital Resources

Historically, ParentCo provided capital, cash management and other treasury services to ParentCo's Coal Business, which ParentCo continued to provide until the separation was consummated on November 28, 2017. Only cash amounts specifically attributable to ParentCo's Coal Business are reflected in the Combined Financial Statements. Transfers of cash, both to and from ParentCo’s centralized cash management system, are reflected as a component of Net Change in Parent Investment in the Combined Financial Statements.

The Company's primary future cash needs will be centered on operating activities, including working capital, as well as recurring and strategic capital expenditures. Following the separation and distribution, the Company's capital structure and sources of liquidity changed significantly from its historical capital structure. The Company will no longer participate in capital management with ParentCo, rather the Company's ability to fund its cash needs will depend on its ongoing ability to generate and raise cash in the future. We expect our ongoing sources of liquidity to include cash generated from operations, cash on hand, borrowings under our revolving credit facility and AR Securitization facility (which are discussed below), and, if necessary, the issuance of additional equity or debt securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements, our long-term capital expenditure requirements, and our debt servicing obligations.

Following the separation, the Company owns an undivided interest in 75% of the PAMC and the Partnership owns the remaining undivided 25% interest. The Company has a 61.5% economic ownership interest in the Partnership through our various holdings of the general partner and limited partner interests of the Partnership.

CONSOL Energy Inc. Senior Secured Credit Facilities

In connection with the separation and distribution, the Company entered into a revolving credit facility with commitments up to $300 million (the “Revolving Credit Facility”), a Term Loan A Facility of up to $100 million (the “TLA Facility”) and a Term Loan B Facility of up to $400 million (the “TLB Facility”, and together with the Revolving Credit Facility and the TLA Facility, the “Senior Secured Credit Facilities”). Borrowings under the Company’s Senior Secured Credit Facilities bear interest at a floating rate which can be, at the Company’s option, either (i) LIBOR plus an applicable margin or (ii) an alternate base rate plus an applicable margin. The Revolving Credit and TLA Facilities mature on November 28, 2021. The TLB Facility matures on November 28, 2022. Starting with the quarter ending March 31, 2018, the TLA Facility will amortize in equal quarterly installments of (i) 3.75% of the original principal amount thereof, for the first eight quarterly installments, (ii) 6.25% of the original principal amount thereof for the subsequent four quarterly installments and (iii) 11.25% of the original principal amount thereof for the quarterly installments thereafter, with the remaining balance due at final maturity. Starting with the quarter ending March 31, 2018, the TLB Facility will amortize in equal quarterly installments in an amount equal to 0.25% per annum of the original principal amount thereof, with the remaining balance due at final maturity.

Obligations under the Senior Secured Credit Facilities are guaranteed by (i) all owners of the 75% undivided economic interest in the PAMC held by the Company, (ii) any other members of the Company’s group that own any portion of the collateral securing the Revolving Credit Facility, and (iii) subject to certain customary exceptions and agreed materiality thresholds, all other existing or future direct or indirect wholly owned restricted subsidiaries of the Company (excluding the Partnership and its wholly-owned subsidiaries). As currently contemplated, all obligations are secured by, subject to certain exceptions (including a limitation of pledges of equity interests in certain subsidiaries and certain thresholds with respect to real property), a first-priority lien on (i) the Company’s 75% undivided economic interest in the Pennsylvania Mining Complex, (ii) the limited partner units of the Partnership held by the Company, (iii) the CNX Marine Terminal and (iv) the 1.6 billion tons of Greenfield Reserves. The Senior Secured Credit Facilities contain a number of customary affirmative covenants. In addition, the Senior Secured Credit Facilities contain a number of negative covenants, including (subject to certain exceptions) limitations on (among other things): indebtedness, liens, investments, acquisitions, dispositions, restricted payments, and prepayments of junior indebtedness.

The Revolving Credit Facility and TLA Facility also include financial covenants, including (i) a maximum first lien gross leverage ratio, (ii) a maximum total net leverage ratio, and (iii) a minimum fixed charge coverage ratio. The Senior Secured Credit Facilities contain customary events of default, including with respect to a failure to make payments when due, cross-default and cross-judgment default and certain bankruptcy and insolvency events.

The aggregate gross proceeds of the borrowings under the TLA and TLB Facilities and the Second Lien Notes was $792 million and was used, among other things, to (i) make a cash payment of $425 million to ParentCo on November 28, 2017, (ii) to refinance as an intercompany loan the existing indebtedness of the Partnership under its senior secured revolving credit facility (the “Old Partnership Revolver”), as described below, (iii) to pay related fees and expenses and (iv) otherwise fund the Company’s working capital needs and general corporate purposes following the separation.

11.00% Senior Secured Second Lien Notes due 2025

On November 13, 2017, the Company issued $300 million in aggregate principal amount of 11.00% Senior Secured Second Lien Notes due 2025 (the “Second Lien Notes”) pursuant to an indenture (the “Indenture”) dated as of November 13, 2017, by and between the Company and, UMB Bank, N.A., a national banking association, as trustee and collateral trustee (the “Trustee”). On November 28, 2017, certain subsidiaries of the Company executed a supplement to the Indenture and become party to the Indenture as a Guarantor (as defined below). The Second Lien Notes are secured by second priority liens on substantially all of the assets of the Company and the Guarantors that are pledged and on a first-priority basis as collateral securing the Company’s obligations under the Senior Secured Credit Facilities (described below), subject to certain exceptions under the Indenture.

On or after November 15, 2021, the Company may redeem all or part of the Second Lien Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, to, but not including, the redemption date (subject to the rights of holders of the Second Lien Notes on the relevant record date to receive interest due on the relevant interest payment date), beginning on November 15 of the years indicated:

Year	Percentage
2021	105.50%
2022	102.75%
2023 and thereafter	100.00%

Prior to November 15, 2020, the Company may on one or more occasions redeem up to 35% of the principal amount of the Second Lien Notes with an amount of cash not greater than the amount of the net cash proceeds from one or more equity offerings at a redemption price equal to 111.00% of the principal amount of the Second Lien Notes to be redeemed, plus accrued and unpaid interest, if any, to, but not including, the date of redemption, as long as at least 65% of the aggregate principal amount of the Second Lien Notes originally issued on the issue date (excluding Second Lien Notes held by the Company and its subsidiaries) remains outstanding after each such redemption and the redemption occurs within less than 180 days after the date of the closing of the equity offering.

At any time or from time to time prior to November 15, 2021, the Company may also redeem all or a part of the Second Lien Notes, at a redemption price equal to 100% of the principal amount thereof plus the Applicable Premium, as defined in the Indenture, plus accrued and unpaid interest, if any, to, but not including, the redemption date (subject to the rights of holders of the Second Lien Notes on the relevant record date to receive interest due on the relevant interest payment date).

The Indenture contains covenants that will limit the ability of the Company and the Guarantors, to (i) incur, assume or guarantee additional indebtedness or issue preferred stock; (ii) create liens to secure indebtedness; (iii) declare or pay dividends on the Company’s common stock, redeem stock or make other distributions to the Company’s stockholders; (iv) make investments; (v) restrict dividends, loans or other asset transfers from the Company’s restricted subsidiaries; (vi) merge or consolidate, or sell, transfer, lease or dispose of substantially all of the Company’s assets; (vii) sell or otherwise dispose of certain assets, including equity interests in subsidiaries; (viii) enter into transactions with affiliates; and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If the Second Lien Notes achieve an investment grade rating from both of Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. and no default under the Indenture exists, many of the foregoing covenants will terminate and cease to apply. The Indenture also contains customary events of default, including (i) default for 30 days in the payment when due of interest on the Notes; (ii) default in payment when due of principal of or premium, if any, on the Notes at maturity, upon redemption or otherwise; (iii) covenant defaults, (iv) cross-defaults to certain indebtedness and (v) certain events of bankruptcy or insolvency with respect to the Company or any of the Guarantors. If an event of default occurs and is continuing, the Trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Second Lien Notes may declare all the Notes to be due and payable immediately. If an event of default arises from certain events of bankruptcy or insolvency, with respect to the Company, any restricted subsidiary of the Company that is a significant subsidiary or any group of restricted subsidiaries of the Company that, taken together, would constitute a significant subsidiary, all outstanding Second Lien Notes will become due and payable immediately without further action or notice.

If the Company experiences certain kinds of changes of control, holders of the Second Lien Notes will be entitled to require the Company to repurchase all or any part of that holder’s Notes pursuant to an offer on the terms set forth in the Indenture. The Company will offer to make a cash payment (a “Change of Control Payment”) equal to 101% of the aggregate principal amount of the Second Lien Notes repurchased plus accrued and unpaid interest on the Notes repurchased to, but not including, the date of purchase, subject to the rights of holders of the Notes on the relevant record date to receive interest due on the relevant interest payment date.

The Second Lien Notes were issued in a private offering that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act.

Securitization Facility

On November 30, 2017, the Company also entered into an accounts receivable securitization facility. This facility allows the Company to receive, on a revolving basis, up to $100 million of short-term funding and letters of credit. The accounts receivable facility supports sales, on a continuous basis to financial institutions, of eligible trade accounts receivable. The Company has agreed to continue servicing the sold receivables for the financial institutions for a fee based upon market rates for similar services. The cost of funds is based on LIBOR rates plus a charge for administrative services paid to financial institutions.

Affiliated Company Credit Agreement with Partnership

On November 28, 2017, the Company also entered into an Affiliated Company Credit Agreement with the Partnership and certain of its subsidiaries (the Partnership Credit Parties) under which the Company provides as lender a revolving credit facility in an aggregate principal amount of up to $275 million to the Partnership Credit Parties. In connection with the completion of the separation and distribution, the Partnership drew an initial $201 million, the net proceeds of which were used to repay the Old Partnership Revolver and to provide working capital for the Partnership following the separation and for other general corporate purposes.

The Affiliate Company Credit Agreement matures on February 27, 2023. The collateral obligations under the Affiliated Company Credit Agreement generally mirror the Old Partnership Revolver, as is the list of entities that will act as guarantors thereunder. The Affiliated Company Credit Agreement is subject to financial covenants relating to a maximum first lien gross leverage ratio and a maximum total net leverage ratio, which will be calculated on a consolidated basis for the Partnership and its restricted subsidiaries at the end of each fiscal quarter. The Affiliated Company Credit Agreement also contains a number of customary affirmative covenants and negative covenants, including limitations on the ability of the Partnership to incur additional indebtedness, liens, investments, acquisitions, dispositions, restricted payments, and prepayments of junior indebtedness (subject to certain limited exceptions).
Cash Flows (in millions)

	For the Nine Months Ended September 30,
	2017	2016	Change
Cash Provided by Operating Activities	$172	$170	$2
Cash Used in Investing Activities	$(33)	$(38)	$5
Cash Used in Financing Activities	$(148)	$(133)	$(15)

Cash provided by operating activities increased in the period-to-period comparison primarily due to an $84 million increase in net income, offset by changes in various operating assets and liabilities that occurred throughout both periods, none of which were individually material.

Cash used in investing activities changed in the period-to-period comparison primarily due to the following items:

•
Capital expenditures increased $8 million primarily due to an increase in refuse expenditures, as well as equipment purchases and various other items that occurred throughout both periods, none of which were individually material.

•	Proceeds from the sale of assets increased $13 million, primarily related to the sale of surface rights.

Cash flows used in financing activities changed in the period-to-period comparison primarily due to the following items:

•
During the nine months ended September 30, 2017, $13 million of net payments were made under the Old Partnership Revolver, compared to $23 million of net proceeds received during the nine months ended September 30, 2016.

•	Net parent distributions decreased $25 million.

•	The remaining change is due to various other items that occurred throughout both periods, none of which were individually material.
Contractual Obligations

The following is a summary of the ParentCo Coal Business' significant contractual obligations at December 31, 2016 (in thousands). There have been no material changes to these contractual obligations within the ordinary course of business since December 31, 2016.

	Payments due by Year Ending December 31
	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase Order Firm Commitments	$1,719	$—	$—	$—	$1,719
Long-Term Debt	373	607	201,520	104,043	306,543
Interest on Long-Term Debt	13,975	28,021	16,014	24,838	82,848
Capital (Finance) Lease Obligations	3,703	6,378	5,434	—	15,515
Interest on Capital (Finance) Lease Obligations	789	1,045	291	—	2,125
Operating Lease Obligations	93,818	86,214	41,332	20,696	242,060
Long-Term Liabilities - Employee Related (a)	67,059	132,238	129,300	585,844	914,441
Other Long-Term Liabilities (b)	188,237	53,146	45,743	165,295	452,421
Total Contractual Obligations (c)	$369,673	$307,649	$439,634	$900,716	$2,017,672

(a)
Employee related long-term liabilities include other post-employment benefits, work-related injuries and illnesses. Estimated salaried retirement contributions required to meet minimum funding standards under ERISA are excluded from the pay-out table due to the uncertainty regarding amounts to be contributed. Additional contributions to the pension trust are not expected to be significant for the remainder of 2017.

(b)	Other long-term liabilities include mine reclamation and closure and other long-term liability costs.

(c)	The significant obligation table does not include obligations to taxing authorities due to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

Debt

At September 30, 2017, ParentCo's Coal Business had total long-term debt and capital lease obligations of $306 million outstanding, including the current portion of long-term debt of $4 million. This long-term debt consisted of:

•
An aggregate principal amount of $103 million of industrial revenue bonds, which were issued to finance the CONSOL Marine Terminal, bear interest at 5.75% per annum and mature in September 2025. Interest on the industrial revenue bonds is payable March 1 and September 1 of each year. Payment of principal and interest on the notes is guaranteed by ParentCo.

•	Advance royalty commitments of $3 million with an average interest rate of 7.73% per annum.

•	An aggregate principal amount of $12 million of capital leases with a weighted average interest rate of 5.80% per annum.

•	An aggregate principal amount of $188 million in outstanding borrowings under the Old Partnership Revolver.

Total Equity and Dividends

Total equity attributable to the ParentCo Coal Business was $797 million at September 30, 2017 and $800 million at December 31, 2016. See the Combined Statements of Equity in Item 1 of this Form 10-Q for additional details.

In connection with the separation and distribution, the Partnership entered into an intercompany loan arrangement with the Company with an initial outstanding balance of $201 million. The Partnership used the initial loan to repay outstanding borrowings under the prior revolving credit facility, which was then terminated. The new intercompany loan arrangement similarly limits the Partnership’s ability to pay distributions to its unitholders (including the Company) when the Partnership 's net leverage ratio exceeds 3.25 to 1.00 or the Partnership's first lien gross leverage ratio exceeds 2.75 to 1.00.

On October 26, 2017, the Board of Directors of the general partner of the Partnership declared a cash distribution to its unitholders for the quarter ended September 30, 2017 of $0.5125 per common and subordinated unit. The cash distribution was paid on November 15, 2017 to the unitholders of record at the close of business on November 8, 2017.
Off-Balance Sheet Arrangements

CONSOL Energy does not (and prior to November 28, 2017 the ParentCo Coal Business did not) maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the

Unaudited Combined Financial Statements of this Form 10-Q. CONSOL Energy participates in the United Mine Workers of America (the “UMWA”) Combined Benefit Fund and the UMWA 1992 Benefit Plan which generally accepted accounting principles recognize on a pay-as-you-go basis. These benefit arrangements may result in additional liabilities that are not recognized on the Combined Balance Sheet at September 30, 2017. The various multi-employer benefit plans are discussed in Note 10 - Other Benefit Plans in the Notes to the Audited Combined Financial Statements within the Form 10. CONSOL Energy also uses a combination of surety bonds, corporate guarantees and letters of credit to secure its financial obligations for employee-related, environmental, performance and various other items which are not reflected on the Combined Balance Sheet at September 30, 2017. Management believes these items will expire without being funded. See Note 11 - Commitment and Contingent Liabilities in the Notes to the Unaudited Combined Financial Statements included in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CONSOL Energy.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the federal securities laws. With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements (as defined in Section 21E of the Exchange Act) that involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” “will,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	whether the operational, strategic and other benefits of the separation can be achieved;

•	whether the costs and expenses of the separation can be controlled within expectations;

•
deterioration in economic conditions in any of the industries in which our customers operate may decrease demand for our products, impair our ability to collect customer receivables and impair our ability to access capital;

•
volatility and wide fluctuation in coal prices based upon a number of factors beyond our control including oversupply relative to the demand available for our products, weather and the price and availability of alternative fuels;

•	an extended decline in the prices we receive for our coal affecting our operating results and cash flows;

•	foreign currency fluctuations that could adversely affect the competitiveness of our coal abroad;

•	our customers extending existing contracts or entering into new long-term contracts for coal on favorable terms;

•	our reliance on major customers;

•	our inability to collect payments from customers if their creditworthiness declines or if they fail to honor their contracts;

•	our inability to acquire additional coal reserves;

•
the availability and reliability of transportation facilities and other systems, disruption of rail, barge, gathering, processing and transportation facilities and other systems that deliver our coal to market and fluctuations in transportation costs;

•	a loss of our competitive position because of the competitive nature of coal industries, or a loss of our competitive position because of overcapacity in these industries impairing our profitability;

•	coal users switching to other fuels in order to comply with various environmental standards related to coal combustion emissions;

•
the impact of potential, as well as any adopted environmental regulations including any relating to greenhouse gas emissions on our operating costs as well as on the market for natural coal and for our securities;

•
the risks inherent in coal operations, including our reliance upon third party contractors, being subject to unexpected disruptions, including geological conditions, equipment failure, delays in moving out longwall equipment, railroad derailments, security breaches or terroristic acts and other hazards, timing of completion of significant construction or repair of equipment, fires, explosions, seismic activities, accidents and weather conditions which could impact financial results;

•	decreases in the availability of, or increases in, the price of commodities or capital equipment used in our coal mining operations;

•	obtaining, maintaining and renewing governmental permits and approvals for our coal operations;

•	the effects of government regulation on the discharge into the water or air, and the disposal and clean-up of, hazardous substances and wastes generated during our coal operations;

•	the effects of stringent federal and state employee health and safety regulations, including the ability of regulators to shut down our operations;

•	the potential for liabilities arising from environmental contamination or alleged environmental contamination in connection with our past or current coal operations;

•	the effects of mine closing, reclamation and certain other liabilities;

•	defects in our chain of title for our undeveloped reserves or failure to acquire additional property to perfect our title to coal rights;

•	uncertainties in estimating our economically recoverable coal reserves;

•	the outcomes of various legal proceedings, including those which are more fully described herein;

•	exposure to employee-related long-term liabilities;

•
failure by Murray Energy to satisfy liabilities it acquired from ParentCo, or failure to perform its obligations under various arrangements, which ParentCo guaranteed and for which we have indemnification obligations to ParentCo;

•	information theft, data corruption, operational disruption and/or financial loss resulting from a terrorist attack or cyber incident;

•	operating in a single geographic area;

•
certain provisions in our multi-year coal sales contracts may provide limited protection during adverse economic conditions, and may result in economic penalties or permit the customer to terminate the contract;

•	the majority of our common units in the Partnership are subordinated, and we may not receive distributions from the Partnership;

•	the potential failure to retain and attract skilled personnel of the Company;

•
the impact of the separation and the distribution and risks relating to the Company's ability to operate effectively as an independent, publicly-traded company, including various costs associated with operation, and any difficulties associated with enhancing our accounting systems and internal controls and complying with financial reporting requirements;

•	unfavorable terms in our separation from ParentCo, related agreements and other transactions and the Company’s agreement to provide certain indemnification to ParentCo following the separation;

•
any failure of the Company’s customers, prospective customers, suppliers or other companies with whom the Company conducts business to be satisfied with the Company’s financial stability, or the Company’s failure to obtain any consents that may be required under existing contracts and other arrangements with third parties;

•	a determination by the IRS that the distribution or certain related transactions should be treated as a taxable transaction;

•	the Company’s ability to engage in desirable strategic or capital-raising transactions after the separation;

•	the existence of any actual or potential conflicts of interest of the Company’s directors or officers because of their equity ownership in ParentCo following the separation and distribution;

•	exposure to potential liabilities arising out of state and federal fraudulent conveyance laws and legal dividend requirements as a result of the separation and related transactions;

•	uncertainty with respect to the Company common stock, including as to whether an active trading market will develop for the Company common stock, potential stock price volatility and future dilution;

•
the existence of certain anti-takeover provisions in our governance documents, which could prevent or delay an acquisition of the Company and negatively impact the trading price of the Company common stock; and

•	other unforeseen factors.
The above list of factors is not exhaustive or necessarily in order of importance. Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements include those discussed under “Risk Factors” in the information statement filed on Form 10 on July 10, 2017, as amended. the Company disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in operations, CONSOL Energy is exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding the Company's exposure to the risks related to changes in commodity prices, interest rates and foreign exchange rates.

CONSOL Energy is (and, prior to November 28, 2017, ParentCo's Coal Business was) exposed to market price risk in the normal course of selling coal. CONSOL Energy sells (and, prior to November 28, 2017, ParentCo's Coal Business sold) coal in the spot market and under both short-term and multi-year contracts that may contain base prices subject to pre-established price adjustments that reflect (i) variances in the quality characteristics of coal delivered to the customer beyond threshold quality characteristics specified in the applicable sales contract, (ii) the actual calorific value of coal delivered to the customer, and/or (iii) changes in electric power prices in the markets in which the Company's customers operate, as adjusted for any factors set forth in the applicable contract.

CONSOL Energy has established risk management policies and procedures to strengthen the internal control environment of the marketing of commodities produced from its asset base. CONSOL Energy's market risk strategy incorporates fundamental risk management tools to assess market price risk and establish a framework in which management can maintain a portfolio of transactions within pre-defined risk parameters.

CONSOL Energy's interest expense is sensitive to changes in the general level of interest rates in the United States. At September 30, 2017, ParentCo's Coal Business had $117 million aggregate principal amount of debt outstanding under fixed-rate instruments, including unamortized debt issuance costs of $1 million, and $186 million of debt outstanding under variable-rate instruments, including unamortized debt issuance costs of $2 million. CONSOL Energy's primary exposure to market risk for changes in interest rates relates to CCR's revolving credit facility, under which there were $188 million of borrowings at September 30, 2017. A hypothetical 100 basis-point increase in the average rate for CCR's revolving credit facility would decrease pre-tax future earnings by $2 million.

Almost all of CONSOL Energy's transactions are denominated in U.S. dollars, and, as a result, CONSOL Energy does not have material exposure to currency exchange-rate risks. However, because coal is sold internationally in U.S. dollars, general economic conditions in foreign markets and changes in foreign currency exchange rates may provide the Company's foreign competitors with a competitive advantage. If CONSOL Energy's competitors’ currencies decline against the U.S. dollar or against the Company's foreign customers’ local currencies, those competitors may be able to offer lower prices for coal to the Company's customers. Furthermore, if the currencies of CONSOL Energy's overseas customers were to significantly decline in value in comparison to the U.S. dollar, those customers may seek decreased prices for the coal the Company sells to them. Consequently, currency fluctuations could adversely affect the competitiveness of CONSOL Energy's coal in international markets.
ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CONSOL Energy's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2017 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy's management, including CONSOL Energy's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The second and third paragraphs of Note 11 - Commitments and Contingent Liabilities in the Notes to the Unaudited Combined Financial Statements included in Item 1 of this Form 10-Q are incorporated herein by reference.
ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this quarterly report, you should carefully consider the factors discussed in the “Risk Factors” Section in our information statement filed as an exhibit to the Registration Statement on Form 10, as amended, which was declared effective by the SEC on November 3, 2017. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 4.    MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

ITEM 5.    OTHER INFORMATION

On December 12, 2017 the Company’s Board approved the grant of certain restricted stock units (the “RSU Grants”) to various executive officers in recognition of their services performed in connection with the completion of the separation of the Company (the “Separation”) from its former parent, CNX Resources Corporation, and to encourage their continued employment with the Company. The RSU Grants were made under the Company’s Omnibus Performance Incentive Plan (the “Plan”). Prior to the Board’s approval of the RSU Grants, the compensation committee of the Board (the “Compensation Committee”) reviewed the terms of the RSU Grants and recommended their approval to the Board. The Compensation Committee also approved certain cash awards to various officers of the Company (the “Cash Awards”) also in recognition of their services performed in connection with the Separation. The amount of the RSU Grants and the Cash Awards to each of the Company’s named executive officers (each, an “NEO”) is set forth below:

Name	Restricted Stock Unit Award	Cash Award
James Brock	25,150	—
David Khani	6,706	$150,000
James McCaffrey	6,706	$125,000
Kurt Salvatori	3,353	$100,000
Martha Wiegand	6,706	$200,000

The restricted stock units listed above that were granted to the Company’s named executive officers (the “NEO RSUs”) are service-based restricted stock units issued in accordance with and subject to the Plan. The NEO RSUs are also subject to additional terms and conditions which, among other things, provide that: (i) the NEO RSUs shall vest in three equal installments on each of December 12, 2018, December 12, 2019 and December 12, 2020; (ii) the NEO RSUs are subject to forfeiture provisions in the event of a breach of restrictive covenants relating to non-competition, non-solicitation and confidentiality or termination of the NEO’s employment for cause; and (iii) the NEO RSUs are subject to accelerated vesting in the event of certain types of termination of employment. The Cash Awards are payable immediately and are not subject to any terms and conditions or other restrictions.

ITEM 6.    EXHIBITS

Exhibits	Description	Method of Filing

2.1	Separation and Distribution Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.1 to Form 8-K (File No. 001-38147) filed on December 4, 2017

2.2	Tax Matters Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.2 to Form 8-K (File No. 001-38147) filed on December 4, 2017

2.3	Employee Matters Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.3 to Form 8-K (File No. 001-38147) filed on December 4, 2017

2.4	Intellectual Property Matters Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.4 to Form 8-K (File No. 001-38147) filed on December 4, 2017

3.1	Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to Form 8-K (File No. 001-38147) filed on December 4, 2017

3.2	Amended and Restated Bylaws of the Company	Filed as Exhibit 3.2 to Form 8-K (File No. 001-38147) filed on December 4, 2017

4.1
Indenture dated as of November 13, 2017 by and between CONSOL Energy Inc. (formerly known as CONSOL Mining Corporation) and UMB Bank, N.A., as Trustee and Collateral Trustee (including form of supplemental indenture on subsidiary guarantors).
Filed as Exhibit 4.1 to Form 8-K (file number 001-38147) dated on November 15, 2017.

10.1	Transition Services Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on December 4, 2017

10.2	CNX Resources Corporation to CONSOL Energy Inc. Trademark License Agreement dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 10.2 to Form 8-K (File No. 001-38147) filed on December 4, 2017

10.3	CONSOL Energy Inc. to CNX Resources Corporation Trademark License Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 10.3 to Form 8-K (File No. 001-38147) filed on December 4, 2017

10.4
First Amendment to the First Amended and Restated Omnibus Agreement, dated as of November 28, 2017, by and among the Company, CNX, CONSOL Coal Resources GP LLC, the Partnership and the other parties listed on Exhibit A attached thereto
Filed as Exhibit 10.4 to Form 8-K (File No. 001-38147) filed on December 4, 2017

10.5
First Amendment to Contract Agency Agreement, dated as of November 28, 2017, by and among CONSOL Energy Sales Company, CONSOL Thermal Holdings LLC (formerly known as CNX Thermal Holdings LLC) and the other parties thereto
Filed as Exhibit 10.5 to Form 8-K (File No. 001-38147) filed on December 4, 2017

10.6	First Amendment to Water Supply and Services Agreement, dated as of November 28, 2017 by and between CNX Water Assets LLC and CONSOL Thermal Holdings LLC (formerly known as CNX Thermal Holdings LLC)	Filed as Exhibit 10.6 to Form 8-K (File No. 001-38147) filed on December 4, 2017

10.7
Second Amendment to the Pennsylvania Mine Complex Operating Agreement, dated November 28, 2017, by and among CONSOL Pennsylvania Coal Company LLC, Conrhein Coal Company, CONSOL Thermal Holdings LLC and CONSOL Coal Resources LP
Filed as Exhibit 10.7 to Form 8-K (File No. 001-38147) filed on December 4, 2017

10.8
Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the other Secured Parties referred to therein
Filed as Exhibit 10.8 to Form 8-K (File No. 001-38147) filed on December 4, 2017

10.9	Affiliated Company Credit Agreement, dated November 28, 2017, by and among CONSOL Coal Resources LP, certain of its affiliates party thereto, CONSOL Energy Inc. and PNC Bank, National Association	Filed as Exhibit 10.9 to Form 8-K (File No. 001-38147) filed on December 4, 2017

10.10	CONSOL Energy Inc. Omnibus Performance Incentive Plan	Filed as Exhibit 4.3 to Form S-8 (File No. 333-221727) filed on November 22, 2017

10.11	Purchase and Sale Agreement, dated as of November 30, 2017, by and among CONSOL Marine Terminals LLC, CONSOL Pennsylvania Coal Company LLC and CONSOL Funding LLC	Filed as Exhibit 10.11 to Form 8-K (File No. 001-38147) filed on December 4, 2017

10.12	Sub-Originator Sale Agreement, dated as of November 30, 2017, by and between CONSOL Thermal Holdings LLC and CONSOL Pennsylvania Coal Company LLC	Filed as Exhibit 10.12 to Form 8-K (File No. 001-38147) filed on December 4, 2017

10.13	Receivables Financing Agreement, dated as of November 30, 2017, by and among CONSOL Funding LLC, CONSOL Pennsylvania Coal Company LLC and PNC Bank, N.A.	Filed as Exhibit 10.13 to Form 8-K (File No. 001-38147) filed on December 4, 2017

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

95	Mine Safety and Health Administration Safety Data.	Filed herewith

101	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2017, furnished in XBRL).	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 13, 2017

CONSOL ENERGY INC.

By:	/s/ JAMES A. BROCK
James A. Brock
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

By:	/s/ DAVID M. KHANI
David M. Khani
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

By:	/s/ JOHN M. ROTHKA
John M. Rothka
Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)