Form 10-K
period 2017-12-31
CONSOL Energy Inc.
filed 2018-02-16
CIK 1710366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-K
  __________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-38147
  __________________________________________________
CONSOL Energy Inc.
(Exact name of registrant as specified in its charter)

Delaware	82-1954058
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 CONSOL Energy Drive, Suite 100
Canonsburg, PA 15317-6506
(724) 485-3300
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
 __________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock ($.01 par value)	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
__________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller Reporting Company  ☐ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
As of June 30, 2017, the registrant's common stock was not publicly traded.
The number of shares outstanding of the registrant's common stock as of February 8, 2018 was 28,068,321 shares.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of CONSOL Energy Inc.'s Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2018, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

PART I

Important Definitions Referenced in this Annual Report

•
“we,” “our,” “us,” “our Company,” “the Company” and “CONSOL Energy” refer to CONSOL Energy Inc. and its subsidiaries on or after November 28, 2017 and to CONSOL Mining Corporation and its subsidiaries prior to November 28, 2017, except to the extent of any discussion of the financial condition, results of operations, cash flows, and other business activities of the Company on or prior to November 28, 2017 that relate specifically to the Coal Business, in which case such references shall be to the Predecessor;

•	“Btu” means one British Thermal unit;

•
“Coal Business” prior to November 28, 2017 refers to all of ParentCo’s interest in the Pennsylvania Mining Operations (PAMC) and certain related coal assets, including ParentCo’s ownership interest in the Partnership, which owns a 25% undivided interest stake in PAMC, the CONSOL Marine Terminal and undeveloped coal reserves (Greenfield Reserves) located in the Northern Appalachian, Central Appalachian and Illinois basins and certain related coal assets and liabilities. References in this report to historical assets, liabilities, products, businesses or activities generally refer to the historical assets, liabilities, products, businesses or activities of the Coal Business as it was conducted as part of ParentCo prior to the completion of the separation and distribution;

•	“Coal Business” on or after November 28, 2017 refers to CONSOL Energy Inc.’s interest in the Coal Business;

•
“distribution” refers to the pro rata distribution of the Company's issued and outstanding shares of common stock to ParentCo stockholders as of the close of business on the record date for the distribution;

•
“CONSOL Marine Terminal” refers to the terminal operations located at the Port of Baltimore that were transferred from ParentCo to the Company as part of the separation. Prior to November 28, 2017, the CONSOL Marine Terminal was named CNX Marine Terminal. As part of the separation and distribution on November 28, 2017, the terminal changed its name to CONSOL Marine Terminal;

•	the “General Partner” refers to CONSOL Coal Resources GP LLC, a Delaware limited liability company, formerly known as CNX Coal Resources GP LLC;

•
“GasCo” refers to ParentCo after the completion of the separation and distribution. Prior to November 28, 2017, ParentCo was named CONSOL Energy Inc. In connection with the separation and distribution on November 28, 2017, ParentCo changed its name to CNX Resources Corporation, and its business is now comprised of ParentCo’s oil and natural gas exploration and production business, focused on Appalachian area natural gas and liquids activity, including production, gathering, processing and acquisition of natural gas properties in the Appalachian Basin (collectively, the “Gas Business”);

•	“Greenfield Reserves” means those undeveloped reserves owned by the Company in the Northern Appalachian, Central Appalachian and Illinois basins;

•	“mmBtu” means one million British Thermal units;

•
“ParentCo” or “CNX” refers to CNX Resources Corporation and its consolidated subsidiaries on or after November 28, 2017 and to CONSOL Energy Inc. and its consolidated subsidiaries prior to November 28, 2017 (including the Company and the Coal Business prior to completion of the separation and distribution on November 28, 2017);

•
“Partnership” or “CCR” refers to a Delaware limited partnership that holds a 25% undivided interest in, and is the sole operator of, the Pennsylvania Mining Complex. Prior to November 28, 2017, the Partnership was named CNX Coal Resources LP and its common units traded on the New York Stock Exchange under the ticker “CNXC.” As part of the separation and distribution on November 28, 2017, the Partnership changed its name to CONSOL Coal Resources LP and changed its NYSE ticker to “CCR”;

•
“Pennsylvania Mining Complex” or “PAMC” refers to coal mines, coal reserves and related assets and operations, located primarily in southwestern Pennsylvania and owned 75% by the Company and 25% by the Partnership;

•
“Predecessor” historical assets, liabilities, products, businesses or activities generally refers to the historical assets, liabilities, products, businesses or activities of the Coal Business as the business was conducted as part of ParentCo prior to the completion of the separation; and

•
“separation” refers to the separation of the Coal Business from ParentCo’s other businesses and the creation, as a result of the distribution, of an independent, publicly-traded company (the Company) to hold the assets and liabilities associated with the Coal Business after the distribution.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of the federal securities laws. With the exception of historical matters, the matters discussed in this Annual Report on Form 10-K are forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this Annual Report on Form 10-K speak only as of the date of this Annual Report on Form 10-K; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

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

•	an extended decline in the prices we receive for our coal affecting our operating results and cash flows;

•	the risk of our debt agreements, our debt and changes in interest rates affecting our operating results and cash flows;

•	the effect of our affiliated company credit agreement on our cash flows;

•	foreign currency fluctuations that could adversely affect the competitiveness of our coal abroad;

•	our customers extending existing contracts or entering into new long-term contracts for coal on favorable terms;

•	our reliance on major customers;

•	our inability to collect payments from customers if their creditworthiness declines or if they fail to honor their contracts;

•	our inability to acquire additional coal reserves and other assets;

•	our inability to control the timing of divestitures and whether they provide their anticipated benefits;

•
the availability and reliability of transportation facilities and other systems, disruption of rail, barge, gathering, processing and transportation facilities and other systems that deliver our coal to market and fluctuations in transportation costs;

•	a loss of our competitive position because of the competitive nature of coal industries, or a loss of our competitive position because of overcapacity in these industries impairing our profitability;

•	coal users switching to other fuels in order to comply with various environmental standards related to coal combustion emissions;

•	the impact of potential, as well as any adopted environmental regulations including any relating to greenhouse gas emissions on our operating costs as well as on the market for coal;

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

•
failure by Murray Energy to satisfy certain liabilities it acquired from ParentCo, or failure to perform its obligations under various arrangements, which ParentCo guaranteed and for which we have indemnification obligations to ParentCo;

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

•
the impact of the separation and the distribution and risks relating to the Company's ability to operate effectively as an independent, publicly traded company, including various costs associated with operation, and any difficulties associated with enhancing our accounting systems and internal controls and complying with financial reporting requirements;

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

•
uncertainty with respect to the Company’s common stock, including as to whether an active trading market will develop for the Company’s common stock, potential stock price volatility and future dilution;

•
the existence of certain anti-takeover provisions in our governance documents, which could prevent or delay an acquisition of the Company and negatively impact the trading price of the Company’s common stock; and

•	other unforeseen factors.

The above list of factors is not exhaustive or necessarily in order of importance. Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements include those discussed under “Risk Factors” elsewhere in this report. The Company disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law.

ITEM 1.	Business

General

All dollar amounts discussed in this section are in millions of U.S. dollars, except for per unit amounts, and unless otherwise indicated.
Our business originated as part of the operations of our former parent company, CNX, formerly known as CONSOL Energy Inc., which was an integrated energy company operating two primary divisions - a Pennsylvania mining division and an oil and natural gas exploration and production division. CNX and its predecessors had been mining coal, primarily in the Appalachian Basin, since 1864. CNX entered the natural gas business in the 1980s and since that time continued to expand its oil and natural gas exploration and production operations as well as continuing to operate its coal mining assets. On November 28, 2017, CNX split into two, independently traded public companies, a natural gas company, now known as CNX Resources Corporation, and CONSOL Energy Inc. As part of the separation, CNX transferred to the Company substantially all of its coal-related assets, including its Pennsylvania Mining Complex (including all of its interest in CONSOL Coal Resources LP ), the CONSOL Marine Terminal and approximately 1.6 billion tons of Greenfield Reserves located in the Northern Appalachian (“NAPP”), the Central Appalachian (“CAPP”) and the Illinois Basins (“ILB”).
The Company was incorporated in Delaware on June 21, 2017. The address of our principal executive offices is 1000 CONSOL Energy Drive, Suite 100, Canonsburg, Pennsylvania 15317. We maintain a website at http://www.consolenergy.com/ and the information contained in or connected to the website will not be deemed to be incorporated in this document, and you should not rely on any such information in making an investment decision.

Our Company

We are a leading, low-cost producer of high-quality bituminous coal, focused on the extraction and preparation of coal in the Appalachian Basin due to our ability to efficiently produce and deliver large volumes of high-quality coal at competitive prices, the strategic location of our mines, and the industry experience of our management team. Our predecessors have been mining coal, primarily in the Appalachian Basin, since 1864.

Coal from the PAMC is valued because of its high energy content (as measured in Btu per pound), relatively low levels of sulfur and other impurities, and strong thermoplastic properties that enable it to be used in metallurgical as well as thermal applications. We take advantage of these desirable quality characteristics and our extensive logistical network, which is directly served by both the Norfolk Southern and CSX railroads, to aggressively market our product to a broad base of strategically selected, top-performing power plant customers in the eastern United States. We also capitalize on the operational synergies afforded by the CONSOL Marine Terminal to export our coal to thermal and metallurgical end users in Europe, Asia, South America and Africa.
Our operations, including the PAMC and the CONSOL Marine Terminal, have consistently generated strong cash flows. As of December 31, 2017, the PAMC controls 735.5 million tons of high-quality Pittsburgh seam reserves, enough to allow for approximately 26 years of full-capacity production. In addition, we own or control approximately 1.6 billion tons of Greenfield Reserves located in the NAPP, the CAPP and the ILB, which we believe could provide a solid growth platform in the future. Our vision is to maximize cash flow generation through the safe, compliant and efficient operation of this core asset base, while strategically reducing debt, returning capital through share buybacks or dividends, and, when prudent, allocating capital toward compelling growth opportunities.
Our core businesses consist of our:

•
Pennsylvania Mining Complex: The PAMC, which includes the Bailey Mine, the Enlow Fork Mine and the Harvey Mine, has extensive high-quality coal reserves. We mine our reserves from the Pittsburgh No. 8 Coal Seam, which is a large contiguous formation of uniform, high-Btu thermal coal that is ideal for high productivity, low-cost longwall operations. The design of the PAMC is optimized to produce large quantities of coal on a cost-efficient basis. We are able to sustain high production volumes at comparatively low operating costs due to, among other things, the technologically advanced longwall mining systems, logistics infrastructure and safety. All of our mines utilize longwall mining, which is a highly automated underground mining technique that produces large volumes of coal at lower costs compared to other underground mining methods. We own a 75% undivided interest in PAMC, with the remaining 25% being owned by CCR, as discussed below.

•
CCR Ownership: Approximately 60% limited partnership ownership and 100% general partnership ownership interest in the Partnership, a master limited partnership originally formed by CNX to manage and further develop its active coal operations in Pennsylvania. At December 31, 2017, CCR’s assets included a 25% undivided interest in, and full operational control over, the PAMC.

•
CONSOL Marine Terminal: Through our subsidiary CONSOL Marine Terminals LLC we provide coal export terminal services through the Port of Baltimore. The terminal can either store coal or load coal directly into vessels from rail cars. It is also one of the few terminals in the United States served by two railroads, Norfolk Southern Corporation and CSX Transportation Inc.

•	Greenfield Reserves: Ownership of approximately 1.6 billion tons of high-quality, undeveloped coal reserves located in NAPP, CAPP and the ILB.

A map showing the location of our significant properties is below:

Our core values of safety, compliance, and continuous improvement are the foundation of the Company’s identity and are the basis for how management defines continued success. We believe the Company’s rich resource base, coupled with these core values, allows management to create value for the long-term. The U.S. Energy Information Administration (“EIA”) projects in its 2017 annual energy outlook that coal’s share of the U.S. electric power generation mix will rebound from 30% in 2016 to 32% in 2021, driven largely by rising gas prices and the prospects of a more favorable policy stance under the current U.S. presidential administration. We believe that the use of coal as a principal fuel source for electricity in the United States will continue for many years. Additionally, we believe that as worldwide economies grow, the demand for electricity from fossil fuels will grow as well, resulting in expansion of worldwide demand for our coal.

Other information regarding the Company, including revenues, a measurement of profit or loss, total assets and financial information about geographic areas, is provided in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Our Relationship with CONSOL Coal Resources LP

In July 2015, CONSOL Coal Resources LP, formerly known as CNX Coal Resources LP, closed its initial public offering (“IPO”) of 5,000,000 common units representing limited partnership interests at a price to the public of $15.00 per unit. The underwriters in the CCR initial public offering exercised an over-allotment option to purchase and resell an additional 561,067 common units to the public at $15.00 per unit. In conjunction with the IPO, CCR sold an additional 5,000,000 common units representing limited partnership interests in a private placement. CCR’s general partner is CONSOL Coal Resources GP LLC, formerly known as CNX Coal Resources GP LLC, which is a wholly owned subsidiary of the Company. The initial assets of CCR were comprised of a 20% undivided interest in PAMC.
CCR is managed and operated by the board of directors and executive officers of its general partner, CONSOL Coal Resources GP LLC, many of whom are also executive officers of the Company. The General Partner is a wholly owned subsidiary of the Company and the Company has the right to appoint the entire board of directors of the General Partner, including its independent directors. CCR’s unitholders are not entitled to elect the directors of the General Partner nor can they directly or indirectly participate in the management of CCR. The executive officers of the General Partner are compensated by us or certain of our affiliates. Under our omnibus agreement with CCR, CCR reimburses us for compensation-related expenses (including salary, bonus, incentive compensation and other amounts) attributable to the portion of an executive’s compensation that is allocable to that executive’s service for the General Partner.
In September 2016, CCR and its wholly owned subsidiary, CONSOL Thermal Holdings LLC (“CONSOL Thermal”), formerly known as CNX Thermal Holdings LLC, entered into a Contribution Agreement with CNX (at the time known as CONSOL Energy Inc.), Consol Pennsylvania Coal Company LLC and Conrhein Coal Company under which CONSOL Thermal acquired an additional 5% undivided interest in and to the Pennsylvania Mining Complex, in exchange for (i) cash consideration in the amount of $21.5 million and (ii) CCR’s issuance of 3,956,496 Class A Preferred Units representing limited partnership interests in CCR at an issue price of $17.01 per Class A Preferred Unit, or an aggregate $67.3 million in equity consideration.
On October 2, 2017, CNX provided a conversion notice to CCR with respect to all Class A Preferred Units owned by it, and thereafter caused all such Class A Preferred Units to convert, on a 1-to-1 ratio, into common units representing limited partnership interests in CCR.
In connection with the separation, CNX transferred all of its ownership interest in CCR to the Company, which consisted of (i) 5,006,496 common units and 11,611,067 subordinated units (representing a ~60% limited partnership interest), and (ii) 1.7% general partner interest and all incentive distribution rights (“IDRs”). Subordinated units are not entitled to any distribution from CCR unless CCR makes a minimum quarterly distribution of $0.5125 per common unit. CCR made minimum distributions per subordinated unit equal to the distribution per common unit for nine of the ten quarters since CCR’s IPO. CCR did not meet the requirement for a subordinated unit distribution with respect to fiscal quarter ended June 30, 2016. IDRs entitle the holder to receive increasing percentages, up to a maximum of 48%, of the available cash CCR distributes from operating surplus in excess of $0.5894 per unit per quarter. The maximum distribution of 48% does not include any distributions that the General Partner or its affiliates may receive on common units, subordinated units, or the General Partner interest that they own.
Our Strategy

Our strategy is to increase stockholder value by safely and compliantly operating our business, developing and growing our existing coal assets and participating in global coal markets. The Company’s coal assets align with our long-term strategic objectives. Our current production, which includes production from the Bailey, Enlow Fork and Harvey mines, can be sold domestically or abroad, as either thermal coal or high volatile metallurgical coal. These low-cost mines, with five longwalls, produce a high-Btu Pittsburgh-seam coal that is lower in sulfur than many Northern Appalachian coals. Our onsite logistics infrastructure at the Bailey Central Preparation Plant includes a dual-batch train loadout facility capable of loading up to 9,000 tons of coal per hour and 19.3 miles of track linked to separate Class I rail lines owned by Norfolk Southern and CSX, which enables us to simultaneously accommodate multiple unit trains and significantly increases our efficiency in meeting our customers’ transportation needs. Our ability to accommodate multiple unit trains allows for the seamless transition from empty inbound trains to fully loaded outbound trains at our facility. These mines and their logistics infrastructure, along with our 100%-owned CONSOL Marine Terminal, which is served by both Norfolk Southern and CSX, will allow us to continue to participate in the world’s thermal and metallurgical coal markets. The ability to serve both domestic and international markets with premium thermal and crossover metallurgical coal provides tremendous optionality.

In order to continue to carry out our strategy, we will continue to adhere to and pursue the following strategic objectives:
Selectively grow our business to maximize shareholder value by capitalizing on synergies with our assets and expertise
We plan to judiciously direct the cash generated by our operations toward those opportunities that present the greatest potential for value creation to our shareholders, particularly those that take advantage of synergies with our asset base and/or with the expertise of our management team. To that end, we plan to regularly and rigorously evaluate opportunities both for organic growth and for acquisitions, joint ventures and other business arrangements in the coal industry and related industries that complement our core operations. In addition, our ownership interest in CCR provides us with a unique vehicle for generating cash and raising capital, through the potential future drop down of assets into CCR which, if utilized, will allow us to generate cash to assist in the execution of our growth strategy. Both the PAMC and our Greenfield Reserves present the potential for organic growth projects if long-term market conditions are favorable. For example, we are currently evaluating a project to improve the recovery and processing of fine coal from the Bailey Central Preparation Plant, which has the potential to add up to 1.5 million tons per year of additional clean coal production without additional mining of raw tons. Moreover, the Harvey Mine’s existing infrastructure, including its bottom development, slope belt and material handling system, is able to support an additional permanent longwall mining system with moderate additional capital investment in mining equipment. Such an investment would further increase the annual production capacity of the PAMC by 5 million tons. Our Greenfield Reserves associated with the potential Mason Dixon and River Mine projects present additional organic growth opportunities in NAPP, and our Greenfield Reserves associated with the Itmann Mine, Martinka Mine and Birch Mine provide actionable organic growth opportunities in the metallurgical coal space, should market conditions warrant. Our management team has extensive experience in developing, operating and marketing a wide variety of coal assets previously owned by CNX, and is well qualified to evaluate organic and external growth opportunities. We intend to prudently use our interest in CCR to benefit our growth strategy, and plan to carefully weigh any capital investment decisions against alternate uses of the cash to help ensure we are delivering the most value to our shareholders.
Continue to grow our share at top-performing rail-served power plants in our core market areas, while opportunistically pursuing export and crossover metallurgical opportunities
We plan to seek to minimize our market risk and maximize realizations by continuing to focus on selling coal to strategically-selected, top-performing, rail-served power plants located in our core market areas in the eastern United States. In 2017, our top domestic power plant customers included thirteen plants that each took delivery of more than 500,000 tons of PAMC coal. These top power plant customers, which collectively accounted for 83% of our domestic coal shipments in 2017, operated at a 13% greater weighted average capacity factor than other NAPP rail-served plants during January through November (the most recent month for which data are available), and none have announced plans to retire. We have grown our share at these plants from 10% in 2012 to 35% in the first eleven months of 2017, and we believe we can continue to grow this share by displacing less competitive supply from NAPP, CAPP and other basins. We also plan to continue to work on optimizing our portfolio of top customer plants and identifying and penetrating new plants that we believe are aligned with our strategic objectives and would be a good fit for our coal. For example, one of our top customer plants in 2017 was not in our 2016 portfolio, and another grew its volume from just over 100,000 tons of PAMC coal in 2016 to more than 900,000 tons of PAMC coal in 2017. While the majority of our production is directed toward our established base of domestic power plant customers, many of which are secured through annual or multi-year contracts, we also have continued to diversify our portfolio by placing a growing portion of our production in the export and crossover metallurgical markets. These markets provide us with pricing upside when markets are strong and with volume stability when markets are weak. For 2018 and 2019, our contracted position, as of February 6, 2018, is at >95% and 70%, respectively, assuming a 27 million ton annual coal sales volume. We believe our committed and contracted position is well-balanced in hedging against market downside risk while allowing us to continue to build out our portfolio strategically and opportunistically as the market evolves.
Drive operational excellence through safety, compliance, and continuous improvement
We intend to continue focusing on our core values of safety, compliance and continuous improvement. We operate some of the most productive, lowest-cost underground mines in the coal industry, while simultaneously setting some of the industry’s highest standards for safety and compliance. For 2013 through 2017, our Mine Safety and Health Administration (“MSHA”) reportable incident rate was approximately 39% lower than the national average underground bituminous coal mine incident rate. Furthermore, our MSHA significant and substantial (“S&S”) citation rate per 100 inspection hours was approximately 33% lower than the industry’s average MSHA S&S citation rate over the twelve-month period ended December 31, 2017. We believe that our focus on safety and compliance promotes greater reliability in our operations, which fosters long-term customer relationships and lower operating costs that support higher margins. Consistent with our core value of continuous improvement, we have improved our productivity from 5.69 tons per employee hour in 2014 to 7.31 tons per employee hour in 2017, and have reduced our cash costs of coal sold per ton by 22% over this same period. We intend to continue to grow the economic competiveness of our operations by proactively identifying, pursuing and implementing efficiency improvements and new technologies that can drive down unit costs without compromising safety or compliance.
Ability to Grow Cash Flow through Drop-Downs into CCR
Our controlling ownership interest in the Partnership provides us with a unique vehicle for generating cash and raising capital to pursue our growth strategy. Over time we may drop down assets into CCR. We believe that such drop-downs, if utilized, would allow us to grow CCR’s distributions and potentially increase the value of the units and incentive distribution rights of CCR that we hold. Furthermore, the cash generated from these drop-downs could help us to accelerate the execution of our growth strategy. Finally, we believe that our different classes of securities (C-Corp and MLP) provide us with multiple options for accessing capital markets and taking advantage of the best available cost of capital at any given point in time. We believe this is a unique advantage for us compared to other companies in the coal industry.
Our Competitive Strengths
We believe we are well-positioned to successfully execute our business strategies because of the following competitive strengths:
Focus on free cash flow generation supported by industry-leading margins and optimized production levels
We intend to continue our focus on maintaining high margins by optimizing production from our high-quality reserves and leveraging our extensive logistics infrastructure and broad market reach. The PAMC’s low-cost structure, high-quality product, favorable access to rail and port infrastructure and diverse base of end-use customers allow it to move large volumes of coal at positive cash margins throughout a variety of market conditions. For example, despite recent challenging domestic market conditions driven largely by relatively mild weather, low natural gas prices, and stagnant electricity demand, which caused total U.S. coal production to fall by approximately 14% from 2015 to 2017, PAMC managed to grow production by approximately 15% during this same period. For the year ended December 31, 2017, the PAMC generated an average cash margin per ton of $16.50. Through our recent capital investment program, we have optimized our mining operations and logistics infrastructure to sustainably drive down our cash operating costs. Furthermore, our significant portfolio of multi-year, committed and priced contracts with our longstanding customer base will enhance our ability to sustain high margins in varied commodity price environments. We believe that these factors will help enable us to maintain higher margins per ton on average than our competitors and better position us to maintain profitability throughout commodity price cycles.
Extensive, High-Quality Reserve Base
The PAMC has extensive high-quality reserves of bituminous coal. We mine our reserves from the Pittsburgh No. 8 Coal Seam, which is a large contiguous formation of uniform, high-Btu coal that is ideal for high productivity, low-cost longwall operations. As of December 31, 2017, the PAMC included 735.5 million tons of proven and probable coal reserves that are sufficient to support approximately 26 years of full-capacity production. The advantageous qualities of our coal enable us to compete for demand from a broader range of coal-fired power plants compared to mining operations in basins that typically produce coal with a comparatively lower heat content (ILB and the Powder River Basin (“PRB”)), higher sulfur content (ILB and most areas in NAPP) and higher chlorine content (certain areas of ILB). Our remaining reserves have an average as-received gross heat content of 12,915 Btu/lb (on an as-received basis), while production from the PRB, ILB, CAPP and the rest of NAPP averages approximately 8,700 Btu/lb, 11,400 Btu/lb, 12,300 Btu/lb and 12,400 Btu/lb, respectively (based on the average quality reported by EIA for U.S. power plant deliveries for the three years ended June 30, 2017. Moreover, our remaining reserves have an average sulfur content of 2.30% (on an as-received basis), while production from the ILB averages ~2.9% sulfur and production from the rest of NAPP averages ~3.3% sulfur (again based on EIA power plant delivery data for the three years ended June 30, 2017). With our high Btu content and low-cost structure, our 2017 total costs averaged $1.35 per mmBtu, which is lower than any monthly average Louisiana Henry Hub natural gas spot price during the past 20+ years, and provides a strong foundation for competing against natural gas even after accounting for differences in delivered costs and power plant efficiencies. In addition to the substantial reserve base associated with the PAMC, our 1.6 billion tons of Greenfield Reserves in NAPP, CAPP and ILB feature both thermal and metallurgical reserves and provide additional optionality for organic growth or monetization as market conditions allow.
World-Class, Well-Capitalized, Low-Cost Longwall Mining Complex
Since 2006, we have invested over $2.0 billion at the PAMC ($1.4 billion of which has been invested in the past five years) to develop technologically advanced, large-scale longwall mining operations and related production and logistics infrastructure. As a result, the PAMC is the most productive and efficient coal mining complex in NAPP, averaging 6.77 tons of coal production per employee hour in 2015-2016, compared to 4.94 tons of coal production per employee hour for other currently-

operating NAPP longwall mines. For the year ending December 31, 2017, productivity further increased to 7.31 tons of coal per employee hour, compared with an average of 5.23 tons per employee hour for all other currently-operating NAPP longwalls. We believe our substantial capital investment in the PAMC will enable us to maintain high production volumes, low operating costs and a strong safety and environmental compliance record, which we believe are key to supporting stable financial performance and cash flows throughout business and commodity price cycles. As a result, we expect to be able to mine the remaining 26+ years of reserves at the PAMC with only maintenance-of-production levels of capital expenditure.
Strategically Located Mining Operations with Advanced Distribution Capabilities and Excellent Access to Key Logistics Infrastructure
Our logistics infrastructure and proximity to coal-fired power plants in the eastern United States provide us with operational and marketing flexibility, reduce the cost to deliver coal to our core markets and allow us to realize higher netback prices. We believe that we have a significant transportation cost advantage compared to many of our competitors, particularly producers in the ILB and PRB, for deliveries to customers in our core markets and to East Coast ports for international shipping. For example, based on publicly available data and internal estimates, we believe that the transportation cost advantage from our mines compared to ILB mines (not accounting for Btu differences) is approximately $3 to $8 per ton for coal delivered to foreign consumers in Europe and India, $4 to $8 per ton for coal delivered to domestic customers in the Carolinas, and an even more pronounced cost advantage for coal delivered to domestic customers in the mid-Atlantic states. Our ability to accommodate multiple unit trains at the Bailey Central Preparation Plant, which includes a dual-batch loadout facility capable of loading up to 9,000 tons of clean coal per hour and 19.3 miles of track with three sidings, allows for the seamless transition of locomotives from empty inbound trains to fully loaded outbound trains at our facility. Furthermore, the PAMC has exceptional access to export infrastructure in the United States. Through our 100%-owned CONSOL Marine Terminal, served by both the Norfolk Southern and CSX railroads, we are able to participate in the world’s seaborne coal markets with premium thermal and crossover metallurgical coal.
Strong, Well-Established Customer Base Supporting Contractual Volumes
We have a well-established and diverse blue chip customer base, comprised primarily of domestic electric-power-producing companies located in the eastern United States. We have had success entering into multi-year coal sales agreements with our customers due to our longstanding relationships, reliability of production and delivery, competitive pricing and high coal quality. More than 90% of our sales in 2017 were to customer companies that were in our 2016 portfolio, and all but one of our top domestic power plant customers in 2017 (which represent the thirteen plants to which we shipped at least 500,000 tons of PAMC coal in 2017), have been in our portfolio for at least four consecutive years. In addition, to mitigate our exposure with respect to coal-fired power plant retirements, we have strategically developed our customer base to include power plants that are economically positioned to continue operating for the foreseeable future and that are equipped with state-of-the-art environmental controls. In 2017, only approximately 2% of our total sales were to domestic power plant customers that have announced plans to retire through 2023. Moreover, none of our top thirteen customer plants, which accounted for 83% of our shipments in 2017, have announced plans to retire. These top plants operated at a 13% higher weighted average capacity factor than other NAPP rail-served plants in January-November 2017 (the most recent month for which data are available), highlighting their economic competitiveness in the challenging power markets. Since 2012, the Company has increased its market share at these thirteen plants from 10% to 35%. In addition to our robust domestic customer base, we also have favorable access to seaborne coal markets through our long-standing commercial relationship with a leading coal trading and brokering customer that maintains a broad market presence with foreign coal consumers. We have grown our exports of PAMC coal to the seaborne thermal and crossover metallurgical markets from an average of 5.5 million tons per year (or approximately 23% of our annual sales volume) in 2015-2016 to 8.3 million tons (or approximately 32% of our annual sales volume) in 2017.
Highly Experienced Management Team and Operating Team
Our management and operating teams have (i) significant expertise owning, developing and managing complex thermal and metallurgical coal mining operations, (ii) valuable relationships with customers, railroads and other participants across the coal industry, (iii) technical wherewithal and demonstrated success in developing new applications and customers for our coal products, in both the thermal and metallurgical markets, and (iv) a proven track record of successfully building, enhancing and managing coal assets in a reliable and cost-effective manner throughout all parts of the commodity cycle. We intend to leverage these qualities to continue to successfully develop our coal mining assets while efficiently and flexibly managing our operations to maximize operating cash flow.

CONSOL Energy’s Capital Expenditure Budget

In 2018, CONSOL Energy expects to invest $125 - $145 million in maintenance capital expenditures. The Company is not expecting to invest in expansion projects in 2018. However, the Company continually evaluates potential acquisitions.

Detail Coal Operations

Coal Reserves

At December 31, 2017, the Company had an estimated 2.3 billion tons of proven and probable coal reserves. As of December 31, 2017, the PAMC included 735.5 million tons of proven and probable coal reserves that are sufficient to support approximately 26 years of full-capacity production. Reserves are the portion of the proven and probable tonnage that meet the Company’s economic criteria regarding mining height, preparation plant recovery, depth of overburden and stripping ratio. Generally, these reserves would be commercially mineable at year-end price and cost levels. Spacing of points of observation for confidence levels in reserve calculations is based on guidelines in U.S. Geological Survey Circular 891 (Coal Resource Classification System of the U.S. Geological Survey). Our estimates for proved reserves have the highest degree of geologic assurance. Estimates for proved reserves are based on points of observation that are equal to or less than 0.5 miles apart. Estimates for probable reserves have a moderate degree of geologic assurance and are computed from points of observation that are between 0.5 to 1.5 miles apart. An exception is made concerning spacing of observation points with respect to our Pittsburgh No. 8 coal seam reserves. Because of the well-known continuity of this seam, spacing requirements are 3,000 feet or less for proved reserves and between 3,000 and 7,920 feet for probable reserves.
The Company’s estimates of proven and probable coal reserves do not rely on isolated points of observation. Small pools of reserves based on a single observation point are not considered; continuity between observation points over a large area is necessary for proved or probable reserves. Estimates of the Company’s coal reserves have historically been calculated both by internal geologists and engineers employed by CNX, and independent third parties. Reserve estimates and evaluation processes are periodically audited by independent third parties to ensure accuracy. The Company’s proven and probable coal reserves fall within the range of commercially marketed coals in the United States. The marketability of coal depends on its value-in-use for a particular application, and this is affected by coal quality, such as sulfur content, ash and heating value. Modern power plant boiler design aspects can compensate for coal quality differences that occur. Therefore, any of the Company’s coals can be marketed for the electric power generation industry.
The Company’s proven and probable coal reserves include 87.0 million tons of undeveloped reserves that are classified as high-vol, mid-vol or low-vol metallurgical coal. Additionally, worldwide demand for metallurgical coal allows some of our proven and probable coal reserves, currently classified as thermal coal but that possess certain qualities, to be sold as metallurgical coal. The extent to which we can sell thermal coal as crossover metallurgical coal depends upon a number of factors, including the quality characteristics of the reserve, the specific quality requirements and constraints of the end-use customer and market conditions (which affect whether customers are compelled to substitute lower-quality crossover coal for higher-quality metallurgical coal in their blends to realize economic benefits). The addition of this cross-over market adds additional assurance to the Company that all of its proven and probable coal reserves are commercially marketable.
The Company assigns coal reserves to each mine within the Pennsylvania Mining Complex. The amount of coal we assign to the Pennsylvania Mining Complex generally is sufficient to support mining through the duration of our current mining permit. Under federal law, we must renew our mining permits every five years. All assigned reserves have their required permits or governmental approvals, or there is a high probability that these approvals will be secured. In addition, the Pennsylvania Mining Complex may have access to additional reserves that have not yet been assigned. We refer to these reserves as accessible. Accessible reserves are proven and probable coal reserves that can be accessed by an existing mining complex, utilizing the existing infrastructure of the complex to mine and to process the coal in this area. Mining an accessible reserve does not require additional capital spending beyond that required to extend or to continue the normal progression of the mine, such as the sinking of airshafts or the construction of portal facilities.
Some reserves may be accessible by more than one mine because of the proximity of many of our mines to one another. In the table below, the accessible reserves indicated for a mine are based on our review of current mining plans and reflect our best judgment as to which mine is most likely to utilize the reserve. Assigned and unassigned coal reserves are proven and probable coal reserves which are either owned or leased. The leases have terms extending up to 30 years and generally provide for renewal through the anticipated life of the associated mine. These renewals are exercisable by the payment of minimum royalties. Under current mining plans, assigned reserves reported will be mined out within the period of existing leases or within the time period of probable lease renewal periods.
Pennsylvania Mining Complex
Bailey Mine. The Bailey mine is located in Enon, Pennsylvania. The Bailey Mine is the first mine that CNX developed at the Pennsylvania Mining Complex. As of December 31, 2017, the Bailey mine’s assigned and accessible reserve base contained an aggregate of 245.2 million tons of clean recoverable proven and probable coal with an average as-received gross heat content of approximately 12,900 Btus per pound and an approximate average pounds of SO2 per million British thermal units (mmBtu) of 4.03. While operating two longwalls, the production capacity of the Bailey mine is approximately 11.5 million tons of coal per year. Construction of the slope and initial air shaft began in 1982. The slope development reached the coal seam at a depth of approximately 600 feet and, following development of the slope bottom, commercial coal production began in 1984. Longwall mining production commenced in 1985, and the second longwall was placed into operation in 1987. In 2010, a new slope and overland belt system was commissioned, which allowed a large percentage of the Bailey mine to be sealed off. For the years ended December 31, 2017, 2016 and 2015, the Bailey mine produced 12.1, 12.1 and 10.2 million tons of coal, respectively. The Bailey mine uses approximately six continuous mining units to develop the mains and gate roads for its longwall panels. On average, the longwalls have a panel width (or face length) of approximately 1,500 feet, a panel length of approximately 12,000 feet and a seam height of approximately 7.5 feet.
Enlow Fork Mine. The Enlow Fork Mine is located directly north of the Bailey Mine. As of December 31, 2017, the Enlow Fork Mine’s assigned and accessible reserve base contained an aggregate of 295.5 million tons of clean recoverable proven and probable coal with an average as-received gross heat content of approximately 12,900 Btus per pound and an approximate average lb SO2/mmBtu of 3.28. While operating two longwalls, the production capacity of the Enlow Fork mine is approximately 11.5 million tons of coal per year. Initial underground development was started from the Bailey mine while the Enlow Fork slope was being constructed. Once the slope bottom was developed and the slope belt became operational, seals were constructed to separate the two mines. Following development of the slope bottom, commercial coal production began in 1989. Longwall mining production commenced in 1991 with the second longwall coming online in 1992. In 2014, a new slope and overland belt system was commissioned and a substantial portion of the Enlow Fork mine was sealed. For the years ended December 31, 2017, 2016 and 2015, the Enlow Fork mine produced 9.2, 9.6 and 9.0 million tons of coal, respectively. The Enlow Fork mine uses approximately six continuous mining units to develop the mains and gate roads for its longwall panels. On average, the longwalls have a panel width (or face length) of approximately 1,500 feet, a panel length of approximately 12,000 feet and a seam height of approximately 7.5 feet.
Harvey Mine. The Harvey Mine is located directly east of the Bailey and Enlow Fork Mines. As of December 31, 2017, the Harvey mine’s assigned and accessible reserve base contained an aggregate of 194.8 million tons of clean recoverable proven and probable coal with an average as-received gross heat content of approximately 12,960 Btus per pound and an approximate average lb SO2/mmBtu of 3.42. While operating one longwall, the production capacity of the Harvey mine is approximately 5.5 million tons of coal per year. Similar to the Enlow Fork mine, the Harvey mine was developed off of the Bailey mine’s slope bottom. Once the slope for the Harvey mine was placed into operation, seals were built to separate the two mines, and the original slope was dedicated solely to the Harvey mine, which eliminated the need to make significant capital expenditures to develop, among other things, a new slope, air shaft and portal facility. Development of the Harvey mine began in 2009, and construction of the supporting surface facilities commenced in 2011. Longwall mining production commenced in March 2014. For the years ended December 31, 2017, 2016 and 2015, the Harvey mine produced 4.8, 3.0 and 3.6 million tons of coal, respectively. The Harvey mine uses approximately four continuous mining units to develop the mains and gate roads for its longwall panels. The longwall has a panel width (or face length) of approximately 1,500 feet, a panel length of approximately 15,000 feet and a seam height of approximately 6.9 feet. The Harvey mine’s existing infrastructure, including its bottom development, slope belt and material handling system, has the capacity to add one incremental permanent longwall mining system with additional mine development and capital investment.

The following table provides the location of our active mining complexes that are part of the PAMC and the coal reserves associated with each operation.

CONSOL ENERGY PENNSYLVANIA MINING COMPLEX
Proven and Probable Assigned and Accessible Coal Reserves as of December 31, 2017 and 2016

							Recoverable
				Average	As Received Heat		Reserves(2)
	Preparation			Seam	Value(1)				Tons in
	Facility	Reserve	Coal	Thickness	(Btu/lb)		Owned	Leased	Millions
Mine/Reserve	Location	Class	Seam	(feet)	Typical	Range	(%)	(%)	12/31/2017	12/31/2016
ASSIGNED–OPERATING
PA Mining Operations
Bailey	Enon, PA	Assigned Operating	Pittsburgh	7.5	12,940	12,780 – 13,040	42%	58%	75.4	89.0
		Accessible	Pittsburgh	7.5	12,880	12,670 – 13,140	78%	22%	169.8	170.7
Harvey	Enon, PA	Assigned Operating	Pittsburgh	6.9	13,040	12,900 – 13,210	95%	5%	57.8	20.4
		Accessible	Pittsburgh	7.7	12,930	12,880 – 13,190	99%	1%	137.0	180.1
Enlow Fork	Enon, PA	Assigned Operating	Pittsburgh	7.5	13,000	12,840 – 13,220	94%	6%	93.4	31.2
		Accessible	Pittsburgh	7.7	12,850	12,630 – 13,020	67%	33%	202.1	275.3
Total Assigned Operating and Accessible									735.5	766.7

(1)
The heat values (gross calorific values) shown for Assigned Operating reserves are based on the 2017 actual quality and five-year forecasted quality for each mine/reserve, assuming that the coal is washed to an extent consistent with normal full-capacity operation of each mine's/complex’s preparation plant. Actual quality is based on laboratory analysis of samples collected from coal shipments delivered in 2017. Forecasted quality is derived from exploration sample analysis results, which have been adjusted to account for anticipated moisture and for the effects of mining and coal preparation. The heat values (gross calorific values) shown for Accessible Reserves are on an as-received basis (dry values obtained from drill hole analyses, adjusted for moisture) and are prorated by the associated Assigned Operating product values to account for similar mining and processing methods.

(2)
Recoverable reserves are calculated based on the area in which mineable coal exists, coal seam thickness, and average density determined by laboratory testing of drill core samples. This calculation is adjusted to account for coal that will not be recovered during mining and for losses that occur if the coal is processed after mining. Reserves tons are reported on an as-received basis, based on the anticipated product moisture. Reserves are reported only for those coal seams that are controlled by ownership or leases.

The following table sets forth our unassigned proven and probable coal reserves by region:

CONSOL Energy UNASSIGNED Recoverable Coal Reserves as of December 31, 2017 and 2016

					Recoverable
		Recoverable Reserves(2)			Reserves
				Tons in	(Tons in
	As Received Heat	Owned	Leased	Millions	Millions)
Coal Producing Region	Value(1) (Btu/lb)	(%)	(%)	12/31/2017	12/31/2016
Northern Appalachia (Pennsylvania, Ohio, Northern West Virginia) (3)	11,400 – 13,400	85%	15%	1,054.0	1,054.0
Central Appalachia (Virginia, Southern West Virginia)	12,400 – 14,100	77%	23%	157.2	157.2
Illinois Basin (Illinois, Western Kentucky, Indiana)	11,600 – 12,000	77%	23%	316.4	348.7
Total		82%	18%	1,527.6	1,559.9
_______________

(1)
The heat value (gross calorific values) estimates for Northern Appalachian and Central Appalachian Unassigned coal reserves include adjustments for moisture that may be added during mining or processing as well as for dilution by rock lying above or below the coal seam. The heat value estimates for the Illinois Basin Unassigned reserves are based primarily on exploration drill core data that may not include adjustments for moisture added during mining or processing, or for dilution by rock lying above or below the coal seam.

(2)
Recoverable reserves are calculated based on the area in which mineable coal exists, coal seam thickness, and average density determined by laboratory testing of drill core samples. This calculation is adjusted to account for coal that will not be recovered during mining and for losses that occur if the coal is processed after mining. Reserve tons are reported on an as-received basis, based on the anticipated product moisture. Reserves are reported only for those coal seams that are controlled by ownership or leases.

(3)
140.8 million tons of the Northern Appalachia leased tons are controlled by Consolidation Coal Company, a former subsidiary of CNX that was sold in December 2013. As of filing, these tons are still controlled by Consolidation Coal Company but are shown in CONSOL Energy's reserves due to a binding agreement that these tons will be released to CONSOL Energy upon the assignment of the underlying lease to CONSOL Energy.

.

The following table classifies the Company's coal by rank, projected sulfur dioxide emissions and heating value (British thermal units per pound). The table also classifies bituminous coal as high, medium and low volatile which is based on fixed carbon and volatile matter.

CONSOL Energy Proven and Probable Recoverable Coal Reserves
By Product (In Millions of Tons) as of December 31, 2017

	≤ 1.20 lbs.			> 1.20 ≤ 2.50 lbs.			> 2.50 lbs.
	S02/MMBtu			S02/MMBtu			S02/MMBtu
	Low	Med	High	Low	Med	High	Low	Med	High		Percent By
By Region	Btu	Btu	Btu	Btu	Btu	Btu	Btu	Btu	Btu	Total	Product
Metallurgical(1):
High Vol A Bituminous	—	—	—	—	—	39.6	—	—	—	39.6	1.7%
Med Vol Bituminous	—	5.1	—	—	—	—	—	—	—	5.1	0.2%
Low Vol Bituminous	—	—	16.0	—	—	26.3	—	—	—	42.3	1.8%
Total Metallurgical	—	5.1	16.0	—	—	65.9	—	—	—	87.0	3.7%
Thermal(1):
High Vol A Bituminous	—	46.0	—	6.1	65.4	12.9	44.5	1,074.3	640.6	1,889.8	82.2%
High Vol B Bituminous	—	—	—	—	101.1	—	—	107.0	—	208.1	9.2%
High Vol C Bituminous	—	—	—	—	—	—	108.3	—	—	108.3	4.7%
Low Vol Bituminous	—	—	—	—	—	—	—	—	4.5	4.5	0.2%
Total Thermal	—	46.0	—	6.1	166.5	12.9	152.8	1,181.3	645.1	2,210.7	96.3%
Total	—	51.1	16.0	6.1	166.5	78.8	152.8	1,181.3	645.1	2,297.7	100.0%
Percent of Total	—%	2.2%	0.7%	0.3%	7.2%	3.4%	6.7%	51.4%	28.1%	100.0%
_______________

(1)
143.3 Million tons of the Northern Appalachia product are controlled by Consolidation Coal Company, a former subsidiary of CNX that was sold in December 2013. As of this filing, these tons are still controlled by Consolidation Coal Company but are shown in CONSOL Energy’s reserves due to a binding agreement that these tons will be released to CONSOL Energy upon the assignment of the underlying lease to CONSOL Energy.

Title to coal properties that we lease or purchase and the boundaries of these properties are verified by law firms retained by us at the time we lease or acquire the properties. Consistent with industry practice, abstracts and title reports are reviewed and updated approximately five years prior to planned development or mining of the property. If defects in title or boundaries of undeveloped reserves are discovered in the future, control of and the right to mine reserves could be adversely affected.

The following table sets forth, with respect to properties that we lease to other coal operators, the total royalty tonnage and the amount of income (net of related expenses) we received from royalty payments for the years ended December 31, 2017, 2016 and 2015.

	Total	Total
	Royalty	Royalty
	Tonnage	Income *
Year	(in thousands)	(in thousands)
2017	7,656	$26,023
2016	7,847	$19,725
2015	7,459	$14,914

* Excludes advanced mining royalty payments received of $2,066, $14 and $442 during the years ended December 31, 2017, 2016 and 2015, respectively.

Royalty tonnage leased to third parties is not included in the amounts of produced tons that we report. Proven and probable reserves do not include reserves attributable to properties that we lease to third parties.

Production

In the year ended December 31, 2017, 100% of the Company's production came from underground mines equipped with longwall mining systems. The Company employs longwall mining systems in our underground mines where the geology is favorable and reserves are sufficient. Underground longwall systems are highly mechanized, capital intensive operations. Mines using longwall systems have a low variable cost structure compared with other types of mines and can achieve high productivity levels compared with those of other underground mining methods. Because the Company has substantial reserves readily suitable to these operations, the Company believes that these longwall mines can increase capacity at a low incremental cost.

The following table shows the production, in millions of tons, for the Company's mines for the years ended December 31, 2017, 2016 and 2015, the location of each mine, the type of mine, the type of equipment used at each mine, method of transportation and the year each mine was established or acquired by us.

	Preparation				Tons Produced			Year
	Facility	Mine	Mining		(in millions)			Established
Mine	Location	Type	Equipment	Transportation	2017	2016	2015	or Acquired
PA Mining Operations
Bailey	Enon, PA	U	LW/CM	R R/B	12.1	12.1	10.2	1984
Enlow Fork	Enon, PA	U	LW/CM	R R/B	9.2	9.6	9.0	1990
Harvey	Enon, PA	U	LW/CM	R R/B	4.8	3.0	3.6	2014
Total					26.1	24.7	22.8

S	–	Surface
U	–	Underground
LW	–	Longwall
CM	–	Continuous Miner
S/L	–	Stripping Shovel and Front End Loaders
R	–	Rail
R/B	–	Rail to Barge
T	–	Truck

Coal Marketing and Sales

The following table sets forth the Company produced tons sold and average sales price for the period indicated:

	Years Ended December 31,
	2017	2016	2015
Company Produced PA Mining Operations Tons Sold (in millions)	26.1	24.6	22.9
Average Sales Price Per Ton Sold– PA Mining Operations	$45.52	$43.31	$56.36

We sell coal produced by our mines and additional coal that is purchased by us for resale from other producers. We maintain a United States sales office in Pittsburgh. In addition, we sell coal through agents and to brokers and unaffiliated trading companies. Approximately 65% of our 2017 coal sales were made to U.S. electric generators, 32% of our 2017 coal sales were priced on export markets and 3% of our 2017 coal sales were made to other domestic customers. Approximately 75% of our 2016 coal sales were made to U.S. electric generators, 22% of our 2016 coal sales were priced on export markets and 3% of our 2016 coal sales were made to other domestic customers. Approximately 71% of our 2015 coal sales were made to U.S. electric generators, 24% of our 2015 coal sales were priced on export markets and 5% of our 2015 coal sales were made to other domestic customers. We had sales to over 35 customers from our 2017 coal operations. During 2017, two customers each comprised over 10% of our coal sales, aggregating approximately 31% of our sales. Annual metallurgical coal revenues for the past three years ranged from $58.3 million to $77.0 million.
Coal Contracts and Pricing

We sell coal to an established customer base through opportunities as a result of strong business relationships, or through a formalized bidding process. Contract volumes range from a single shipment to multi-year agreements for millions of tons of coal. The average contract term is between one to three years. As a normal course of business, efforts are made to renew or extend contracts scheduled to expire. Although there are no guarantees, we generally have been successful in renewing or extending contracts in the past. For the year ended December 31, 2017, approximately 68% of all the coal we produced was sold under contracts with terms of one year or more.
We expect total consolidated Pennsylvania Mining Complex annual sales to be approximately 27 million tons for 2018 and 2019. Coal pricing for contracts with terms of one year or less is generally fixed. Coal pricing for multiple-year agreements generally provide the opportunity to periodically adjust the contract prices through pricing mechanisms consisting of one or more of the following:

•	Fixed price contracts with pre-established prices;

•	Periodically negotiated prices that reflect market conditions at the time;

•	Price restricted to an agreed-upon percentage increase or decrease;

•	Base-price-plus-escalation methods which allow for periodic price adjustments based on inflation indices, or other negotiated indices; or

•	Netback pricing

The volume of coal to be delivered is specified in each of our coal contracts. Although the volume to be delivered under the coal contracts is stipulated, the parties may vary the timing of the deliveries within specified limits. Coal contracts typically contain force majeure provisions allowing for the suspension of performance by either party for the duration of certain force majeure events. Force majeure events include, but are not limited to, unexpected significant geological conditions or natural disasters. Depending on the language of the contract, some contracts may terminate upon continuance of an event of force majeure that extends for a period greater than three to twelve months.
Of our 2017 sales tons, approximately 65% were sold to U.S. electric generators, 32% were priced on export thermal markets and 3% were sold to other domestic customers. In 2017, we derived greater than 10% of our total coal sales revenue from two customers: Duke Energy Corporation (“Duke Energy”) and Xcoal Energy & Resources (“Xcoal”). As of January 1, 2018, we had nine sales agreements with these customers that expire at various times in 2018 and 2019. As of February 16, 2018, CONSOL Energy has entered into an additional contract with Xcoal. It is anticipated that these combined contracts with Xcoal will account for more than 10% of the Company's total revenue for the year ended December 31, 2018.
During the past three years, our average realization (sales price per ton sold) for coal produced from the PAMC decreased from $56.36/ton in 2015 to $43.31/ton in 2016, and then increased to $45.52/ton in 2017. However, our average realization has since rebounded from a low of $40.61/ton during the second quarter of 2016 to $46.80 during the first quarter of 2017. Pricing for our product depends strongly on conditions in the domestic thermal coal market, which accounted for at least 68% of our total sales volumes in each of 2015, 2016, and 2017.
The prices we are able to achieve in the domestic thermal market depend on a number of factors, including: (i) the supply-demand balance for Northern Appalachian coal, (ii) prices for other competing sources of energy used for electricity generation, such as natural gas, (iii) power prices in the regions we serve, (iv) prices for coals from other basins (including the Central Appalachian Basin, Illinois Basin, and Powder River Basin) that compete in these same regions, and (v) pricing under our longer-term contracts, which may have been entered into under different market conditions. For example, the 19% decrease in our average realization from 2015 to 2017 occurred during a period when Henry Hub spot natural gas prices averaged relatively lower than they had during the previous couple of years, decreasing from an average of $4.05/mmBtu in 2013-2014 to an average of $2.71/mmBtu in 2015-2017. These lower natural gas prices, coupled with increased capacity from new natural gas combined-cycle power plants, put pressure on power prices and on the demand for coal-fired electric power generation. Based on the latest data from the EIA, U.S. coal-fired generation averaged approximately 20% lower in 2015-2017 than in 2013-2014, and average day-ahead power prices at the PJM Western hub, which correlates with prices received by several of our top domestic customer plants, averaged 29% lower in the same period-to-period comparison. Moreover, abnormally mild weather during the winter of 2015-2016 caused U.S. power plant coal inventories to swell, and additional mild weather in the winter of 2016-2017 and summer of 2017 prolonged the impact on domestic coal demand as power plants required fewer new coal deliveries while they worked to draw down their coal stockpiles to more-normal levels. These factors affected the prices that we were able to achieve in the domestic thermal markets as older contracts rolled off and were replaced by new contracts.
At the same time, imbalances in global supply and demand for coal caused substantial variability in pricing in the two other primary markets we serve - the export thermal market and the export metallurgical market - during the 2015-2017 period. For example, prompt month API 2 index prices (the benchmark price reference for coal imported into northwest Europe) averaged about 22% lower during the first six months of 2016 than they did during the first six months of 2015, and quarterly global coking coal benchmark prices also averaged about 27% lower during the same period-to-period comparison. Pricing in all three of our primary markets began to recover during the latter part of 2016, and in calendar year 2017, the API 2 index averaged 42% higher than in 2016, and global coking coal prices were up by an even greater percentage year-over-year. This helped to drive the rebound in pricing for our coal noted above.
Terminal Services
In 2017, approximately 14.3 million tons of coal were shipped through the CONSOL Marine Terminal owned by our subsidiary, CONSOL Marine Terminals LLC. Approximately 53% of the tonnage shipped was produced by the Pennsylvania Mining Complex. The terminal can either store coal or load coal directly into vessels from rail cars. It is also one of the few terminals in the United States served by two railroads, Norfolk Southern Corporation and CSX Transportation Inc. CONSOL Marine Terminal has significant storage capacity of 1.1 million tons with more than thirty acres of capacity for stockpiles. The facility possesses extensive blending capabilities, and has handled over 10 million tons of coal per year on average since 2010, with a potential maximum throughput capacity of 15 million tons annually.
Non-Core Coal Assets and Surface Properties
We own significant coal assets that are not in our short or medium term development plans. We continually explore the monetization of these non-core assets by means of sale, lease, contribution to joint ventures, or a combination of the foregoing in order to bring the value of these assets forward for the benefit of our stockholders.
Distribution
Coal is transported from the Company’s mining operations to customers by railroad cars, trucks, vessels or a combination of these means of transportation. Most customers negotiate their own transportation rates and we employ transportation specialists who negotiate freight and equipment agreements with various transportation suppliers, including railroads, barge lines, terminal operators, ocean vessel brokers and trucking companies for certain customers.
Seasonality
Our business has historically experienced limited variability in its results due to the effect of seasonal changes. Demand for coal-fired power can increase due to unusually hot or cold weather as power consumers use more air conditioning or heating, respectively. Conversely, mild weather can result in weaker demand for our coal. Adverse weather conditions, such as blizzards or floods, can impact our ability to transport coal over our overland conveyor systems and to transport our coal by rail.
Competition
The coal industry is highly competitive, with numerous producers selling into all markets that use coal. There are numerous large and small producers in all coal producing basins of the United States, and we compete with many of these producers, including those who export coal abroad. Potential changes to international trade agreements, trade concessions or other political and economic arrangements may benefit coal producers operating in countries other than the United States. We may be adversely impacted on the basis of price or other factors with companies that in the future may benefit from favorable foreign trade policies or other arrangements. In addition, coal is sold internationally in U.S. dollars and, as a result, general economic conditions in foreign markets and changes in foreign currency exchange rates may provide our foreign competitors with a competitive advantage. If our competitors’ currencies decline against the U.S. dollar or against our foreign customers’ local currencies, those competitors may be able to offer lower prices for coal to our customers. Furthermore, if the currencies of our overseas customers were to significantly decline in value in comparison to the U.S. dollar, those customers may seek decreased prices for the coal we sell to them. Consequently, currency fluctuations could adversely affect the competitiveness of our coal in international markets, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The most important factors on which we compete are coal price, coal quality and characteristics, transportation costs and reliability of supply. Demand for coal and the prices that we will be able to obtain for our coal are closely linked to coal consumption patterns of the domestic electric generation industry and foreign coal consumers. These coal consumption patterns are influenced by many factors that are beyond our control, including demand for electricity, which is significantly dependent upon economic activity and summer and winter temperatures in the United States, government regulation, technological developments and the location, quality, price and availability of competing sources of fuel.

Laws and Regulations

Overview

Our coal mining operations are subject to various federal, state and local environmental, health and safety regulations. Regulations relating to our operations require us to obtain permits and other licenses; reclaim and restore our properties after mining operations have been completed; store, transport and dispose of materials used or generated by our operations; manage surface subsidence from underground mining; control water and air emissions; protect wetlands and endangered plant and wildlife; and to ensure employee health and safety. Furthermore, the electric power generation industry is subject to extensive regulation regarding the environmental impact of its power generation activities, which could affect demand for our coal.
Compliance with these laws has substantially increased the cost of coal mining, and the possibility exists that new legislation or regulations may be adopted which would have a significant impact on our coal mining operations or our customers’ ability to use our coal and may require us or our customers to change their operations significantly or incur substantial costs.
The following is a summary of the more significant existing environmental and worker health and safety laws and regulations to which we and our customers’ business operations are subject and for which compliance may have a material adverse impact on our capital expenditures, results of operations and financial position.
Environmental Laws

Air Emissions. The Clean Air Act (“CAA”) and corresponding state and local laws and regulations affect all aspects of coal mining operations, both directly and indirectly. The CAA directly impacts our coal mining and processing operations by requiring us to obtain pre-approval for the construction or modification of certain facilities or to use specific equipment, technologies or best management practices to control emissions.
The CAA also indirectly and more significantly affects the U.S. coal industry by extensively regulating the air emissions of coal-fired electric power generating plants operated by our customers. Coal contains impurities, such as sulfur, mercury and other constituents, many of which are released into the air when coal is burned. Carbon dioxide (“CO2”), a regulated greenhouse gas (“GHG”), is also emitted when coal is burned. Environmental regulations governing emissions from coal-fired electric generating plants increase the costs to operate and could affect demand for coal as a fuel source and affect the volume of our sales. Moreover, additional environmental regulations increase the likelihood that existing coal-fired electric generating plants will be decommissioned, including plants to which the Company sells coal, and reduce the likelihood that new coal-fired plants will be built in the future.
In early 2012, the United States Environmental Protection Agency (the “EPA”) promulgated or finalized several rules for New Source Performance Standards (“NSPS”) for coal- and oil-fired power plants which also have a negative effect on coal- generating facilities. The Utility Maximum Control Technology (“UMACT”) rule requires more stringent NSPS for particulate matter (“PM”), Sulfur dioxide (“SO2”) and nitrogen oxides (“NOX”) and the Mercury and Air Toxics Standards (“MATS”) rule requires new mercury and air toxic standards. In November 2012, the EPA published a notice of reconsideration of certain aspects of the UMACT and MATS rules. Following reconsideration in April 2013 and again in April 2014, the EPA promulgated final UMACT and MATS rules in November 2014. The rule was rejected by the U.S. Supreme Court on June 29, 2015 and sent back to the D.C. Circuit Court to determine whether to remand and allow the EPA to address the rule’s deficiencies or to vacate and nullify the rule; nevertheless most coal-fired electric power generators have already taken steps to comply with the rule. On April 18, 2017 the EPA asked the Court to delay arguments over MATS to allow the Trump Administration time to fully review the findings. On April 21, 2017, the Court granted the requested stay.
The CAA requires the EPA to set National Ambient Air Quality Standards (“NAAQS”) for certain pollutants and the CAA identifies two types of NAAQS. Primary standards provide public health protection, including protecting the health of “sensitive” populations such as asthmatics, children and the elderly. Secondary standards provide public welfare protection, including protection against decreased visibility and damage to animals, crops, vegetation and buildings. On October 1, 2015, the EPA finalized the NAAQS for ozone pollution and reduced the limit to 70 parts per billion (“ppb”) from the previous 75 ppb standard. The final rule could have a large impact on the coal mining industry as states would be required to update their permitting standards to meet these potentially unachievable limits. Several states have filed a petition for review in the D.C. Circuit of Appeals. On April 7, 2017, the EPA advised the Court that it intended to reconsider the final rule. On April 11, 2017, the Court stayed the litigation pending further action by the EPA. On August 10, 2017, EPA withdrew a previously-announced one-year extension to the compliance deadline.

On January 17, 2018, New York and Connecticut filed suit against the EPA alleging that the EPA violated the CAA by failing to adequately prevent ozone transport from downwind states, including Pennsylvania and West Virginia. Delaware filed a similar lawsuit in 2016. If the states were successful, the EPA and the downstream states could be required to implement lower ozone levels through the states’ implementation plans, which could, in turn, result in lower ozone emissions thresholds for state permitting.
On July 6, 2011, the EPA finalized a rule known as the Cross-State Air Pollution Rule (“CSAPR”). CSAPR regulates cross-border emissions of criteria air pollutants such as SO2 and NOX, as well as byproducts, fine particulate matter and ozone by requiring states to limit emissions from sources that “contribute significantly” to noncompliance with air quality standards for the criteria air pollutants. If the ambient levels of criteria air pollutants are above the thresholds set by the EPA, a region is considered to be in “nonattainment” for that pollutant and the EPA applies more stringent control standards for sources of air emissions located in the region. In April 2014, the Supreme Court reversed a decision of the D.C. Circuit Court of Appeals that vacated the rule. Following remand and briefing the D.C. Circuit Court, in October 2014, granted a motion to lift a stay of the rule and allow the EPA to modify the CSAPR compliance deadline by three-years, setting the stage for issuance of the proposed rule. Implementation of CSAPR Phase 1 began in 2015, with Phase 2 scheduled to begin in 2017. On September 7, 2016, the EPA finalized an update to the CSAPR for the 2008 ozone NAAQS by issuing the final CSAPR Update. As of May 2017, this rule limits summertime (May - September) NOX emissions from power plants in 22 states in the eastern United States.
On March 27, 2012, the EPA published its proposed NSPS for CO2 emissions from new coal-powered electric generating units. The proposed rule would have applied to new power plants and to existing plants that make major modifications. If the rule had been adopted as proposed, only new coal-fired power plants with CO2 capture and storage (“CCS”) could have met the proposed emission limits. Commercial scale CCS is not likely to be available in the near future, and if available, it may make coal-fired electric generation units uneconomical compared to new gas-fired electric generation units. On January 8, 2014, the EPA re-proposed NSPS for CO2 for new fossil fuel fired power plants and rescinded the rules that were proposed on April 13, 2012.
On September 20, 2013, the EPA issued a new proposal, “Carbon Pollution Standard for New Power Plants”, to establish separate NSPS for CO2 emissions for natural gas-fired turbines and coal-fired units. On June 2, 2014, the EPA announced the Clean Power Plan (“CPP Rule”) rules intended to cut carbon emissions from existing power plants. Under this proposed rule, the EPA would create emission guidelines for states to follow in developing plans to address GHG emissions from existing fossil fuel- fired electric generating units. Specifically, the EPA proposed state-specific rate-based goals for CO2 emissions from the power sector, as well as guidelines for states to follow in developing plans to achieve the state-specific goals. On August 3, 2015, the EPA finalized the CPP Rule and the Carbon Pollution Standards for New Power Plants.
Numerous petitions challenging the CPP Rule have been consolidated into one case, West Virginia v. EPA. While the litigation is still ongoing at the circuit court level, a mid-litigation application to the Supreme Court resulted in a stay of the CPP Rule. On September 27, 2016, an en banc panel of the U.S. Court of Appeals for the D.C. Circuit heard oral arguments in the case. The decision, originally expected in early 2017, has been stayed as a result of a March 28, 2017 executive order directing the EPA to begin the process of reviewing and possibly rescinding the CPP Rule. The EPA filed a motion and the motion was granted by the U.S. Court of Appeals for the D.C. Circuit requesting the stay while the EPA conducts their review of the CPP Rule. If the review does not result in any rule changes, the U.S. Court of Appeals for the D.C. Circuit will rule on the legality of the CPP Rule. On October 16, 2017, the EPA formally proposed repeal of the CPP, which relies on a re-interpretation of CAA 111(d), on which the CPP was originally premised.
Similarly, various states and industry groups challenged the Carbon Pollution Standards for New Power Plants. That litigation has also been stayed following the March 28, 2017 executive order.
The current Administration’s executive order promoting energy independence and economic growth issued on March 28, 2017 requires the review of existing regulations that potentially burden the development or use of domestically produced energy resources. On October 25, 2017, the EPA issued a report in compliance with the March 28, 2017 executive order recommending changes to the NAAQS and NSPS programs. It also recommended that the EPA’s regulations consider employment impacts and that the EPA develop a database of industry-knowledgeable contacts. The review of existing regulations may not result in any changes and any changes made to existing regulations may not produce the intended favorable results desired by the new Administration. The executive order also directed the Council on Environmental Quality to rescind its final guidance entitled, “Final Guidance for Federal Departments and Agencies on Consideration of Greenhouse Gas Emissions and the Effects of Climate Change in National Environmental Policy Act Reviews.” The guidance previously directed agencies to consider proposed actions and their effects on climate change (GHG emissions would have been a key indicator being assessed under any National Environmental Policy Act (“NEPA”) review). Such review considerations may have created additional delays or costs in any NEPA review processes for energy producers and generators and may have prevented the acquisition of any necessary federal approvals for energy producers and generators.

Clean Water Act. The federal Clean Water Act (“CWA”) and corresponding state laws affect our coal operations by regulating discharges into surface waters. Permits requiring regular monitoring and compliance with effluent limitations and reporting requirements govern the discharge of pollutants into regulated waters. The CWA and corresponding state laws include requirements for: improvement of designated “impaired waters” (i.e., not meeting state water quality standards) through the use of effluent limitations; anti-degradation regulations which protect state designated “high quality/exceptional use” streams by restricting or prohibiting discharges; requirements to treat discharges from coal mining properties for non-traditional pollutants, such as chlorides, selenium and dissolved solids; requirements to minimize impacts and compensate for unavoidable impacts resulting from discharges of fill materials to regulated streams and wetlands; and requirements to dispose of produced wastes and other oil and gas wastes at approved disposal facilities. In addition, the Spill Prevention, Control and Countermeasure requirements of the CWA apply to all the Company’s operations that use or produce fluids and require the implementation of plans to address any spills and the installation of secondary containment around all storage tanks. These requirements may cause us to incur significant additional costs that could adversely affect our operating results, financial condition and cash flows.
However, on June 29, 2015, the EPA issued a final rule effective August 28, 2015, clarifying which waterways are subject to federal jurisdiction under the Clean Water Act (the “2015 Clean Water Rule”), which imposed additional permitting obligations on our operations. On August 27, 2015, the District Court for the District of North Dakota blocked implementation of the rule in 13 states. On October 9, 2015, the U.S. Circuit Court of Appeals for the Sixth Circuit blocked implementation of the rule nationwide. On February 28, 2017, Presidential Executive Order on “Restoring the Rule of Law, Federalism, and Economic Growth by reviewing the ‘Waters of the United States’ Rule” was issued. In response, on June 27, 2017, the EPA, Department of the Army, and the Army Corps of Engineers issued a rule proposing to re-codify the definition of “Waters of the United States” to the text that existed prior to the 2015 Clean Water Rule. The proposed rule provides certainty in the interim period until a subsequent rulemaking on the definition of “waters of the United States” can be finalized. On January 22, 2018, the U.S. Supreme Court ruled that challenges to the Clean Water Rule are properly decided in federal district courts and not federal courts of appeal. This decision implicates the nationwide injunction previously enacted by the Sixth Circuit, but has no impact on the current Administration’s efforts to replace the rulemaking. Additionally, on January 31, 2018, the EPA finalized a rule delaying the effective date of the 2015 Clean Water Rule for two years.
In order to obtain a permit for certain coal mining activities, including the construction of coal refuse areas and slurry impoundments, an operator must obtain a permit for the discharge of fill material from the U.S. Army Corps of Engineers and a discharge permit from the state regulatory authority under the state counterpart to the CWA. Beginning in early 2009, the EPA took a number of initiatives that have resulted in delays and obstruction of the issuance of such permits for surface mining operations in the Appalachian states, including Pennsylvania where the Pennsylvania Mining Complex is located. Increased oversight of delegated state programmatic authority, coupled with individual permit review and additional requirements imposed by the EPA, has resulted in delays in the review and issuance of permits.
Resource Conservation and Recovery Act. The federal Resource Conservation and Recovery Act (“RCRA”) and corresponding state laws and regulations affect coal mining by imposing requirements for the treatment, storage and disposal of hazardous wastes. Facilities at which hazardous wastes have been treated, stored or disposed of are subject to corrective action orders issued by the EPA that could adversely affect our results, financial condition and cash flows. In 2010, the EPA proposed options for the regulation of Coal Combustion Residuals from the electric power sector as either hazardous waste or non-hazardous waste. On December 19, 2014, the EPA announced the first national regulations for the disposal of Coal Combustion Receivables from electric utilities and independent power producers under RCRA. On April 17, 2015, the EPA finalized these regulations under the solid waste provisions (Subtitle D) of RCRA and not the hazardous waste provisions (Subtitle C) which became effective on October 19, 2015. The EPA affirms in the preamble to the final rule that “this rule does not apply to Coal Combustion Receivables placed in active or abandoned underground or surface mines.” Instead, “the U.S. Department of Interior and the EPA will address the management of Coal Combustion Receivables in mine fills in a separate regulatory action(s).” On September 14, 2017, EPA stated its intention to reconsider certain Coal Combustion Receivables provisions. It is unclear whether this reconsideration will result in changes to the Coal Combustion Receivables regulations.
On November 3, 2015, the EPA published the final rule Effluent Limitations Guidelines and Standards (“ELG”), revising the regulations for the Steam Electric Power Generating category which became effective on January 4, 2016. The rule sets the first federal limits on the levels of toxic metals in wastewater that can be discharged from power plants, based on technology improvements in the steam electric power industry over the last three decades. On September 13, 2017, the EPA finalized a rule postponing certain compliance dates for specific waste streams subject to the effluent limitations for a period of two years.The combined effect of the Coal Combustion Receivables and ELG regulations has forced power generating companies to close existing ash ponds and will likely force the closure of certain older existing coal burning power plants that cannot comply with the new standards.

Surface Mining Control and Reclamation Act. The federal Surface Mining Control and Reclamation Act (“SMCRA”) establishes minimum national operational and reclamation standards for all surface mines as well as most aspects of underground mines. SMCRA requires that comprehensive environmental protection and reclamation standards be met during the course of and following completion of mining activities. Permits for all mining operations must be obtained from the U.S. Office of Surface Mining (“OSM”) or, where state regulatory agencies have adopted federally approved state programs under SMCRA, the appropriate state regulatory authority. States that operate federally approved state programs may impose standards which are more stringent than the requirements of SMCRA and OSM's regulations and in many instances have done so. The Pennsylvania Mining Complex is located in states which have achieved primary jurisdiction for enforcement of SMCRA through approved state programs. In addition, SMCRA imposes a reclamation fee on all current mining operations, the proceeds of which are deposited in the Abandoned Mine Reclamation Fund, which is used to restore unreclaimed and abandoned mine lands mined before 1977. The current per ton fee is $0.12 per ton for underground mined coal. This fee is currently scheduled to be in effect until September 30, 2021.
Federal and state laws require bonds to secure our obligations to reclaim lands used for mining and to satisfy other miscellaneous obligations. These bonds are provided by us and are typically renewable on a yearly basis. Surety bond costs have increased while the market terms of surety bonds have generally become less favorable. It is possible that surety-bond issuers may refuse to renew bonds or may demand additional collateral. Any failure by us to maintain, or our inability to acquire, surety bonds that are required by state and federal laws would have a material adverse effect on our ability to produce coal, which could adversely affect our business, financial condition, liquidity, results of operations and cash flows.
Excess Spoil, Coal Mine Waste, Diversions, and Buffer Zones for Perennial and Intermittent Streams. The OSM has issued final amendments to regulations concerning stream buffer zones, stream channel diversions, excess spoil, and coal mine waste to comply with an order issued by the U.S. District Court for the District of Columbia on February 20, 2014, which vacated the stream buffer zone rule that was published December 12, 2008. On July 27, 2015, the OSM published the proposed Stream Protection Rule (“SPR”). After much debate and thousands of comments, the final SPR was published by the OSM in the Federal Register on December 20, 2016. The final SPR requires the restoration of the physical form, hydrologic function, and ecological function of the segment of a perennial or intermittent stream that a permittee mines through. Additionally, it requires that the post-mining surface configuration of the reclaimed mine site include a drainage pattern, including ephemeral streams, similar to the pre-mining drainage pattern, with exceptions for stability, topographical changes, fish and wildlife habitat, etc. The rule also requires the establishment of a 100-foot-wide streamside vegetative corridor of native species (including riparian species, when appropriate) along each bank of any restored or permanently-diverted perennial, intermittent, or ephemeral stream. This rulemaking was nullified by Congress under the Congressional Review Act in February 2017.

Health and Safety Laws

Mine Safety. Legislative and regulatory changes have required us to purchase additional safety equipment, construct stronger seals to isolate mined out areas, and engage in additional training. We have also experienced more aggressive inspection protocols and with new regulations the volume of civil penalties has increased. Recent actions taken by federal and state governments include requiring:

•	the caching of additional supplies of self-contained self-rescuer devices underground;

•	the purchase and installation of electronic communication and personal tracking devices underground;

•	the purchase and installation of proximity detection devices on continuous miner machines;

•
the placement of refuge chambers, which are structures designed to provide refuge for groups of miners during a mine emergency when evacuation from the mine is not possible, which will provide breathable air for 96 hours;

•	the purchase of new fire resistant conveyor belting underground;

•	additional training and testing that creates the need to hire additional employees;

•	more stringent rock dusting requirements; and

•	the purchase of personal dust monitors for collecting respirable dust samples from certain miners.

On October 2, 2015, the MSHA published proposed rules for underground coal mining operations concerning proximity detection systems for coal hauling machines and scoops. The rulemaking record for this proposed rule was closed on December 15, 2016, but on January 9, 2017, MSHA published a notice reopening the record and extending the comment period for this proposed rule for 30 days. On January 15, 2015, MSHA published a final rule requiring underground coal mine operations to equip continuous mining machines, except full-face continuous mining machines, with proximity detection systems. The proximity detection system strengthens protection for miners by reducing the potential of pinning, crushing and striking hazards that result in accidents involving life-threatening injuries and death. The final rule became effective March 15, 2015 and included a phased in schedule for newly manufactured and in-service equipment.

In 2010, MSHA rolled out the “End Black Lung, Act Now” initiative. As a result, MSHA implemented a new final rule on August 1, 2014 to lower miners’ exposure to respirable coal mine dust including using the new Personal Dust Monitor technology. This final rule was implemented in three phases. The first phase began on August 1, 2014 and utilized the current gravimetric sampling device to take full shift dust samples from the current designated occupations and areas. It also required additional record keeping and immediate corrective action in the event of overexposure. The second phase began on February 1, 2016 and required additional sampling for designated and other occupations using the new continuous personal dust monitor (“CPDM”) technology, which provides real time dust exposure information to the miner. CPDM equipment was purchased and was placed into service which was required to meet compliance with the new rule. Dust Coordinators and Dust Technicians were hired in order to meet the staffing demand to manage compliance with the new rule. The final phase of the rule went into effect on August 1, 2016. The current respirable dust standard was reduced from 2.0 to 1.5mg/m3 for designated occupations and from 1.0 to 0.5mg/m3 for Part 90 Miners.

Black Lung Legislation. Under federal black lung benefits legislation, each coal mine operator is required to make payments of black lung benefits or contributions to:

•	current and former coal miners totally disabled from black lung disease;

•	certain survivors of miners who have died from black lung disease; and

•
a trust fund for the payment of benefits and medical expenses to claimants whose last mine employment was before January 1, 1970, where no responsible coal mine operator has been identified for claims (where a coal miner's last coal employment was after December 31, 1969), or where the responsible coal mine operator has defaulted on the payment of such benefits. The trust fund is funded by an excise tax on U.S. production of up to $1.10 per ton for deep mined coal and up to $0.55 per ton for surface-mined coal, neither amount to exceed 4.4% of the gross sales price.

The Patient Protection and Affordable Care Act (“PPACA”) of 2010 made two changes to the Federal Black Lung Benefits Act. First, it provided changes to the legal criteria used to assess and award claims by creating a legal presumption that miners are entitled to benefits if they have worked at least 15 years in underground coal mines, or in similar conditions, and suffer from a totally disabling lung disease. To rebut this presumption, a coal company would have to prove that a miner did not have black lung or that the disease was not caused by the miner's work. Second, it changed the law so black lung benefits will continue to be paid to dependent survivors when the miner passes away, regardless of the cause of the miner's death. The changes have increased the cost to us of complying with the Federal Black Lung Benefits Act. In addition to the federal legislation, we are also liable under various state statutes for our portion of black lung claims.

Other State and Local Laws Related to Our Coal Business

Ownership of Coal Rights. The Company acquires ownership or leasehold rights to coal properties prior to conducting operations on those properties. As is customary in the coal industry, we have generally conducted only a summary review of the title to coal rights that are not in our development plans, but which we believe we control. This summary review is conducted at the time of acquisition or as part of a review of our land records to determine control of coal rights. Given our experience as a coal producer, we believe we have a well-developed ownership position relating to our coal control. Prior to the commencement of development operations on coal properties, we conduct a thorough title examination and perform curative work with respect to significant defects. We generally will not commence operations on a property until we have cured any material title defects on such property. We are typically responsible for the cost of curing any title defects. We have completed title work on substantially all of our coal producing properties and believe that we have satisfactory title to our producing properties in accordance with standards generally accepted in the industry.
Permits

Environmental Proceedings. On September 4, 2017, the Pennsylvania Department of Environmental Protection (“DEP”) provided notice that it required additional time to review the technical merits of a prior permit submission (the “Application”) for continued longwall mining within the 4L panel under Polen Run at the Bailey Mine, in light of a recent Environmental Hearing Board (the “EHB”) decision, which is discussed further below. As a result, the longwall was idled at that time and workforce adjustments were made, pending further developments with the DEP and permit submission. This was the first time in the 35-year history of the Bailey Mine that a needed mining permit had not been received in a timely fashion.
As noted above, the DEP’s consideration of the Application related to part of an August 2017 EHB decision that impacts the application of DEP-required stream mitigation techniques, specifically the installation of synthetic stream-channel liner systems. The EHB is the quasi-judicial agency that hears appeals of DEP permitting decisions. The EHB decision held, in part, that the requirement to install a stream-channel liner system constituted impermissible pollution under applicable environmental laws. That determination had direct and specific implications for the Application with respect to undermining one particular stream,

Polen Run, in the panel for which the DEP was proposing to require the installation of the stream-channel liner system as a mitigation measure. The DEP requested alternative mitigation measures for consideration, which CNX supplied. Given the potential for a protracted review, CNX felt it prudent to temporarily idle the longwall and dismantle and relocate it to another panel where it held an operating permit.
To that end, on September 18, 2017, CNX issued a press release stating that the DEP was requiring additional time to evaluate the approval of the Application and that, as a result of this ongoing evaluation, CNX determined to move the longwall to another permitted panel in order to resume operations. The longwall was moved and resumed operations the first week of October 2017. CNX management implemented several measures to mitigate the production impact from this delay, including working additional unscheduled shifts as compared to the previous five and a half day schedule. Company management continued to take steps to mitigate the production impact from this delay and worked closely with the necessary agencies to obtain operating permits to allow for continuity of longwall mining operations. In November 2017, the DEP issued permitting authorizing revised longwall mining plans in the 5L Panel and longwall mining in Panels 6L through 8L.
The Application also sought authorization for continued longwall mining under the Polen Run stream in the Bailey Mine 5L Panel. Additionally, the Application has been revised to conform to the DEP’s interpretation of the August 2017 EHB decision. The Application proposes to conduct stream mitigation (grouting) through techniques approved by the DEP under existing permits. The Application remains under the DEP’s review with respect to longwall mining under the Polen Run stream in the Bailey Mine 5L panel.
The PAMC operates five total longwalls, with many of the approved permits as far out as ten years in advance.
Employees

At December 31, 2017, we had 1,692 employees. Currently, 24 CONSOL Marine Terminal employees are in negotiations for representation by a labor union or collective bargaining agreement.

Available Information

We maintain a website at www.consolenergy.com. We will make available, free of charge, on this website our future annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are available, electronically filed with, or furnished to the Securities and Exchange Commission (“SEC”), and are also available at the SEC’s website www.sec.gov. Apart from SEC filings, we also use our website to publish information which may be important to investors, such as presentations to analysts.

ITEM 1A.	Risk Factors
You should carefully consider the following risks and other information in this Annual Report on Form 10-K in evaluating us and our common stock. The risk factors generally have been separated into three groups: risks related to our business, risks related to the separation and risks related to our common stock and the securities market.
Any of the following risks could materially and adversely affect our financial condition, results of operations or cash flows. Our operations could be affected by various risks, many of which are beyond our control. Based on current information, we believe that the following list identifies the most significant risk factors that could affect our financial condition, results of operations or cash flows. There may be additional risks and uncertainties that adversely affect our financial condition, results of operations or cash flows in the future that are not presently known, are not currently believed to be material, or are not identified below because they are common to all businesses. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. For more information, see “Forward-Looking Statements.”
Risks Related to Our Business
Deterioration in the global economic conditions in any of the industries in which our customers operate, or a worldwide financial downturn, or negative credit market conditions may have a materially adverse effect on our liquidity, results of operations, cash flows, business and financial condition that we cannot predict.
Economic conditions in a number of industries in which our customers operate, such as electric power generation and steelmaking, substantially deteriorated in recent years and reduced the demand for coal. The general economic challenges for some of our customers continued in 2017 and the outlook is uncertain. In addition, liquidity is essential to our business and developing our assets. Renewed or continued weakness in the economic conditions of any of the industries we serve or are served by our customers could adversely affect our business, financial condition, results of operations, cash flows and liquidity in a number of ways. For example:

•	demand for electricity in the United States is impacted by industrial production, which if weakened would negatively impact the revenues, margins and profitability of our coal business;

•
demand for metallurgical coal depends on steel demand in the United States and globally, which, if weakened, would negatively impact the revenues, margins and profitability of our metallurgical coal business including our ability to sell our thermal coal as higher priced high volatile metallurgical coal;

•	the tightening of credit or lack of credit availability to our customers could adversely affect our ability to collect our trade receivables;

•
our ability to access the capital markets may be restricted at a time when we would like, or need, to raise capital for our business including for exploration and/or development of our coal reserves, or for strategic acquisitions of assets; and

•
a decline in our creditworthiness, which may require us to post letters of credit, cash collateral, or surety bonds to secure certain obligations, all of which would have an adverse effect on our liquidity.

Prices for coal are volatile and can fluctuate widely based upon a number of factors beyond our control including oversupply relative to the demand available for our coal, weather and the price and availability of alternative fuels. A substantial or extended decline in the prices we receive for our coal will adversely affect our business, results of operations, financial condition and cash flows.
Our financial results are significantly affected by the prices we receive for our coal and depend, in part, on the margins that we receive on sales of our coal. Our margins reflect the price we receive for our coal over our cost of producing and transporting our coal. Prices and quantities under our multi-year sales contracts are generally based on expectations of future coal prices at the time the contract is entered into, renewed, extended or re-opened. The expectation of future prices for coal depends upon many factors. In addition, demand can fluctuate widely due to a number of matters beyond our control, including:

•	the market price for coal;

•	changes in the consumption pattern of industrial consumers, electricity generators and residential end-users of electricity;

•
weather conditions in our markets which affect the demand for thermal coal (for example, the unusually warm 2015 - 2016 winter left utilities with large coal stockpiles and depressed the demand for thermal coal);

•	competition from other coal suppliers;

•	the price and availability of alternative fuels and sources for electricity generation, especially natural gas and renewable energy sources;

•	with respect to thermal coal, the price and availability of natural gas and the price and supply of imported liquefied natural gas;

•	technological advances affecting energy consumption;

•	the costs, availability and capacity of transportation infrastructure;

•	overall domestic and global economic conditions, including the supply of and demand for domestic and foreign coal;

•
international developments impacting supply of metallurgical coal, including supply side reforms promulgated in China, and continued expected growth in demand for seaborne metallurgical coal in India; and

•
the impact of domestic and foreign governmental laws and regulations, including environmental and climate change regulations and regulations affecting the coal mining industry and coal-fired power plants, and delays in the receipt of, failure to receive, failure to maintain or revocation of necessary governmental permits.

The coal industry also faces concerns with respect to oversupply from time to time. For example, abnormally mild winter weather caused U.S. power plant coal stockpiles to reach 196 million tons at the end of December 2015, putting them 44 million tons (29%) above the previous year-end total. Immediately thereafter, U.S. coal exports decreased by 32% during the first half of 2016 compared with the first half of 2015, as global supply exceeded demand for both thermal and metallurgical coal. These factors impacted overall demand and pricing for U.S. coals, contributing to a 19% decline in U.S. coal production from 2015 to 2016. The domestic and international supply-demand fundamentals for coal became more balanced in 2017 versus 2016, as domestic power plant coal inventories were reduced to 143 million tons, or 27 million tons below year-ago levels, as of the end of November 2017, and U.S. coal exports were up by 67% in January-November 2017 versus the same period in 2016. As a result, our average sales price per ton sold increased by 5% from 2016 to 2017, after having fallen by 23% from 2015 to 2016. Although these latest results suggest that prices for our product have begun to rebound, a substantial or extended decline in the prices we receive for our coal could adversely affect our business, results of operations, financial condition, cash flows and liquidity.
Foreign currency fluctuations could adversely affect the competitiveness of our coal abroad.
We compete in international markets against coal produced in other countries. Coal is sold internationally in U.S. dollars and, as a result, general economic conditions in foreign markets and changes in foreign currency exchange rates may provide our foreign competitors with a competitive advantage. As a result, mining costs in competing producing countries may be reduced in U.S. dollar terms based on currency exchange rates, providing an advantage to foreign coal producers. If our competitors’ currencies decline against the U.S. dollar or against our foreign customers’ local currencies, those competitors may be able to offer lower prices for coal to our customers. Furthermore, if the currencies of our overseas customers were to significantly decline in value in comparison to the U.S. dollar, those customers may seek decreased prices for the coal we sell to them. Consequently, currency fluctuations could adversely affect the competitiveness of our products in international markets, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Any significant downtime of our major pieces of mining equipment, including our central preparation plant, could impair our ability to supply coal to our customers and materially and adversely affect our results of operations.
We depend on several major pieces of mining equipment to produce and transport our coal, including, but not limited to, longwall mining systems, continuous mining units, our central preparation plant and related facilities, conveyors and transloading facilities. If any of these pieces of equipment or facilities suffered major damage or were destroyed by fire, abnormal wear, flooding, incorrect operation or otherwise, we may be unable to replace or repair them in a timely manner or at a reasonable cost, which would impact our ability to produce and transport coal and materially and adversely affect our business, results of operations, financial condition and cash flows.
All of the coal from our mines is processed at a single, central-preparation plant and loaded on to rail cars using a dual-batch train loadout facility. If either of our central preparation plant or train loadout facility suffers extended downtime, including from major damage, or is destroyed, our ability to process and deliver coal to our customers would be materially impacted, which would materially adversely affect our business, results of operations, financial condition, and cash flows.
If our coal customers do not extend existing contracts or do not enter into new multi-year coal sales contracts on favorable terms, profitability of our operations could be adversely affected.
During the year ended December 31, 2017, approximately 68% of the coal the Company produced was sold under multi-year sales contracts. If a substantial portion of our multi-year sales contracts are modified or terminated, if force majeure is exercised, or if we are unable to replace or extend the contracts or new contracts are priced at lower levels, our profitability would be adversely affected. In addition, if customers refuse to accept shipments of our coal for which they have existing contractual obligations, our revenues will decrease and we may have to reduce production at our mines until such customers honor their contractual obligations and begin accepting shipments of our coal again.
The profitability of our multi-year sales coal supply contracts depends on a variety of factors, which vary from contract to contract and fluctuate during the contract term, including our production costs and other factors. Price changes, if any, provided in long-

term supply contracts may not reflect our cost increases, and therefore, increases in our costs may reduce our profit margins. In addition, during periods of declining market prices, provisions in our long-term coal contracts for adjustment or renegotiation of prices and other provisions may increase our exposure to short-term coal price and electric power price volatility. As a result, we may not be able to obtain long-term agreements at favorable prices compared to either market conditions, as they may change from time to time, or our cost structure, which may reduce our profitability.
The loss of, or significant reduction in, purchases by our largest coal customers or the failure of any of our customers to buy and pay for coal they committed to purchase could adversely affect our business, financial condition, results of operations and cash flows.
We derive a significant portion of our revenues from two customers: Duke Energy and XCoal. For the year ended December 31, 2017, Duke Energy and XCoal each accounted for over 10% of our total coal sales revenue and aggregated approximately 31% of our coal sales in fiscal year 2017. At January 1, 2018, we had nine coal supply agreements with Duke Energy and XCoal that expire at various times in 2018 and 2019. There are inherent risks whenever a significant percentage of total revenues are concentrated with a limited number of customers. Revenues from our largest customers may fluctuate from time to time based on numerous factors, including market conditions, which may be outside of our control. If any of our largest customers experience declining revenues due to market, economic or competitive conditions, we could be pressured to reduce the prices that we charge for our coal, which could have an adverse effect on our margins, profitability, cash flows and financial position. Additionally, one of our customers is currently under bankruptcy protection, and, thus, may be unable to purchase coal from us at the same levels it did prior to entering into bankruptcy protection. If any customers were to significantly reduce their purchases of coal from us, including by failing to buy and pay for coal they committed to purchase in sales contracts, our business, financial condition, results of operations and cash flows could be adversely affected.
Our ability to collect payments from our customers could be impaired if their creditworthiness declines or if they fail to honor their contracts with us.
Our ability to receive payment for coal sold and delivered depends on the continued creditworthiness of our customers. Many utilities have sold their power plants to non-regulated affiliates or third parties that may be less creditworthy, thereby increasing the risk we bear with respect to payment default. These new power plant owners may have credit ratings that are below investment grade. In addition, some of our customers have been adversely affected by the current industry downturn, which may impact their ability to fulfill their contractual obligations. Competition with other coal suppliers could force us to extend credit to customers and on terms that could increase the risk we bear with respect to payment default. We also have contracts to supply coal to energy trading and brokering customers under which those customers sell coal to end users. If the creditworthiness of our energy trading and brokering customers declines, we may not be able to collect payment for all coal sold and delivered to these customers. If the creditworthiness of our customers declines significantly, our business could be adversely affected. In addition, if customers refuse to accept shipments of our coal for which they have an existing contractual obligation, our revenues will decrease and we may have to reduce production at our mines until our customers’ contractual obligations are honored. Our inability to collect payment from counterparties to our sales contracts may have a materially adverse effect on our business, financial condition, results of operations and cash flows.
Our inability to acquire additional coal reserves that are economically recoverable may have a material adverse effect on our future profitability.
Our profitability depends substantially on our ability to mine, in a cost-effective manner, coal reserves that possess the quality characteristics that our customers desire. Because our reserves decline as we mine our coal, our future profitability depends upon our ability to acquire additional coal reserves that are economically recoverable to replace the reserves we produce. If we fail to acquire or develop sufficient additional reserves over the long term to replace the reserves depleted by our production, our existing reserves will eventually be depleted, which may have a material adverse effect on our business, financial condition, results of operations and cash flows.
Decreases in demand for electricity and changes in coal consumption patterns of U.S. electric power generators could adversely affect our business.
Our business is closely linked to domestic demand for electricity, and any changes in coal consumption by U.S. electric power generators would likely impact our business over the long term. According to the EIA, in 2017, the domestic electric power sector accounted for approximately 93% of total U.S. coal consumption. In 2017, the Pennsylvania Mining Complex sold approximately 65% of its coal to U.S. electric power generators, and we have annual or multi-year contracts in place with these electric power generators for a significant portion of our future production. The amount of coal consumed by the electric power generation industry is affected by, among other things:

•	general economic conditions, particularly those affecting industrial electric power demand, such as a downturn in the U.S. economy and financial markets;

•	overall demand for electricity;

•
indirect competition from alternative fuel sources for power generation, such as natural gas, fuel oil, nuclear, hydroelectric, wind and solar power, and the location, availability, quality and price of those alternative fuel sources;

•	environmental and other governmental regulations, including those impacting coal-fired power plants; and

•	energy conservation efforts and related governmental policies.
For example, the relatively recent low price of natural gas has resulted, in some instances, in domestic electric power generators increasing natural gas consumption while decreasing coal consumption. Federal and state mandates for increased use of electricity derived from renewable energy sources could affect demand for our coal. Such mandates, combined with other incentives to use renewable energy sources, such as tax credits, could make alternative fuel sources more competitive with coal. A decrease in coal consumption by the electric power generation industry could adversely affect the price of coal, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
According to the EIA, although electricity demand fell in only three years between 1950 and 2007, it declined in five of the eight years between 2008 and 2015. The largest drop in electricity demand occurred in 2009, primarily as the result of the steep economic downturn from late 2007 through 2009, which led to a large drop in electricity sales in the industrial sector. Other factors, such as efficiency improvements associated with new appliance standards in the buildings sectors and overall improvement in the efficiency of technologies powered by electricity, have slowed electricity demand growth and may contribute to slower growth in the future, even as the U.S. economy continues its recovery. Further decreases in the demand for electricity, such as decreases that could be caused by a worsening of current economic conditions, a prolonged economic recession or other similar events, could have a material adverse effect on the demand for coal and on our business over the long term.
Changes in the coal industry that affect our customers, such as those caused by decreased electricity demand and increased competition, could also adversely affect our business. Indirect competition from natural gas-fired plants that are relatively more efficient, less expensive to construct and less difficult to permit than coal-fired plants has the most potential to displace a significant amount of coal-fired electric power generation in the near term, particularly from older, less efficient coal-fired powered generators. For example, according to the EIA, installed U.S. natural gas-fired net summer generating capacity increased by about 7 gigawatts from 2014-2015, while installed coal-fired net summer generating capacity decreased by about 19 gigawatts over the same period. Additionally, there are currently no new coal-fired plants under construction in the United States and there is no guarantee that new coal-fired power plants will be constructed in the United States. If no new coal-fired power plants are constructed in the United States, the Company could be forced to rely more heavily on foreign customers to purchase its coal. Finally, uncertainty caused by federal and state regulations could cause coal customers to be uncertain of their coal requirements in future years, which could adversely affect our ability to sell coal to our customers under multi-year sales contracts.
The availability and reliability of transportation facilities and fluctuations in transportation costs could affect the demand for our coal, and any significant damage to the CONSOL Marine Terminal that impacts its use could impair our ability to supply coal to our customers.
Transportation logistics play an important role in allowing us to supply coal to our customers. Any significant delays, interruptions or other limitations on the ability to transport our coal could negatively affect our operations. Our coal is transported from the Pennsylvania Mining Complex by rail, truck or a combination of these methods. To reach markets and end customers, our coal may also be transported by barge or by ocean vessels loaded at terminals, including our CONSOL Marine Terminal. Disruption of transportation services because of weather-related problems, strikes, lock-outs, terrorism, governmental regulation, third-party action or other events could temporarily impair our ability to supply coal to customers and adversely affect our profitability. In addition, transportation costs represent a significant portion of the delivered cost of coal and, as a result, the cost of delivery is a critical factor in a customer’s purchasing decision. Increases in transportation costs, including increases resulting from emission control requirements and fluctuation in the price of diesel fuel and demurrage, could make our coal less competitive. Any disruption of the transportation services we use or increase in transportation costs could have a materially adverse effect on our business, financial condition, results of operations and cash flows. Disruption in shipment levels over longer periods of time at the CONSOL Marine Terminal could cause our customers to look to other sources for their coal needs, negatively affecting our revenues and results of operations.
Competition within the coal industry may adversely affect our ability to sell coal. Increased competition or a loss of our competitive position could adversely affect our sales of, or our prices for, our coal, which could impair our profitability.
We compete with other producers primarily on the basis of price, coal quality, transportation costs and reliability of delivery. We compete with coal producers in various regions of the United States and with some foreign coal producers for domestic sales primarily to electric power generators. We also compete with both domestic and foreign coal producers for sales in international markets. Demand for our coal by our principal customers is affected by the delivered price of competing coals, other fuel supplies and alternative generating sources, including nuclear, natural gas, oil and renewable energy sources, such as hydroelectric, wind and solar power.
We sell coal to foreign electricity generators and to the more specialized metallurgical coal market, both of which are significantly affected by international demand and competition. Competition from other producers may or may not adversely affect us in the future. The coal industry has experienced consolidation in recent years, including consolidation among some of our major competitors. As a result, a substantial portion of coal production is from companies that have significantly greater resources than we do. Current or further consolidation in the coal industry or current or future bankruptcy proceedings of coal competitors may or may not adversely affect us. In addition, increases in coal prices could encourage existing producers to expand capacity or could encourage new producers to enter the market. If overcapacity results, the prices of and demand for our coal could significantly decline, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In addition, we face competition from foreign producers that sell their coal in the export market. Potential changes to international trade agreements, trade concessions or other political and economic arrangements may benefit coal producers operating in countries other than the United States. We may be adversely impacted on the basis of price or other factors with companies that in the future may benefit from favorable foreign trade policies or other arrangements.
The characteristics of coal may make it costly for electric power generators and other coal users to comply with various environmental standards regarding the emissions of impurities released when coal is burned which could cause utilities to replace coal-fired power plants with alternative fuels. In addition, various incentives have been proposed to encourage the generation of electricity from renewable energy sources. A reduction in the use of coal for electric power generation could decrease the volume of our domestic coal sales and adversely affect our results of operations.
Coal contains impurities, including sulfur, mercury, chlorine and other elements or compounds, many of which are released into the air along with fine particulate matter and carbon dioxide when it is burned. Complying with regulations on these emissions can be costly for electric power generators. For example, in order to meet the federal Clean Air Act limits for sulfur dioxide emissions from electric power plants, coal users will need to install scrubbers, use sulfur dioxide emission allowances (some of which they may purchase) or switch to other fuels. Each option has limitations. Lower sulfur coal may be more costly to purchase on an energy basis than higher sulfur coal depending on mining and transportation costs. The cost of installing scrubbers is significant and emission allowances may become more expensive as their availability declines. Switching to other fuels may require expensive modification of existing plants. Because higher sulfur coal currently accounts for a significant portion of our sales, the extent to which electric power generators switch to alternative fuel could materially affect us. Recent EPA rulemaking proceedings requiring additional reductions in permissible emission levels of impurities by coal-fired plants will likely make it more costly to operate coal-fired electric power plants and may make coal a less attractive fuel alternative for electric power generation in the future. Examples are (i) implementation of the Cross-State Air Pollution Rule to require reductions of seasonal nitrogen oxides emissions from power plants in the eastern United States to address ozone pollution; and (ii) the Utility Maximum Achievable Control Technology rule, better known as the Mercury and Air Toxics Standard rule, which included more stringent new source performance standards for particulate matter, mercury, sulfur dioxide and nitrogen oxides, for new and existing coal-fired power plants. The rule was rejected by the U.S. Supreme Court on June 29, 2015 and sent back to the D.C. Circuit Court to determine whether to remand and allow the EPA to address the rule’s deficiencies or to vacate and nullify the rule; nevertheless most coal-fired electric power generators have already taken steps to comply with the rule. On April 18, 2017 the EPA asked the Court to delay arguments over MATS to allow the Trump Administration time to fully review the findings. On April 21, 2017, the Court granted the requested stay.
Apart from actual and potential regulation of emissions, water use, waste water discharge and solid waste management from coal-fired plants, state and federal mandates for increased use of electricity from renewable energy sources could have an impact on the market for our coal. Several states have enacted legislative mandates requiring electricity suppliers to use renewable energy sources to generate a certain percentage of power. There have been numerous proposals to establish a similar uniform, national standard although none of these proposals have been enacted to date. Possible advances in technologies and incentives, such as tax credits, to enhance the economics of renewable energy sources could make these sources more competitive with coal. Any reductions in the amount of coal consumed by domestic electric power generators as a result of current or new standards for the emission of impurities or incentives to switch to alternative fuels or renewable energy sources could reduce the demand for our coal, thereby reducing our revenues and adversely affecting our business and results of operations.

Regulation of greenhouse gas emissions may increase our operating costs and reduce the value of our coal assets and such regulation, as well as uncertainty concerning such regulation could adversely impact the market for coal, as well as for our securities.
While climate change legislation in the U.S. is unlikely in the next several years, the issue of global climate change continues to attract considerable public and scientific attention with widespread concern about the impacts of human activity, especially the emissions of GHGs such as carbon dioxide and methane. Combustion of fossil fuels, such as the coal we produce, results in the creation of carbon dioxide emissions into the atmosphere by coal end-users, such as coal-fired electric power generation plants. Numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government that are intended to limit emissions of GHGs. Several states have already adopted measures requiring reduction of GHGs within state boundaries. Other states have elected to participate in voluntary regional cap-and-trade programs like the Regional Greenhouse Gas Initiative in the northeastern U.S. Additionally, increasing attention to climate change risk has resulted in an increased possibility of governmental investigations and, potentially, private litigation against the Company.
The Obama Administration laid out the Climate Action Plan to limit emissions of CO2 from coal-fired and natural gas-fired power plants. The EPA proposed numerous regulatory actions to address CO2, including New Source Performance Standards for CO2 from both new power plants and existing and modified/reconstructed power plants. The agency’s CPP Rule, which went into effect on December 22, 2015, set state-specific rate-based goals for CO2 emissions from existing fossil fuel-fired electric generating units, and created emission guidelines for states to follow in developing plans to address greenhouse gas emissions from existing fossil fuel-fired electric generating units. Numerous petitions challenging the CPP Rule were consolidated into one case, West Virginia v. EPA. While the litigation was still ongoing at the circuit court level, a mid-litigation application to the Supreme Court resulted in a stay of the CPP Rule. On September 27, 2016, an en banc panel of the U.S. Court of Appeals for the D.C. Circuit heard oral arguments in the case. The decision, originally expected in early 2017, has been stayed as a result of a March 28, 2017 executive order directing the EPA to begin the process of reviewing and possibly rescinding the CPP Rule. The EPA filed a motion and the motion was granted by the U.S. Court of Appeals for the D.C. Circuit requesting the stay while the EPA conducts their review of the CPP Rule. If the review does not result in any rule changes, the U.S. Court of Appeals for the D.C. Circuit will rule on the legality of the CPP Rule. On October 16, 2017, the EPA proposed a new rule which, if finalized, would rescind the CPP Rule.
The current Administration’s executive order promoting energy independence and economic growth issued on March 28, 2017 requires the review of existing regulations that potentially burden the development or use of domestically produced energy resources. The review of existing regulations may not result in any changes and any changes made to existing regulations may not produce the intended favorable results desired by the new Administration. The executive order also directed the Council on Environmental Quality to rescind its final guidance entitled, “Final Guidance for Federal Departments and Agencies on Consideration of Greenhouse Gas Emissions and the Effects of Climate Change in National Environmental Policy Act (NEPA) Reviews.” The guidance previously directed agencies to consider proposed actions and their effects on climate change (GHG emissions would have been a key indicator being assessed under any NEPA review). Such review considerations may have created additional delays or costs in any NEPA review processes for energy producers and generators and may have prevented the acquisition of any necessary federal approvals for energy producers and generators.
Internationally, the Kyoto Protocol, which set binding emission targets for developed countries (which was not ratified by the United States) was nominally extended past its expiration date of December 2012 with a requirement for a new legal construct to be put into place by 2015. In December 2015, the United Nations Climate Change Conference was held and an agreement was reached between the countries participating in the conference, including the United States, to limit global warming to less than 2 degrees Celsius (3.6° Fahrenheit) compared to pre-industrial levels. This agreement, known as the Paris Agreement, calls for zero net anthropogenic greenhouse gas emission to be reached during the second half of the 21st century. Each party is to prepare a plan on its contributions to reach this goal; each plan is to be filed in a publicly available registry. The Paris Agreement does not create any binding obligations for nations to limit their GHG emissions but rather includes pledges to voluntarily limit or reduce future emissions. Although the United States became a party to the Paris Agreement in April 2016, the current Administration subsequently terminated its participation in June 2017. However, the Paris Agreement stipulates that participating countries must wait four years before withdrawing from the agreement.
Additionally, coalbed methane must be expelled from our underground coal mines for mining safety reasons and is vented into the atmosphere when the coal is mined. If regulation of GHG emissions does not exempt the release of coalbed methane, we may have to further reduce our methane emissions, pay higher taxes, incur costs to purchase credits that permit us to continue operations as they now exist at our underground coal mines or perhaps curtail coal production. In 2010, the EPA declined a petition to regulate methane emissions from coal mines, and on May 13, 2014 the U.S. Court of Appeals upheld the EPA’s denial of the petition.

Apart from governmental regulation, investment banks based both domestically and internationally have announced that they have adopted climate change guidelines for lenders. The guidelines require the evaluation of carbon risks in the financing of electric power generation plants which may make it more difficult for utilities to obtain financing for coal-fired plants.
Adoption of comprehensive legislation or regulation focusing on GHG emission reductions for the United States or other countries where we sell coal, or the inability of utilities to obtain financing in connection with coal-fired plants, may make it more costly to operate fossil fuel fired (especially coal-fired) electric power generation plants and make fossil fuels less attractive for electric utility power plants in the future. Depending on the nature of the regulation or legislation, natural gas-fueled power generation could become more economically attractive than coal-fueled power generation. Apart from actual regulation, uncertainty over the extent of regulation of GHG emissions may inhibit utilities from investing in the building of new coal-fired plants to replace older plants or investing in the upgrading of existing coal-fired plants. Any reduction or substantial delay in the amount of coal consumed by domestic electric power generators as a result of actual or potential regulation of greenhouse gas emissions could decrease demand for our fossil fuels, thereby reducing our revenues and materially and adversely affecting our business and results of operations. Our customers may also have to invest in carbon dioxide capture and storage technologies in order to burn coal and comply with future GHG emission standards.
In addition, there have also been efforts in recent years affecting the investment community, including investment advisers, sovereign wealth funds, public pension funds, universities and other groups, promoting the divestment of fossil fuel equities and also pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. The impact of such efforts may adversely affect the demand for and price of securities issued by us, and impact our access to the capital and financial markets.
Environmental regulations introduce uncertainty that could adversely impact the market for coal with potential short and long-term liabilities.
The Company utilizes certain pipelines in connection with its coal businesses. Mitigation permits from the Army Corps of Engineers are typically required for certain impacts these pipelines cause to streams and wetlands. On June 29, 2015 the EPA promulgated a proposed rule called Definition of ‘Waters of the United States’ Under the Clean Water Act. The rule expanded the scope of the CWA to include previously non-jurisdictional streams, wetlands, and waters, making these areas jurisdictional inter-coastal waters of the U.S. On August 27, 2015, the District Court of North Dakota blocked implementation of the rule in 13 states prior to the rule’s effective date of August 28, 2015. On October 9, 2015, the Court of Appeals for the Sixth Circuit blocked implementation of the rule nationwide. On February 28, 2017, Presidential Executive Order on Restoring the Rule of Law, Federalism, and Economic Growth by reviewing the ‘Waters of the United States’ Rule was issued. In response, on June 27, 2017, the EPA, Department of the Army, and the Army Corps of Engineers issued a rule proposing to re-codify the definition of waters of the United States to the text that existed prior to the 2015 Clean Water Rule. The proposed rule provides certainty in the interim period until a subsequent rulemaking on the definition of waters of the United States can be finalized. On January 22, 2018, the U.S. Supreme Court ruled that challenges to the rule are properly heard by federal district courts and not federal courts of appeal. This decision implicates the nationwide injunction previously enacted by the Sixth Circuit, but has no impact on the current Administration’s efforts to replace the rulemaking.
Management and regulation of point source discharges covered under the National Pollutant Discharge Eliminations System (“NPDES”) of the CWA have undergone recent changes and proposed changes at both the state and federal level that have the potential to affect the long-term treatment and discharge of water from coal mines. CWA section 304(b) requires the EPA to annually review and, if appropriate, revise Effluent Guidelines. States are required by the CWA to conduct a comprehensive review of the state water quality standards every three years. On December 23, 2016, the EPA published a draft Field-Based Methods for Developing Aquatic Life Criteria for Specific Conductivity, which could impact NPDES permits with conductivity limits. However, this draft document is also under review pursuant to Executive Order 13783.

Our business involves many hazards and operating risks, some of which may not be fully covered by insurance. The occurrence of a significant accident or other event that is not fully insured could curtail our operations and have a material adverse effect on our results of operations, financial condition and cash flows.

Our coal mining operations are underground mines. Underground mining and related processing activities present inherent risks of injury to persons and damage to property and equipment. Our mines are subject to a number of operating risks that could disrupt operations, decrease production and increase the cost of mining at particular mines for varying lengths of time thereby adversely affecting our operating results. In addition, if an operating risk occurs in our mining operations, we may not be able to produce sufficient amounts of coal to deliver under our multi-year coal contracts. Our inability to satisfy contractual obligations could result in our customers initiating claims against us or canceling their contracts. The operating risks that may have a significant impact on our coal operations include:

•	variations in thickness of the layer, or seam, of coal;

•
adverse geological conditions, including amounts of rock and other natural materials intruding into the coal seam that could affect the stability of the roof and the side walls of the mine - for example, unit costs were negatively impacted in 2017 and 2016 due to adverse geological conditions at Enlow Fork Mine, primarily related to sandstone intrusions, which resulted in reduced coal production at that mine;

•	environmental hazards;

•	equipment failures or unexpected maintenance problems;

•	fires or explosions, including as a result of methane, coal, coal dust or other explosive materials and/or other accidents;

•	inclement or hazardous weather conditions and natural disasters or other force majeure events;

•	seismic activities, ground failures, rock bursts or structural cave-ins or slides;

•	delays in moving our longwall equipment;

•	railroad derailments;

•	security breaches or terroristic acts; and

•	other hazards that could also result in personal injury and loss of life, pollution and suspension of operations.

The occurrence of any of these risks at our coal mining operations could adversely affect our ability to conduct our operations or result in substantial loss to us as a result of claims for:

•	personal injury or loss of life;

•	damage to and destruction of property, natural resources and equipment, including our coal properties and our coal production or transportation facilities;

•	pollution and other environmental damage to our properties or the properties of others;

•	potential legal liability and monetary losses;

•	regulatory investigations and penalties;

•	suspension of our operations; and

•	repair and remediation costs.

In addition, the occurrence of any of these events in our coal mining operations which prevents our delivery of coal to a customer and which is not excusable as a force majeure event under our coal sales agreement, could result in economic penalties, suspension or cancellation of shipments or ultimately termination of the coal sales agreement.
Although we maintain insurance for a number of risks and hazards, we may not be insured or fully insured against the losses or liabilities that could arise from a significant accident in our coal operations. We may elect not to obtain insurance for any or all of these risks if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. Moreover, a significant mine accident could potentially cause a mine shutdown. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In addition, if any of the foregoing changes, conditions or events occurs and is not excusable as a force majeure event, any resulting failure on our part to deliver coal to the purchaser under our contracts could result in economic penalties, suspension or cancellation of shipments or ultimately termination of the agreement, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

All of our mines are part of a single mining complex and are exclusively located in the Northern Appalachian Basin, making us vulnerable to risks associated with operating in a single geographic area.

All of our operations are conducted at a single mining complex located in the Northern Appalachian Basin in southwestern Pennsylvania. The geographic concentration of our operations at the Pennsylvania Mining Complex may disproportionately expose us to disruptions in our operations if the region experiences adverse conditions or events, including severe weather, transportation capacity constraints, constraints on the availability of required equipment, facilities, personnel or services, significant governmental regulation or natural disasters. If any of these factors were to impact the Northern Appalachian Basin more than other coal producing regions, our business, financial condition and results of operations and cash flows will be adversely affected relative to other mining companies that have a more geographically diversified asset portfolio.

Our mines are located in areas containing oil and natural gas shale plays, which may require us to coordinate our operations with oil and natural gas drillers.

All of our coal reserves are in areas containing shale oil and natural gas plays, including the Marcellus Shale, which are currently the subject of substantial exploration for oil and natural gas, particularly by horizontal drilling. If we have received a permit for our mining activities, then while we will have to coordinate our mining with such oil and natural gas drillers, our mining activities will have priority over any oil and natural gas drillers with respect to the land covered by our permit. For reserves outside of our permits, we engage in discussions with drilling companies on potential areas on which they can drill that may have a minimal effect on our mine plan. If a well is in the path of our mining for coal on land that has not yet been permitted for our mining activities, we may not be able to mine through the well unless we purchase it. Although in the past we have purchased vertical wells, the cost of purchasing a producing horizontal well could be substantially greater than that of a vertical well. Horizontal wells with multiple laterals extending from the well pad may access larger oil and natural gas reserves than a vertical well, which would typically result in a higher cost to acquire. The cost associated with purchasing oil and natural gas wells that are in the path of our coal mining activities may make mining through those wells uneconomical, thereby effectively causing a loss of significant portions of our coal reserves, which could materially and adversely affect our business, financial condition, results of operations and cash flows.

To maintain and grow our business, we will be required to make substantial capital expenditures. If we are unable to obtain needed capital or financing on satisfactory terms, our financial leverage could increase.

In order to maintain and grow our business, we will need to make substantial capital expenditures to fund our share of capital expenditures associated with our mines. Maintaining and expanding mines and infrastructure is capital intensive. Specifically, the exploration, permitting and development of coal reserves, mining costs, the maintenance of machinery and equipment and compliance with applicable laws and regulations require substantial capital expenditures. While a significant amount of the capital expenditures required to build out our mining infrastructure has been spent, we must continue to invest capital to maintain or to increase our production. Decisions to increase our production levels could also affect our capital needs. Our production levels may decrease or may not be able or generate sufficient cash flow, or we may not have access to sufficient financing to continue our production, exploration, permitting and development activities at or above our present levels, and we may be required to defer all or a portion of our capital expenditures. If we do not make sufficient or effective capital expenditures, we will be unable to maintain and grow our business. To fund our capital expenditures, we will be required to use cash from our operations, incur debt or sell additional equity securities. Our ability to obtain bank financing or our ability to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering and the covenants in our existing debt agreements, as well as by general economic conditions, contingencies and uncertainties that are beyond our control. In addition, incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional equity securities may result in significant stockholder dilution.
We may not be able to obtain equipment, parts and raw materials in a timely manner, in sufficient quantities or at reasonable costs to support our coal mining operations.
Coal mining consumes large quantities of commodities including steel, copper, rubber products and liquid fuels and requires the use of capital equipment. Some commodities, such as steel, are needed to comply with roof control plans required by regulation. The prices we pay for commodities and capital equipment are strongly impacted by the global market. A rapid or significant increase in the costs of commodities or capital equipment we use in our operations could impact our mining operations costs because we may have a limited ability to negotiate lower prices, and, in some cases, may not have a ready substitute.
We use equipment in our coal mining and transportation operations such as continuous mining units, conveyors, shuttle cars, rail cars, locomotives, roof bolters, shearers and shields. We procure this equipment from a concentrated group of suppliers, and obtaining this equipment often involves long lead times. Occasionally, demand for such equipment by mining companies can be high and some types of equipment may be in short supply. Delays in receiving or shortages of this equipment, as well as the raw materials used in the manufacturing of supplies and mining equipment, which, in some cases, do not have ready substitutes, or the cancellation of our supply contracts under which we obtain equipment and other consumables, could limit our ability to obtain these supplies or equipment. In addition, if any of our suppliers experiences an adverse event, or decides to no longer do business with us, we may be unable to obtain sufficient equipment and raw materials in a timely manner or at a reasonable price to allow us to meet our production goals and our revenues may be adversely impacted. We use considerable quantities of steel in the mining process. If the price of steel or other materials increases substantially or if the value of the U.S. dollar declines relative to foreign currencies with respect to certain imported supplies or other products, our operating expenses could increase. Any of the foregoing events could materially and adversely impact our business, financial condition, results of operations or cash flows.
We must obtain, maintain and renew governmental permits and approvals which if we cannot obtain in a timely manner would reduce our production, cash flow and results of operations.
Our coal production is dependent on our ability to obtain various federal and state permits and approvals to mine our coal reserves. The permitting rules, and the interpretations of these rules, are complex, change frequently and are often subject to discretionary interpretations by regulators. The EPA also has the authority to veto permits issued by the Army Corps of Engineers under the

Clean Water Act’s Section 404 program that prohibits the discharge of dredged or fill material into regulated waters without a permit. In addition, the public, including non-governmental organizations and individuals, have certain statutory rights to comment upon and otherwise impact the permitting process, including through court intervention. The pace with which the government issues permits needed for new operations and/or for on-going operations to continue mining continues to pose significant negative effects. Further, in 2011 the EPA revoked an Army Corps of Engineers issued Section 404 permit to a coal mining operator. Following the U.S. Supreme Court’s refusal in March 2012 to hear an appeal from the D.C. Circuit Court’s ruling upholding the EPA’s power to revoke a permit, in September 2014 the U.S. Court of Appeals upheld the EPA’s action to revoke the permit. In addition, in July 2014 the D.C Circuit reversed a lower court’s decision and affirmed the EPA’s authority to adopt the Enhanced Coordination Process governing coordination with the Army Corps of Engineers in the processing of CWA permits. The Court also rejected challenges to EPA’s 2012 “Final Guidance” document regarding appropriate permit conditions, namely those affecting acceptable conductivity limits (e.g., acceptable ionic strength to support aquatic life). However, the Court left it up to the states on whether to adopt the guideline recommendations when issuing final NPDES permits. This decision has left coal mining permits in some degree of uncertainty as to whether the EPA will concur with a state’s draft permit conditions should they not contain specified limits regarding conductivity, further increasing operational uncertainty and costs.
Existing and future government laws, regulations and other legal requirements relating to protection of the environment, and others that govern our business may increase our costs of doing business for coal and may restrict our coal operations.
We are subject to laws, regulations and other legal requirements enacted or adopted by federal, state and local authorities, as well as foreign authorities relating to protection of the environment. These include those legal requirements that govern discharges of substances into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, groundwater quality and availability, threatened and endangered plant and wildlife protection, reclamation and restoration of mining properties after mining is completed, the installation of various safety equipment in our mines, remediation of impacts of surface subsidence from underground mining, and work practices related to employee health and safety. Complying with these requirements, including the terms of our permits, has had, and will continue to have, a significant effect on our costs of operations and competitive position.
In addition, there is the possibility that we could incur substantial costs as a result of violations under environmental laws. Any additional laws, regulations and other legal requirements enacted or adopted by federal, state and local authorities, as well as foreign authorities or new interpretations of existing legal requirements by regulatory bodies relating to the protection of the environment could further affect our costs of operations and competitive position. The Clean Water Act is being used by opponents of mountain top removal mining as a means to challenge permits and bring citizen suits to make coal mining more expensive. At CONSOL Energy's subsidiary Fola Coal Company, LLC (“Fola”), nine citizen suits have been filed challenging water discharge permits. Fola retained liability for six of these suits, and was indemnified from the remaining 3 suits in accordance with the 2016 sale of Fola's assets to Southeastern Land, LLC. Of the six suits retained by Fola, one was dismissed, two were settled, and a federal court has issued liability rulings in the three remaining suits. Fola expects that any financial liability arising from these suits will not have a material impact on its, or the Company’s results of operations, financial position and cash flows.
Our mines are subject to stringent federal and state safety regulations that increase our cost of doing business at active operations and may place restrictions on our methods of operation. In addition, government inspectors, under certain circumstances, have the ability to order our operations to be shutdown based on safety considerations.
The Federal Coal Mine Safety and Health Act and Mine Improvement and New Emergency Response Act impose stringent health and safety standards on mining operations. Regulations that have been adopted are comprehensive and affect numerous aspects of mining operations, including training of mine personnel, mining procedures, the equipment used in mine emergency procedures and other matters. States in which we operate have programs for mine safety and health regulation and enforcement. The various requirements mandated by law or regulation can place restrictions on our methods of operations, and potentially lead to penalties for the violation of such requirements, creating a significant effect on operating costs and productivity. In addition, government inspectors under certain circumstances, have the ability to order our operation to be shutdown based on safety considerations. If an incident were to occur at one of our coal mines, it could be shut down for an extended period of time and our reputation with our customers could be materially damaged.
Our operations may impact the environment or cause exposure to hazardous substances, and our properties may have environmental contamination, which could result in liabilities to us.
Our operations currently use hazardous materials and generate limited quantities of hazardous wastes from time to time. Drainage flowing from or caused by mining activities can be acidic with elevated levels of dissolved metals, a condition referred to as “acid mine drainage.” We could become subject to claims for toxic torts, natural resource damages and other damages, as well as for the investigation and clean-up of soil, surface water, groundwater and other media. Such claims may arise, for example, out of conditions at sites that we currently own or operate, as well as at sites that we previously owned or operated, or may acquire. Our liability for such claims may be joint and several, so that we may be held responsible for more than our share of the contamination or other damages, or for the entire share.
We maintain coal refuse areas and slurry impoundments at the Pennsylvania Mining Complex. Such areas and impoundments are subject to extensive regulation. Structural failure of a slurry impoundment or coal refuse area could result in extensive damage to the environment and natural resources, such as bodies of water that the coal slurry reaches, as well as liability for related personal injuries and property damages, and injuries to wildlife. Some of our impoundments overlie mined out areas, which can pose a heightened risk of failure and of damages arising out of failure. If one of our impoundments were to fail, we could be subject to claims for the resulting environmental contamination and associated liability, as well as for fines and penalties. Our coal refuse areas and slurry impoundments are designed, constructed, and inspected by our company and by regulatory authorities according to stringent environmental and safety standards.
These and other similar unforeseen impacts that our operations may have on the environment, as well as exposures to hazardous substances or wastes associated with our operations, could result in costs and liabilities that could adversely affect us. An example of this is Naturally Occurring Radioactive Material (NORM) or Technologically-Enhanced, Naturally Occurring Radioactive Material (TENORM). NORM or TENORM is produced when activities such as deep drilling concentrate or expose radioactive materials that occur naturally in ores, soils, water, or other natural materials. State and federal agencies are examining the possibility for worker exposure or associated environmental hazards due to processing and disposal of wastes containing NORM or TENORM.
We have reclamation, mine closing obligations and gas well plugging obligations. If the assumptions underlying our accruals are inaccurate, we could be required to expend greater amounts than anticipated.
The Surface Mining Control and Reclamation Act as well as various state laws establish operational, reclamation and closure standards for all our coal mining operations and require us, under certain circumstances, to plug natural gas wells. We accrue for the costs of current mine disturbance, gas well plugging and of final mine closure, including the cost of treating mine water discharge where necessary. Estimates of our total reclamation, mine-closing and degasification and well plugging liabilities, which are based upon permit requirements and our experience, were approximately $259 million at December 31, 2017. The amounts recorded are dependent upon a number of variables, including the estimated future closure costs, estimated proved reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rates. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected.
Most states where we operate and/or have non-operating mines require us to post bonds for the full cost of coal mine reclamation (“full cost bonding”). West Virginia is not a full cost bonding state. West Virginia has an alternative bond system for coal mine reclamation which consists of (i) individual site bonds posted by the permittee that are less than the full estimated reclamation cost plus (ii) a bond pool (“Special Reclamation Fund”) funded by a per ton fee on coal mined in the State which is used to supplement the site specific bonds if needed in the event of bond forfeiture. In an effort to settle a citizen suit filed in 2012 before the U.S. District Court in West Virginia related to the Special Reclamation Fund being underfunded the WV legislature authorized an increase in the per ton fee levied on coal production to make up the shortfall. The Special Reclamation Fund became fully funded in June of 2016. There remains the possibility that WV may move to full cost bonding in the future which could cause individual mining companies and/or surety companies to exceed bonding capacity and would result in the need to post cash bonds or letters of credit which would reduce operating capital.
Pennsylvania is expanding its full cost bonding program to cover all coal mine bonding, further increasing the amount of surety bonds we must seek in order to permit its mining activities. We have been generally able to post surety bonds with the states to secure our reclamation obligations. If our creditworthiness declines, states may seek to require us to post letters of credit or cash collateral to secure those obligations, or we may be unable to obtain surety bonds, in which case we would be required to post letters of credit. Additionally, the sureties that post bonds on our behalf may require us to post security in order to secure the obligations underlying these bonds. Posting letters of credit in place of surety bonds or posting security to support these surety bonds would have an adverse effect on our liquidity.
We face uncertainties in estimating our economically recoverable coal reserves, and inaccuracies in our estimates could result in lower than expected revenues, higher than expected costs and decreased profitability.
Coal reserves are economically recoverable when the price at which they are expected to be sold exceeds their expected cost of production and selling. Forecasts of our future performance are based on, among other things, estimates of our recoverable coal reserves. We base our coal reserve information on geologic data, coal ownership information and current and proposed mine plans. These estimates are periodically updated to reflect past coal production, new drilling information and other geologic or mining data. There are numerous uncertainties inherent in estimating quantities and qualities of economically recoverable coal reserves, including many factors beyond our control. As a result, estimates of economically recoverable coal reserves are by their nature uncertain. Information about our reserves consists of estimates based on engineering, economic and geological data assembled and analyzed by our staff. Some of the factors and assumptions which impact economically recoverable coal reserve estimates include:

•	geologic and mining conditions;

•	historical production from the area compared with production from other producing areas;

•	the assumed effects of regulations and taxes by governmental agencies;

•	our ability to obtain, maintain and renew all required permits;

•	future improvements in mining technology;

•	assumptions governing future prices; and

•	future operating costs, including the cost of materials and capital expenditures.

In addition, we hold substantial coal reserves in areas containing Marcellus Shale and other shales. These areas are currently the subject of substantial exploration for oil and natural gas, particularly by horizontal drilling. If a natural gas well is in the path of our mining for coal, we may not be able to mine through the well unless we purchase it. Although in the past we have purchased vertical wells, the cost of purchasing a producing horizontal well could be substantially greater. Horizontal wells with multiple laterals extending from the well pad may access larger natural gas reserves than a vertical well which could result in higher costs. In future years, the cost associated with purchasing natural gas wells which are in the path of our coal mining may make mining through those wells uneconomical thereby effectively causing a loss of significant portions of our coal reserves.
Each of the factors which impacts reserve estimation may vary considerably from the assumptions used in estimating the reserves. For these reasons, estimates of coal reserves may vary substantially. Actual production, revenues and expenditures with respect to our coal reserves will likely vary from estimates, and these variances may be material. As a result, our estimates may not accurately reflect our actual coal reserves.
Defects may exist in our chain of title for our undeveloped coal reserves where we have not done a thorough chain of title examination of our undeveloped coal reserves. We may incur additional costs and delays to mine coal because we have to acquire additional property rights to perfect our title to coal rights. If we fail to acquire additional property rights to perfect our title to coal rights, we may have to reduce our estimated reserves.
Title to most of our owned or leased properties and mineral rights is not usually verified until we make a commitment to mine a property, which may not occur until after we have obtained necessary permits and completed exploration of the property. In some cases, we rely on title information or representations and warranties provided by our lessors or grantors. Our right to mine certain of our reserves has in the past been, and may again in the future be, adversely affected if defects in title, boundaries or other rights necessary for mining exist or if a lease expires. Any challenge to our title or leasehold interests could delay the mining of the property and could ultimately result in the loss of some or all of our interest in the property. From time to time we also may be in default with respect to leases for properties on which we have mining operations. In such events, we may have to close down or significantly alter the sequence of such mining operations which may adversely affect our future coal production and future revenues. If we mine on property that we do not own or lease, we could incur liability for such mining and be subject to regulatory sanction and penalties.
In order to obtain, maintain or renew leases or mining contracts to conduct our mining operations on property where these defects exist, we may in the future have to incur unanticipated costs. In addition, we may not be able to successfully negotiate new leases or mining contracts for properties containing additional reserves, or maintain our leasehold interests in properties where we have not commenced mining operations during the term of the lease. As a result, our results of operations, business and financial condition may be materially adversely affected.
We and our subsidiaries are subject to various legal proceedings, which may have an adverse effect on our business.
We are party to a number of legal proceedings in the normal course of business activities. Defending these actions, especially purported class actions, can be costly, and can distract management. There is the potential that the costs of defending litigation in an individual matter or the aggregation of many matters could have an adverse effect on our cash flows, results of operations or financial position. See Note 20 - Commitments and Contingent Liabilities in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of pending legal proceedings.

We have obligations for long-term employee benefits for which we accrue based upon assumptions which, if inaccurate, could result in our being required to expense greater amounts than anticipated.
We provide various long-term employee benefits to inactive and retired employees. We accrue amounts for these obligations. At December 31, 2017, the current and non-current portions of these obligations included:

•	postretirement medical and life insurance ($592 million);

•	coal workers’ pneumoconiosis benefits ($163 million);

•	pension benefits ($55 million); and

•	workers’ compensation ($79 million).

However, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated. Salary retirement benefits are funded in accordance with Employer Retirement Income Security Act of 1974 (“ERISA”) regulations. The other obligations are unfunded. In addition, the federal government and several states in which we operate consider changes in workers’ compensation and black lung laws from time to time. Such changes, if enacted, could increase our benefit expense and our collateral requirements. Additionally, former miners and their family members asserting claims for pneumoconiosis benefits have generally been more successful asserting such claims in recent years as a result of the presumption within The PPACA of 2010 that a coal miner with 15 or more years of underground coal mining experience (or the equivalent) who develops a respiratory condition and meets the requirements for total disability under the Federal Act is presumed to be disabled due to coal dust exposure thereby shifting the burden of proof from the employee to the employer/insurer to establish that this disability is not due to coal dust. The increasing success rate of such claims based upon the PPACA changed presumption and, as a result, the increasing expense incurred by us to insure against such claims, could increase our expenses for long-term employee benefit obligations.

The provisions of our debt agreements and the risks associated with our debt could adversely affect our business, financial condition, liquidity and results of operations.

As of December 31, 2017, our total long-term indebtedness was approximately $917 million, of which approximately $300 million was under our 11.00% senior secured notes due 2025, $103 million was under our Maryland Economic Development Corporation Port Facilities Refunding Revenue Bonds (“MEDCO”) 5.75% revenue bonds due September 2025, $100 million was under our Term Loan A Facility, $400 million was under our Term Loan B Facility, $12 million of capitalized leases due through 2021, and $2 million of miscellaneous debt. At December 31, 2017, no borrowings were outstanding under our $300 million revolving credit facility or our $100 million accounts receivable securitization facility. The degree to which we are leveraged could have important consequences, including, but not limited to:

•	increasing our vulnerability to general adverse economic and industry conditions;

•
requiring us to dedicate a substantial portion of our cash flow from operations to the payment of interest and principal due under our outstanding debt, which will limit our ability to obtain additional financing to fund future working capital, capital expenditures, share buy-back programs, acquisitions, pay dividends, development of our coal reserves or other general corporate requirements;

•	limiting our flexibility in planning for, or reacting to, changes in our business and in the coal industry;

•	placing us at a competitive disadvantage compared to our competitors with lower leverage and better access to capital resources; and

•	limiting our ability to implement our business strategy.

Our senior secured credit agreement and the indenture governing our 11.00% senior secured notes limit the incurrence of additional indebtedness unless specified tests or exceptions are met. In addition, our senior secured credit agreement and the indenture governing our 11.00% senior secured notes subject us to financial and/or other restrictive covenants. Under our senior secured credit agreement, we must comply with certain financial covenants on a quarterly basis including a minimum fixed charge coverage ratio, as defined therein. Our senior secured credit agreement and the indenture governing our 11.00% senior secured notes impose a number of restrictions upon us, such as restrictions on granting liens on our assets, making investments, paying dividends, stock repurchases, selling assets and engaging in acquisitions. Failure by us to comply with these covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on us.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. Our senior secured credit agreement and the indenture governing our 11.00% senior secured notes restrict our ability to sell assets and use the proceeds from the sales. We may not be able to consummate those sales or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.
Increases in interest rates could adversely affect our business.
We have exposure to increases in interest rates. Based on our current variable debt level of $492 million as of December 31, 2017, comprised of funds drawn on our revolving credit facility, Term Loan A and Term Loan B Facilities, an increase of one percentage point in the interest rate will result in an increase in annual interest expense of $5 million. As a result, our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates.
We have entered into an affiliated company credit agreement with CONSOL Coal Resources LP and we may need to secure additional financing for our own operations.
We have entered into an Affiliated Company Credit Agreement with CONSOL Coal Resources LP pursuant to which we, as lender, will provide for CCR a revolving credit facility in an aggregate principal amount of up to $275 million. In funding the Affiliated Company Credit Agreement, we have less cash flow available to support our operations and other activities. If we are unable to generate sufficient cash flows in the future to support our operations and service our debt as a result of funding the Affiliated Company Credit Agreement, we may be required to refinance all or a portion of our existing debt or to obtain additional financing. There can be no assurance that any refinancing will be possible or that any additional financing could be obtained on acceptable terms. The inability to service or refinance our existing debt or to obtain additional financing would have a material adverse effect on our financial position, liquidity and results of operations. Furthermore, because we finance CCR’s operations through the affiliated company credit agreement and because that credit agreement contains covenants that may prevent CCR from acquiring additional indebtedness, CCR may be unable to finance the acquisition of any assets we wish to drop down to it which could materially impact our financial condition and cash flows.
A failure by Murray Energy to satisfy certain liabilities it assumed from CNX, perform its obligations under various agreements, the performance of which by Murray Energy CNX guaranteed, or under various agreements with CNX, could require us to indemnify CNX, which could materially adversely affect our results of operations, financial position and cash flows.
In 2013, Murray Energy and its subsidiaries (“Murray Energy”) acquired approximately $2.4 billion of liabilities which had been reflected on CNX’s books. The consolidated balance sheet liabilities at the time of sale were comprised of approximately $2.1 billion of other postemployment benefits and other liabilities. In addition to these assumed liabilities, Murray Energy acquired or assumed certain CNX payment obligations, performance guarantees, equipment leases or subleases. The current maximum estimated exposure under the Murray Energy guarantees as of December 31, 2017 was believed to be approximately $35 million. As of December 31, 2017, the leases and subleases with Murray Energy relate to approximately $33 million of equipment. During the year ended December 31, 2017, Murray Energy exercised the purchase option on two of the subleases totaling approximately $41 million. Murray Energy is primarily liable for the acquired retiree medical liabilities under the Coal Industry Retiree Health Benefits Act of 1992, referred to herein as the “Coal Act”, but CNX remains secondarily liable. At the time of the sale, the Coal Act liabilities Murray Energy acquired were approximately $307 million and it was estimated that the servicing cost for these liabilities would be approximately $25 million for 2018, and would decline thereafter since the beneficiaries consist principally of miners who retired prior to 1994. Any failure by Murray Energy to satisfy these assumed liabilities or perform under these agreements could result in substantial claims against CNX by third-parties. On November 12, 2013, in connection with the transaction with CNX Moody’s assigned Murray Energy a family credit rating of B3 (speculative and subject to high credit risk) and its secured second lien notes due 2021 a rating of Caa1 (poor standing and subject to very high credit risk). Since the 2013 transaction, Murray Energy’s credit ratings have been downgraded by Moody’s. In June 2017, Moody’s upgraded Murray Energy to a family credit rating of B3 and the rating on its secured second lien notes to Caa2 with a stable outlook. As part of the separation the Company has agreed to indemnify CNX as it relates to certain of these obligations. If Murray Energy fails to satisfy these assumed liabilities, payment obligations or Coal Act liabilities and we are called upon to perform our indemnity obligation to CNX, our results of operations, financial position and cash flows could be materially adversely affected.
Terrorist attacks or cyber incidents could result in information theft, data corruption, operational disruption and/or financial loss.
We have become increasingly dependent upon digital technologies, including information systems, infrastructure and cloud applications and services, to operate our businesses, to process and record financial and operating data, communicate with our employees and business partners, analyze seismic and drilling information, estimate quantities of coal reserves, as well as other activities related to our businesses. Strategic targets, such as energy-related assets, may be at greater risk of future terrorist or cyber attacks than other targets in the United States. Deliberate attacks on our assets, or security breaches in our systems or infrastructure, or the systems or infrastructure of third-parties, or cloud-based applications could lead to corruption or loss of our proprietary data and potentially sensitive data, delays in production or delivery, difficulty in completing and settling transactions, challenges in maintaining our books and records, environmental damage, communication interruptions, other operational disruptions and third-party liability. Our insurance may not protect us against such occurrences. Consequently, it is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, as cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents.
Certain provisions in our multi-year coal sales contracts may provide limited protection during adverse economic conditions, may result in economic penalties to us or permit the customer to terminate the contract.
Price adjustment, “price reopener” and other similar provisions in our multi-year coal sales contracts may reduce the protection from coal price volatility traditionally provided by coal supply contracts. Price reopener provisions are present in several of our multi-year coal sales contracts. These price reopener provisions may automatically set a new price based on prevailing market price or, in some instances, require the parties to agree on a new price, sometimes within a specified range of prices. In a limited number of agreements, failure of the parties to agree on a price under a price reopener provision can lead to termination of the contract. Any adjustment or renegotiations leading to a significantly lower contract price could adversely affect our profitability.
Most of our coal sales agreements contain provisions requiring us to deliver coal within certain ranges for specific coal quality characteristics such as heat content, sulfur, ash, moisture, volatile matter, grindability, ash fusion temperature and size consist. Failure to meet these conditions could result in penalties or rejection of the coal at the election of the customer. Our coal sales contracts also typically contain force majeure provisions allowing for the suspension of performance by either party for the duration of specified events. Force majeure events include, but are not limited to, floods, earthquakes, storms, fire, faults in the coal seam or other geologic conditions, other natural catastrophes, wars, terrorist acts, civil disturbances or disobedience, strikes, railroad transportation delays caused by a force majeure event and actions or restraints by court order and governmental authority or arbitration award. Depending on the language of the contract, some contracts may terminate upon continuance of an event of force majeure that extends for a period greater than three to twelve months and some contracts may obligate us to perform notwithstanding what would typically be a force majeure event.
Some of our coal sales agreements contain electric power price-related adjustments which result only in positive monthly adjustments to the contracted base price that we receive for our coal. These adjustments vary month to month with the volatility in the electric power markets and during market downturns yield contract prices below expectations. While management considers the expectations and assumptions regarding the electric power price-related adjustments to be reasonable, they are inherently subject to business, economic, competitive, regulatory, and other risks and uncertainties, most of which are beyond our control.
Our ability to operate our business effectively could be impaired if we fail to attract and retain skilled personnel, or if a meaningful segment of our employees become unionized.
Our ability to operate our business and implement our strategies depends, in part, on our continued ability to attract and retain the skilled personnel necessary to conduct our business. Efficient coal mining using modern techniques and equipment requires skilled employees in multiple disciplines such as electricians, equipment operators, mechanics, engineers and welders, among others. Although we have not historically encountered shortages for these types of skilled employees, competition in the future may increase for such positions, especially as it relates to needs of other industries with respect to these positions, including oil and gas. If we experience shortages of skilled employees in the future, our labor and overall productivity or costs could be materially adversely affected. In the future, we may utilize a greater number of external contractors for portions of our operations. The costs of these contractors have historically been higher than that of our employees. If our labor and contractor prices increase, or if we experience materially increased health and benefit costs with respect to our employees, our results of operations could be materially adversely affected.
None of our employees who conduct mining operations at the Pennsylvania Mining Complex are currently represented by a labor union or covered under a collective bargaining agreement, although many employers in our industry have employees who belong to a union. It is possible that our employees who conduct mining operations at the Pennsylvania Mining Complex may join or seek recognition to form a labor union, or we may be required to become a labor agreement signatory. If some or all of the employees who conduct mining operations at the Pennsylvania Mining Complex were to become unionized, it could adversely affect productivity, increase labor costs and increase the risk of work stoppages at our mines. If a work stoppage were to occur, it could interfere with operations at the Pennsylvania Mining Complex and have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, the mere fact that a portion of our labor force could be unionized may harm our reputation in the eyes of some investors and thereby negatively affect our share price.

The majority of our common units in CONSOL Coal Resources LP are subordinated to other common units and we may not receive distributions from CONSOL Coal Resources LP.
As of December 31, 2017, we held approximately 11.6 million subordinated units and 5.0 million common units (representing, collectively, a 59.6% percent limited partnership interest) in CCR. The balance of our economic interest in CCR is in the form of incentive distribution rights, which represent a right to receive increasing percentages of quarterly distributions in excess of specified amounts. Subordinated units are not entitled to any distribution from CCR unless CCR makes a minimum quarterly distribution of at least $0.5125 per common unit. CCR made minimum distributions per subordinated unit equal to the distribution per common unit for nine of the ten quarters since CCR’s IPO. CCR did not meet the requirement for a subordinated unit distribution with respect to fiscal quarter ended June 30, 2016, however, CCR was able to make minimum distributions per subordinated unit equal to the distribution per common unit with respect to the fiscal quarters ended September 30, 2016 through September 30, 2017, and declared minimum distributions per subordinated unit equal to the distribution per common unit with respect to the fiscal quarter ended December 31, 2017. We cannot assure you that CCR will continue to be able to make or will make the required minimum quarterly distribution on its common units or that we will receive any future distributions on our subordinated units. Failure by CCR to make distributions to us on our subordinated units could adversely affect our liquidity.
Risks Related to the Separation
We may be unable to achieve some or all of the benefits that we expect to achieve from our separation from CNX.
We believe that, as an independent, publicly traded company, we will continue to, among other things, focus our financial and operational resources on our specific business, growth profile and strategic priorities, design and implement corporate strategies and policies targeted to our operational focus and strategic priorities, guide our processes and infrastructure to focus on our core strengths, implement and maintain a capital structure designed to meet our specific needs and more effectively respond to industry dynamics. However, we may be unable to achieve some or all of these benefits. For example, in order to position ourselves for the separation, we undertook a series of strategic, structural and process realignment and restructuring actions within our operations. These actions may not provide the benefits we currently expect, and could lead to disruption of our operations, loss of, or inability to recruit, key personnel needed to operate and grow our business, weakening of our internal standards, controls or procedures and impairment of our key customer and supplier relationships. If we fail to achieve some or all of the benefits that we expect to achieve as an independent company, or do not achieve them in the time we expect, our financial condition, results of operations and cash flows could be materially and adversely affected.
We may be unable to complete, on a timely or cost-effective basis, the changes necessary to operate as an independent company.
Although many components of operation as an independent company are well established as a result of our historic existence, there remain a number of business and organizational changes that will be required to complete our transition to a new standalone public company. We expect these changes, which may include staffing adjustments, new hires and reassignment of responsibilities, adoption of new processes, systems and controls, and transitioning services provided by CNX to internally provided services, to continue for the foreseeable future.
CNX has no obligation to provide us with assistance other than the transition services outlined in the transition services agreement, along with such other arrangements as have otherwise been contractually agreed to as outlined in the other agreements between us and CNX. These services do not include every service we have received from CNX in the past, and CNX is only obligated to provide these services for limited periods from the separation date. Accordingly, we will need to provide internally or obtain from unaffiliated third parties the services we currently receive from CNX. These services include information technology, tax, legal, insurance and other administrative activities, the effective and appropriate performance of which is critical to our operations. We may be unable to replace these services in a timely manner or on terms and conditions as favorable as those we receive from CNX. In particular, CNX’s information technology networks and systems are complex, and duplicating these networks and systems will be challenging. Because our business previously operated in part as a component of the wider CNX organization, we may be unable to successfully establish the infrastructure or implement the changes necessary to operate independently, or we may incur additional costs that could adversely affect our business. Additionally, while we have developed certain internal controls and procedures, such internal controls and procedures have not yet been fully implemented in connection with our operations as a standalone company. The process of implementing our internal controls could require significant attention from management and we cannot be certain that we will successfully implement and maintain adequate controls over our financial processes and reporting in the future. Difficulties encountered in their implementation could harm our results of operations or cause us to fail to meet our reporting obligations. If we fail to obtain the quality of administrative services necessary to operate effectively or incur greater costs in obtaining these services, our financial condition, results of operations and cash flow may be materially and adversely affected.

As an independent, publicly traded company, we may not enjoy the same benefits that we did as part of CNX.
Because of our separation from CNX, we may be more susceptible to market fluctuations and other adverse events than we would have been if we were still a part of the current CNX organizational structure. As part of CNX, we were able to enjoy certain benefits from CNX’s operating diversity, purchasing power and opportunities to pursue integrated strategies with CNX’s other businesses. As an independent, publicly traded company, we are smaller and, as such, do not have similar diversity or integration opportunities and may not have similar purchasing power or access to capital markets. Additionally, as part of CNX we were able to leverage the CNX historical market reputation and performance and brand identity to recruit and retain key personnel to run our business. As an independent, publicly traded company, we do not have the same historical market reputation and performance or brand identity as CNX and it may be more difficult for us to recruit or retain such key personnel. Further, we may be more vulnerable to changing market conditions, such as changes in the coal industry, which could result in increased volatility in our cash flows, working capital and financing requirements and could materially and adversely affect our business, financial condition and results of operations.
We incurred significant costs in connection with the separation and distribution, as well as costs associated with operating as an independent, publicly traded company, which may adversely affect our financial condition, results of operations and cash flows.
Prior to the separation, we made a cash payment of $425 million to CNX, funded primarily by third-party indebtedness incurred by us prior to the separation. We incurred approximately $33 million in costs associated with raising the third-party indebtedness. In addition, we are subject to ongoing interest and principal payments during the term of this indebtedness. Through 2018, we expect to incur and pay transition, financing and other expenses. We also expect to incur certain ongoing costs associated with operating as an independent, publicly traded company and extra costs related to the creation of an IT function and reporting systems. We expect to spend an appropriate amount of capital to relocate and/or augment some of our infrastructure and creating our new IT systems. The ongoing costs of the separation may adversely impact our financial condition, results of operations and cash flows.
The terms of our separation from CNX and the related agreements and other transactions with CNX were determined by CNX and thus may be less favorable to us than the terms we could have obtained from an unaffiliated third party.
In connection with the separation and distribution, we entered into various agreements and amended certain of the existing agreements in place between CNX and CCR to complete the separation of our business from CNX and govern our ongoing relationships, including, among others, a separation and distribution agreement, a transition services agreement, a tax matters agreement, an employee matters agreement, an intellectual property matters agreement, a master cooperation and safety agreement and other agreements related to our operations.
Under the transition services agreement, CNX will continue to provide various interim corporate support services to us and we will provide various interim support services to CNX. Under the transition services agreement for operations, we will be providing support services for CNX’s continuing operations through the term of the existing contracts. The separation and distribution agreement provides for, among other things, our responsibility for liabilities relating to our business and the responsibility of CNX for liabilities unrelated to our business. Among other things, the separation and distribution agreement contains indemnification obligations and ongoing commitments of us and CNX designed to make our company financially responsible for substantially all liabilities that may exist relating to our business activities, whether incurred prior to or after the separation and including potential indemnification obligations for veil-piercing actions brought by or on behalf of the Company. If we are required to indemnify CNX under the circumstances set forth in the separation and distribution agreement or other agreements, we may be subject to substantial liabilities.
If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our shares.
Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We cannot be certain that our efforts to develop and maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our shares.

Some contracts and other assets which were transferred or assigned from CNX or its affiliates to us in connection with the separation and distribution may still require the consent or involvement of a third party. If such consent is not given, we may not be entitled to the benefit of such contracts and other assets in the future, which could negatively impact our financial condition, results of operations and cash flows.
The separation and distribution agreement provides that in connection with our separation from CNX, a number of contracts with third-parties and other assets are to be transferred or assigned from CNX or its affiliates to us. However, the transfer or assignment of certain of these contracts or assets require providing guarantees or the consent of a third party to such a transfer or assignment. Similarly, in some circumstances, the Company and another business unit of CNX are joint beneficiaries of contracts, and the Company will need to enter into a new agreement with the third-party to replicate the existing contract or assign the portion of the existing contract related to the Company’s business. It is possible that some parties may use the requirement of a guarantee or consent or the fact that the separation is occurring to seek more favorable contractual terms from the Company or to seek to terminate the contract. If the Company is unable to provide a guarantee or obtain such consents on commercially reasonable and satisfactory terms or if the contracts are terminated, the Company may be unable to obtain some of the benefits, assets and contractual commitments which are intended to be allocated to the Company as part of the Company’s separation from CNX. The failure to timely complete the assignment of existing contracts or assets, or the negotiation of new arrangements, or a termination of any of those arrangements, could negatively impact the Company’s financial condition, results of operations and cash flows. In addition, where the Company does not intend to provide a guarantee or obtain consent from third party counterparties based on the Company’s belief that no guarantee or consent is required, the third party counterparties may challenge a transfer of assets on the basis that the terms of the applicable commercial arrangements require that a guarantee be provided or obtain the third party counterparty’s consent. The Company may incur substantial litigation and other costs in connection with any such claims and, if the Company does not prevail, the Company’s ability to use these assets could be adversely impacted.
Our customers, prospective customers, suppliers or other companies with whom we conduct business may need assurances that our financial stability on a stand-alone basis is sufficient to satisfy their requirements for doing or continuing to do business with them.
Some of our customers, prospective customers, suppliers or other companies with whom we conduct business may need assurances that our financial stability on a stand-alone basis is sufficient to satisfy their requirements for doing or continuing to do business with them, and may require us to provide additional credit support, such as letters of credit or other financial guarantees. Any failure of parties to be satisfied with our financial stability could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.
In connection with the separation we agreed to assume, and indemnify CNX for, certain liabilities. If we are required to make payments pursuant to these indemnities to CNX, we may need to divert cash to meet those obligations and our financial condition, results of operations and cash flows could be negatively impacted. In addition, CNX may indemnify us for certain liabilities. CNX’s indemnity may not be sufficient to insure us against the full amount of liabilities for which it will be allocated responsibility, and CNX may not be able to satisfy its indemnification obligations in the future.
Pursuant to the terms of the separation and distribution agreement and certain other agreements entered into as part of the separation, we agreed to assume, and indemnify CNX for, certain liabilities for uncapped amounts, which may include, among other items, associated defense costs, settlement amounts and judgments. Although such obligations are not currently quantifiable, such potential payments pursuant to these indemnities could be significant, and could negatively impact our financial condition, results of operations and cash flows, particularly indemnities relating to our actions that could impact the tax-free nature (for U.S. federal income tax purposes) of the contribution, the distribution and certain related transactions, which are set forth in detail in the tax matters agreement and separation and distribution agreement, as well as the risk factor below entitled “If the distribution, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, CNX, the Company and the Company’s stockholders could be subject to significant tax liabilities and, in certain circumstances, the Company could be required to indemnify CNX for material taxes and other related amounts pursuant to indemnification obligations under the tax matters agreement.” Third parties could also seek to hold us responsible for liabilities of CNX’s business. CNX agreed to indemnify us for such liabilities, but such indemnity from CNX may not be sufficient to protect us against the full amount of such liabilities, and CNX may not be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from CNX any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our financial condition, results of operations and cash flows.

If the distribution, together with certain related transactions, does not continue to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes for a period of two years, CNX, the Company and the Company’s stockholders could be subject to significant tax liabilities and, in certain circumstances, the Company could be required to indemnify CNX for material taxes and other related amounts pursuant to indemnification obligations under the tax matters agreement.
It was a condition to the distribution that CNX receive a private letter ruling from the IRS, which was received on October 16, 2017, and one or more opinions of its tax advisors, in each case satisfactory to the CNX Board of Directors, regarding certain U.S. federal income tax matters relating to the separation and the distribution, including, the opinion of Wachtell, Lipton, Rosen & Katz that the separation and distribution will be a transaction described in Section 355(a) of the Internal Revenue Code of 1986, as amended (the “Code”). The IRS private letter ruling and the opinion(s) of tax advisors were based upon and rely on, among other things, various facts and assumptions, as well as certain representations, statements and undertakings of CNX and the Company, including those relating to the past and future conduct of CNX and the Company. If any of these representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if CNX or the Company breaches any of its representations or covenants contained in any of the separation-related agreements and documents or in any documents relating to the IRS private letter ruling and/or the opinion(s) of tax advisors, the IRS private letter ruling and/or opinion(s) of tax advisors may be invalid and the conclusions reached therein could be jeopardized.
Notwithstanding receipt of the IRS private letter ruling and the opinion(s) of tax advisors, the IRS could determine that the distribution and/or certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes if it determines that any of the representations, assumptions or undertakings upon which the IRS private letter ruling or the opinion(s) of tax advisors were based are false or have been violated. In addition, neither the IRS private letter ruling nor the opinion(s) of tax advisors addressed all of the issues that are relevant to determining whether the distribution, together with certain related transactions, qualifies as a transaction that is generally tax-free for U.S. federal income tax purposes, and the opinion(s) of tax advisors represent the judgment of such tax advisors and are not binding on the IRS or any court, and the IRS or a court may disagree with the conclusions in the opinion(s) of tax advisors. Accordingly, notwithstanding receipt by CNX of the IRS private letter ruling and the opinion(s) of tax advisors, there can be no assurance that the IRS will not assert that the distribution and/or certain related transactions do not qualify for tax-free treatment for U.S. federal income tax purposes or that a court would not sustain such a challenge. In the event the IRS were to prevail with such challenge, CNX, the Company and the Company’s stockholders could be subject to significant U.S. federal income tax liability.
If the distribution, together with related transactions, fails to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, under Section 355 of the Code, in general, for U.S. federal income tax purposes, CNX would recognize taxable gain as if it had sold the Company common stock in a taxable sale for its fair market value, unless CNX and the Company jointly make an election under Section 336(e) of the Code with respect to the distribution, in which case, in general, (i) the CNX group would recognize taxable gain as if the Company had sold all of its assets in a taxable sale in exchange for an amount equal to the fair market value of the Company common stock and the assumption of all the Company’s liabilities and (ii) the Company would obtain a related step up in the basis of its assets and, if the distribution fails to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Section 355 of the Code, in general, for U.S. federal income tax purposes, CNX stockholders who received Company shares in the distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.
Under the tax matters agreement that CNX entered into with the Company, the Company may be required to indemnify CNX against any additional taxes and related amounts resulting from (i) an acquisition of all or a portion of the equity securities or assets of the Company, whether by merger or otherwise (and regardless of whether the Company participated in or otherwise facilitated the acquisition), (ii) other actions or failures to act by the Company or (iii) any of the Company’s representations, covenants or undertakings contained in any of the separation-related agreements and documents or in any documents relating to the IRS private letter ruling and/or the opinion(s) of tax advisors being incorrect or violated. Any such indemnity obligations could be material.
We may not be able to engage in desirable strategic or capital-raising transactions as a result of the separation.

Under current law, a spin-off can be rendered taxable as a result of certain post-spin-off acquisitions of shares or assets of the spun-off corporation. For example, a spin-off may result in taxable gain to the parent corporation under Section 355(e) of the Code if the spin-off were later deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, shares representing a 50% or greater interest (by vote or value) in the spun-off corporation. To preserve the tax-free treatment of the separation and the distribution for U.S. federal income tax purposes, and in addition to the Company’s indemnity obligation described above, the tax matters agreement restricts the Company, for the two-year period following the separation, except in specific circumstances, from:

•	entering into any transaction pursuant to which all or a portion of the shares of the Company common stock would be acquired, whether by merger or otherwise;

•	issuing equity securities beyond certain thresholds;

•	repurchasing shares of Company capital stock other than in certain open-market transactions; and

•	ceasing to actively conduct certain of its businesses.

The tax matters agreement also prohibits the Company from taking or failing to take any other action that would prevent the distribution and certain related transactions from qualifying as a transaction that is generally tax-free for U.S. federal income tax purposes under Section 355 of the Code. These restrictions may limit our ability to pursue certain strategic transactions, equity issuances or repurchases or other transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our business.
Certain of our directors and officers may have actual or potential conflicts of interest because of their equity ownership in CNX.
Although no Company directors or officers serve at both companies, certain of our directors and executive officers may own shares of CNX common stock, and the individual holdings may be significant for some of these individuals compared to their total assets. This ownership in both companies may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for CNX and us. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between CNX and us regarding the terms of the agreements governing the internal reorganization, the distribution and the relationship thereafter between the companies, including with respect to the indemnification of certain matters.
As a public company, we must publish more detailed information about our business, operations and financial performance which will be available for our customers, competitors and other third parties.
Historically, information about our business and operations was presented as part of the broader CNX corporate organization. As an independent, publicly traded company, we must publicly provide more detailed information about our business and operations, including financial information, as a stand-alone company. This information will be accessible to our customers, suppliers and competitors, each of which may factor the new information into their commercial dealings with us or in the markets in which we operate. The use of such information by third parties in the marketplace could have an adverse effect on us and our results of operations, including our relative level of profitability.
The separation and distribution and related internal reorganization transactions may expose the Company to potential liabilities arising out of state and federal fraudulent conveyance laws and legal dividend requirements.
If the Company files for bankruptcy or is otherwise determined or deemed to be insolvent under federal bankruptcy laws, a court could deem the separation and distribution or certain internal reorganization transactions undertaken by CNX in connection with the separation to be a fraudulent conveyance or transfer. Fraudulent conveyances or transfers are defined to include transfers made or obligations incurred with the actual intent to hinder, delay or defraud current or future creditors or transfers made or obligations incurred for less than reasonably equivalent value when the debtor was insolvent, or that rendered the debtor insolvent, inadequately capitalized or unable to pay its debts as they become due. A court could void the transactions or impose substantial liabilities upon the Company, which could adversely affect the Company’s financial condition and its results of operations. Among other things, the court could require Company stockholders to return to CNX some or all of the shares of Company common stock issued in the separation and distribution, or require the Company to fund liabilities of other companies involved in the reorganization transactions for the benefit of creditors.
The distribution of Company common stock is also subject to review under state corporate distribution statutes. Under the Delaware General Corporation Law (the “DGCL”), a corporation may only pay dividends to its stockholders either (i) out of its surplus (net assets minus capital) or (ii) if there is no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Although CNX made the distribution of Company common stock entirely out of surplus, the Company cannot assure you that a court will not later determine that some or all of the distribution to CNX stockholders was unlawful.

Risks Related to Our Common Stock and the Securities Market
Our stock price may fluctuate significantly.
The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•	our quarterly or annual earnings, or those of other companies in our industry;

•	the failure of securities analysts to cover our common stock after the distribution;

•	actual or anticipated fluctuations in our operating results;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates or our earnings guidance;

•	the operating and stock price performance of other comparable companies;

•	overall market fluctuations and domestic and worldwide economic conditions; and

•	other factors described in these “Risk Factors” and elsewhere in this Annual Report on Form 10-K

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock. As a result of these factors, holders of our common stock may not be able to resell their shares at or above the initial market price or may not be able to resell them at all. In addition, price volatility with our common stock may be greater if trading volume is low.
If securities analysts do not publish research or reports about our Company, or issue unfavorable commentary about us or downgrade our shares, the price of our shares could decline.
The trading market for our shares depends in part on the research and reports that third-party securities analysts publish about our Company and our industry. Because our ordinary shares were initially distributed to the public through the spin-off, there was not a marketing effort relating to the initial distribution of our shares of the type that would typically be part of an initial public offering of shares. We may be unable or slow to attract research coverage and if one or more analysts cease coverage of our Company, we could lose visibility in the market. In addition, one or more of these analysts could use estimation or valuation methods that we do not agree with, downgrade our shares or issue other negative commentary about our company or our industry. As a result of one or more of these factors, the trading price of our shares could decline.
A future sale of a substantial number of shares of our common stock may cause our stock price to decline.
Any sales of substantial amounts of shares of our common stock in the public market or the perception that such sales might occur, in connection with the distribution or otherwise, may cause the market price of our common stock to decline. As a result of the distribution, we have an aggregate of approximately 28.0 million shares of our common stock issued and outstanding. These shares are freely tradable without restriction or further registration under the U.S. Securities Act of 1933, as amended (the “Securities Act”), unless the shares are owned by one of our “affiliates,” as that term is defined in Rule 405 under the Securities Act.
We cannot guarantee the timing, amount, or payment of dividends on our common stock in the future.
The payment and amount of any future dividend will be subject to the sole discretion of our board of directors and will depend upon many factors, including our financial condition and prospects, our capital requirements and access to capital markets, covenants associated with certain of our debt obligations, legal requirements and other factors that our board of directors may deem relevant, and there can be no assurance that we will pay a dividend in the future.
There may be substantial changes in the Company’s stockholder base.
Many investors holding CNX common stock at the time of the separation and distribution may have held that stock because of a decision to invest in a company with CNX’s profile. The shares of Company common stock held by those investors as a result of the separation and distribution represent an investment in a company with a different profile. This may not be aligned with a holder’s investment strategy and may cause the holder to sell the shares. As a result, the Company’s stock price may decline or experience volatility as its stockholder base changes.
Your percentage of ownership in us may be diluted in the future.
Your percentage ownership in us may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including, without limitation, equity awards that we may be granting to our directors, officers and employees. Such issuances may have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock.

It is anticipated that the compensation committee of the board of directors of the Company will grant additional equity awards to Company employees and directors, from time to time, under the Company’s compensation and employee benefit plans. These additional awards will have a dilutive effect on the Company’s earnings per share, which could adversely affect the market price of the Company’s common stock.
In addition, our amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock with respect to dividends and distributions, as our board of directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant the holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of our common stock.
There can be no assurance that we will continue to repurchase shares of our common stock or outstanding debt securities.
In 2017, our Board of Directors authorized the repurchase of up to $50 million of our outstanding notes and other debt securities and shares of our common stock continuing through June 30, 2019. Our share repurchase program does not obligate us to repurchase any specific number of debt securities or common shares and may be suspended from time to time or terminated at any time prior to its expiration. There can be no assurance that we will repurchase shares or debt securities under the repurchase program in the future in any particular amounts or at all. A reduction in, or elimination of, share repurchases could have a negative effect on our share price.
Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws, and of Delaware law, may prevent or delay an acquisition of us, which could decrease the trading price of our common stock.
The Company’s amended and restated certificate of incorporation and amended and restated by-laws and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with the Company’s board of directors rather than to attempt a hostile takeover. These provisions include, among others:

•	the inability of our stockholders to act by written consent unless such written consent is unanimous;

•	the inability of our stockholders to call special meetings;

•	rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;

•	the right of our board of directors to issue preferred stock without stockholder approval;

•	the fact that our board of directors will initially be divided into three classes; and

•	the ability of our directors, and not stockholders, to fill vacancies (including those resulting from an enlargement of our board of directors) on our board of directors.

In addition, we are subject to Section 203 of the DGCL. Section 203 provides that, subject to limited exceptions, persons that (without prior board approval) acquire, or are affiliated with a person that acquires, more than 15% of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or its affiliate becomes the holder of more than 15% of the corporation’s outstanding voting stock.
We believe these provisions will protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions could have the effect of delaying, deferring or preventing a change in control or the removal of existing management, of deterring potential acquirers from making an offer to our stockholders and of limiting any opportunity to realize premiums over prevailing market prices for our common stock in connection therewith. This could be the case notwithstanding that a majority of our stockholders might benefit from such a change in control or offer.
In addition, an acquisition or further issuance of the Company’s stock could trigger the application of Section 355(e) of the Code, causing the distribution to be taxable to CNX. Under the tax matters agreement, the Company would be required to indemnify CNX for the resulting tax, and this indemnity obligation might discourage, delay or prevent a change of control that could be considered favorable.

Our certificate of incorporation designates the State Courts of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain an alternative judicial forum for disputes with us or our directors, officers, employees or agents.
Our certificate of incorporation provides that unless we consent in writing to the selection of an alternative forum, a state court sitting in the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware) will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for:

•	any derivative action or proceeding brought on our behalf;

•	any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders;

•	any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our bylaws;

•
any action asserting a claim that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein; or

•	any action asserting an internal corporate claim as defined in Section 115 of the DGCL.
Any person or entity purchasing or otherwise holding any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our certificate of incorporation described in the preceding sentence. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

See “Detail Coal Operations” in Item 1 of this Annual Report on Form 10-K for a description of our properties, incorporated herein by this reference.

ITEM 3.	Legal Proceedings

Our operations are subject to a variety of risks and disputes normally incidental to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. However, we are not currently subject to any material litigation. Refer to Note 20 “Commitments and Contingent Liabilities,” in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K, incorporated herein by this reference.

ITEM 4.	Mine Safety and Health Administration Safety Data

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this annual report.

PART II

ITEM 5.	Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of the Company's common stock are listed on the New York Stock Exchange and trade under the symbol “CEIX”. Trading of the Company's common stock began as “when-issued” trading on November 3, 2017 and began as “regular-way” trading on November 29, 2017. The Company's high and low trading stock prices and cash dividends declared on the common stock for the reporting periods since that time are shown below.

	High	Low	Dividends
Fiscal Year Ended December 31, 2017
4th Quarter (beginning November 3, 2017)	$41.89	$19.51	$—

As of February 8, 2018, there were 103 holders of record of our common stock.

The following performance graph compares CONSOL Energy's cumulative two-month total shareholder return to the Company's peer group and the Standard & Poor's 500 Stock Index. The peer group is comprised of CONSOL Energy, Alliance Resource Partners, Arch Coal Inc., Cloud Peak Energy, Contura Energy, Foresight Energy, Hallador Energy, Peabody Energy Corp., Warrior Met Coal, and Westmoreland Coal.

The graph above tracks the performance of an initial investment of $100 in CONSOL Energy's common stock and each member of the peer group and the Standard & Poor's 500 Stock Index, including the reinvestment of any dividends, from November 3, 2017 (beginning of “when-issued” trading) through December 31, 2017.

	November 3, 2017	November 30, 2017	December 31, 2017
CONSOL Energy Inc.	100.0	200.0	359.2
Peer Group	100.0	105.1	117.2
S&P 500 Stock Index	100.0	102.3	103.3

The above information is being furnished pursuant to Regulation S-K, Item 201 (e) (Performance Graph).

The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy's Board of Directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CONSOL Energy's financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. The Company's senior secured credit facilities limit CONSOL Energy's ability to pay dividends when the Company's total net leverage ratio exceeds 2.00 to 1.00 and subject to an aggregate amount up to a cumulative credit calculation set forth in the facilities. The total net leverage ratio was 2.37 to 1.00 at December 31, 2017. The cumulative credit starts with $50 million and builds with excess cash flow commencing in 2018. The calculation of the total net leverage ratio excludes the Partnership. The credit facilities do not permit dividend payments in the event of default. The indenture to the senior secured second lien notes limits dividends when the Company's total net leverage ratio exceeds 2.00 to 1.00 and subject to an amount not to exceed an annual rate of 4.0% of the quoted public market value per share of such common stock at the time of the declaration. The indenture does not permit dividend payments in the event of default.
See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information relating to CONSOL Energy's equity compensation plans.

ITEM 6.	Selected Financial Data

The following table presents the selected consolidated financial and operating data for, and as of the end of, each of the periods indicated. The selected consolidated financial data for, and as of the end of, each of the years ended December 31, 2017, 2016, 2015, 2014 and 2013 are derived from the Company's audited Consolidated Financial Statements. The selected consolidated financial and operating data are not necessarily indicative of the results that may be expected for any future period. The selected consolidated financial and operating data should be read in conjunction with Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included in this Annual Report.

(Dollars in thousands)	For the Years Ended December 31,
	2017	2016	2015	2014	2013
Statement of Income Information:
Coal Revenue	$1,187,654	$1,065,582	$1,289,036	$1,616,874	$1,357,319
Terminal Revenue	60,066	31,464	30,967	41,255	43,364
Freight Revenue	73,692	46,468	20,499	23,133	17,778
Miscellaneous Other Income	73,279	82,120	68,193	123,604	61,034
Gain on Sale of Assets	17,212	5,228	13,025	26,312	46,404
Total Revenue and Other Income	$1,411,903	$1,230,862	$1,421,720	$1,831,178	$1,525,899
Net Income	82,569	50,450	317,421	290,952	313,773
Net Income Attributable to CONSOL Energy Shareholders	67,629	41,496	307,011	290,952	313,773
Dilutive Earnings per Share (1)	$2.40	$1.48	$10.98	$10.40	$11.22
Balance Sheet Data (at period end):
Total Assets	$2,707,099	$2,687,434	$2,867,733	$3,092,374	$3,156,312
Total Long-Term Debt	$865,289	$313,639	$286,526	$110,199	$108,332
Cash Dividends Declared per Share of Common Stock	N/A	N/A	N/A	N/A	N/A

(1) Prior to 2017, the earnings per share was calculated based on the 27,968 shares of CONSOL Energy common stock distributed in conjunction with the completion of the separation and distribution, and is considered pro forma in nature. Prior to November 28, 2017, CONSOL Energy did not have any issued or outstanding common stock.

OTHER OPERATING DATA
(unaudited)

	Years Ended December 31,
	2017	2016	2015	2014	2013
Coal:
Tons sold (in thousands)	26,091	24,604	22,873	26,133	21,230
Tons produced (in thousands)	26,109	24,666	22,790	26,066	21,433
Average sales price of tons produced ($ per ton produced)	$45.52	$43.31	$56.36	$61.88	$63.93
Average cost of goods sold ($ per ton produced)	$35.03	$34.35	$41.78	$43.63	$44.53
Recoverable coal reserves (tons in millions) (A)	2,298	2,361	3,047	3,238	3,032
Number of active mining complexes (at end of period)	1	1	1	1	1
____________

(A)	Represents proven and probable coal reserves at period end.

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

2017 Highlights:

•	Record total coal production of 26.1 million tons in 2017, an increase of 6% from 2016

•	Record annual throughput of 14.3 million tons through the CONSOL Marine Terminal in 2017, an increase of 77% from 2016

•	Became an independent publicly-traded low-cost producer and exporter of coal through the spin-off on November 28, 2017

•	Announced Board approval of $50 million share and notes repurchase plan through June 30, 2019

2018 Outlook:

•	The Company's 2018 coal production is expected to be approximately 27 million tons.

•	The Company's 2018 coal capital investment is expected to be approximately $125-$145 million.

Reconciliation of Non-GAAP Financial Measures

We evaluate our cost of coal sold and cash cost of coal sold on a cost per ton basis. Our cost of coal sold per ton represents our costs of coal sold divided by the tons of coal we sell. We define cost of coal sold as operating and other production costs related to produced tons sold, along with changes in coal inventory, both in volumes and carrying values. The cost of coal sold per ton includes items such as direct operating costs, royalty and production taxes, direct administration, and depreciation, depletion and amortization costs. Our costs exclude any indirect costs, such as selling, general and administrative costs, freight expenses, interest expenses and other costs not directly attributable to the production of coal. The GAAP measure most directly comparable to cost of coal sold is total costs. The cash cost of coal sold includes cost of coal sold less depreciation, depletion and amortization cost on production assets. The GAAP measure most directly comparable to cash cost of coal sold is total costs.

We define average cash margin per ton as average coal revenue per ton, net of average cost of coal sold per ton, less depreciation, depletion and amortization. The GAAP measure most directly comparable to average cash margin per ton is total coal revenue.

The following table presents a reconciliation of cost of coal sold and cash cost of coal sold to total costs, the most directly comparable GAAP financial measure, on a historical basis for each of the periods indicated (in thousands).

	Years Ended December 31,
	2017	2016
Total Costs and Expenses	$1,242,106	$1,165,847
Freight Expense	(73,692)	(46,468)
Selling, General and Administrative Costs	(83,605)	(50,027)
Interest Expense	(26,098)	(14,053)
Other Costs (Non-Mining)	(129,620)	(186,492)
Depreciation, Depletion and Amortization (Non-Mining)	(15,001)	(23,745)
Cost of Coal Sold	$914,090	$845,062
Depreciation, Depletion and Amortization (Mining)	(157,001)	(154,377)
Cash Cost of Coal Sold	$757,089	$690,685

The following table presents a reconciliation of average cash margin per ton for each of the periods indicated (in thousands, except per ton information).

	Years Ended December 31,
	2017	2016
Total Coal Revenue	$1,187,654	$1,065,582
Operating and Other Costs	886,709	877,177
Less: Other Costs (Non-Mining)	(129,620)	(186,492)
Total Cash Cost of Coal Sold	757,089	690,685
Depreciation, Depletion and Amortization	172,002	178,122
Less: Depreciation, Depletion and Amortization (Non-Mining)	(15,001)	(23,745)
Total Cost of Coal Sold	$914,090	$845,062
Total Tons Sold (in millions)	26.1	24.6
Average Revenue per Ton Sold	$45.52	$43.31
Average Cash cost per Ton Sold	29.02	28.09
Depreciation, Depletion and Amortization Costs per Ton Sold	6.01	6.26
Average Cost per Ton Sold	35.03	34.35
Average Margin per Ton Sold	10.49	8.96
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	6.01	6.26
Average Cash Margin per Ton Sold	$16.50	$15.22

Results of Operations: Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016
Net Income Attributable to CONSOL Energy Shareholders
CONSOL Energy reported net income attributable to CONSOL Energy shareholders of $68 million for the year ended December 31, 2017, compared to net income attributable to CONSOL Energy shareholders of $41 million for the year ended December 31, 2016.

CONSOL Energy consists of the Pennsylvania Mining Complex, as well as various corporate and other business activities that are not allocated to PAMC. The other business activities include the CONSOL Marine Terminal, the Greenfield Reserves, closed and idle mine activities, selling, general and administrative activities, and income taxes, as well as various other non-operated activities.

PAMC ANALYSIS:
The PAMC division's principal activities consist of mining, preparation and marketing of thermal coal, sold primarily to power generators. The division also includes selling, general and administrative costs, as well as various other activities assigned to the PAMC division, but not included in the cost components on a per unit basis.

The PAMC division had earnings before income tax of $189 million for the year ended December 31, 2017, compared to earnings before income tax of $131 million for the year ended December 31, 2016. Variances are discussed below.

	For the Years Ended December 31,
(in millions)	2017	2016	Variance
Sales:
Coal Revenue	$1,188	$1,066	$122
Freight Revenue	74	46	28
Miscellaneous Other Income	23	13	10
Gain on Sale of Assets	6	—	6
Total Revenue and Other Income	1,291	1,125	166
Operating Costs and Expenses:
Operating Costs	757	691	66
Depreciation, Depletion and Amortization	157	154	3
Total Operating Costs and Expenses	914	845	69
Other Costs and Expenses:
Other Costs	22	42	(20)
Depreciation, Depletion and Amortization	10	14	(4)
Total Other Costs and Expenses	32	56	(24)
Freight Expense	74	46	28
Selling, General and Administrative Costs	72	38	34
Interest Expense	10	9	1
Total Costs and Expenses	1,102	994	108
Earnings Before Income Tax	$189	$131	$58

Coal Production
The table below presents total tons produced (in thousands) from the Pennsylvania Mining Complex for the periods indicated:

	For the Years Ended December 31,
Mine	2017	2016	Variance
Bailey	12,124	12,056	68
Enlow	9,180	9,638	(458)
Harvey	4,805	2,971	1,834
Total	26,109	24,665	1,444
Coal production was 26.1 million tons for the year ended December 31, 2017, compared to 24.7 million tons for the year ended December 31, 2016. Coal production increased 1.4 million tons primarily to satisfy market demand, offset, in part, by a decrease in coal production at the Enlow Fork mine due to adverse geological conditions.

Coal Operations
The PAMC division's coal revenue and cost components on a per unit basis for these periods were as follows:

	For the Years Ended December 31,
	2017	2016	Variance
Tons Sold (in millions)	26.1	24.6	1.5
Average Sales Price per Ton Sold	$45.52	$43.31	$2.21

Total Operating Costs per Ton Sold (Cash Cost)	$29.02	$28.09	$0.93
Total Depreciation, Depletion and Amortization Costs per Ton Sold (Non-Cash Cost)	6.01	6.26	(0.25)
Total Costs per Ton Sold	$35.03	$34.35	$0.68
Average Margin per Ton Sold	$10.49	$8.96	$1.53
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	6.01	6.26	(0.25)
Average Cash Margin per Ton Sold (1)	$16.50	$15.22	$1.28
(1) Average cash margin per ton is an operating ratio derived from non-GAAP measures.

Coal Revenue

Coal revenue was $1,188 million for the year ended December 31, 2017, compared to $1,066 million for the year ended December 31, 2016. The $122 million increase was attributable to a 1.5 million increase in tons sold and a $2.21 per ton higher average sales price per ton sold. The increase in tons sold was driven by increased demand from the Company's customers in the export thermal market, primarily due to continued growth in demand from developing markets such as India, coupled with a variety of labor, weather and policy-related issues that affected the supply of seaborne thermal coal and petroleum coke throughout the year. The higher average sales price per ton sold in the 2017 period was primarily the result of a tighter supply-demand balance in the international thermal and crossover metallurgical coal markets the Company serves. The API 2 index (the benchmark price reference for coal imported into northwest Europe) was up more than 42% for the year ended December 31, 2017 compared to the year ended December 31, 2016, and global coking coal prices were up by an even greater percentage in the period-to-period comparison.

Freight Revenue and Freight Expense

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services. Freight revenue is completely offset in freight expense. Freight revenue and freight expense were both $74 million for the year ended December 31, 2017, compared to $46 million for the year ended December 31, 2016. The $28 million increase was due to increased shipments to customers where the Company was contractually obligated to provide transportation services.

Miscellaneous Other Income

Miscellaneous other income was $23 million for the year ended December 31, 2017, compared to $13 million for the year ended December 31, 2016. The $10 million increase was primarily attributable to customer contract buyouts and an increase in sales of externally purchased coal, for blending purposes only.

Gain on Sale of Assets

Gain on sale of assets increased $6 million in the period-to-period comparison primarily due to the sale of certain coal rights during the year ended December 31, 2017.

Operating Costs and Expenses

Operating costs and expenses are comprised of costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. Operating costs and expenses include items such as direct operating costs, royalty and production taxes, employee-related expenses and depreciation, depletion, and amortization costs. Total operating costs and expenses were $914 million for the year ended December 31, 2017, or $69 million higher than the $845 million for the year ended

December 31, 2016. Total costs per ton sold were $35.03 per ton in the year ended December 31, 2017, compared to $34.35 per ton in the year ended December 31, 2016. The increase in the cost of coal sold was primarily driven by additional operating expenses incurred at the Bailey Mine, related to operational delays as a result of permitting issues, and adverse geological conditions at the Enlow Fork Mine. In addition, the average cost per ton sold increased due to additional costs related to an increase in development mining footage.
Other Costs and Expenses
Other costs and expenses include items that are assigned to the PAMC division but are not included in unit costs, such as coal reserve holding costs and purchased coal costs. Total other costs and expenses decreased $24 million in the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease is primarily attributable to $19 million of costs in the prior year related to the temporary idling of one longwall at the PAMC complex for approximately 90 days to optimize operating schedules, $9 million of discretionary 401(k) contributions made in the prior year as a result of company performance, and $3 million of costs incurred in the prior year related to the proposed consent decree with respect to the Bailey Mine complex. These were offset, in part, by an increase of $7 million in the period-to-period comparison related to the cost of purchased coal sold for blending purposes only, and $4 million of separation costs incurred in the current year related to organizational restructuring.
Selling, General and Administrative Costs

At December 31, 2017, CONSOL Energy was party to a service agreement with CONSOL Coal Resources LP that required CONSOL Energy to provide certain selling, general and administrative services to CCR. These services are paid monthly based on an agreed-upon fixed fee that is reset at least annually. See Note 23 - Related Party Transactions of the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information. An additional portion of CONSOL Energy's selling, general and administrative costs are allocated to the PAMC division, outside of the service agreement, based on a percentage of total revenue and a percentage of total projected capital expenditures. The amount of selling, general and administrative costs related to the PAMC division was $72 million for the year ended December 31, 2017, compared to $38 million for the year ended December 31, 2016. The $34 million increase in the period-to-period comparison was primarily related to an increase in long-term incentive compensation recognized in relation to award modifications due to organizational restructuring, an increase in short-term incentive compensation paid to employees based on the results of operations achieved at the Company's mines, and increases in purchased services related to the conversion to a different Enterprise Resource and Planning software.
Interest Expense
Interest expense, net of amounts capitalized, of $10 million and $9 million for the years ended December 31, 2017 and 2016, respectively, is primarily comprised of interest on the Old Partnership Revolver. The Old Partnership revolver was refinanced through the Affiliated Company Credit Agreement on November 28, 2017.

OTHER ANALYSIS:
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

Other business activities had a loss before income tax of $19 million for the year ended December 31, 2017, compared to a loss before income tax of $66 million for the year ended December 31, 2016. Variances are discussed below.

	For the Years Ended December 31,
(in millions)	2017	2016	Variance
Revenue:
Terminal Revenue	$60	$31	$29
Miscellaneous Other Income	50	69	(19)
Gain on Sale of Assets	11	5	6
Total Revenue and Other Income	121	105	16
Other Costs and Expenses:
Operating and Other Costs	108	143	(35)
Depreciation, Depletion and Amortization	5	10	(5)
Selling, General, and Administrative Costs	11	13	(2)
Interest Expense	16	5	11
Total Other Costs and Expenses	140	171	(31)
Loss Before Income Tax	$(19)	$(66)	$47

Terminal Revenue
Terminal revenue consists of sales from the CONSOL Marine Terminal, which is located on 200 acres in the Port of Baltimore, Maryland and provides access to international coal markets. CONSOL Marine Terminal sales were $60 million for the year ended December 31, 2017, compared to $31 million for the year ended December 31, 2016. The $29 million increase in the period-to-period comparison was attributable to a 6.2 million increase in throughput tons, from 8.1 million tons in the year ended December 31, 2016 to 14.3 million tons in the year ended December 31, 2017.

Miscellaneous Other Income
Miscellaneous other income was $50 million for the year ended December 31, 2017, compared to $69 million for the year ended December 31, 2016. The change is due to the following items:

	For the Years Ended December 31,
(in millions)	2017	2016	Variance
Rental Income	$14	$35	$(21)
Right of Way Sales	2	11	(9)
Interest Income	3	—	3
Royalty Income	28	20	8
Other Income	3	3	—
Total Miscellaneous Other Income	$50	$69	$(19)

•	Rental Income decreased $21 million primarily due to a decrease in lease payments received as a result of the sale of certain subleased equipment to Murray Energy in the current period.

•
Right of Way Sales relate to an initiative to generate additional revenue from the Company's unutilized surface rights. The decrease of $9 million in the period-to-period comparison was due to fewer sales in the current period.

•
Royalty Income related to non-operated coal properties increased $8 million in the period-to-period comparison primarily due to an increase in third-party activity and higher coal prices in the current period.

Gain on Sale of Assets

Gain on sale of assets increased $6 million in the period-to-period comparison, primarily due to the sale of coal reserves during the year ended December 31, 2017.

Operating and Other Costs

Operating and other costs were $108 million for the year ended December 31, 2017, compared to $143 million for the year ended December 31, 2016. Operating and other costs decreased in the period-to-period comparison due to the following items:

	For the Years Ended December 31,
(in millions)	2017	2016	Variance
Terminal Operating Costs	$21	$18	$3
Employee-Related Legacy Liability Expense	55	66	(11)
Lease Rental Expense	10	30	(20)
Coal Reserve Holding Costs	5	19	(14)
Closed and Idle Mines	7	9	(2)
Other	10	1	9
Miscellaneous Operating Expense	$108	$143	$(35)

•	Terminal Operating Costs increased $3 million due to an increase in throughput tons.

•
Employee-Related Legacy Liability Expense decreased $11 million primarily due to modifications made to the actuarial calculation of net periodic benefit cost at the beginning of each year. Additionally, pension settlement expense is required when lump sum distributions made for a given plan year exceed the total of the service and interest costs for that same plan year. Settlement accounting was triggered in both periods. See Note 13 - Pension and Other Postretirement Benefits Plans in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

•	Lease Rental Expense decreased $20 million primarily due to the sale of certain subleased equipment to Murray Energy in the current period.

•	Coal Reserve Holding Costs decreased $14 million in the period-to-period comparison, primarily as a result of the voluntary surrender of various leases during the year ended December 31, 2016.

•
Other includes miscellaneous corporate activity. Approximately $4 million of current year costs relates to a write-off of future expected royalty payments now deemed uncollectible as a result of a lessee's bankruptcy.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased $5 million in the period-to-period comparison primarily due to changes in the Company's asset retirement obligations.

Selling, General and Administrative Costs

Selling, general and administrative costs are allocated to the Company's Other Division based on a percentage of total revenue and a percentage of total projected capital expenditures. The decrease of $2 million is a result of decreases in the portion of selling, general and administrative expenses allocated to the Other Division.

Interest Expense

Interest expense, net of amounts capitalized, of $16 million for the year ended December 31, 2017 is comprised of interest on the 5.75% MEDCO Revenue Bonds, as well as interest on the new debt facilities entered into as a result of the separation and distribution that occurred on November 28, 2017. Interest expense, net of amounts capitalized, of $5 million for the year ended December 31, 2016 is comprised of interest on the 5.75% MEDCO Revenue Bonds.

Results of Operations: Year Ended December 31, 2016 Compared with the Year Ended December 31, 2015
Net Income Attributable to CONSOL Energy Shareholders
CONSOL Energy reported net income attributable to CONSOL Energy shareholders of $41 million for the year ended December 31, 2016, compared to net income attributable to CONSOL Energy shareholders of $307 million for the year ended December 31, 2015.

CONSOL Energy consists of the Pennsylvania Mining Complex, as well as various corporate and other business activities that are not allocated to PAMC. The other business activities include the CONSOL Marine Terminal, the Greenfield Reserves, closed and idle mine activities, selling, general and administrative activities, and income taxes, as well as various other non-operated activities.

PAMC ANALYSIS:
The PAMC division's principal activities consist of mining, preparation and marketing of thermal coal, sold primarily to power generators. The division also includes selling, general and administrative costs, as well as various other activities assigned to the PAMC division but not included in the cost components on a per unit basis.

The PAMC division had earnings before income tax of $131 million for the year ended December 31, 2016, compared to earnings before income tax of $405 million for the year ended December 31, 2015. Variances are discussed below.

	For the Years Ended December 31,
(in millions)	2016	2015	Variance
Sales:
Coal Revenue	$1,066	$1,289	$(223)
Freight Revenue	46	20	26
Miscellaneous Other Income	13	4	9
Total Revenue and Other Income	1,125	1,313	(188)
Operating Costs and Expenses:
Operating Costs	691	789	(98)
Depreciation, Depletion and Amortization	154	167	(13)
Total Operating Costs and Expenses	845	956	(111)
Other Costs and Expenses:
Other Costs	42	(122)	164
Depreciation, Depletion and Amortization	14	10	4
Total Other Costs and Expenses	56	(112)	168
Freight Expense	46	20	26
Selling, General and Administrative Costs	38	41	(3)
Interest Expense	9	3	6
Total Costs and Expenses	994	908	86
Earnings Before Income Tax	$131	$405	$(274)
Coal Production
The table below presents total tons produced (in thousands) from the Pennsylvania Mining Complex for the periods indicated:

	For the Years Ended December 31,
Mine	2016	2015	Variance
Bailey	12,056	10,186	1,870
Enlow	9,638	8,999	639
Harvey	2,971	3,605	(634)
Total	24,665	22,790	1,875

Coal production was 24.7 million tons for the year ended December 31, 2016, compared to 22.8 million tons for the year ended December 31, 2015. The 1.9 million ton increase was attributable to improved domestic and export demand in the second half of 2016, partially offset by a decrease in production at the Harvey Mine due to the temporary idling of one longwall for 90 days.
Coal Operations
The PAMC division's coal revenue and cost components on a per unit basis for these periods were as follows:

	For the Years Ended December 31,
	2016	2015	Variance
Tons Sold (in millions)	24.6	22.9	1.7
Average Sales Price per Ton Sold	$43.31	$56.36	$(13.05)

Total Operating Costs per Ton Sold (Cash Cost)	$28.09	$34.47	$(6.38)
Total Depreciation, Depletion and Amortization Costs per Ton Sold (Non-Cash Cost)	6.26	7.31	(1.05)
Total Costs per Ton Sold	$34.35	$41.78	$(7.43)
Average Margin per Ton Sold	$8.96	$14.58	$(5.62)
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	6.26	7.31	(1.05)
Average Cash Margin per Ton Sold (1)	$15.22	$21.89	$(6.67)
(1) Average cash margin per ton is an operating ratio derived from non-GAAP measures.

Coal Revenue

Coal revenue was $1,066 million for the year ended December 31, 2016, compared to $1,289 million for the year ended December 31, 2015. The $223 million decrease was attributable to a $13.05 per ton lower average sales price, offset by a 1.7 million increase in tons sold. The lower average sales price per ton sold was primarily the result of the continued decline in both the domestic and global thermal coal markets, particularly in the first half of 2016. The decline was related to higher customer inventories and lower gas prices after persistently mild 2015 weather. The increase in overall tons sold reflects the improvement in both domestic and international coal demand throughout the second half of 2016.
Freight Revenue and Freight Expense
Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services. Freight revenue is completely offset in freight expense. Freight revenue and freight expense were both $46 million for the year ended December 31, 2016, compared to $20 million for the year ended December 31, 2015. The $26 million increase was due to increased shipments to customers where the Company was contractually obligated to provide transportation services.

Miscellaneous Other Income

Miscellaneous other income was $13 million for the year ended December 31, 2016, compared to $4 million for the year ended December 31, 2015. The majority of the increase was the result of a partial coal contract buyout in the current period.

Operating Costs and Expenses

Operating costs and expenses are comprised of costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. Operating costs and expenses include items such as direct operating costs, royalty and production taxes, employee-related expenses and depreciation, depletion, and amortization costs. Total operating costs and expenses for the PAMC division were $845 million for the year ended December 31, 2016, or $111 million lower than the $956 million for the year ended December 31, 2015. Total costs per PAMC ton sold were $34.35 per ton in the year ended December 31, 2016, compared to $41.78 per ton in the year ended December 31, 2015. The decrease in the cost of coal sold was driven by the idling of one longwall at the PAMC complex for approximately 90 days, a reduction of staffing levels, vendor concessions and a realignment of employee benefits. All of the above steps resulted in more consistent operating schedules, reduced labor costs and improved productivity. Productivity for the year ended December 31, 2016, as measured by tons per employee hour, improved by 17% compared to the year earlier period, despite the reduced number of longwalls in operation.

Other Costs And Expenses

Other costs and expenses include items that are assigned to the PAMC division but are not included in unit costs, such as coal reserve holding costs and purchased coal costs. Total other costs and expenses increased $168 million in the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase was primarily attributable to income of $129 million in the year ended December 31, 2015 related to OPEB plan changes made in May 2015 for retired employees. The increase was also attributable to the following incurred in the year ended December 31, 2016: $19 million of costs related to the temporary idling of one longwall at the PAMC complex for approximately 90 days to optimize operating schedules, $9 million of discretionary 401(k) contributions made as a result of company performance and management approval, $6 million of costs related to purchased coal sold for blending purposes only, and $3 million of costs incurred in relation to the proposed consent decree with respect to the Bailey Mine complex.

Selling, General and Administrative Costs
At December 31, 2016, CONSOL Energy was party to a service agreement with CCR that required CONSOL Energy to provide certain selling, general and administrative services to CCR. These services are paid monthly based on an agreed-upon fixed fee that is reset at least annually. See Note 23 - Related Party Transactions of the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information. An additional portion of CONSOL Energy's selling, general and administrative costs are allocated to the PAMC division, outside of the service agreement, based on a percentage of total revenue and a percentage of total projected capital expenditures. The amount of selling, general and administrative costs related to PAMC operations was $38 million for the year ended December 31, 2016, compared to $41 million for the year ended December 31, 2015. The $3 million decrease in the period-to-period comparison was primarily related to lower short-term incentive compensation payouts in the current year, as well as a reduction of employee wages and related expenses as a result of the Company reorganization that occurred in the second half of 2015 and the first quarter of 2016, which resulted in an overall decrease in employees.

Interest Expense

Interest expense, net of amounts capitalized, of $9 million and $3 million for the years ended December 31, 2016 and 2015, respectively, is primarily comprised of interest on the Old Partnership Revolver, which was first drawn upon on July 7, 2015.
OTHER ANALYSIS:
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

Other business activities had a loss before income tax of $66 million for the year ended December 31, 2016, compared to earnings before income tax of $38 million for the year ended December 31, 2015. Variances are discussed below.

	For the Years Ended December 31,
(in millions)	2016	2015	Variance
Revenue:
Terminal Revenue	$31	$31	$—
Miscellaneous Other Income	69	65	4
Gain on Sale of Assets	5	13	(8)
Total Revenue and Other Income	105	109	(4)
Other Costs and Expenses:
Operating and Other Costs	143	33	110
Depreciation, Depletion and Amortization	10	18	(8)
Selling, General and Administrative Costs	13	15	(2)
Interest Expense	5	5	—
Total Costs and Expenses	171	71	100
(Loss) Earnings Before Income Tax	$(66)	$38	$(104)

Terminal Revenue

Terminal revenue consists of sales from the CONSOL Marine Terminal, which is located on 200 acres in the Port of Baltimore, Maryland and provides access to international coal markets. CONSOL Marine Terminal sales were $31 million for the years ended December 31, 2016 and 2015, respectively.

Miscellaneous Other Income

Miscellaneous other income was $69 million for the year ended December 31, 2016, compared to $65 million for the year ended December 31, 2015. The change is due to the following items:

	For the Years Ended December 31,
(in millions)	2016	2015	Variance
Royalty Income	$20	$15	$5
Right of Way Sales	11	8	3
Purchased Coal Sales	—	2	(2)
Rental Income	35	37	(2)
Other Income	3	3	—
Total Miscellaneous Other Income	$69	$65	$4

•	Royalty Income related to non-operated coal properties increased $5 million in the period-to-period comparison primarily due to an increase in third party activity.

•	Right of Way Sales increased $3 million in the period-to-period comparison due to an initiative in the current year to generate additional revenue from the Company's unutilized surface rights.

•	Purchased Coal Sales decreased $2 million due to lower volumes of coal that needed to be purchased to fulfill various contracts in the current period.

Gain on Sale of Assets

Gain on sale of assets decreased $8 million in the period-to-period comparison, primarily due to the sale of various coal reserves during each year.

Operating and Other Costs

Operating and other costs were $143 million for the year ended December 31, 2016, compared to $33 million for the year ended December 31, 2015. Operating and other costs increased in the period-to-period comparison due to the following items:

	For the Years Ended December 31,
(in millions)	2016	2015	Variance
Terminal Operating Costs	$18	$20	$(2)
Employee-Related Legacy Liability Expense	66	(36)	102
Coal Reserve Holding Costs	19	8	11
Closed and Idle Mines	9	9	—
Lease Rental Expense	30	31	(1)
Other	1	1	—
Miscellaneous Operating Expense	$143	$33	$110

•	Terminal Operating Costs decreased $2 million due to a reduction in labor costs.

•
Employee-Related Legacy Liability Expense increased $102 million primarily due to modifications, as well as a change in actuarially-calculated amortization, made to the OPEB plan in May 2015 for retired employees. Additionally, pension settlement expense is required when lump sum distributions made for a given plan year exceed the total of the service and interest costs for that same plan year. Settlement accounting was triggered in both periods. See Note 13 - Pension and Other Postretirement Benefit Plans in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional detail.

•	Coal Reserve Holding Costs increased $11 million in the period-to-period comparison, primarily as a result of the surrender of various leases in the current period.

•	Lease Rental Expense decreased $1 million primarily due to the buyout of certain leased equipment in the current period.

Depreciation, Depletion and Amortization

Depreciation, depletion, and amortization decreased $8 million in the period-to-period comparison due to changes in the asset retirement obligations at two of the Company's closed mine locations, resulting in a reduction in accretion expense for these mines.

Selling, General and Administrative Costs

Selling, general and administrative costs are allocated to the Company's Other Division based on a percentage of total revenue and a percentage of total projected capital expenditures. The decrease of $2 million is a result of decreases in the portion of selling, general and administrative expenses allocated to the Other Division.

Interest Expense

Interest expense, net of amounts capitalized, of $5 million for the years ended December 31, 2016 and 2015, is primarily comprised of interest on the 5.75% MEDCO Revenue Bonds.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities in the Consolidated Financial Statements and at the date of the financial statements. See Note 1-Significant Accounting Policies in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion. CONSOL Energy bases its estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company evaluates its estimates on an on-going basis. Actual results could differ from those estimates upon subsequent resolution of identified matters. Management believes that the estimates utilized are reasonable. The following critical accounting policies are materially impacted by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.
Other Post Employment Benefits (“OPEB”), Salaried Pensions, Workers’ Compensation and Coal Workers’ Pneumoconiosis (“CWP”)
Liabilities and expenses for OPEB, pension, workers’ compensation and CWP are determined using actuarial methodologies and incorporate significant assumptions, including the interest rate used to discount the future estimated liability, the expected long-term rate of return on plan assets, and several assumptions relating to the employee workforce (salary increases, health care cost trend rates, retirement age, and mortality).
The interest rate used to discount future estimated liabilities is determined using a Company-specific yield curve model (above-mean) developed with the assistance of an external actuary. The Company-specific yield curve uses a subset of the expanded bond universe to determine the Company-specific discount rate. Bonds used in the yield curve are rated AA by Moody’s or Standard & Poor’s as of the measurement date. The yield curve model parallels the plans’ projected cash flows.
The assumed rate of return on plan assets can also impact CONSOL Energy’s pension liability. The market related asset value is derived by taking the cost value of assets as of December 31, 2017 and multiplying it by the average 36-month ratio of the market value of assets to the cost value of assets. CONSOL Energy’s pension plan weighted average asset allocations at December 31, 2017 consisted of 50% equity securities and 50% debt securities.

The estimated liabilities recognized at December 31, 2017 and the benefit payments made for the year ended December 31, 2017 were as follows (dollars in thousands):

Plan	Estimated Liability as of December 31, 2017	Benefit Payments for the year ended December 31, 2017
OPEB	$591,563	$31,088
Pension	$54,745	$1,181
Workers’ Compensation	$78,528	$14,377
CWP	$162,840	$13,107
Mine Closure and Gas Well Closing Obligations

The Surface Mining Control and Reclamation Act established operational, reclamation and closure standards for all aspects of surface mining as well as most aspects of deep mining. CONSOL Energy accrues for the costs of current coal mine disturbance and final coal mine and gas well closure, including the cost of treating mine water discharge where necessary. Estimates of the Company's total mine-closing and gas well closing liabilities, which are based upon permit requirements and CONSOL Energy engineering expertise related to these requirements, including the current portion, were approximately $259 million at December 31, 2017. This liability is reviewed annually, or when events and circumstances indicate an adjustment is necessary, by CONSOL Energy management and engineers. The estimated liability can significantly change if actual costs vary from assumptions or if governmental regulations change significantly.

Accounting for Asset Retirement Obligations requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. Asset retirement obligations primarily relate to the closure of mines and gas wells and the reclamation of land upon exhaustion of coal and gas reserves. Changes in the variables used to calculate the liabilities can have a significant effect on the mine closing and gas well closing liabilities. The amounts of assets and liabilities recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proved reserves, assumptions involving profit margins, inflation rates and the assumed credit-adjusted risk-free interest rate.

Accounting for Asset Retirement Obligations also requires depreciation of the capitalized asset retirement cost and accretion of the asset retirement obligation over time. The depreciation will generally be determined on a units-of-production basis, whereas the accretion to be recognized will escalate over the life of the producing assets, typically as production declines.

The Company believes that the accounting estimates related to asset retirement obligations are “critical accounting estimates” because the Company must assess the expected amount and timing of asset retirement obligations. In addition, the Company must determine the estimated present value of future liabilities. Future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions.

Income Taxes

Deferred tax assets and liabilities are recognized using enacted tax rates for the estimated future tax effects of temporary differences between the book and tax basis of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. All available evidence, both positive and negative, must be considered in determining the need for a valuation allowance. At December 31, 2017, CONSOL Energy has deferred tax assets in excess of deferred tax liabilities of approximately $75 million. At December 31, 2017, CONSOL Energy had a valuation allowance of $1 million on deferred tax assets.

CONSOL Energy evaluates all tax positions taken on the state and federal tax filings to determine if the position is more likely than not to be sustained upon examination. For positions that meet the more likely than not to be sustained criteria, an evaluation to determine the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement is determined. A previously recognized tax position is reversed when it is subsequently determined that a tax position no longer meets the more likely than not threshold to be sustained. The evaluation of the sustainability of a tax position and the probable amount that is more likely than not is based on judgment, historical experience and on various other assumptions that CONSOL Energy believes are reasonable under the circumstances. The results of these estimates, that are not readily apparent from other sources, form the basis for recognizing an uncertain tax liability. Actual results could differ from those estimates upon subsequent resolution of identified matters.

The Company believes that accounting estimates related to income taxes are “critical accounting estimates” because the Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and exercise judgment regarding the amount of financial statement benefit to record for uncertain tax positions. When evaluating whether or not a valuation allowance must be established on deferred tax assets, the Company exercises judgment in determining whether it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of the evidence, a valuation allowance is needed, including carrybacks, tax planning strategies, reversal of deferred tax assets and liabilities and forecasted future taxable income. In making the determination related to uncertain tax positions, the Company considers the amounts and probabilities of the outcomes that could be realized upon ultimate settlement of an uncertain tax position using the facts, circumstances and information available at the reporting date to establish the appropriate amount of financial statement benefit. To the extent that an uncertain tax position or valuation allowance is established or increased or decreased during a period, the Company must include an expense or benefit within tax expense in the income statement. Future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions.

Contingencies

CONSOL Energy is currently involved in certain legal proceedings. The Company has accrued its estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with legal counsel involved in the defense of these matters and is based upon the nature of the lawsuit, progress of the case in court, view of legal counsel, prior experience in similar matters, and management's intended response. Future results of operations for any particular quarter or annual period could be materially affected by changes in the Company's assumptions or the outcome of these proceedings. Legal fees associated with defending these various lawsuits and claims are expensed when incurred.

The Company believes that the accounting estimates related to contingencies are “critical accounting estimates” because the Company must assess the probability of loss related to contingencies. In addition, the Company must determine the estimated present value of future liabilities. Future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions. See Note 20-Commitments and Contingent Liabilities in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for more information.

Coal Reserves

There are numerous uncertainties inherent in estimating quantities and values of economically recoverable coal reserves, including many factors beyond the Company's control. As a result, estimates of economically recoverable coal reserves are by their nature uncertain. Information about CONSOL Energy's reserves consists of estimates based on engineering, economic and geological data assembled and analyzed by the Company's staff. CONSOL Energy's coal reserves are periodically reviewed by an independent third party consultant. Some of the factors and assumptions which impact economically recoverable reserve estimates include:

•	geological conditions;

•	historical production from the area compared with production from other producing areas;

•	the assumed effects of regulations and taxes by governmental agencies;

•	assumptions governing future prices; and

•	future operating costs.

Each of these factors may in fact vary considerably from the assumptions used in estimating reserves. For these reasons, estimates of the economically recoverable quantities of coal attributable to a particular group of properties, and classifications of these reserves based on risk of recovery and estimates of future net cash flows, may vary substantially. Actual production, revenues and expenditures with respect to the Company's reserves will likely vary from estimates, and these variances may be material. See “Risk Factors” in Item 1A of this report for a discussion of the uncertainties in estimating CONSOL Energy's reserves.

Impairment of Long-lived Assets:

Impairment of long-lived assets is recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value. The carrying value of the assets is then reduced to its estimated fair value, which is usually measured based on an estimate of future discounted cash flows. There were no impairment losses recognized during the years ended December 31, 2017, 2016 and 2015.

Liquidity and Capital Resources

Historically, ParentCo provided capital, cash management and other treasury services to ParentCo's Coal Business, which ParentCo continued to provide until the separation was consummated on November 28, 2017. Following the separation, the Company's capital structure and sources of liquidity changed significantly from its historical capital structure. The Company will no longer participate in capital management with ParentCo; rather, the Company's ability to fund its cash needs will depend on its ongoing ability to generate and raise cash in the future. Transfers of cash, both to and from ParentCo’s centralized cash management system, are reflected as a component of Change in Parent Net Investment in the Consolidated Statements of Cash Flows.

The Company expects the cash flow generated from operations in 2018 to be comparable to 2017. The Company expects strong demand from the export and thermal domestic markets. Through consistent cost control measures, The Company expects to provide adequate cash flows to meet its maintenance capital requirements. The Company started the course refuse disposal area project in 2017, which is expected to continue through 2021. The Company's 2018 capital needs are expected to be between $125 million to $145 million, which is increased from 2017 levels due to additional capital expenditures related to the refuse disposal area project, as well as additional maintenance equipment and other purchases.

Uncertainty in the financial markets brings additional potential risks to CONSOL Energy. These risks include declines in the Company's stock price, less availability and higher costs of additional credit, potential counterparty defaults, and commercial bank failures. Financial market disruptions may impact the Company's collection of trade receivables. As a result, CONSOL Energy regularly monitors the creditworthiness of its customers and counterparties and manages credit exposure through payment terms, credit limits, prepayments and security. CONSOL Energy believes that its current group of customers is financially sound and represents no abnormal business risk

CONSOL Energy expects its ongoing sources of liquidity to include cash generated from operations, cash on hand, borrowings under the revolving credit facility and A/R Securitization facility (which are discussed below), and, if necessary, the issuance of additional equity or debt securities. The Company believes that cash generated from these sources will be sufficient to meet its short-term working capital requirements, long-term capital expenditure requirements, and debt servicing obligations, as well as to provide required letters of credit.

Following the separation, the Company owns an undivided interest in 75% of the PAMC and the Partnership owns the remaining undivided 25% interest of the PAMC. The Company has a 61.3% economic ownership interest in the Partnership through its various holdings of the general partner and limited partnership interests of the Partnership.

Cash Flows (in millions)

	For the Years Ended December 31,
	2017	2016	Change
Cash provided by operating activities	$248	$329	$(81)
Cash used in investing activities	$(57)	$(46)	$(11)
Cash used in financing activities	$(51)	$(277)	$226

Cash provided by operating activities decreased $81 million in the period-to-period comparison primarily due to a $75 million change in deferred taxes, as well as an increase in the gain on sale of assets year over year. Changes in working capital that occurred throughout both periods also contributed to the decrease in operating cash flows. These changes were offset, in part, by a $32 million increase in net income in the period-to-period comparison.

Cash used in investing activities increased $11 million in the period-to-period comparison. Capital expenditures increased $28 million primarily due to an increase in refuse expenditures. This was offset, in part, by increased proceeds from the sale of assets of $17 million, primarily related to the sale of surface rights and reserves.

Cash used in financing activities decreased $226 million in the period-to-period comparison. During the year ended December 31, 2017, $201 million of net payments were made under the Old Partnership Revolver, compared to net proceeds received during the year ended December 31, 2016 of $16 million. In connection with the separation and distribution, the Company entered into a revolving credit facility, a Term Loan A Facility, and a Term Loan B Facility, and issued Senior Secured Second Lien Notes. The net proceeds, including debt issuance fees, from these facilities were $760 million. Also in connection with the separation and distribution, the Company made a $425 million distribution to CNX Resources Corporation. Prior to the separation and distribution, the company's net distributions to ParentCo decreased $114 million.

Senior Secured Credit Facilities

In connection with the separation and distribution, the Company entered into a revolving credit facility with commitments up to $300 million (the “Revolving Credit Facility”), a Term Loan A Facility of up to $100 million (the “TLA Facility”) and a Term Loan B Facility of up to $400 million (the “TLB Facility”, and together with the Revolving Credit Facility and the TLA Facility, the “Senior Secured Credit Facilities”). Borrowings under the Company’s Senior Secured Credit Facilities bear interest at a floating rate which can be, at the Company’s option, either (i) LIBOR plus an applicable margin or (ii) an alternate base rate plus an applicable margin. The applicable margin for the Revolving Credit Facility and TLA Facility depends on the total net leverage ratio, whereas the applicable margin for the TLB Facility is fixed. The Revolving Credit and TLA Facilities mature on November 28, 2021. The TLB Facility matures on November 28, 2022. Starting with the quarter ending March 31, 2018, the TLA Facility will amortize in equal quarterly installments of (i) 3.75% of the original principal amount thereof, for the first eight quarterly installments, (ii) 6.25% of the original principal amount thereof for the subsequent four quarterly installments and (iii) 11.25% of the original principal amount thereof for the quarterly installments thereafter, with the remaining balance due at final maturity. Starting with the quarter ending March 31, 2018, the TLB Facility will amortize in equal quarterly installments in an amount equal to 0.25% per annum of the original principal amount thereof, with the remaining balance due at final maturity.

Obligations under the Senior Secured Credit Facilities are guaranteed by (i) all owners of the 75% undivided economic interest in the PAMC held by the Company, (ii) any other members of the Company’s group that own any portion of the collateral securing the Revolving Credit Facility, and (iii) subject to certain customary exceptions and agreed materiality thresholds, all other existing or future direct or indirect wholly owned restricted subsidiaries of the Company (excluding the Partnership and its wholly-owned subsidiaries). As currently contemplated, all obligations are secured by, subject to certain exceptions (including a limitation of pledges of equity interests in certain subsidiaries and certain thresholds with respect to real property), a first-priority lien on (i) the Company’s 75% undivided economic interest in the Pennsylvania Mining Complex, (ii) the limited partner units of the Partnership held by the Company, (iii) the equity interests in CONSOL Coal Resources GP LLC held by the Company (iv) the CONSOL Marine Terminal and (v) the 1.6 billion tons of Greenfield Reserves. The Senior Secured Credit Facilities contain a number of customary affirmative covenants. In addition, the Senior Secured Credit Facilities contain a number of negative covenants, including (subject to certain exceptions) limitations on (among other things): indebtedness, liens, investments, acquisitions, dispositions, restricted payments, and prepayments of junior indebtedness.

The Revolving Credit Facility and TLA Facility also include financial covenants, including (i) a maximum first lien gross leverage ratio, (ii) a maximum total net leverage ratio, and (iii) a minimum fixed charge coverage ratio. CONSOL Energy must maintain a maximum first lien gross leverage ratio covenant of no more than 2.25 to 1.00, measured quarterly, stepping down to 2.00 to 1.00 in March 2019 and 1.75 to 1.00 in March 2020. The maximum first lien gross leverage ratio is calculated as the ratio of Consolidated First Lien Debt to Consolidated EBITDA, excluding the Partnership. The maximum first lien gross leverage ratio was 1.58 to 1.00 at December 31, 2017. CONSOL Energy must maintain a maximum total net leverage ratio covenant of no more than 3.25 to 1.00, measured quarterly, stepping down to 3.00 to 1.00 in March 2019 and 2.75 to 1.00 in March 2020. The maximum total net leverage ratio is calculated as the ratio of Consolidated Indebtedness, minus Cash on Hand, to Consolidated EBITDA, excluding the Partnership. The maximum total net leverage ratio was 2.37 to 1.00 at December 31, 2017. Consolidated EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations, non-cash charges related to legacy employee liabilities and gains and losses on debt extinguishment, and includes cash distributions received from the Partnership and subtracts cash payments related to legacy employee liabilities. The facilities also include a minimum fixed charge coverage covenant of no less than 1.00 to 1.00, measured quarterly, stepping up to 1.05 to 1.00 in March 2020 and 1.10 to 1.00 in March 2021. The minimum fixed charge coverage ratio is calculated as the ratio of Consolidated EBITDA to Consolidated Fixed Charges, excluding the Partnership. Consolidated Fixed Charges, as used in the covenant calculation, includes cash interest payments, cash payments for income taxes, scheduled debt repayments, dividends paid, and Maintenance Capital Expenditures. Compliance with the minimum fixed charge coverage ratio is not required until the quarter ending March 31, 2018.

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

At December 31, 2017, the Revolving Credit Facility had no borrowings outstanding and $27 million of letters of credit outstanding, leaving $273 million of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.

Securitization Facility

On November 30, 2017, (1)(i) CONSOL Marine Terminals LLC, formerly known as CNX Marine Terminals LLC, as an originator of receivables, (ii) CONSOL Pennsylvania Coal Company LLC (“CONSOL Pennsylvania”), as an originator of receivables and as initial servicer of the receivables for itself and the other originators (collectively, the “Originators”), each a wholly owned subsidiary of CONSOL Energy, and (iii) CONSOL Funding LLC (the “SPV”), a Delaware special purpose entity and wholly owned subsidiary of CONSOL Energy, as buyer, entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) and (2)(i) CONSOL Thermal Holdings LLC, an indirect, wholly-owned subsidiary of the Partnership, as sub-originator (the “Sub-Originator”), and (ii) CONSOL Pennsylvania, as buyer and as initial servicer of the receivables for itself and the Sub-Originator, entered into a Sub-Originator Sale Agreement (the “Sub-Originator PSA”). In addition, on that date, the SPV entered into a Receivables Financing Agreement (the “Receivables Financing Agreement”) by and among (i) the SPV, as borrower, (ii) CONSOL Pennsylvania, as initial servicer, (iii) PNC Bank, as administrative agent, LC Bank and lender, and (iv) the additional persons from time to time party thereto as lenders. Together, the Purchase and Sale Agreement, the Sub-Originator PSA and the Receivables Financing Agreement establish the primary terms and conditions of an accounts receivable securitization program (the “Securitization”).

Pursuant to the Securitization, (i) the Sub-Originator will sell current and future trade receivables to CONSOL Pennsylvania and (ii) the Originators will sell and/or contribute current and future trade receivables (including receivables sold to CONSOL Pennsylvania by the Sub-Originator) to the SPV and the SPV will, in turn, pledge its interests in the receivables to PNC Bank, which will either make loans or issue letters of credit on behalf of the SPV. The maximum amount of advances and letters of credit outstanding under the Securitization may not exceed $100 million.

Loans under the Securitization will accrue interest at a reserve-adjusted LIBOR market index rate equal to the one-month Eurodollar rate. Loans and letters of credit under the Securitization also will accrue a program fee and a letter of credit participation fee, respectively, equal to 4.00% per annum. In addition, the SPV paid certain structuring fees to PNC Capital Markets LLC and will pay other customary fees to the lenders, including a fee on unused commitments equal to 0.60% per annum.

The SPV’s assets and credit are not available to satisfy the debts and obligations owed to the creditors of the CONSOL Energy, the Sub-Originator or any of the Originators. The Sub-Originator, the Originators and CONSOL Pennsylvania as servicer are independently liable for their own customary representations, warranties, covenants and indemnities. In addition, CONSOL Energy has guaranteed the performance of the obligations of the Sub-Originator, the Originators and CONSOL Pennsylvania as servicer, and will guarantee the obligations of any additional originators or successor servicer that may become party to the Securitization. However, neither CONSOL Energy nor its affiliates will guarantee collectability of receivables or the creditworthiness of obligors thereunder.

The Securitization contains various customary representations and warranties, covenants and default provisions which provide for the termination and acceleration of the commitments and loans under the Securitization in circumstances including, but not limited to, failure to make payments when due, breach of representation, warranty or covenant, certain insolvency events or failure to maintain the security interest in the trade receivables, and defaults under other material indebtedness.

At December 31, 2017, eligible accounts receivable totaled approximately $61 million. At December 31, 2017, the facility had no outstanding borrowings and $61 million of letters of credit outstanding, leaving no unused capacity. Costs associated with the receivables facility totaled $171 thousand for the year ended December 31, 2017. These costs have been recorded as financing fees which are included in Operating and Other Costs in the Consolidated Statements of Income. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.

11.00% Senior Secured Second Lien Notes due 2025

On November 13, 2017, the Company issued $300 million in aggregate principal amount of 11.00% Senior Secured Second Lien Notes due 2025 (the “Second Lien Notes”) pursuant to an indenture (the “Indenture”) dated as of November 13, 2017, by and between the Company and, UMB Bank, N.A., a national banking association, as trustee and collateral trustee (the “Trustee”). On November 28, 2017, certain subsidiaries of the Company executed a supplement to the Indenture and became party to the Indenture as a guarantor (the “Guarantors”). The Second Lien Notes are secured by second priority liens on substantially all of the assets of the Company and the Guarantors that are pledged and on a first-priority basis as collateral securing the Company’s obligations under the Senior Secured Credit Facilities (described above), subject to certain exceptions under the Indenture.

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

In December 2017, CONSOL Energy’s Board of Directors approved a program to repurchase, from time to time, the Company's outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025, in an aggregate amount of up to $50,000 through the period ending June 30, 2019. Under the terms of the program, CONSOL Energy is permitted to make repurchases in the open market, in privately negotiated transactions, accelerated repurchase programs or in structured share repurchase programs. Any repurchases of common stock or notes are to be funded from available cash on hand or short-term borrowings. The program does not obligate CONSOL Energy to acquire any particular amount of its common stock or notes, and can be modified or suspended at any time at the Company’s discretion. The program is conducted in compliance with applicable legal requirements and within the limits imposed by any credit agreement, receivables purchase agreement or indenture and is subject to market conditions and other factors. No shares or notes were repurchased under this program during the year ended December 31, 2017.

The Indenture contains covenants that will limit the ability of the Company and the Guarantors, to (i) incur, assume or guarantee additional indebtedness or issue preferred stock; (ii) create liens to secure indebtedness; (iii) declare or pay dividends on the Company’s common stock, redeem stock or make other distributions to the Company’s stockholders; (iv) make investments; (v) restrict dividends, loans or other asset transfers from the Company’s restricted subsidiaries; (vi) merge or consolidate, or sell, transfer, lease or dispose of substantially all of the Company’s assets; (vii) sell or otherwise dispose of certain assets, including equity interests in subsidiaries; (viii) enter into transactions with affiliates; and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If the Second Lien Notes achieve an investment grade rating from both Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. and no default under the Indenture exists, many of the foregoing covenants will terminate and cease to apply. The Indenture also contains customary events of default, including (i) default for 30 days in the payment when due of interest on the Notes; (ii) default in payment when due of principal of or premium, if any, on the Notes at maturity, upon redemption or otherwise; (iii) covenant defaults, (iv) cross-defaults to certain indebtedness and (v) certain events of bankruptcy or insolvency with respect to the Company or any of the Guarantors. If an event of default occurs and is continuing, the Trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Second Lien Notes may declare all the Notes to be due and payable immediately. If an event of default arises from certain events of bankruptcy or insolvency, with respect to the Company, any restricted subsidiary of the Company that is a significant subsidiary or any group of restricted subsidiaries of the Company that, taken together, would constitute a significant subsidiary, all outstanding Second Lien Notes will become due and payable immediately without further action or notice.

If the Company experiences certain kinds of changes of control, holders of the Second Lien Notes will be entitled to require the Company to repurchase all or any part of that holder’s Second Lien Notes pursuant to an offer on the terms set forth in the

Indenture. The Company will offer to make a cash payment equal to 101% of the aggregate principal amount of the Second Lien Notes repurchased plus accrued and unpaid interest on the Second Lien Notes repurchased to, but not including, the date of purchase, subject to the rights of holders of the Notes on the relevant record date to receive interest due on the relevant interest payment date.

The Second Lien Notes were issued in a private offering that is exempt from the registration requirements of the Securities Act, to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act.

Affiliated Company Credit Agreement with Partnership

On November 28, 2017, the Company also entered into an Affiliated Company Credit Agreement with the Partnership and certain of its subsidiaries (the “Partnership Credit Parties”) under which the Company provides as lender a revolving credit facility in an aggregate principal amount of up to $275 million to the Partnership Credit Parties. In connection with the completion of the separation, the Partnership drew an initial $201 million, the net proceeds of which were used to repay the Old Partnership Revolver and to provide working capital for the Partnership following the separation and for other general corporate purposes.

The Affiliated Company Credit Agreement matures on February 27, 2023. The collateral obligations under the Affiliated Company Credit Agreement generally mirror the Old Partnership Revolver, as does the list of entities that will act as guarantors thereunder. The Affiliated Company Credit Agreement is subject to financial covenants relating to a maximum first lien gross leverage ratio and a maximum total net leverage ratio, which will be calculated on a consolidated basis for the Partnership and its restricted subsidiaries at the end of each fiscal quarter. The Partnership was in compliance with each of these financial covenants at December 31, 2017. The Affiliated Company Credit Agreement also contains a number of customary affirmative covenants and negative covenants, including limitations on the ability of the Partnership to incur additional indebtedness, grant liens, and make investments, acquisitions, dispositions, restricted payments, and prepayments of junior indebtedness (subject to certain limited exceptions).

Contractual Obligations
CONSOL Energy is required to make future payments under various contracts. CONSOL Energy also has commitments to fund its pension plans, provide payments for other postretirement benefit plans, and fund capital projects. The following is a summary of the Company's significant contractual obligations at December 31, 2017 (in thousands):

	Payments due by Year
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-Term Debt	$19,318	$48,556	$433,411	$403,665	$904,950
Interest on Long-Term Debt	78,753	148,837	139,821	117,698	485,109
Capital (Finance) Lease Obligations	3,164	6,436	2,203	—	11,803
Interest on Capital (Finance) Lease Obligations	609	676	50	—	1,335
Operating Lease Obligations	73,223	53,646	33,153	21,796	181,818
Long-Term Liabilities—Employee Related (a)	65,519	121,348	116,452	544,927	848,246
Other Long-Term Liabilities (b)	186,274	47,318	40,205	154,187	427,984
Total Contractual Obligations (c)	$426,860	$426,817	$765,295	$1,242,273	$2,861,245
 _________________________

(a)
Employee related long-term liabilities include other post-employment benefits, work-related injuries and illnesses. Estimated salaried retirement contributions required to meet minimum funding standards under ERISA are excluded from the pay-out table due to the uncertainty regarding amounts to be contributed. CONSOL Energy does not expect to contribute to the pension in 2018.

(b)	Other long-term liabilities include mine reclamation and closure and other long-term liability costs.

(c)	The significant obligation table does not include obligations to taxing authorities due to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

Debt
At December 31, 2017, CONSOL Energy had total long-term debt and capital lease obligations of $909 million outstanding, including the current portion of long-term debt of $22 million. This long-term debt consisted of:

•
An aggregate principal amount of $400 million in connection with the Term Loan B (TLB) Facility, due in November 2022, less $8 million of unamortized bond discount. Borrowings under the TLB Facility bear interest at a floating rate.

•	An aggregate principal amount of $300 million of 11.00% senior secured second lien notes due in November 2025. Interest on the notes is payable May 15 and November 15 of each year.

•	An aggregate principal amount of $100 million in connection with the Term Loan A (TLA) Facility, due in November 2021. Borrowings under the TLA Facility bear interest at a floating rate.

•
An aggregate principal amount of $103 million of industrial revenue bonds which were issued to finance the Baltimore port facility and bear interest at 5.75% per annum and mature in September 2025. Interest on the industrial revenue bonds is payable March 1 and September 1 of each year. Payment of the principal and interest on the notes is guaranteed by CONSOL Energy.

•	Advance royalty commitments of $2 million with an average interest rate of 9.42% per annum.

•	An aggregate principal amount of $12 million of capital leases with a weighted average interest rate of 5.82% per annum.

At December 31, 2017, CONSOL Energy had no borrowings outstanding and approximately $27 million of letters of credit outstanding under the $300 million senior secured revolving credit facility. At December 31, 2017, CONSOL Energy had no borrowings outstanding and approximately $61 million of letters of credit outstanding under the $100 million securitization facility.
Total Equity and Dividends
Total equity attributable to CONSOL Energy was $344 million at December 31, 2017 and $800 million at December 31, 2016. See the Consolidated Statements of Stockholders' Equity in Item 8 of this Form 10-K for additional details.
The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy's Board of Directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CONSOL Energy's financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. The Company's senior secured credit facilities limit CONSOL Energy's ability to pay dividends when the Company's total net leverage ratio exceeds 2.00 to 1.00 and subject to an aggregate amount up to a cumulative credit calculation set forth in the facilities. The total net leverage ratio was 2.37 to 1.00 at December 31, 2017. The cumulative credit starts with $50 million and builds with excess cash flow commencing in 2018. The calculation of the total net leverage ratio excludes the Partnership. The credit facilities do not permit dividend payments in the event of default. The indenture to the senior secured second lien notes limits dividends when the Company's total net leverage ratio exceeds 2.00 to 1.00 and subject to an amount not to exceed an annual rate of 4.0% of the quoted public market value per share of such common stock at the time of the declaration. The indenture does not permit dividend payments in the event of default.
In connection with the separation and distribution, the Partnership entered into an intercompany loan arrangement with the Company with an initial outstanding balance of $201 million. The Partnership used the initial loan to repay outstanding borrowings under the prior revolving credit facility, which was then terminated. The new intercompany loan arrangement similarly limits the Partnership's ability to pay distributions to its unitholders (including the Company) when the Partnership's net leverage ratio exceeds 3.25 to 1.00 or the Partnership's first lien gross leverage ratio exceeds 2.75 to 1.00.
On January 25, 2018, the Board of Directors of CCR's general partner declared a cash distribution to the Partnership’s unitholders for the quarter ended December 31, 2017 of $0.5125 per common and subordinated unit. The cash distribution will be made on February 15, 2018 to the unit holders of record at the close of business on February 8, 2018.

Off-Balance Sheet Transactions
CONSOL Energy does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on CONSOL Energy’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Audited Consolidated Financial Statements. CONSOL Energy participates in the United Mine Workers of America (the “UMWA”) Combined Benefit Fund and the UMWA 1992 Benefit Plan which generally accepted accounting principles recognize on a pay-as-you-go basis. These benefit arrangements may result in additional liabilities that are not recognized on the Consolidated Balance Sheet at December 31, 2017. The various multi-employer benefit plans are discussed in Note 15—Other Employee Benefit Plans in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K. CONSOL Energy also uses a combination of surety bonds, corporate guarantees and letters of credit to secure its financial obligations for employee-related, environmental, performance and various other items which are not reflected on the Consolidated Balance Sheet at December 31, 2017. Management believes these items will expire without being funded. See Note 20—Commitments and Contingent Liabilities in the Notes to the Audited Consolidated Financial Statements included in Item 8 of this Form 10-K for additional details of the various financial guarantees that have been issued by CONSOL Energy.
Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Update 2017-09 - Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which reduces diversity in practice and cost and complexity when applying the guidance in this Topic to a change to the terms or conditions of a share-based payment award. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in the Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted. This guidance has been adopted and there was no material impact on the Company's financial statements.

In March 2017, the FASB issued Update 2017-07 - Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which improves the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendments in the Update require that an employer report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented separately from the service cost component and outside a subtotal of income from operations, if one is presented. Because the Company does not present an income from operations subtotal, that requirement is not applicable. For public entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year for which financial statements have not been issued. This guidance has been adopted and there was no material impact on the Company's financial statements.

In August 2016, the FASB issued Update 2016-15 - Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments relate to debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, and beneficial interests in securitization transactions. The Update also states that, in the absence of specific guidance for cash receipts and payments that have aspects of more than one class of cash flows, an entity should classify each separately identifiable source or use within the cash receipts and payments on the basis of their nature in financing, investing, or operating activities. In situations in which cash receipts or payments cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. The amendments in the Update will be applied using a retrospective transition method to each period presented and, for public entities, are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. This guidance has been adopted and there was no material impact on the Company's financial statements.

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

The new standards are effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as annual reporting periods beginning after December 15, 2016. Management has evaluated all contracts with particular attention to the impact from contracts that contain favorable electric power price related adjustments and contracts that span multiple years that have annual fixed pricing. We will adopt the new standard in 2018 using the modified retrospective approach on all contracts which were not completed as of the date of initial application and there was no material impact on the Company's financial statements. Further, we expect the impact of the adoption of the new standard to be immaterial to our net income on an ongoing basis, as the majority of our revenue will still be recognized when the product is shipped from our loading facility. The following factors outline management's position:

•
Most of our long-term contracts are for a stated range of coal at a stated rate per year, with any material price change from year-to-year being market-driven or inflationary, where no additional value is exchanged.

•	Contracts which contain favorable electric power price related adjustments also represent market-driven price adjustments wherein there is no additional value being exchanged.

•
Pricing on contracts which are variable based on contractual quality-related adjustments are industry standard practices, could be favorable or unfavorable to the Company, are indeterminable, and represent an immaterial portion of our overall revenue stream.

•	While we do expect to experience costs of obtaining contracts with amortization periods greater than one year, those costs would be immaterial to our net income.

In February 2016, the FASB issued Update 2016-02 - Leases (Topic 842), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Update 2016-02 does retain a distinction between finance leases and operating leases, which is substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. Retaining this distinction allows the recognition, measurement and presentation of expenses and cash flows arising from a lease to not significantly change from previous GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities, but to recognize lease expense on a straight-line basis over the lease term. For both financing and operating leases, the right-to-use asset and lease liability will be initially measured at the present value of the lease payments in the statement of financial position. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Management is currently evaluating the impact this guidance may have on the Company’s financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In addition to the risks inherent in operations, CONSOL Energy is exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding the Company's exposure to the risks related to changes in commodity prices, interest rates and foreign exchange rates.

Commodity Price Risk

CONSOL Energy is exposed to market price risk in the normal course of selling coal. CONSOL Energy sells coal in the spot market and under both short-term and multi-year contracts that may contain base prices subject to pre-established price adjustments that reflect (i) variances in the quality characteristics of coal delivered to the customer beyond threshold quality characteristics specified in the applicable sales contract, (ii) the actual calorific value of coal delivered to the customer, and/or (iii) changes in electric power prices in the markets in which the Company's customers operate, as adjusted for any factors set forth in the applicable contract.

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

Interest Rate Risk

CONSOL Energy's interest expense is sensitive to changes in the general level of interest rates in the United States. At December 31, 2017, CONSOL Energy had $408 million aggregate principal amount of debt outstanding under fixed-rate instruments, including unamortized debt issuance costs of $9 million, and $480 million of debt outstanding under variable-rate instruments, including unamortized debt issuance costs of $12 million. CONSOL Energy's primary exposure to market risk for changes in interest rates relates to the Company's senior secured credit facilities, under which there were $492 million of borrowings at December 31, 2017. A hypothetical 100 basis-point increase in the average rate for CONSOL Energy's senior secured credit facilities would decrease pre-tax future earnings by $5 million.

Foreign Exchange Rate Risk

All of CONSOL Energy’s transactions are denominated in U.S. dollars, and, as a result, the Company does not have material exposure to currency exchange-rate risks. However, because coal is sold internationally in U.S. dollars, general economic conditions in foreign markets and changes in foreign currency exchange rates may provide the Company's foreign competitors with a competitive advantage. If CONSOL Energy's competitors' currencies decline against the U.S. dollar or against the Company's foreign customers' local currencies, those competitors may be able to offer lower prices for coal to the Company's customers. Furthermore, if the currencies of CONSOL Energy's overseas customers were to significantly decline in value in comparison to the U.S. dollar, those customers may seek decreased prices for the coal the Company sells to them. Consequently, currency fluctuations could adversely affect the competitiveness of CONSOL Energy's coal in international markets.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CONSOL Energy Inc. and Subsidiaries
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of CONSOL Energy Inc. and Subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2017.
Pittsburgh, Pennsylvania
February 16, 2018

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2017	2016	2015
Revenue and Other Income:
Coal Revenue	$1,187,654	$1,065,582	$1,289,036
Terminal Revenue	60,066	31,464	30,967
Freight Revenue	73,692	46,468	20,499
Miscellaneous Other Income (Note 3)	73,279	82,120	68,193
Gain on Sale of Assets	17,212	5,228	13,025
Total Revenue and Other Income	1,411,903	1,230,862	1,421,720
Costs and Expenses:
Operating and Other Costs	886,709	877,177	699,594
Depreciation, Depletion and Amortization	172,002	178,122	195,337
Freight Expense	73,692	46,468	20,499
Selling, General and Administrative Costs	83,605	50,027	55,720
Interest Expense	26,098	14,053	7,544
Total Costs and Expenses	1,242,106	1,165,847	978,694
Earnings Before Income Tax	169,797	65,015	443,026
Income Tax Expense (Note 5)	87,228	14,565	125,605
Net Income	82,569	50,450	317,421
Less: Net Income Attributable to Noncontrolling Interest	14,940	8,954	10,410
Net Income Attributable to CONSOL Energy Shareholders	$67,629	$41,496	$307,011

Earnings per Share:
Total Basic Earnings per Share	$2.42	$1.48	$10.98
Total Dilutive Earnings per Share	$2.40	$1.48	$10.98

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Net Income	$82,569	$50,450	$317,421
Other Comprehensive Income (Loss):
Amortization of Prior Service Credits (net of tax: $1,076, $186, and $7,943)	(1,832)	(316)	(13,524)
Curtailment Gain (net of tax: $0, $0, $3,788)	—	—	(6,451)
Recognized Net Actuarial Loss (net of tax: $(9,039), $(8,524), $(43,732))	15,391	14,515	74,463
Settlement Loss (net of tax: $(2,312), $(8,213), $(7,050))	7,841	13,983	12,003
OPEB Plan Amendments (net of tax: $0, $10,420, $116,712)	—	(28,164)	(198,727)
Other Comprehensive Gain (Loss) before Reclassifications (net of tax: $(26,360), $24,232, $(25,916))	73,519	(31,427)	42,794
Other Comprehensive Income (Loss)	94,919	(31,409)	(89,442)

Comprehensive Income	$177,488	$19,041	$227,979

Less: Comprehensive Income Attributable to Noncontrolling Interests	14,896	9,216	10,410

Comprehensive Income Attributable to CONSOL Energy Inc. Shareholders	$162,592	$9,825	$217,569

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and Cash Equivalents	$153,979	$13,311
Accounts and Notes Receivable:
Trade	131,545	95,707
Other Receivables	36,552	23,320
Other Receivables - Related Party	—	34
Inventories (Note 7)	53,420	50,161
Prepaid Expenses	23,744	17,601
Total Current Assets	399,240	200,134
Property, Plant and Equipment (Note 8):
Property, Plant and Equipment	4,676,353	4,593,395
Less—Accumulated Depreciation, Depletion and Amortization	2,554,056	2,413,125
Total Property, Plant and Equipment—Net	2,122,297	2,180,270
Other Assets:
Deferred Income Taxes (Note 5)	75,065	184,579
Other	110,497	122,451
Total Other Assets	185,562	307,030
TOTAL ASSETS	$2,707,099	$2,687,434

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2017	December 31, 2016
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$109,100	$82,897
Current Portion of Long-Term Debt (Note 11 and Note 12)	22,482	4,076
Other Accrued Liabilities (Note 10)	290,627	292,121
Total Current Liabilities	422,209	379,094
Long-Term Debt:
Long-Term Debt (Note 11)	856,650	301,827
Capital Lease Obligations (Note 12)	8,639	11,812
Total Long-Term Debt	865,289	313,639
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions (Note 13)	554,099	659,474
Pneumoconiosis Benefits (Note 14)	149,868	108,073
Asset Retirement Obligations (Note 6)	228,343	246,279
Workers’ Compensation (Note 14)	66,648	65,932
Salary Retirement (Note 13)	52,960	99,872
Other	24,042	14,947
Total Deferred Credits and Other Liabilities	1,075,960	1,194,577
TOTAL LIABILITIES	2,363,458	1,887,310
Stockholders’ Equity:
Common Stock, $0.01 Par Value; 62,500,000 Shares Authorized, 27,973,281 Issued and Outstanding at December 31, 2017	280	—
Capital in Excess of Par Value	552,793	—
Retained (Deficit) Earnings	(43,713)	—
Parent Net Investment	—	1,057,694
Accumulated Other Comprehensive Loss	(305,100)	(400,063)
Total CONSOL Energy Inc. Stockholders’ Equity	204,260	657,631
Noncontrolling Interest	139,381	142,493
TOTAL EQUITY	343,641	800,124
TOTAL LIABILITIES AND EQUITY	$2,707,099	$2,687,434

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Parent Net Investment	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total CONSOL Energy Inc. Stockholders’ Equity	Non- Controlling Interest	Total Equity
December 31, 2014	$—	$—	$—	$1,525,142	$(278,950)	$—	$1,246,192	$—	$5,006,289
Net Income	—	—	—	307,011	—	—	307,011	10,410	317,421
Actuarially Determined Long-Term Liability Adjustments (Net of ($51,745) Tax)	—	—	—	—	(89,442)	—	(89,442)	—	(89,442)
Comprehensive (Loss) Income	—	—	—	307,011	(89,442)	—	217,569	10,410	227,979
Distributions to Noncontrolling Interest	—	—	—	—	—	—	—	(5,060)	(5,060)
Proceeds from Sale of MLP Interest	—	—	—	—	—	—	—	148,399	148,399
Net Parent Distributions	—	—	—	(555,671)	—	—	(555,671)	—	(555,671)
December 31, 2015	—	—	—	1,276,482	(368,392)	—	908,090	153,749	1,061,839
Net Income	—	—	—	41,496	—	—	41,496	8,954	50,450
Actuarially Determined Long-Term Liability Adjustments (Net of $18,101 Tax)	—	—	—	—	(31,671)	—	(31,671)	262	(31,409)
Comprehensive (Loss) Income	—	—	—	41,496	(31,671)	—	9,825	9,216	19,041
Amortization of Unit-Based Compensation Awards	—	—	—	—	—	—	—	1,185	1,185
Distributions to Noncontrolling Interest	—	—	—	—	—	—	—	(21,657)	(21,657)
Net Parent Distributions	—	—	—	(260,284)	—	—	(260,284)	—	(260,284)
December 31, 2016	—	—	—	1,057,694	(400,063)	—	657,631	142,493	800,124
Net Income	—	—	(43,713)	111,342	—	—	67,629	14,940	82,569
Actuarially Determined Long-Term Liability Adjustments (Net of $30,323 Tax)	—	—	—	—	94,963	—	94,963	(44)	94,919
Comprehensive (Loss) Income	—	—	(43,713)	111,342	94,963	—	162,592	14,896	177,488
Net Parent Distributions	—	—	—	(207,008)	—	—	(207,008)	—	(207,008)
Spin Distribution to CNX Resources	—	—	—	(425,000)		—	(425,000)	—	(425,000)
Separation Adjustments	—	537,028	—	(537,028)	—	—	—	—	—
Issuance of Common Stock	280	(280)	—	—	—	—	—	—	—
Amortization of Stock-Based Compensation Awards	—	16,212	—	—	—	—	16,212	5,873	22,085
Units/Shares Withheld for Taxes	—	(167)	—	—	—	—	(167)	(1,989)	(2,156)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	—	(21,892)	(21,892)
December 31, 2017	$280	$552,793	$(43,713)	$—	$(305,100)	$—	$204,260	$139,381	$343,641

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net Income	$82,569	$50,450	$317,421
Adjustments to Reconcile Net Income to Net Cash Provided By Continuing Operating Activities:
Depreciation, Depletion and Amortization	172,002	178,122	195,337
Stock/Unit-Based Compensation	22,085	12,895	8,406
Gain on Sale of Assets	(17,212)	(5,228)	(13,025)
Deferred Income Taxes	16,610	91,525	72,616
Changes in Operating Assets:
Accounts and Notes Receivable	(44,417)	(17,608)	63,764
Inventories	(3,259)	3,352	4,951
Prepaid Expenses	(2,877)	7,503	(485)
Changes in Other Assets	6,050	(10,652)	(60,346)
Changes in Operating Liabilities:
Accounts Payable	7,043	(4,152)	(575)
Other Operating Liabilities	46,421	24,913	(57,973)
Changes in Other Liabilities	(40,765)	(10,609)	(266,700)
Other	3,860	8,596	28,302
Net Cash Provided by Operating Activities	248,110	329,107	291,693
Cash Flows from Investing Activities:
Capital Expenditures	(81,413)	(53,600)	(143,053)
Proceeds from Sales of Assets	24,582	7,842	12,779
Net Cash Used in Investing Activities	(56,831)	(45,758)	(130,274)
Cash Flows from Financing Activities:
(Payments on) Proceeds from Miscellaneous Borrowings	(3,904)	431	(5,829)
Proceeds from PNC Term Loan A	100,000	—	—
Proceeds from PNC Term Loan B	392,147	—	—
Proceeds from Second Lien Notes	300,000	—	—
Net (Payments on) Proceeds from Revolver - MLP	(201,000)	16,000	185,000
Distributions to Noncontrolling Interest	(21,892)	(21,657)	(5,060)
Proceeds from Sale of MLP Interest	—	—	148,359
Units/Shares Withheld for Taxes	(2,156)	—	—
Spin Distribution to CNX Resources	(425,000)	—	—
Other Parent Net Distributions	(156,502)	(270,969)	(461,051)
Debt Issuance and Financing Fees	(32,304)	(482)	(16,336)
Net Cash Used in Financing Activities	(50,611)	(276,677)	(154,917)
Net Increase in Cash and Cash Equivalents	140,668	6,672	6,502
Cash and Cash Equivalents at Beginning of Period	13,311	6,639	137
Cash and Cash Equivalents at End of Period	$153,979	$13,311	$6,639

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES:

Unless otherwise indicated or except where the context otherwise requires, references to “we,” “our,” “us,” “our Company,” “the Company” and “CONSOL Energy” refer to CONSOL Energy Inc. and its subsidiaries on or after November 28, 2017 and to CONSOL Mining Corporation and its subsidiaries prior to November 28, 2017, except to the extent of any discussion of the financial condition, results of operations, cash flows, and other business activities of the Company on or prior to November 28, 2017 that relate specifically to the Coal Business, in which case such references shall be to the Predecessor.

A summary of the significant accounting policies of CONSOL Energy Inc. and subsidiaries (“CONSOL Energy” or “the Company”) is presented below. These, together with the other notes that follow, are an integral part of the Consolidated Financial Statements.
Basis of Consolidation
The Consolidated Financial Statements include the accounts of CONSOL Energy Inc., and its wholly owned and majority-owned and/or controlled subsidiaries. The portion of these entities that is not owned by the Company is presented as non-controlling interest. All significant intercompany transactions and accounts have been eliminated in consolidation.

Prior to the separation and distribution, CONSOL Energy did not operate as a separate, standalone entity. The Company's operations were included in ParentCo's financial results. Accordingly, for all periods prior to the separation and distribution, the accompanying Consolidated Financial Statements were prepared from ParentCo's historical accounting records and were presented on a standalone basis as if the Company's operations had been conducted independently from ParentCo. Such Consolidated Financial Statements include the historical operations that were considered to comprise the Company's businesses, as well as certain assets and liabilities that were historically held at ParentCo's corporate level but were specifically identifiable or otherwise attributable to the Company. ParentCo's net investment in these operations is reflected as Parent Net Investment in the accompanying Consolidated Financial Statements. All significant intercompany transactions between ParentCo and the Company were included within Parent Net Investment in the accompanying Consolidated Financial Statements.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as various disclosures. Actual results could differ from those estimates. The most significant estimates included in the preparation of the consolidated financial statements are related to other postretirement benefits, coal workers' pneumoconiosis, workers' compensation, salary retirement benefits, stock-based compensation, asset retirement obligations, deferred income tax assets and liabilities, contingencies and the values of coal properties.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term securities with original maturities of three months or less.
Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. CONSOL Energy reserves for specific accounts receivable when it is probable that all or a part of an outstanding balance will not be collected, such as customer bankruptcies. Collectability is determined based on terms of sale, credit status of customers and various other circumstances. CONSOL Energy regularly reviews collectability and establishes or adjusts the allowance as necessary using the specific identification method. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Reserves for uncollectable amounts were not material in the periods presented. In addition, there were no material financing receivables with a contractual maturity greater than one year at December 31, 2017 or 2016.

Inventories
Inventories are stated at the lower of cost or net realizable value. The cost of coal inventories is determined by the first-in, first-out (FIFO) method. Coal inventory costs include labor, supplies, equipment costs, operating overhead, depreciation, depletion, amortization, and other related costs. The cost of supplies inventory is determined by the average cost method and includes operating and maintenance supplies to be used in the Company's coal operations.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost upon acquisition. Expenditures which extend the useful lives of existing plant and equipment are capitalized. Interest costs applicable to major asset additions are capitalized during the construction period. Costs of additional mine facilities required to maintain production after a mine reaches the production stage, generally referred to as “receding face costs,” are expensed as incurred; however, the costs of additional airshafts and new portals are capitalized. Planned major maintenance costs which do not extend the useful lives of existing plant and equipment are expensed as incurred.

Coal exploration costs are expensed as incurred. Coal exploration costs include those incurred to ascertain existence, location, extent or quality of ore or minerals before beginning the development stage of the mine.

Costs of developing new underground mines and certain underground expansion projects are capitalized. Underground development costs, which are costs incurred to make the mineral physically accessible, include costs to prepare property for shafts, driving main entries for ventilation, haulage, personnel, construction of airshafts, roof protection and other facilities.

Airshafts and capitalized mine development associated with a coal reserve are amortized on a units-of production basis as the coal is produced so that each ton of coal is assigned a portion of the unamortized costs. We employ this method to match costs with the related revenues realized in a particular period. Rates are updated when revisions to coal reserve estimates are made. Coal reserve estimates are reviewed when information becomes available that indicates a reserve change is needed, or at a minimum once a year. Any material effect from changes in estimates is disclosed in the period the change occurs. Amortization of development cost begins when the development phase is complete and the production phase begins. At an underground mine, the end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase.

Coal reserves are either owned in fee or controlled by lease. The duration of the leases vary; however, the lease terms generally are extended automatically to the exhaustion of economically recoverable reserves, as long as active mining continues. Coal interests held by lease provide the same rights as fee ownership for mineral extraction and are legally considered real property interests. Depletion of leased coal interests is computed using the units-of-productions method over proven and probable coal reserves. The Company also makes advance payments (advanced mining royalties) to lessors under certain lease agreements that are recoupable against future production, and it makes payments that are generally based upon a specified rate per ton or a percentage of gross realization from the sale of the coal. The Company evaluates its properties periodically for impairment issues or whenever events or circumstances indicate that the carrying amount may not be recoverable.

Costs to obtain coal lands are capitalized based on the cost at acquisition and are amortized using the units-of-production method over all estimated proven and probable reserve tons assigned and accessible to the mine. Proven and probable coal reserves are calculated on a clean coal ton equivalent, which excludes non-recoverable coal reserves and anticipated central preparation plant processing refuse. Rates are updated when revisions to coal reserve estimates are made. Coal reserve estimates are reviewed when events and circumstances indicate a reserve change is needed, or at a minimum once a year. Amortization of coal interests begins when the coal reserve is produced. At an underground mine, a ton is considered produced once it reaches the surface area of the mine. Any material effect from changes in estimates is disclosed in the period the change occurs.

Advance mining royalties are advance payments made to lessors under terms of mineral lease agreements that are recoupable against future production using the units-of-production method. Depletion of leased coal interests is computed using the units-of-production method over proven and probable coal reserves. Advance mining royalties and leased coal interests are evaluated periodically, or at a minimum once a year, for impairment issues or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Any revisions are accounted for prospectively as changes in accounting estimates.

When properties are retired or otherwise disposed, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposition is recognized in Gain (Loss) on Sale of Assets in the Consolidated Statements of Income.

Depreciation of plant and equipment is calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

Years
Buildings and improvements	10 to 45
Machinery and equipment	3 to 25
Leasehold improvements	Life of Lease

Costs for purchased and internally developed software are expensed until it has been determined that the software will result in probable future economic benefits and management has committed to funding the project. Thereafter, all direct costs of materials and services incurred in developing or obtaining software, including certain payroll and benefit costs of employees associated with the project, are capitalized and amortized using the straight-line method over the estimated useful life which does not exceed seven years.

Capitalization of Interest

Interest costs associated with the development of significant properties and projects are capitalized until the project is substantially complete and ready for its intended use. A weighted average cost of borrowing rate is used. For the years ended December 31, 2017, 2016, and 2015, capitalized interest totaled $1,444, $1,372 and $2,488, respectively.

Impairment of Long-lived Assets

Impairment of long-lived assets is recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value. The carrying value of the assets is then reduced to its estimated fair value which is usually measured based on an estimate of future discounted cash flows. CONSOL Energy did not record any impairments for the years ended December 31, 2017, 2016, or 2015.
Income Taxes
Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in CONSOL Energy's financial statements or tax returns. The provision for income taxes represents income taxes paid or payable for the current year and the change in deferred taxes, excluding the effects of acquisitions during the year. Deferred taxes result from differences between the financial and tax bases of CONSOL Energy's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a deferred tax benefit will not be realized.
CONSOL Energy evaluates all tax positions taken on the state and federal tax filings to determine if the position is more likely than not to be sustained upon examination. For positions that do not meet the more likely than not to be sustained criteria, the Company determines, on a cumulative probability basis, the largest amount of benefit that is more likely than not to be realized upon ultimate settlement. A previously recognized tax position is reversed when it is subsequently determined that a tax position no longer meets the more likely than not threshold to be sustained. The evaluation of the sustainability of a tax position and the probable amount that is more likely than not is based on judgment, historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. The results of these estimates, that are not readily apparent from other sources, form the basis for recognizing an uncertain tax position liability. Actual results could differ from those estimates upon subsequent resolution of identified matters.

Parent Net Investment

Parent Net Investment is primarily comprised of the Predecessor’s undivided interest in (i) ParentCo's initial investment in CONSOL Energy (and any subsequent adjustments thereto); (ii) the accumulated net earnings; (iii) net transfers to or from the Predecessor, including those related to cash management functions that were performed by the Predecessor; (iv) non-cash changes in financing arrangements, including the conversion of certain related party liabilities into Parent Net Investment and stock-based compensation; and (v) corporate cost allocations.

Postretirement Benefits Other Than Pensions
Postretirement benefit obligations established by the Coal Industry Retiree Health Benefit Act of 1992 (the Coal Act) are treated as a multi-employer plan which requires expense to be recorded for the associated obligations as payments are made. Postretirement benefits other than pensions, except for those established pursuant to the Coal Act, are accounted for in accordance with the Retirement Benefits Compensation and Non-retirement Postemployment Benefits Compensation Topics of the FASB Accounting Standards Codification, which requires employers to accrue the cost of such retirement benefits for the employees' active service periods. Such liabilities are determined on an actuarial basis and CONSOL Energy administers these liabilities through a combination of self-insured and fully insured agreements. Differences between actual and expected results or changes in the value of obligations are recognized through Other Comprehensive Income.
Pneumoconiosis Benefits and Workers' Compensation
CONSOL Energy is required by federal and state statutes to provide benefits to certain current and former totally disabled employees or their dependents for awards related to coal workers' pneumoconiosis. CONSOL Energy is also required by various state statutes to provide workers' compensation benefits for employees who sustain employment-related physical injuries or some types of occupational disease. Workers' compensation benefits include compensation for their disability, medical costs, and on some occasions, the cost of rehabilitation. CONSOL Energy is primarily self-insured for these benefits. Provisions for estimated benefits are determined on an actuarial basis.

Asset Retirement Costs

Mine closing costs and costs associated with dismantling and removing de-gasification facilities are accrued using the accounting treatment prescribed by the Asset Retirement and Environmental Obligations Topic of the FASB Accounting Standards Codification. This topic requires the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. Generally, the capitalized asset retirement cost is depreciated on a units-of-production basis. Accretion of the asset retirement obligation is recognized over time and generally will escalate over the life of the producing asset, typically as production declines. Accretion is included in Operating and Other Costs on the Consolidated Statements of Income. Asset retirement obligations primarily relate to the closure of mines, which includes treatment of water and the reclamation of land upon exhaustion of coal reserves. Accrued mine closing costs, perpetual care costs, reclamation and costs associated with dismantling and removing de-gasification facilities are regularly reviewed by management and are revised for changes in future estimated costs and regulatory requirements.
Subsidence
Subsidence occurs when there is sinking or shifting of the ground surface due to the removal of underlying coal. Areas affected may include, although are not limited to, streams, property, roads, pipelines and other land and surface structures. Total estimated subsidence claims are recognized in the period when the related coal has been extracted and are included in Operating and Other Costs on the Consolidated Statements of Income and Other Accrued Liabilities on the Consolidated Balance Sheets. On occasion, CONSOL Energy prepays the estimated damages prior to undermining the property, in return for a release of liability. Prepayments are included as assets and either recognized as Prepaid Expenses or in Other Assets on the Consolidated Balance Sheets if the payment is made less than or greater than one year, respectively, prior to undermining the property.
Retirement Plans
CONSOL Energy has non-contributory defined benefit retirement plans. Effective December 31, 2015, CONSOL's qualified defined benefit retirement plan was frozen. The benefits for these plans are based primarily on years of service and employees' pay. These plans are accounted for using the guidance outlined in the Compensation - Retirement Benefits Topic of the FASB Accounting Standards Codification. The cost of these retiree benefits are recognized over the employees' service periods. CONSOL Energy uses actuarial methods and assumptions in the valuation of defined benefit obligations and the determination of expense. Differences between actual and expected results or changes in the value of obligations and plan assets are recognized through Other Comprehensive Income.

Stock-Based Compensation

Eligible CONSOL Energy employees have historically participated in equity-based compensation plans. CONSOL Energy recognizes compensation expense for all stock-based compensation awards based on the grant date fair value estimated in accordance with the provisions of the Stock Compensation Topic of the FASB Accounting Standards Codification. CONSOL

Energy recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the award's vesting term. The compensation expense recorded by CONSOL Energy, in all periods presented, includes the expense associated with employees historically attributable to CONSOL Energy operations as well as the operations of its predecessor.

Under the CCR 2015 Long-Term Incentive Plan (the LTIP), the General Partner issued long-term equity based awards intended to compensate the recipients thereof based on the performance of CCR’s common units and the recipients' continued service during the vesting period, as well as to align CCR’s long-term interests with those of the unitholders. The LTIP limits the number of units that may be delivered pursuant to vested awards to 2,300,000 common units, subject to proportionate adjustment in the event of unit splits and similar events. Common units subject to awards that are canceled, forfeited, withheld to satisfy exercise prices or tax withholding obligations or otherwise terminated without delivery of the common units will be available for delivery pursuant to other awards.

The General Partner has also granted equity-based phantom units that vest over a period of a director’s continued service. The phantom units will be paid in common units or an amount of cash equal to the fair market value of a unit based on the vesting date. The awards may accelerate upon a change in control of CCR. Compensation expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting term.

Revenue Recognition

Revenues are recognized when title passes to the customers and the price is fixed and determinable. For domestic coal sales, this generally occurs when coal is loaded at the mine or at offsite storage locations. For export coal sales, this generally occurs when coal is loaded onto marine vessels at terminal locations. Coal contract price per ton is fixed and determinable prior to the passage of coal title. Except for normal quality adjustments and positive electric power price related adjustments, none of the Company’s coal sales contracts allow for retroactive adjustments to pricing after title to the coal has passed. These adjustments were not material for any of the periods presented. Revenues for coal sold that relate to production under royalty contracts are recorded on a gross basis.

Freight Revenue and Expense

Shipping and handling costs invoiced to coal customers and paid to third-party carriers are recorded as Freight Revenue and Freight Expense, respectively.

Contingencies

From time to time, CONSOL Energy, or its subsidiaries, is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations (including environmental remediation), employment and contract disputes, and other claims and actions, arising out of the normal course of business. Liabilities are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Estimates are developed through consultation with legal counsel involved in the defense of these matters and are based upon the nature of the lawsuit, progress of the case in court, view of legal counsel, prior experience in similar matters and management's intended response. Environmental liabilities are not discounted or reduced by possible recoveries from third-parties. Legal fees associated with defending these various lawsuits and claims are expensed when incurred.
Earnings per Share
Basic earnings per share are computed by dividing net income attributable to CONSOL Energy Shareholders by the weighted average shares outstanding during the reporting period. Dilutive earnings per share are computed similarly to basic earnings per share, except that the weighted average shares outstanding are increased to include additional shares from restricted stock units and performance share units, if dilutive. The number of additional shares is calculated by assuming that outstanding restricted stock units and performance share units were released, and that the proceeds from such activities were used to acquire shares of common stock at the average market price during the reporting period.

The table below sets forth the share-based awards that have been excluded from the computation of the diluted earnings per share because their effect would be anti-dilutive:

	For the Years Ended
	December 31,
	2017	2016	2015
Anti-Dilutive Restricted Stock Units	1,469	—	—
	1,469	—	—
The computations for basic and dilutive earnings per share are as follows:

	For the Years Ended
Amounts in thousands, except per share data	December 31,
	2017	2016	2015
Numerator:
Net Income	$82,569	$50,450	$317,421
Less: Net Income Attributable to Noncontrolling Interest	14,940	8,954	10,410
Net Income Attributable to CONSOL Energy Shareholders	$67,629	$41,496	$307,011

Denominator:
Weighted-average shares of common stock outstanding	27,968	27,968	27,968
Effect of dilutive shares	206	—	—
Weighted-average diluted shares of common stock outstanding	28,174	27,968	27,968

Earnings Per Share:
Basic	$2.42	$1.48	$10.98
Dilutive	$2.40	$1.48	$10.98
In 2016 and 2015, the Earnings Per Share included on the accompanying Consolidated Statements of Income was calculated based on the 27,968 shares of CONSOL Energy common stock distributed in conjunction with the completion of the separation and is considered pro forma in nature. Prior to November 28, 2017, CONSOL Energy did not have any issued or outstanding common stock.
Shares of common stock outstanding were as follows:

Amounts in thousands	2017	2016	2015
Balance, Beginning of Year	—	—	—
Issuance Related to Separation and Distribution (1)	27,968	—	—
Issuance Related to Stock-Based Compensation (2)	5	—	—
Balance, End of Year	27,973	—	—

(1)	See Note 2 - Separation from CNX Resources Corporation for additional information.

(2)	See Note 16 - Stock-Based Compensation for additional information.

Recent Accounting Pronouncements

In May 2017, the FASB issued Update 2017-09 - Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which reduces diversity in practice and cost and complexity when applying the guidance in this Topic to a change to the terms or conditions of a share-based payment award. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in the Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted. This guidance has been adopted and there was no material impact on the Company's financial statements.

In March 2017, the FASB issued Update 2017-07 - Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which improves the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendments in the Update require that an employer report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented separately from the service cost component and outside a subtotal of income from operations, if one is presented. Because the Company does not present an income from operations subtotal, that requirement is not applicable. For public entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year for which financial statements have not been issued. This guidance has been adopted and there was no material impact on the Company's financial statements.

In August 2016, the FASB issued Update 2016-15 - Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments relate to debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, and beneficial interests in securitization transactions. The Update also states that, in the absence of specific guidance for cash receipts and payments that have aspects of more than one class of cash flows, an entity should classify each separately identifiable source or use within the cash receipts and payments on the basis of their nature in financing, investing, or operating activities. In situations in which cash receipts or payments cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. The amendments in the Update will be applied using a retrospective transition method to each period presented and, for public entities, are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. This guidance has been adopted and there was no material impact on the Company's financial statements.

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

The new standards are effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as annual reporting periods beginning after December 15, 2016. Management has evaluated all contracts with particular attention to the impact from contracts that contain favorable electric power price related adjustments and contracts that span multiple years that have annual fixed pricing. We adopted the new standard in 2018 using the modified retrospective approach on all contracts which were not completed as of the date of initial application and there was no material impact on the Company's financial statements. Further, we expect the impact of the adoption of the new standard to be immaterial to our net income on an ongoing basis, as the majority of our revenue will still be recognized when the product is shipped from our loading facility. The following factors outline management's position:

•
Most of our long-term contracts are for a stated range of coal at a stated rate per year, with any material price change from year-to-year being market-driven or inflationary, where no additional value is exchanged.

•	Contracts which contain favorable electric power price related adjustments also represent market-driven price adjustments wherein there is no additional value being exchanged.

•
Pricing on contracts which are variable based on contractual quality-related adjustments are industry standard practices, could be favorable or unfavorable to the Company, are indeterminable, and represent an immaterial portion of our overall revenue stream.

•	While we do expect to experience costs of obtaining contracts with amortization periods greater than one year, those costs would be immaterial to our net income.

In February 2016, the FASB issued Update 2016-02 - Leases (Topic 842), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Update 2016-02 does retain a distinction between finance leases and operating leases, which is substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. Retaining this distinction allows the recognition, measurement and presentation of expenses and cash flows arising from a lease to not significantly change from previous GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities, but to recognize lease expense on a straight-line basis over the lease term. For both financing and operating leases, the right-to-use asset and lease liability will be initially measured at the present value of the lease payments in the statement of financial position. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Management is currently evaluating the impact this guidance may have on the Company’s financial statements.

Subsequent Events

The Company has evaluated all subsequent events through the date the financial statements were issued. No material recognized or non-recognizable subsequent events were identified.

NOTE 2—SEPARATION FROM CNX RESOURCES CORPORATION:
In December 2016, CNX announced its intent to separate into two independent, publicly-traded companies - an independently traded coal company and an independently traded oil and natural gas exploration and production company focused on Appalachian area natural gas and liquids activities, including production, gathering, processing and acquisition of natural gas properties in the Appalachian Basin.

In anticipation of the separation, CONSOL Energy was originally formed as CONSOL Mining Corporation in Delaware on June 21, 2017 to hold all of ParentCo’s Coal Business, including its interest in the Pennsylvania Mining Complex, and certain related coal assets, including ParentCo’s ownership interest in CNX Coal Resources LP, which owns a 25% undivided interest stake in PAMC, the CONSOL Marine Terminal and undeveloped coal reserves (Greenfield Reserves) located in the Northern Appalachian, Central Appalachian and Illinois basins and certain related coal assets and liabilities (the Coal Business). The Registration Statement on Form 10 (as amended) filed by the Company with the SEC describes the Company and the assets and liabilities that comprise the Coal Business that it now owns after completion of the separation and distribution. The Form 10 was declared effective by the SEC on November 3, 2017.

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

In connection with the separation and distribution, CONSOL Mining Corporation and ParentCo entered into a separation and distribution agreement on November 28, 2017 that identified the assets of the Coal Business that were transferred to CONSOL Mining Corporation, the liabilities that were assumed and the contracts that were transferred to each of CONSOL Mining Corporation and ParentCo as part of the separation into two companies. The agreement also implemented the legal and structural separation between the two companies. ParentCo and the Company also entered into additional ancillary agreements that govern the relationship between the two companies after the completion of the separation and distribution, and allocate between GasCo and the Company various assets, liabilities and obligations, including, among other things, employee benefits, environmental liabilities, intellectual property, and tax-related assets and liabilities. These additional agreements included a tax matters agreement, employee matters agreement, transition services agreement and certain agreements related to intellectual property.

NOTE 3—MISCELLANEOUS OTHER INCOME:

	For the Years Ended December 31,
	2017	2016	2015
Royalty Income - Non-Operated Coal	$28,089	$19,739	$15,356
Rental Income	14,114	34,789	36,908
Purchased Coal Sales	13,161	5,757	1,596
Coal Contract Buyout	9,912	6,288	—
Interest Income	2,619	1,166	410
Right of Way Issuance	2,436	11,281	10,827
Other	2,948	3,100	3,096
Miscellaneous Other Income	$73,279	$82,120	$68,193

NOTE 4— STOCK REPURCHASE:

In December 2017, CONSOL Energy’s Board of Directors approved a program to repurchase, from time to time, the Company's outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025, in an aggregate amount of up to $50,000 through the period ending June 30, 2019. Under the terms of the program, CONSOL Energy is permitted to make repurchases in the open market, in privately negotiated transactions, accelerated repurchase programs or in structured share repurchase programs. Any repurchases of common stock or notes are to be funded from available cash on hand or short-term borrowings. The program does not obligate CONSOL Energy to acquire any particular amount of its common stock or notes, and can be modified or suspended at any time at the Company’s discretion. The program is conducted in compliance with applicable legal requirements and within the limits imposed by any credit agreement, receivables purchase agreement or indenture and is subject to market conditions and other factors. No shares or notes were repurchased under this program during the year ended December 31, 2017.

NOTE 5—INCOME TAXES:

The components of income tax expense (benefit) were as follows:

	For The Years Ended December 31,
	2017	2016	2015
Current:
U.S. Federal	$65,856	$(76,447)	$49,435
U.S. State	2,732	(1,924)	2,591
Non-U.S.	2,030	1,411	963
	70,618	(76,960)	52,989
Deferred:
U.S. Federal	17,397	89,268	66,187
U.S. State	(787)	2,257	6,429
	16,610	91,525	72,616

Total Income Tax Expense	$87,228	$14,565	$125,605

A reconciliation of income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate of 35% to income from operations before income tax is:

	For the Years Ended December 31,
	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$59,429	35.0%	$22,755	35.0%	$155,059	35.0%
State income taxes, net of federal tax benefit	1,264	0.7	997	1.5	6,767	1.5
Excess tax depletion	(24,216)	(14.3)	(21,856)	(33.6)	(27,720)	(6.3)
Effect of domestic production activities	(6,493)	(3.8)	1,621	2.5	(4,933)	(1.1)
Effect of change in U.S. tax law	58,558	34.5	—	—	—	—
IRS and state tax examination settlements	—	—	13,958	21.5	—	—
Effect of valuation allowance	1,379	0.8	—	—	—	—
Other	(2,693)	(1.6)	(2,910)	(4.5)	(3,568)	(0.8)
Income Tax Expense / Effective Rate	$87,228	51.3%	$14,565	22.4%	$125,605	28.3%

Significant components of deferred tax assets and liabilities were as follows:

	December 31,
	2017	2016
Deferred Tax Asset:
Postretirement benefits other than pensions	$131,354	$255,507
Asset retirement obligations	51,415	99,467
Pneumoconiosis benefits	36,160	43,371
Workers' compensation	16,778	28,530
Mine subsidence	15,322	39,251
Salary retirement	12,465	37,498
State bonus, net of Federal	4,473	3,175
Long-term disability	3,375	6,358
Other	7,924	8,042
Total Deferred Tax Asset	279,266	521,199
Valuation Allowance	(1,379)	—
Net Deferred Tax Asset	277,887	521,199

Deferred Tax Liability:
Property, plant and equipment	(174,806)	(256,947)
Equity Partnerships	(17,991)	(67,498)
Advance mining royalties	(10,025)	(12,175)
Total Deferred Tax Liability	(202,822)	(336,620)

Net Deferred Tax Asset	$75,065	$184,579

A gross state net operating loss carryforward of $4,584 was generated during the current year, resulting in a deferred tax asset of $81. This NOL is principally related to Pennsylvania and Maryland, and will expire in 2037.

As required by U.S. GAAP, a valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Management must review all available evidence, both positive and negative, in determining the need for a valuation allowance. For the years ended December 31, 2017 and 2016, positive evidence considered included pretax cumulative income over the past three years, reversals of financial to tax temporary differences, and the implementation of and/or ability to employ various tax planning strategies. Negative evidence included the tax loss generated in the current year and the ability to fully utilize certain tax assets as a result of enactment of Public Law 115-97, commonly known as the Tax Cuts and Jobs Act. Management assessed both the federal and deferred state tax attributes for all subsidiaries during the period. After considering all available evidence, both positive and negative, management determined that a valuation allowance of $1,379 is necessary.

On December 22, 2017, the President of the United States signed Public Law 115-97 “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018,” commonly referred to as the Tax Cuts and Jobs Act (“Tax Bill”). Under U.S. GAAP, the effects of new legislation are recognized upon enactment, which, for federal legislation, is the date the President signs a bill into law. Accordingly, recognition of the tax effects of the Tax Bill is required in the interim and annual periods that include December 22, 2017. The SEC also released Staff Accounting Bulletin 118 on December 22, 2017. This bulletin clarifies certain aspects of ASC 740 and provides a three-step process for applying ASC 740. First, a company must reflect in its financial statements the income tax effects of the Tax Bill on items for which the company can make a complete assessment. Next, a measurement period not to exceed one year is provided for a company to report provisional amounts of the income tax effects of the Tax Bill for items for which the company’s assessment is incomplete, but for which it can make a reasonable estimate. A company may adjust provisional amounts as it obtains additional information in subsequent reporting periods. Finally, for items for which a company cannot make a reasonable estimate, a company is not required to report provisional amounts and will continue to apply ASC 740 based on tax law existing immediately before December 22, 2017. A company is required to report provisional amounts for these items in the first reporting period in which the company is able to make a reasonable estimate of the income tax effects of the Tax Bill.
The Company has evaluated the impact of the Tax Bill and has recorded the following provisional impacts in its financial statements. The net deferred tax asset on CONSOL Energy's balance sheet has been reduced by approximately $58,558 to a balance of $76,444 before the valuation allowance adjustment as a result of the federal corporate income tax rate being reduced from 35%

to 21% for all periods after December 31, 2017. The Tax Cuts and Jobs Act is a comprehensive tax reform bill containing a number of provisions that either currently or in the future could impact the Company. Examples include the ability to fully expense certain depreciable property, and the limitation on the deductibility of business interest expense. As a result, the Company continues to evaluate all applicable provisions of the Tax Bill during the measurement period.
The Company utilizes the “more likely than not” standard in recognizing a tax benefit in its financial statements. For the years ended December 31, 2017 and 2016, the Company did not have any unrecognized tax benefits. If accrual for interest or penalties is required, it is the Company’s policy to include these as a component of income tax expense.
The Company is subject to taxation in the United States, as well as various states and Canada, as well as various provinces. Under the provisions of the tax matters agreement signed on November 28, 2017 by and between CONSOL Energy Inc. (Parent) and CONSOL Mining Corporation (Company), certain subsidiaries of the Company are subject to examination for tax years for the period January 1, 2015 through December 31, 2017 for certain state and foreign returns. Further, the Company is subject to examination for the period November 28, 2017 through December 31, 2017 for federal and certain state returns.
NOTE 6—ASSET RETIREMENT OBLIGATIONS:
CONSOL Energy accrues for mine closing costs, perpetual water care costs, and costs associated with the plugging of degasification wells using the accounting treatment prescribed by the Asset Retirement and Environmental Obligations Topic of the FASB Accounting Standards Codification. CONSOL Energy recognizes capitalized asset retirement costs by increasing the carrying amount of related long-lived assets.
The reconciliation of changes in the asset retirement obligations at December 31, 2017 and 2016 is as follows:

	As of December 31,
	2017	2016
Balance at beginning of period	$272,538	$288,977
Accretion expense	18,922	20,111
Payments	(10,467)	(11,637)
Revisions in estimated cash flows	(20,529)	(25,427)
Other	(1,641)	514
Balance at end of period	$258,823	$272,538
NOTE 7—INVENTORIES:

Inventory components consist of the following:

	December 31,
	2017	2016
Coal	$11,411	$7,800
Supplies	42,009	42,361
Total Inventories	$53,420	$50,161

NOTE 8—PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following at December 31:

	December 31,
	2017	2016
Plant and Equipment	$2,757,062	$2,680,453
Coal Properties and Surface Lands	857,031	861,048
Airshafts	392,266	381,755
Mine Development	344,139	344,139
Advance Mining Royalties	325,855	326,000
Total Property, Plant and Equipment	4,676,353	4,593,395
Less Accumulated Depreciation, Depletion and Amortization	2,554,056	2,413,125
Total Property, Plant and Equipment, Net	$2,122,297	$2,180,270

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

As of December 31, 2017 and 2016, property, plant and equipment includes gross assets under capital lease of $3,559 and $3,547, respectively. Accumulated amortization for capital leases was $2,839 and $2,399 at December 31, 2017 and 2016, respectively. Amortization expense for assets under capital leases approximated $424 and $491 for the years ended December 31, 2017 and 2016, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying Consolidated Statements of Income. See Note 12–Leases for further discussion of capital leases.

NOTE 9—ACCOUNTS RECEIVABLE SECURITIZATION:

CONSOL Energy and certain of its U.S. subsidiaries were party to a trade accounts receivable facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable.

Pursuant to the securitization facility, CONSOL Thermal Holdings LLC will sell current and future trade receivables to CONSOL Pennsylvania Coal Company LLC. CONSOL Marine Terminals LLC and CONSOL Pennsylvania Coal Company LLC (the “originators”) will sell and/or contribute current and future trade receivables (including receivables sold to CONSOL Pennsylvania Coal Company LLC by CONSOL Thermal Holdings LLC) to CONSOL Funding LLC (the “SPV”). The SPV will, in turn, pledge its interests in the receivables to PNC Bank, which will either make loans or issue letters of credit on behalf of the SPV. The maximum amount of advances and letters of credit outstanding under the securitization facility may not exceed $100 million.

Loans under the securitization facility will accrue interest at a reserve-adjusted LIBOR market index rate equal to the one-month Eurodollar rate. Loans and letters of credit under the securitization facility will also accrue a program fee and a letter of credit participation fee, respectively, equal to 4.00% per annum. In addition, the SPV paid certain structuring fees to PNC Capital Markets LLC and will pay other customary fees to the lenders, including a fee on unused commitments equal to 0.60% per annum.

At December 31, 2017, the Company's eligible accounts receivable yielded $60,582 of borrowing capacity. At December 31, 2017, the facility had no outstanding borrowings and $60,685 of letters of credit outstanding, leaving no unused capacity. Costs associated with the receivables facility totaled $171 thousand for the year ended December 31, 2017. These costs have been recorded as financing fees which are included in Operating and Other Costs in the Consolidated Statements of Income. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.

NOTE 10—OTHER ACCRUED LIABILITIES:

	December 31,
	2017	2016
Subsidence liability	$88,027	$104,437
Longwall equipment buyout	22,631	—
Accrued payroll and benefits	14,689	17,326
Accrued interest	10,039	2,239
Equipment lease rental	9,865	15,286
Litigation	8,197	12,532
Accrued other taxes	7,510	12,732
Deferred revenue	6,807	10,520
Short-term incentive compensation	4,729	6,073
Other	23,900	19,747
Current portion of long-term liabilities:
Postretirement benefits other than pensions	37,464	40,611
Asset retirement obligations	30,480	26,259
Workers' compensation	13,317	13,596
Pneumoconiosis benefits	12,972	10,763
Total Other Accrued Liabilities	$290,627	$292,121

NOTE 11—DEBT:

	December 31,
	2017	2016
Debt:
Term Loan B due in November 2022 (Principal of $400,000 less Unamortized Discount of $7,853, 7.47% Weighted Average Interest Rate)	$392,147	$—
11.00% Senior Secured Second Lien Notes due 2025	300,000	—
MEDCO Revenue Bonds in Series due September 2025 at 5.75%	102,865	102,865
Term Loan A due in November 2021 (5.92% Weighted Average Interest Rate)	100,000	—
Advance Royalty Commitments (9.42% and 7.73% Weighted Average Interest Rate, respectively)	2,085	2,678
Revolving Credit Facility - CONSOL Coal Resources LP	—	201,000
Less: Unamortized Debt Issuance Costs	21,129	4,343
	875,968	302,200
Less: Amounts Due in One Year*	19,318	373
Long-Term Debt	$856,650	$301,827

*Excludes current portion of Capital Lease Obligations of $3,164 and $3,703 at December 31, 2017 and 2016, respectively.

Annual undiscounted maturities on long-term debt during the next five years and thereafter are as follows:

Year ended December 31,	Amount
2018	$19,318
2019	19,291
2020	29,265
2021	49,242
2022	384,169
Thereafter	403,665
Total Long-Term Debt Maturities	$904,950

In November 2017, CONSOL Energy entered into a revolving credit facility with commitments up to $300 million (the “Revolving Credit Facility”), a Term Loan A Facility of up to $100 million (the “TLA Facility”) and a Term Loan B Facility of up to $400 million (the “TLB Facility”, and together with the Revolving Credit Facility and the TLA Facility, the “Senior Secured Credit Facilities”). Borrowings under the Company's Senior Secured Credit Facilities bear interest at a floating rate which can be, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) an alternate base rate plus an applicable margin. The applicable margin for the Revolving Credit Facility and TLA Facility depends on the total net leverage ratio, whereas the applicable margin for the TLB Facility is fixed. The Revolving Credit and TLA Facilities mature on November 28, 2021. The TLB Facility matures on November 28, 2022. Obligations under the Senior Secured Credit Facilities are guaranteed by (i) all owners of the 75% undivided economic interest in the PAMC held by the Company, (ii) any other members of the Company’s group that own any portion of the collateral securing the Revolving Credit Facility, and (iii) subject to certain customary exceptions and agreed materiality thresholds, all other existing or future direct or indirect wholly owned restricted subsidiaries of the Company (excluding the Partnership and its wholly-owned subsidiaries).

The Revolving Credit Facility and TLA Facility also include financial covenants, including (i) a maximum first lien gross leverage ratio, (ii) a maximum total net leverage ratio, and (iii) a minimum fixed charge coverage ratio. CONSOL Energy must maintain a maximum first lien gross leverage ratio covenant of no more than 2.25 to 1.00, measured quarterly, stepping down to 2.00 to 1.00 in March 2019 and 1.75 to 1.00 in March 2020. The maximum first lien gross leverage ratio is calculated as the ratio of Consolidated First Lien Debt to Consolidated EBITDA, excluding the Partnership. The maximum first lien gross leverage ratio was 1.58 to 1.00 at December 31, 2017. CONSOL Energy must maintain a maximum total net leverage ratio covenant of no more than 3.25 to 1.00, measured quarterly, stepping down to 3.00 to 1.00 in March 2019 and 2.75 to 1.00 in March 2020. The maximum total net leverage ratio is calculated as the ratio of Consolidated Indebtedness, minus Cash on Hand, to Consolidated EBITDA, excluding the Partnership. The maximum total net leverage ratio was 2.37 to 1.00 at December 31, 2017. Consolidated EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations, non-cash charges related to legacy employee liabilities and gains and losses on debt extinguishment, and includes cash distributions received from the Partnership and subtracts cash payments related to legacy employee liabilities. The facilities also include a minimum fixed charge coverage covenant of no less than 1.00 to 1.00, measured quarterly, stepping up to 1.05 to 1.00 in March 2020 and 1.10 to 1.00 in March 2021. The minimum fixed charge coverage ratio is calculated as the ratio of Consolidated EBITDA to Consolidated Fixed Charges, excluding the Partnership. Consolidated Fixed Charges, as used in the covenant calculation, includes cash interest payments, cash payments for income taxes, scheduled debt repayments, dividends paid, and Maintenance Capital Expenditures. Compliance with the minimum fixed charge coverage ratio is not required until the quarter ending March 31, 2018.

At December 31, 2017, the Revolving Credit Facility had no borrowings outstanding and $27,426 of letters of credit outstanding, leaving $272,574 of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.

In November 2017, CONSOL Energy issued $300 million in aggregate principal amount of 11.00% Senior Secured Second Lien Notes due 2025 (the “Second Lien Notes”) pursuant to an indenture (the “Indenture”) dated as of November 13, 2017, by and between the Company and UMB Bank, N.A., a national banking association, as trustee and collateral trustee (the “Trustee”). On November 28, 2017, certain subsidiaries of the Company executed a supplement to the Indenture and became party to the Indenture as a guarantor (the “Guarantors”). The Second Lien Notes are secured by second priority liens on substantially all of the assets of the Company and the Guarantors that are pledged and on a first-priority basis as collateral securing the Company’s obligations under the Senior Secured Credit Facilities (described above), subject to certain exceptions under the Indenture.

NOTE 12—LEASES:
CONSOL Energy uses various leased facilities and equipment in its operations. Future minimum lease payments under capital and operating leases, together with the present value of the net minimum capital lease payments, at December 31, 2017 are as follows:

	Capital	Operating
	Leases	Leases
Year Ended December 31,
2018	$3,773	$73,223
2019	3,641	31,386
2020	3,471	22,260
2021	2,253	21,473
2022	—	11,680
Thereafter	—	21,796
Total minimum lease payments	$13,138	$181,818
Less amount representing interest (3.00% – 6.00%)	1,335
Present value of minimum lease payments	11,803
Less amount due in one year	3,164
Total Long-Term Capital Lease Obligation	$8,639

Rental expense under operating leases was $77,879, $87,903, and $83,423 for the years ended December 31, 2017, 2016 and 2015, respectively.

At December 31, 2017, certain of the above capital leases for mining equipment are subleased to a third-party. The following represents the minimum payments including interest for those capital subleases:

2018	2019	2020	2021	2022	Thereafter	Total
$3,699	$3,699	$3,699	$2,157	$—	$—	$13,254

At December 31, 2017, certain of the above operating leases for mining equipment are subleased to third-parties. The following represents the minimum rental payments for those operating subleases:

2018	2019	2020	2021	2022	Thereafter	Total
$295	$—	$—	$—	$—	$—	$295
CONSOL Energy leases certain owned mining equipment to a third-party under operating leases. The owned equipment included in gross property, plant and equipment was $16,672, with $13,337 accumulated depreciation at December 31, 2017 and $26,005, with $15,603 accumulated depreciation at December 31, 2016.

At December 31, 2017, scheduled minimum rental payments for operating leases related to this equipment were as follows:

2018	2019	2020	2021	2022	Thereafter	Total
$2,992	$1,701	$627	$—	$—	$—	$5,320

NOTE 13—PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:
Pension

CONSOL Energy has non-contributory defined benefit retirement plans. Effective December 31, 2015, CONSOL Energy's qualified defined benefit retirement plan was frozen. The benefits for these plans are based primarily on years of service and employees' pay. CONSOL Energy's qualified pension plan allows for lump-sum distributions of benefits earned up until December 31, 2005, at the employees' election. Pursuant to a separation and distribution agreement entered into by and between CONSOL Energy Inc. (now known as CNX Resources Corporation (“CNX”)) and CONSOL Mining Corporation (now known as CONSOL Energy Inc. (“CEIX”)) dated November 28, 2017, and related ancillary agreements (the “Transaction Agreements”), the sponsorship of the qualified pension plan was transferred to CEIX.

On August 31, 2015, the qualified pension plan was remeasured to reflect an announced plan amendment that reduced accruals of pension benefits as of January 1, 2016. The plan amendment called for a hard freeze of the qualified defined benefit pension plan on January 1, 2016 for all remaining participants in the plan. The modifications to the pension plan resulted in a $26,352 reduction in the pension liability. The amendment resulted in a remeasurement of the qualified pension plan at August 31, 2015, which increased the pension liability by $17,793.

In the third quarter of 2015, CONSOL Energy remeasured its pension plan as a result of the previously discussed plan amendment. In conjunction with this remeasurement, the method used to estimate the service and interest components of net periodic benefit cost for pension was changed. This change was also made to other postretirement benefits in the fourth quarter during the annual remeasurement of that plan. This change, compared to the previous method, resulted in a decrease in the service and interest components for pension cost in the third quarter. Historically, these service and interest cost components have been estimated utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. CONSOL Energy elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. This change was made to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change was immaterial to CONSOL Energy's financial statements. CONSOL Energy accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and, accordingly, accounted for it prospectively.

According to the Defined Benefit Plans Topic of the FASB Accounting Standards Codification, if the lump sum distributions made during a plan year, which for CONSOL Energy is January 1 to December 31, exceed the total of the projected service cost and interest cost for the plan year, settlement accounting is required. Lump sum payments exceeded this threshold during the years ended December 31, 2017, 2016, and 2015. Accordingly, CONSOL Energy recognized settlement expense of $10,153, $22,196, and $19,053 for the years ended December 31, 2017, 2016 and 2015 respectively, in Operating and Other Costs in the Consolidated Statements of Income.

Other Postretirement Benefit Plans

Certain subsidiaries of CONSOL Energy provide medical and prescription drug benefits to retired employees covered by the Coal Industry Retiree Health Benefit Act of 1992 (the Coal Act). Represented hourly employees are eligible to participate based upon the terms of the National Bituminous Coal Wage Agreement of 2011.

On May 31, 2015, the Salaried OPEB and P&M OPEB plans were remeasured to reflect another plan amendment which eliminated Salaried and P&M OPEB benefits at December 31, 2015. The amendment to the OPEB plans resulted in a $43,598 reduction in the OPEB liability. The amendment also resulted in a remeasurement of the OPEB plan at May 31, 2015, which decreased the liability by $1,070. CONSOL Energy recognized income of $235,541 related to amortization of prior service credits, coupled with recognition of actuarial losses in Operating and Other Costs in the Consolidated Statements of Income for the year ended December 31, 2015 as a result of the changes made to the Salaried and P&M OPEB plans.
The Company implemented cost containment changes related to pharmacy benefits on January 1, 2017 and increased member responsibility when using out-of-network providers and facilities effective March 27, 2017. These plan design changes resulted in a $28,164 reduction in the OPEB liability during the year ended December 31, 2016.
The reconciliation of changes in the benefit obligation, plan assets and funded status of these plans at December 31, 2017 and 2016 is as follows:

	Pension Benefits		Other Postretirement Benefits
	at December 31,		at December 31,
	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of period	$735,177	$751,617	$700,085	$671,755
Service cost	2,948	1,533	—	—
Interest cost	25,265	25,048	23,945	24,241
Actuarial loss (gain)	35,281	46,885	(101,379)	77,640
Plan amendments	—	—	—	(28,164)
Plan settlements	(29,142)	(54,197)	—	—
Benefits and other payments	(35,539)	(35,709)	(31,088)	(45,387)
Benefit obligation at end of period	$733,990	$735,177	$591,563	$700,085

Change in plan assets:
Fair value of plan assets at beginning of period	$632,434	$669,039	$—	$—
Actual return on plan assets	110,311	50,575	—	—
Company contributions	1,181	2,726	31,088	45,387
Benefits and other payments	(35,539)	(35,709)	(31,088)	(45,387)
Plan settlements	(29,142)	(54,197)	—	—
Fair value of plan assets at end of period	$679,245	$632,434	$—	$—

Funded status:
Current liabilities	$(1,785)	$(2,871)	$(37,464)	$(40,611)
Noncurrent liabilities	(52,960)	(99,872)	(554,099)	(659,474)
Net obligation recognized	$(54,745)	$(102,743)	$(591,563)	$(700,085)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$243,456	$295,152	$301,901	$426,392
Prior service credit	(869)	(1,372)	(25,759)	(28,164)
Net amount recognized (before tax effect)	$242,587	$293,780	$276,142	$398,228

The components of net periodic benefit cost are as follows:

	Pension Benefits			Other Postretirement Benefits
	For the Years Ended December 31,			For the Years Ended December 31,
	2017	2016	2015	2017	2016	2015
Components of net periodic benefit cost:
Service cost	$2,948	$1,533	$8,256	$—	$—	$—
Interest cost	25,265	25,048	31,655	23,945	24,241	27,238
Expected return on plan assets	(42,383)	(46,674)	(51,528)	—	—	—
Amortization of prior service credits	(502)	(502)	(579)	(2,405)	—	(336,327)
Recognized net actuarial loss	8,896	9,163	20,870	23,112	19,168	102,875
Curtailment loss	—	—	5	—	—	—
Settlement loss (gain)	10,153	22,196	19,053	—	—	(8,932)
Net periodic benefit cost (credit)	$4,377	$10,764	$27,732	$44,652	$43,409	$(215,146)

Amounts included in accumulated other comprehensive loss which are expected to be recognized in 2018 net periodic benefit costs:

		Other
	Pension	Postretirement
	Benefits	Benefits
Prior service credit recognition	$(502)	$(2,405)
Actuarial loss recognition	$8,715	$16,205

CONSOL Energy utilizes a corridor approach to amortize actuarial gains and losses that have been accumulated under the Pension Plan. Cumulative gains and losses that are in excess of 10% of the greater of either the projected benefit obligation (PBO) or the market-related value of plan assets are amortized over the expected remaining future lifetime of all plan participants for the Pension Plan.

CONSOL Energy also utilizes a corridor approach to amortize actuarial gains and losses that have been accumulated under the OPEB Plan. Cumulative gains and losses that are in excess of 10% of the greater of either the accumulated postretirement benefit obligation (APBO) or the market-related value of plan assets are amortized over the average future remaining lifetime of the current inactive population for the OPEB plan.

The following table provides information related to pension plans with an accumulated benefit obligation in excess of plan assets:

	As of December 31,
	2017	2016
Projected benefit obligation	$733,990	$735,177
Accumulated benefit obligation	$733,949	$733,542
Fair value of plan assets	$679,245	$632,434

Assumptions:

The weighted-average assumptions used to determine benefit obligations are as follows:

	Pension Benefits		Other Postretirement Benefits
	at December 31,		at December 31,
	2017	2016	2017	2016
Discount rate	3.65%	4.31%	3.65%	4.22%
Rate of compensation increase	3.73%	3.90%	—	—

The discount rates are determined using a Company-specific yield curve model (above-mean) developed with the assistance of an external actuary. The Company-specific yield curve models (above-mean) use a subset of the expanded bond universe to determine the Company-specific discount rate. Bonds used in the yield curve are rated AA by Moody's or Standard & Poor's as of the measurement date. The yield curve models parallel the plans' projected cash flows, and the underlying cash flows of the bonds included in the models exceed the cash flows needed to satisfy the Company's plans.

The weighted-average assumptions used to determine net periodic benefit costs are as follows:

	Pension Benefits			Other Postretirement Benefits
	For the Years Ended			For the Years Ended
	December 31,			December 31,
	2017	2016	2015	2017	2016	2015
Discount rate	4.27%	4.52%	4.07%	4.22%	4.50%	4.03%
Expected long-term return on plan assets	6.90%	7.25%	7.75%	—	—	—
Rate of compensation increase	3.90%	3.80%	3.80%	—	—	—

The long-term rate of return is the sum of the portion of total assets in each asset class held multiplied by the expected return for that class, adjusted for expected expenses to be paid from the assets. The expected return for each class is determined using the plan asset allocation at the measurement date and a distribution of compound average returns over a twenty year time horizon. The model uses asset class returns, variances and correlation assumptions to produce the expected return for each portfolio. The return assumptions used forward-looking gross returns influenced by the current Treasury yield curve. These returns recognize current bond yields, corporate bond spreads and equity risk premiums based on current market conditions.
The assumed health care cost trend rates are as follows:

	At December 31,
	2017	2016
Health care cost trend rate for next year	6.06%	6.31%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches ultimate trend rate	2038	2038

Assumed health care cost trend rates have a significant effect on the amounts reported for the medical plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1 Percentage	1 Percentage
	Point Increase	Point Decrease
Effect on total of service and interest cost components	$3,536	$(2,962)
Effect on accumulated postretirement benefit obligation	$71,922	$(60,924)

Plan Assets:

The Company’s overall investment strategy is to meet current and future benefit payment needs through diversification across asset classes, fund strategies and fund managers to achieve an optimal balance between risk and return and between income and growth of assets through capital appreciation. Consistent with the objectives of the Pension Trust and in consideration of the Trust’s current funded status and the current level of market interest rates, the Retirement Board, as appointed by the CONSOL Energy Board of Directors (the “Retirement Board”) has approved an asset allocation strategy that will change over time in response to future improvements in the Trust’s funded status and/or changes in market interest rates. Such changes in asset allocation strategy are intended to allocate additional assets to the fixed income asset class should the Trust’s funded status improve. In this framework, the current target allocation for plan assets is 26% U.S. equity securities, 16.5% non-U.S. equity securities, 7.5% global equity securities and 50% fixed income. Both the equity and fixed income portfolios are comprised of both active and passive investment strategies. The Trust is primarily invested in Mercer Common Collective Trusts. Equity securities consist of investments in large and mid/small cap companies; non-U.S. equities are derived from both developed and emerging markets. Fixed income securities consist of U.S. as well as international instruments, including emerging markets. The core domestic fixed income portfolios invest in government, corporate, asset-backed securities and mortgage-backed obligations. The average quality of the fixed income portfolio must be rated at least “investment grade” by nationally recognized rating agencies. Within the fixed income asset class, investments are invested primarily across various strategies such that the overall profile strongly correlates with the interest rate sensitivity of the Trust’s liabilities in order to reduce the volatility resulting from the risk of changes in interest rates and the impact of such changes on the Trust’s overall financial status. Derivatives, interest rate swaps, options and futures are permitted investments for the purpose of reducing risk and to extend the duration of the overall fixed income portfolio; however, they may not be used for speculative purposes. All or a portion of the assets may be invested in mutual funds or other commingled vehicles so long as the pooled investment funds have an adequate asset base relative to their asset class; are invested in a diversified manner; and have management and/or oversight by an Investment Advisor registered with the SEC. The Retirement Board reviews the investment program on an ongoing basis including asset performance, current trends and developments in capital markets, changes in Trust liabilities and ongoing appropriateness of the overall investment policy.
The fair values of plan assets at December 31, 2017 and 2016 by asset category are as follows:

	Fair Value Measurements at December 31, 2017				Fair Value Measurements at December 31, 2016
		Quoted				Quoted
		Prices in				Prices in
		Active				Active
		Markets for	Significant	Significant		Markets for	Significant	Significant
		Identical	Observable	Unobservable		Identical	Observable	Unobservable
		Assets	Inputs	Inputs		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Asset Category
Cash/Accrued Income	$5,202	$5,202	$—	$—	$639	$639	$—	$—
US Equities (a)	12	12	—	—	11	11	—	—
Mercer Common Collective Trusts (b)	674,031	—	—	—	631,784	—	—	—
Total	$679,245	$5,214	$—	$—	$632,434	$650	$—	$—
__________

(a)	This category includes investments in US common stocks and corporate debt.

(b)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy but are included in the total.

There are no investments in CONSOL Energy stock held by these plans at December 31, 2017 or 2016.
There are no assets in the other postretirement benefit plans at December 31, 2017 or 2016.

Cash Flows:

If necessary, CONSOL Energy intends to contribute to the pension trust using prudent funding methods. However, the Company does not expect to contribute to the pension plan trust in 2018. Pension benefit payments are primarily funded from the Pension Trust. CONSOL Energy expects to pay benefits of $1,785 from the non-qualified pension plan in 2018. CONSOL Energy does not expect to contribute to the other postemployment plan in 2018 and intends to pay benefit claims as they are due.

The following benefit payments, reflecting expected future service, are expected to be paid:

		Other
	Pension	Postretirement
	Benefits	Benefits
2018	$44,778	$37,464
2019	$44,035	$37,163
2020	$43,117	$37,071
2021	$42,124	$36,862
2022	$42,644	$36,228
Year 2023-2027	$206,682	$172,756
NOTE 14—COAL WORKERS’ PNEUMOCONIOSIS AND WORKERS’ COMPENSATION:
Under the Federal Coal Mine Health and Safety Act of 1969, as amended, CONSOL Energy is responsible for medical and disability benefits to employees and their dependents resulting from occurrences of coal workers' pneumoconiosis disease. CONSOL Energy is also responsible under various state statutes for pneumoconiosis benefits. CONSOL Energy primarily provides for these claims through a self-insurance program. The calculation of the actuarial present value of the estimated pneumoconiosis obligation is based on an annual actuarial study by independent actuaries and uses assumptions regarding disability incidence, medical costs, indemnity levels, mortality, death benefits, dependents and interest rates which are derived from actual company experience and outside sources. Actuarial gains or losses can result from differences in incident rates and severity of claims filed as compared to original assumptions. Recent legislative changes have not been favorable for CWP. Based upon the law change that contained a 15-year presumption and permitted that chronic obstructive pulmonary disease (COPD) is a symptom of coal workers’ pneumoconiosis, there has been a surge in entitled claims for CONSOL, both from new applicants and previously denied applicants over the past years. This surge in the past year approximated the industry-wide historical entitlement emergence pattern.  As a result, the Company has adjusted its expectations regarding future claim emergence, resulting in a $41,700 increase in the CWP liability.

Former miners and their family members asserting claims for pneumoconiosis benefits have generally been more successful asserting such claims in recent years as a result of the presumption within the PPACA that a coal miner with fifteen or more years of underground coal mining experience (or the equivalent) who develops a respiratory condition and meets the requirements for total disability under the Federal Act is presumed to be disabled due to coal dust exposure, thereby shifting the burden of proof from the employee to the employer/insurer to establish that this disability is not due to coal dust.

CONSOL Energy must also compensate individuals who sustain employment-related physical injuries or some types of occupational diseases and, on some occasions, for costs of their rehabilitation. Workers' compensation laws will also compensate survivors of workers who suffer employment-related deaths. Workers' compensation laws are administered by state agencies, and each state has its own set of rules and regulations regarding compensation that is owed to an employee that is injured in the course of employment. CONSOL Energy primarily provides for these claims through a self-insurance program. CONSOL Energy recognizes an actuarial present value of the estimated workers' compensation obligation calculated by independent actuaries. The calculation is based on claims filed and an estimate of claims incurred but not yet reported as well as various assumptions, including discount rate, future healthcare trend rate, benefit duration and recurrence of injuries. Actuarial gains or losses associated with workers' compensation have resulted from discount rate changes and differences in claims experience and incident rates as compared to prior assumptions.

	CWP		Workers' Compensation
	at December 31,		at December 31,
	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of period	$118,836	$121,285	$78,099	$81,502
State administrative fees and insurance bond premiums	—	—	3,198	3,199
Service cost	5,122	4,327	5,734	7,466
Interest cost	4,050	4,283	2,321	2,499
Actuarial loss	47,939	439	3,553	121
Benefits paid	(13,107)	(10,191)	(14,377)	(16,688)
Curtailment gain	—	(1,307)	—	—
Benefit obligation at end of period	$162,840	$118,836	$78,528	$78,099

Current assets	$—	$—	$1,437	$1,429
Current liabilities	(12,972)	(10,763)	(13,317)	(13,596)
Noncurrent liabilities	(149,868)	(108,073)	(66,648)	(65,932)
Net obligation recognized	$(162,840)	$(118,836)	$(78,528)	$(78,099)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial gain	$(7,144)	$(62,714)	$(8,505)	$(12,656)
Net amount recognized (before tax effect)	$(7,144)	$(62,714)	$(8,505)	$(12,656)

The components of the net periodic cost are as follows:

	CWP			Workers’ Compensation
	For the Years Ended			For the Years Ended
	December 31,			December 31,
	2017	2016	2015	2017	2016	2015
Service cost	$5,122	$4,327	$6,194	$5,734	$7,466	$9,201
Interest cost	4,050	4,283	5,116	2,321	2,499	3,131
Recognized net actuarial gain	(7,631)	(4,948)	(5,576)	(598)	(395)	(30)
State administrative fees and insurance bond premiums	—	—	—	3,198	3,199	3,510
Curtailment gain	—	(1,307)	—	—	—	—
Net periodic cost	$1,541	$2,355	$5,734	$10,655	$12,769	$15,812
The following are amounts included in accumulated other comprehensive income that are expected to be recognized in 2018 net periodic benefit costs:

		Workers'
	CWP	Compensation
	Benefits	Benefits
Actuarial gain recognition	$(854)	$(79)

CONSOL Energy utilizes a corridor approach to amortize actuarial gains and losses that have been accumulated under the Workers’ Compensation and CWP plans. Cumulative gains and losses that are in excess of 10% of the greater of either the estimated liability or the market-related value of plan assets are amortized over the expected average remaining future service of the current active membership of the Workers’ Compensation and CWP plans.

Assumptions:
The weighted-average discount rates used to determine benefit obligations and net periodic cost are as follows:

	CWP			Workers' Compensation
	For the Years Ended			For the Years Ended
	December 31,			December 31,
	2017	2016	2015	2017	2016	2015
Benefit obligations	3.75%	4.40%	4.60%	3.57%	4.05%	4.26%
Net periodic cost	4.40%	4.60%	4.21%	4.05%	4.26%	3.84%

Discount rates are determined using a Company-specific yield curve model (above-mean) developed with the assistance of an external actuary. The Company-specific yield curve models (above-mean) use a subset of the expanded bond universe to determine the Company-specific discount rate. Bonds used in the yield curve are rated AA by Moody's or Standard & Poor's as of the measurement date. The yield curve models parallel the plans' projected cash flows, and the underlying cash flows of the bonds included in the models exceed the cash flows needed to satisfy the Company's plans.

Cash Flows:
CONSOL Energy does not intend to make contributions to the CWP or Workers' Compensation plans in 2018, but it intends to pay benefit claims as they become due.
The following benefit payments, which reflect expected future claims as appropriate, are expected to be paid:

		Workers' Compensation
	CWP	Total	Actuarial	Other
	Benefits	Benefits	Benefits	Benefits
2018	$12,972	$14,390	$11,880	$2,510
2019	$10,065	$14,120	$11,547	$2,573
2020	$8,841	$14,110	$11,473	$2,637
2021	$8,203	$14,035	$11,332	$2,703
2022	$8,024	$14,146	$11,375	$2,771
Year 2023-2027	$42,525	$53,187	$38,259	$14,928

NOTE 15—OTHER EMPLOYEE BENEFIT PLANS:
UMWA Benefit Trusts
The Coal Act created two multi-employer benefit plans: (1) the United Mine Workers of America Combined Benefit Fund (the “Combined Fund”) into which the former UMWA Benefit Trusts were merged, and (2) the United Mine Workers of America 1992 Benefit Plan (the “1992 Benefit Plan”). CONSOL Energy accounts for required contributions to these multi-employer trusts as expense when incurred.

The Combined Fund provides medical and death benefits for all beneficiaries of the former UMWA Benefit Trusts who were actually receiving benefits as of July 20, 1992. The 1992 Benefit Plan provides medical and death benefits to orphan UMWA-represented members eligible for retirement on February 1, 1993, and for those who retired between July 20, 1992 and September 30, 1994. The Coal Act provides for the assignment of beneficiaries to former employers and the allocation of unassigned beneficiaries (referred to as orphans) to companies using a formula set forth in the Coal Act. The Coal Act requires that responsibility for funding the benefits to be paid to beneficiaries be assigned to their former signatory employers or related companies. This cost is recognized when contributions are assessed. CONSOL Energy's total contributions under the Coal Act were $7,647, $8,455 and $9,239 for the years ended December 31, 2017, 2016 and 2015, respectively. Based on available information at December 31, 2017, CONSOL Energy's obligation for the Combined Fund and 1992 Benefit Plans is estimated to be approximately $82,501.

Pursuant to the provisions of the Tax Relief and Healthcare Act of 2006 (the “2006 Act”) and the 1992 Benefit Plan, CONSOL Energy is required to provide security in an amount based on the annual cost of providing health care benefits for all individuals receiving benefits from the 1992 Benefit Plan who are attributable to CONSOL Energy, plus all individuals receiving benefits from an individual employer plan maintained by CONSOL Energy who are entitled to receive such benefits. In accordance with the terms of the 2006 Act and the 1992 Benefit Plan, CONSOL Energy must secure its obligations by posting letters of credit, which were $20,983, $19,170 and $21,473 at December 31, 2017, 2016 and 2015, respectively. The 2017, 2016 and 2015 security amounts were based on the annual cost of providing health care benefits and included a reduction in the number of eligible employees.
Investment Plan
CONSOL Energy has an investment plan available to most non-represented employees. Eligible employees of Consol Pennsylvania Coal Company began participation in the Consol Pennsylvania Coal Company Investment Plan (the “CPCC 401(k) plan”) on September 1, 2017, which was the inception date of the CPCC 401(k) plan. Remaining eligible employees of CONSOL Energy began participation in the CPCC 401(k) plan on November 1, 2017. Prior to participating in the CPCC 401(k) plan, eligible employees of CONSOL Energy participated in CONSOL Energy’s, now known as CNX Resources Corporation, 401(k) plan. Both the CNX and the CPCC 401(k) plans include Company matching of 6% of eligible compensation contributed by eligible employees of CONSOL Energy. In conjunction with the qualified pension plan changes in 2015, the Company contributed an additional 3% of eligible compensation into the 401(k) plan accounts for employees hired or rehired on or after October 1, 2014 or who were under age 40 or had less than 10 years of service with the Company as of September 30, 2014. This additional contribution was eliminated on January 1, 2016. The Company may also make discretionary contributions to the Plan ranging from 1% to 6% (1% to 4% prior to January 1, 2016) of eligible compensation for eligible employees (as defined by the Plan). There were no such discretionary contributions made by the Company for the years ended December 31, 2017 and 2015. Discretionary contributions made by the Company were $9,499 for the year ended December 31, 2016. Total payments and costs were $9,888, $17,687 and $13,729 for the years ended December 31, 2017, 2016 and 2015, respectively.
Long-Term Disability
CONSOL Energy has a Long-Term Disability Plan available to all eligible full-time salaried employees. The benefits for this plan are based on a percentage of monthly earnings, offset by all other income benefits available to the disabled.

	For the Years Ended
	December 31,
	2017	2016	2015
Benefit cost	$2,058	$1,936	$2,383
Discount rate assumption used to determine net periodic benefit costs	3.43%	3.71%	3.18%
Liabilities incurred under the Long-Term Disability Plan are included in Other Accrued Liabilities and Deferred Credits and Other Liabilities–Other in the Consolidated Balance Sheets and amounted to a combined total of $15,315 and $17,421 at December 31, 2017 and 2016, respectively.

NOTE 16—STOCK-BASED COMPENSATION:
CONSOL Energy adopted the CONSOL Energy Inc. Omnibus Performance Incentive Plan (Performance Incentive Plan) on October 30, 2017. The Performance Incentive Plan provides for grants of stock-based awards to non-employee directors and employees, including any officer or employee-director of the Company, who is not a member of the Compensation Committee. These awards are intended to compensate the recipients thereof based on the performance of the Company's stock and the recipients' continued services during the vesting period, as well as align the recipients' long-term interests with those of the Company's shareholders. CONSOL Energy is responsible for the cost of awards granted under the Performance Incentive Plan, and all determinations with respect to awards to be made under the Performance Incentive Plan will be made by the board of directors or a committee as delegated by the board of directors.
The Performance Incentive Plan limits the number of units that may be delivered pursuant to vested awards to 2,600,000 shares, subject to proportionate adjustment in the event of stock splits, stock dividends, recapitalizations, and other similar transactions or events. Shares subject to awards that are canceled, forfeited, withheld to satisfy exercise prices or tax withholding obligations or otherwise terminate without delivery will be available for delivery pursuant to other awards.
Due to the separation of ParentCo and CONSOL Energy as described in Note 2 - Separation from CNX Resources Corporation, the terms of the agreement between the companies provide for the automatic adjustment and conversion of awards originally granted under ParentCo's equity incentive plan into awards of the Performance Incentive Plan, effective as of November 28, 2017. By calculating a conversion ratio based on the share price immediately prior to the separation for both ParentCo and CONSOL Energy, the intrinsic value of the outstanding awards immediately following the separation remains the same as the intrinsic value immediately prior to the separation. At the date of conversion, employees of CONSOL Energy who were grades 14 or lower vested immediately in any non-vested restricted stock units, whereas employees above grade 14 converted their shares at the separation date. All performance share units of ParentCo owned by CONSOL Energy employees converted on the date of the separation. For every unvested share of ParentCo's award to be converted, a CONSOL Energy employee received 0.7189 shares of an unvested award in the Performance Incentive Plan. The fair value of each award was adjusted to preserve the intrinsic value of the award. Any unvested option award of ParentCo owned by a CONSOL Energy employee remained an option award of ParentCo's stock and CONSOL Energy recognized stock-based compensation expense for the remaining unamortized period of the award. For the year ended December 31, 2017, $1,436 relates to the immediate expense of the unamortized portion of ParentCo granted options for CONSOL Energy employees.While the board of directors may amend certain provisions of these awards, subject to limitations imposed by applicable law or the Performance Incentive Plan, these converted awards shall be governed by the provisions of the original award agreement applicable to the award.
For only those shares expected to vest, CONSOL Energy recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award as specified in the award agreement, which is generally the vesting term. The vesting of all awards will accelerate in the event of death and disability and may accelerate upon a change in control of CONSOL Energy. The total stock-based compensation expense recognized during the years ended December 31, 2017, 2016 and 2015 was $16,212, $10,986 and $9,205, respectively. This includes expense specifically related to the Performance Incentive Plan and also expense charged by ParentCo prior to the separation. The related deferred tax benefit relating to converted shares and new grants totaled $1,439, $607 and $609 for the years ended December 31, 2017, 2016 and 2015, respectively.
As of December 31, 2017, CONSOL Energy has $9,904 of unrecognized compensation cost related to all nonvested stock-based compensation awards, which is expected to be recognized over a weighted-average period of 2.85 years. When restricted stock and performance share unit awards become vested, the issuances are made from CONSOL Energy's common stock shares.
In March 2016, the FASB issued an Accounting Standards Update on stock compensation that was intended to simplify and improve the accounting and statement of cash flow presentation for income taxes at settlement, forfeitures, and net settlements for withholding tax. The guidance is effective for public entities for fiscal years beginning after December 31, 2016. In accordance with this Update, $384 of additional income tax expense was recognized in the Consolidated Statements of Income for the year ended December 31, 2017. Also in accordance with this Update, the value of shares withheld for employee tax withholding purposes of $2,156 for the year ended December 31, 2017 was reclassified between Net Cash Provided by Operating Activities and Net Cash Used in Financing Activities on the Consolidated Statements of Cash Flows. As permitted by this Update, the Company has elected to account for forfeitures of stock-based compensation as they occur. The cumulative effect of the policy election to recognize forfeitures as they occur was nominal.
Restricted Stock Units
CONSOL Energy grants certain employees and directors restricted stock units, which entitle the holder to shares of common stock as the award vests. Compensation expense is recognized on a straight-line basis over the requisite service period of the award. The total fair value of restricted stock units vested during the year ended December 31, 2017 was $534. The following table represents the nonvested restricted stock units and their corresponding fair value (based upon the closing share price) at the date of grant:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Nonvested at December 31, 2016	—	$—
Granted	165,967	$29.82
Converted from CNX Separation	136,790	$29.52
Vested	(11,063)	$48.23
Forfeited	(5,903)	$24.68
Nonvested at December 31, 2017	285,791	$29.07
Performance Share Units
CONSOL Energy grants certain employees performance share unit awards, which entitle the holder to shares of common stock subject to the achievement of certain market and performance goals. Compensation expense is recognized over the service period of awards and adjusted for the probability of achievement of performance-based goals. No performance share units vested during the year ended December 31, 2017. The following table represents the nonvested performance share units and their corresponding fair value (based upon the closing share price and/or Monte Carlo simulation) on the date of grant:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Nonvested at December 31, 2016	—	$—
Granted	—	$—
Converted from CNX Separation	273,100	$35.18
Vested	—	$—
Forfeited	(8,590)	$25.27
Nonvested at December 31, 2017	264,510	$35.50

NOTE 17—SUPPLEMENTAL CASH FLOW INFORMATION:
The following are non-cash transactions that impact the investing and financing activities of CONSOL Energy.
CONSOL Energy obtains capital lease arrangements for company-used vehicles. CONSOL Energy did not enter into any non-cash capital lease arrangements during the year ended December 31, 2017. For the years ended December 31, 2016 and 2015, CONSOL Energy entered into non-cash capital lease arrangements of $55 and $732, respectively.

As of December 31, 2017, 2016 and 2015, CONSOL Energy purchased goods and services related to capital projects in the amount of $27,358, $2,355 and $11,962, respectively, which are included in accounts payable and other accrued liabilities on the Consolidated Balance Sheets.

As part of the separation and distribution, certain assets and liabilities were contributed to the Company. As a result, the liabilities assumed by the Company were $17,613 and the assets contributed were $32,893.

The following table shows cash paid for interest and income taxes for the periods indicated.

	For the Years Ended December 31,
	2017	2016	2015
Cash Paid For:
Interest (net of amounts capitalized)	$18,151	$14,053	$7,544
Income taxes *	$—	$—	$—
* The Company's operations were historically included in the income tax filings of ParentCo. All tax payments prior to the separation and distribution were made by ParentCo. The Company has made no income tax payments from the date of the separation and distribution through December 31, 2017.

NOTE 18—CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS:
CONSOL Energy primarily markets its thermal coal principally to electric utilities in the eastern United States. Substantially all revenues were generated from sales based in the United States for the years ended December 31, 2017, 2016 and 2015. Less than 1% of the Company's revenues were generated from sales based in Canada for the years ended December 31, 2016 and 2015. The Company has contractual relationships with certain United States-based coal exporters who distribute coal to international markets. For the years ended December 31, 2017, 2016 and 2015, approximately 31%, 16%, and 19%, respectively, of the Company's coal revenues were derived from these United States-based exporters, in which the Company's coal was intended to be shipped to Asia, Europe, South America, and Africa.
Concentration of credit risk is summarized below:

	December 31,
	2017	2016
Thermal coal utilities	$69,550	$62,525
Coal brokers and distributors	56,146	28,955
Other	5,849	4,227
Total Accounts Receivable Trade	$131,545	$95,707
For the year ended December 31, 2017, coal sales to the following customers individually exceeded 10% of the Company's revenues: Duke Energy and XCoal.
For the year ended December 31, 2016, coal sales to the following customers individually exceeded 10% of the Company's revenues: Duke Energy and GenOn Energy Management.
For the year ended December 31, 2015, coal sales to the following customers individually exceeded 10% of the Company's revenues: Duke Energy, GenOn Energy Management and XCoal.

NOTE 19—FAIR VALUE OF FINANCIAL INSTRUMENTS:
CONSOL Energy determines the fair value of assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair values are based on assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and the risks inherent in valuation techniques and the inputs to valuations. The fair value hierarchy is based on whether the inputs to valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources (including LIBOR-based discount rates), while unobservable inputs reflect the Company's own assumptions of what market participants would use.
The fair value hierarchy includes three levels of inputs that may be used to measure fair value as described below:
Level One - Quoted prices for identical instruments in active markets.
Level Two - The fair value of the assets and liabilities included in Level 2 are based on standard industry income approach models that use significant observable inputs, including LIBOR-based discount rates.
Level Three - Unobservable inputs significant to the fair value measurement supported by little or no market activity. The significant unobservable inputs used in the fair value measurement of the Company's third party guarantees are the credit risk of the third party and the third party surety bond markets. A significant increase or decrease in these values, in isolation, would have a directionally similar effect resulting in higher or lower fair value measurement of the Company's Level 3 guarantees.
In those cases when the inputs used to measure fair value meet the definition of more than one level of the fair value hierarchy, the lowest level input that is significant to the fair value measurement in its totality determines the applicable level in the fair value hierarchy.
The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2017			Fair Value Measurements at December 31, 2016
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Murray Energy Guarantees	$—	$—	$(1,040)	$—	$—	$—

The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:

Cash and cash equivalents: The carrying amount reported in the balance sheets for cash and cash equivalents approximates its fair value due to the short-term maturity of these instruments.

Long-term debt: The fair value of long-term debt is measured using unadjusted quoted market prices or estimated using discounted cash flow analyses. The discounted cash flow analyses are based on current market rates for instruments with similar cash flows.

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$153,979	$153,979	$13,311	$13,311
Long-Term Debt	$897,097	$931,768	$306,543	$307,443
Cash and cash equivalents represent highly-liquid instruments and constitute Level 1 fair value measurements. Certain of the Company’s debt is actively traded on a public market and, as a result, constitute Level 1 fair value measurements. The portion of the Company’s debt obligations that are not actively traded are valued through reference to the applicable underlying benchmark rate and, as a result, constitute Level 2 fair value measurements.

NOTE 20—COMMITMENTS AND CONTINGENT LIABILITIES:

The Company and ParentCo entered into a separation and distribution agreement on November 28, 2017 that implemented the legal and structural separation of the Company from ParentCo. The separation and distribution agreement also identified the assets of the Coal Business that were transferred to the Company and the liabilities and contracts related to the Coal Business that were assumed by the Company as part of the separation and distribution, and provides post-closing indemnification obligations and procedures between the Company and ParentCo relating to the liabilities of the Coal Business that the Company assumed.

The Company (as the owner of the Coal Business following the separation and distribution) is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes and other claims and actions arising out of the normal course of business. The Company accrues the estimated loss for these lawsuits and claims when the loss is probable and reasonably estimable. The Company's estimated accruals as of December 31, 2017 related to these pending claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of the Company as of December 31, 2017. It is possible that the aggregate loss in the future with respect to these lawsuits and claims could ultimately be material to the Company's financial position, results of operations or cash flows; however, such amounts cannot be reasonably estimated. The amount claimed against the Company as of December 31, 2017 is disclosed below when an amount is expressly stated in the lawsuit or claim, which is not often the case.

Fitzwater Litigation: Three nonunion retired coal miners have sued Fola Coal Company LLC, Consolidation Coal Company (“CCC”) and CONSOL of Kentucky Inc. (“COK”) (as well as ParentCo) in West Virginia Federal Court alleging ERISA violations in the termination of retiree health care benefits. The Plaintiffs contend they relied to their detriment on oral statements and promises of “lifetime health benefits” allegedly made by various members of management during Plaintiffs’ employment and that they were allegedly denied access to Summary Plan Documents that clearly reserved the right to modify or terminate the Retiree Health and Welfare Plan subject to Plaintiffs' claims. Pursuant to Plaintiffs' amended complaint filed on April 24, 2017, Plaintiffs request that retiree health benefits be reinstated and seek to represent a class of all nonunion retirees who were associated with AMVEST and COK areas of operation. The Company believes it has a meritorious defense and intends to vigorously defend this suit.

Casey Litigation: A class action lawsuit was filed on August 23, 2017 on behalf of two nonunion retired coal miners against CCC, COK, CONSOL Buchanan Mining Co., LLC and Kurt Salvatori in West Virginia Federal Court alleging ERISA violations in the termination of retiree health care benefits. Filed by the same lawyers who filed the Fitzwater litigation, and raising nearly identical claims, the Plaintiffs contend they relied to their detriment on oral promises of “lifetime health benefits” allegedly made by various members of management during Plaintiffs’ employment and that they were not provided with copies of Summary Plan Documents clearly reserving to the Company the right to modify or terminate the Retiree Health and Welfare Plan. Plaintiffs request that retiree health benefits be reinstated for them and their dependents and seek to represent a class of all nonunion retirees of any ParentCo subsidiary that operated or employed individuals in McDowell or Mercer Counties, West Virginia, or Buchanan or Tazewell Counties, Virginia whose retiree welfare benefits were terminated. On December 1, 2017, the trial court judge in Fitzwater signed an order to consolidate Fitzwater with Casey.

Other Matters: Various Company subsidiaries are defendants in certain other legal proceedings arising out of the conduct of the Coal Business prior to the separation and distribution, and the Company is also a defendant in other legal proceedings following the separation and distribution. In the opinion of management, based upon an investigation of these matters and discussion with legal counsel, the ultimate outcome of such other legal proceedings, individually and in the aggregate, is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

As part of the separation and distribution, the Company assumed various financial obligations relating to the Coal Business or agreed to reimburse ParentCo for certain financial guarantees relating to the Coal Business that ParentCo retained following the separation and distribution. Employee-related financial guarantees have primarily been provided to support the United Mine Workers’ of America’s 1992 Benefit Plan and various state workers’ compensation self-insurance programs. Environmental financial guarantees have primarily been provided to support various performance bonds related to reclamation and other environmental issues. Coal and other financial guarantees have primarily been provided to support various sales contracts. Other guarantees have been extended to support insurance policies, legal matters, full and timely payments of mining equipment leases, and various other items necessary in the normal course of business.

The following is a summary, as of December 31, 2017, of the financial guarantees, unconditional purchase obligations and letters of credit to certain third parties. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments, or under the separation and distribution agreement to the extent retained by ParentCo on behalf of the Coal Business. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credit are recorded as liabilities in the financial statements. The Company's management believes that these guarantees will expire without being funded, and therefore, the commitments will not have a material adverse effect on the Company's financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$77,266	$60,364	$16,902	$—	$—
Environmental	998	600	398	—	—
Other	9,847	9,147	700	—	—
Total Letters of Credit	88,111	70,111	18,000	—	—
Surety Bonds:
Employee-Related	108,948	108,948	—	—	—
Environmental	453,035	453,035	—	—	—
Other	4,717	4,716	—	1	—
Total Surety Bonds	566,700	566,699	—	1	—
Guarantees:
Other	33,302	9,216	15,413	7,893	780
Total Guarantees	33,302	9,216	15,413	7,893	780
Total Commitments	$688,113	$646,026	$33,413	$7,894	$780

Included in the above table are commitments and guarantees entered into in conjunction with the sale of Consolidation Coal Company and certain of its subsidiaries, which contain all five of its longwall coal mines in West Virginia and its river operations, to a subsidiary of Murray Energy Corporation. As part of the separation and distribution, ParentCo agreed to indemnify the Company and the Company agreed to indemnify ParentCo in each case with respect to guarantees of certain equipment lease obligations that were assumed by Murray Energy. In the event that Murray Energy would default on the obligations defined in the agreements, the Company would be required to perform under the guarantees. If the Company would be required to perform, the stock purchase agreement provides various recourse actions. At December 31, 2017, the fair value of these guarantees was $1,040 and is included in Other Accrued Liabilities on the Consolidated Balance Sheet. The fair value of certain of the guarantees was determined using the Company’s risk-adjusted interest rate. Significant increases or decreases in the risk-adjusted interest rates may result in a significantly higher or lower fair value measurement. No other amounts related to financial guarantees and letters of credit are recorded as liabilities in the financial statements. Significant judgment is required in determining the fair value of these guarantees. The guarantees of the leases are classified within Level 3 of the fair value hierarchy.

The Company regularly evaluates the likelihood of default for all guarantees based on an expected loss analysis and records the fair value, if any, of its guarantees as an obligation in the consolidated financial statements.
NOTE 21—SEGMENT INFORMATION:

CONSOL Energy Inc. consists of one reportable segment: Pennsylvania Mining Complex. The principal activities of PAMC are mining, preparation and marketing of thermal coal, sold primarily to power generators. It also includes selling, general and administrative activities, as well as various other activities assigned to PAMC.
CONSOL Energy Inc.’s Other segment includes revenue and expenses from various corporate and diversified business activities that are not allocated to PAMC. The diversified business activities include coal terminal operations, closed and idle mine activities, selling, general and administrative activities, as well as various other non-operated activities, none of which are individually significant to the Company.
Industry segment results for the year ended December 31, 2017 are:

	PAMC	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$1,187,654	$—	$—	$1,187,654	(A)
Terminal Revenue	—	60,066	—	60,066
Freight Revenue	73,692	—	—	73,692
Total Revenue and Freight	$1,261,346	$60,066	$—	$1,321,412
Earnings (Loss) Before Income Tax	$189,162	$(19,365)	$—	$169,797
Segment Assets	$1,971,268	$735,831	$—	$2,707,099
Depreciation, Depletion and Amortization	$166,628	$5,374	$—	$172,002
Capital Expenditures	$77,981	$3,432	$—	$81,413

(A)	Included in the PAMC segment are sales of $222,354 to Duke Energy and sales of $145,248 to Xcoal, each comprising over 10% of sales.

Industry segment results for the year ended December 31, 2016 are:

	PAMC	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$1,065,582	$—	$—	$1,065,582	(B)
Terminal Revenue	—	31,464	—	31,464
Freight Revenue	46,468	—	—	46,468
Total Revenue and Freight	$1,112,050	$31,464	$—	$1,143,514
Earnings (Loss) Before Income Tax	$130,708	$(65,693)	$—	$65,015
Segment Assets	$1,982,206	$705,228	$—	$2,687,434
Depreciation, Depletion and Amortization	$168,195	$9,927	$—	$178,122
Capital Expenditures	$50,809	$2,791	$—	$53,600

(B) Included in the PAMC segment are sales of $160,818 to Duke Energy and sales of $116,849 to GenOn Energy Management, LLC, each comprising over 10% of sales.

Industry segment results for the year ended December 31, 2015 are:

	PAMC	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$1,289,036	$—	$—	$1,289,036	(C)
Terminal Revenue	—	30,967	—	30,967
Freight Revenue	20,499	—	—	20,499
Total Revenue and Freight	$1,309,535	$30,967	$—	$1,340,502
Earnings Before Income Tax	$404,994	$38,032	$—	$443,026
Segment Assets	$2,076,301	$791,432	$—	$2,867,733
Depreciation, Depletion and Amortization	$176,864	$18,473	$—	$195,337
Capital Expenditures	$136,291	$6,762	$—	$143,053

(C) Included in the PAMC segment are sales of $242,020 to Duke Energy, sales of $157,174 to GenOn Energy Management, LLC, and sales of $150,199 to Xcoal, each comprising over 10% of sales.

Reconciliation of Segment Information to Consolidated Amounts:

Revenue and Other Income:

	For the Years Ended December 31,
	2017	2016	2015
Total Segment Revenue and Freight from External Customers	$1,321,412	$1,143,514	$1,340,502
Other Income not Allocated to Segments (Note 3)	73,279	82,120	68,193
Gain on Sale of Assets	17,212	5,228	13,025
Total Consolidated Revenue and Other Income	$1,411,903	$1,230,862	$1,421,720

Total Assets:

	December 31,
	2017	2016
Segment assets for total reportable business segments	$1,971,268	$1,982,206
Segment assets for all other business segments	508,334	520,586
Items excluded from segment assets:
Cash and other investments	152,432	63
Deferred tax assets	75,065	184,579
Total Consolidated Assets	$2,707,099	$2,687,434

Enterprise-Wide Disclosures:

For the years ended December 31, 2017, 2016 and 2015, CONSOL Energy revenue was predominantly attributable to the United States of America. Less than one percent was attributable to Canada for the years ended December 31, 2016 and 2015.

CONSOL Energy's Property, Plant and Equipment by geographical location:

	December 31,
	2017	2016	2015
United States	$2,111,273	$2,169,246	$2,314,157
Canada	11,024	11,024	11,024
Total Property, Plant and Equipment, net	$2,122,297	$2,180,270	$2,325,181

NOTE 22—GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION:
The payment obligations under the $400,000, Term Loan B due in November 2022, less the $8 million of unamortized bond discount, the $300,000, 11.000% per annum senior notes due November 2025, and the $100,000, Term Loan A due in November 2021 issued by CONSOL Energy are jointly and severally, and also fully and unconditionally, guaranteed by certain subsidiaries of CONSOL Energy. In accordance with positions established by the SEC, the following financial information sets forth separate financial information with respect to the parent, guarantor subsidiaries, CCR, a non-guarantor subsidiary, and the remaining non-guarantor subsidiaries. The principal elimination entries include investments in subsidiaries and certain intercompany balances and transactions. CONSOL Energy, the parent, and a guarantor subsidiary manage several assets and liabilities of all other wholly owned subsidiaries. These include, for example, deferred tax assets, cash and other post-employment liabilities. These assets and liabilities are reflected as parent company or guarantor company amounts for purposes of this presentation.

Income Statement for the Year Ended December 31, 2017:

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues and Other Income:
Coal Revenue	—	890,741	296,913	—	—	1,187,654
Terminal Revenue	—	60,066	—	—	—	60,066
Freight Revenue	—	55,269	18,423	—	—	73,692
Miscellaneous Other Income	238,818	67,230	6,049	—	(238,818)	73,279
Gain on Sale of Assets	—	15,813	1,399	—	—	17,212
Total Revenue and Other Income	238,818	1,089,119	322,784	—	(238,818)	1,411,903
Costs and Expenses:
Operating and Other Costs	—	691,451	194,986	272	—	886,709
Depreciation, Depletion and Amortization	—	130,565	41,437	—	—	172,002
Freight Expense	—	55,269	18,423	—	—	73,692
Selling, General and Administrative Costs	—	67,908	15,697	—	—	83,605
Loss on Debt Extinguishment	—	—	2,468	—	(2,468)	—
Interest Expense	10,064	355,059	9,309	1,723	(350,057)	26,098
Total Costs And Expenses	10,064	1,300,252	282,320	1,995	(352,525)	1,242,106
Earnings Before Income Tax	228,754	(211,133)	40,464	(1,995)	113,707	169,797
Income Tax (Benefit) Expense	161,125	(73,897)	—	—	—	87,228
Net (Loss) Income	67,629	(137,236)	40,464	(1,995)	113,707	82,569
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	14,940	14,940
Net (Loss) Income Attributable to CONSOL Energy Shareholders	$67,629	$(137,236)	$40,464	$(1,995)	$98,767	$67,629

Balance Sheet at December 31, 2017:

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$152,235	$105	$1,533	$106	$—	$153,979
Accounts and Notes Receivable:
Trade	—	—	—	131,545	—	131,545
Other Receivables	17,702	16,880	1,970	—	—	36,552
Inventories	—	41,117	12,303	—	—	53,420
Prepaid Expenses	5,745	13,568	4,428	3	—	23,744
Total Current Assets	175,682	71,670	20,234	131,654	—	399,240
Property, Plant and Equipment:
Property, Plant and Equipment	—	3,765,885	910,468	—	—	4,676,353
Less-Accumulated Depreciation, Depletion and Amortization	—	2,070,646	483,410	—	—	2,554,056
Total Property, Plant and Equipment-Net	—	1,695,239	427,058	—	—	2,122,297
Other Assets:
Deferred Income Taxes	75,065	—	—	—	—	75,065
Affiliated Credit Facility	165,110	—	—	—	(165,110)	—
Investment in Affiliates	645,157	—	—	—	(645,157)	—
Other	44,177	50,846	15,474	—	—	110,497
Total Other Assets	929,509	50,846	15,474	—	(810,267)	185,562
Total Assets	$1,105,191	$1,817,755	$462,766	$131,654	$(810,267)	$2,707,099
Liabilities and Equity:
Current Liabilities:
Accounts Payable	$20,014	$66,271	$22,789	$8	$18	$109,100
Accounts Payable (Recoverable)-Related Parties	(2,291)	36,221	—	129,139	(163,069)	—
Current Portion of Long-Term Debt	—	22,405	77	—	—	22,482
Other Accrued Liabilities	101,994	149,425	44,102	(20)	(4,874)	290,627
Total Current Liabilities	119,717	274,322	66,968	129,127	(167,925)	422,209
Long-Term Debt:	728,254	135,390	165,183	1,572	(165,110)	865,289
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	554,099	—	—	—	554,099
Pneumoconiosis Benefits	—	146,035	3,833	—	—	149,868
Asset Retirement Obligations	—	218,728	9,615	—	—	228,343
Workers’ Compensation	—	63,244	3,404	—	—	66,648
Salary Retirement	52,960	—	—	—	—	52,960
Other	—	23,435	607	—	—	24,042
Total Deferred Credits and Other Liabilities	52,960	1,005,541	17,459	—	—	1,075,960
Total CONSOL Energy Inc. Stockholders’ Equity	204,260	402,502	213,156	955	(616,613)	204,260
Noncontrolling Interest	—	—	—	—	139,381	139,381
Total Liabilities and Equity	$1,105,191	$1,817,755	$462,766	$131,654	$(810,267)	$2,707,099

Condensed Statement of Cash Flows for the Year Ended December 31, 2017:

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(17,032)	$192,423	$72,644	$75	$—	$248,110
Cash Flows from Investing Activities:
Capital Expenditures	$—	$(61,917)	$(19,496)	$—	$—	$(81,413)
Proceeds From Sales of Assets	—	23,082	1,500	—	—	24,582
Net Cash (Used in) Provided by Investing Activities	$—	$(38,835)	$(17,996)	$—	$—	$(56,831)
Cash Flows from Financing Activities:
(Payments on) Proceeds from Miscellaneous Borrowings	(3,503)	(305)	(96)	—	—	(3,904)
Affiliated Credit Facility	—	—	196,583	—	(196,583)	—
Proceeds from PNC Term Loan A	100,000	—	—	—	—	100,000
Proceeds from PNC Term Loan B	392,147	—	—	—	—	392,147
Proceeds from Second Lien Notes	300,000	—	—	—	—	300,000
Net (Payments on) Proceeds from Revolver - MLP	—	—	(201,000)	—	—	(201,000)
Distributions to Noncontrolling Interest	—	—	(56,400)	—	34,508	(21,892)
Units/Shares Withheld for Taxes	—	(171)	(1,985)	—	—	(2,156)
Intercompany Contributions/(Distributions)	(5,573)	(156,502)			162,075	—
Change in Parent Net Investment	(156,502)	—	—	—	—	(156,502)
Spin Distribution to CNX Resources	(425,000)	—	—	—	—	(425,000)
Debt Issuance and Financing Fees	(32,304)	—	—	—	—	(32,304)
Net Cash (Used in) Provided by Financing Activities	$169,265	$(156,978)	$(62,898)	$—	$—	$(50,611)

Statement of Comprehensive Income for the Year Ended December 31, 2017:

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non- Guarantor	Elimination	Consolidated
Net (Loss) Income	$67,629	$(137,236)	$40,464	$(1,995)	$113,707	$82,569
Other Comprehensive (Loss) Income:
Amortization of Prior Service Credits	—	—	—	—	—	—
Settlement Loss	—	—	—	—	—	—
Net Actuarial Loss (Gain)	94,919	—	1,366	—	(1,366)	94,919
Other Comprehensive (Loss) Income:	94,919	—	1,366	—	(1,366)	94,919
Comprehensive (Loss) Income	162,548	(137,236)	41,830	(1,995)	112,341	177,488
Less: Comprehensive Income Attributable to Noncontrolling Interest	—	—	—	—	14,896	14,896
Comprehensive (Loss) Income Attributable to CONSOL Energy Inc. Shareholders	$162,548	$(137,236)	$41,830	$(1,995)	$97,445	$162,592

Income Statement for the Year Ended December 31, 2016:

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues and Other Income:
Coal Revenue	—	799,187	266,395	—	—	1,065,582
Terminal Revenue	—	31,464	—	—	—	31,464
Freight Revenue	—	34,865	11,603	—	—	46,468
Miscellaneous Other Income	50,425	78,992	3,128	—	(50,425)	82,120
Gain on Sale of Assets	—	5,237	(9)	—	—	5,228
Total Revenue and Other Income	50,425	949,745	281,117	—	(50,425)	1,230,862
Costs and Expenses:
Operating and Other Costs	—	694,073	183,001	103	—	877,177
Depreciation, Depletion and Amortization	—	136,128	41,994	—	—	178,122
Freight Expense	—	34,865	11,603	—	—	46,468
Selling, General and Administrative Costs	—	40,078	9,949	—	—	50,027
Interest Expense	190	5,144	8,719	—	—	14,053
Total Costs And Expenses	190	910,288	255,266	103	—	1,165,847
Earnings Before Income Tax	50,235	39,457	25,851	(103)	(50,425)	65,015
Income Tax (Benefit) Expense	8,739	5,826	—	—	—	14,565
Net (Loss) Income	41,496	33,631	25,851	(103)	(50,425)	50,450
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	8,954	8,954
Net (Loss) Income Attributable to CONSOL Energy Shareholders	$41,496	$33,631	$25,851	$(103)	$(59,379)	$41,496

Balance Sheet at December 31, 2016:

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$2	$3,493	$9,785	$31	$—	$13,311
Accounts and Notes Receivable:
Trade	—	—	—	95,707	—	95,707
Other Receivables	3,654	19,151	515	—	—	23,320
Other Receivables - Related Party	—	—	—	34	—	34
Inventories	—	38,670	11,491	—	—	50,161
Prepaid Expenses	2,882	11,204	3,512	3	—	17,601
Total Current Assets	6,538	72,518	25,303	95,775	—	200,134
Property, Plant and Equipment:
Property, Plant and Equipment	—	3,716,705	876,690	—	—	4,593,395
Less-Accumulated Depreciation, Depletion and Amortization	—	1,970,947	442,178	—	—	2,413,125
Total Property, Plant and Equipment-Net	—	1,745,758	434,512	—	—	2,180,270
Other Assets:
Deferred Income Taxes	184,579	—	—	—	—	184,579
Investment in Affiliates	654,144	—	—	—	(654,144)	—
Other	34,482	66,906	21,063	—	—	122,451
Total Other Assets	873,205	66,906	21,063	—	(654,144)	307,030
Total Assets	$879,743	$1,885,182	$480,878	$95,775	$(654,144)	$2,687,434
Liabilities and Equity:
Current Liabilities:
Accounts Payable	$4,411	$59,624	$20,463	$7	$(1,608)	$82,897
Accounts Payable (Recoverable)-Related Parties	—	(72,289)	(23,418)	95,707	—	—
Current Portion of Long-Term Debt	3,347	641	88	—	—	4,076
Other Accrued Liabilities	102,878	145,072	44,230	—	(59)	292,121
Total Current Liabilities	110,636	133,048	41,363	95,714	(1,667)	379,094
Long-Term Debt:
Long-Term Debt	11,604	104,046	197,989	—	—	313,639
Total Long-Term Debt	11,604	104,046	197,989	—	—	313,639
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	659,474	—	—	—	659,474
Pneumoconiosis Benefits	—	106,016	2,057	—	—	108,073
Asset Retirement Obligations	—	236,933	9,346	—	—	246,279
Workers’ Compensation	—	62,842	3,090	—	—	65,932
Salary Retirement	99,872	—	—	—	—	99,872
Other	—	14,484	463	—	—	14,947
Total Deferred Credits and Other Liabilities	99,872	1,079,749	14,956	—	—	1,194,577
Total CONSOL Energy Inc. Stockholders’ Equity	657,631	568,339	226,570	61	(794,970)	657,631
Noncontrolling Interest	—	—	—	—	142,493	142,493
Total Liabilities and Equity	$879,743	$1,885,182	$480,878	$95,775	$(654,144)	$2,687,434

Condensed Statement of Cash Flows for the Year Ended December 31, 2016:

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Net Cash (Used in) Provided by Operating Activities	$253	$255,756	$73,098	$—	$—	$329,107
Cash Flows from Investing Activities:
Capital Expenditures	$—	$(40,896)	$(12,704)	$—	$—	$(53,600)
Proceeds From Sales of Assets	—	7,819	23	—	—	7,842
Net Cash Used in Investing Activities	$—	$(33,077)	$(12,681)	$—	$—	$(45,758)
Cash Flows from Financing Activities:
(Payments on) Proceeds from Miscellaneous Borrowings	231	279	(79)	—	—	431
Net (Payments on) Proceeds from Revolver - MLP	—	—	16,000	—	—	16,000
Distributions to Noncontrolling Interest	—	(21,657)	(42,634)	—	42,634	(21,657)
Intercompany Contributions (Distributions)	270,969	(270,969)	—	—	—	—
Change in Parent Net Investment	(270,969)	—	—	—	—	(270,969)
Debt Issuance and Financing Fees	(482)	—	—	—	—	(482)
Net Cash Provided by (Used in) Financing Activities	$(251)	$(292,347)	$(26,713)	$—	$42,634	$(276,677)

Statement of Comprehensive Income for the Year Ended December 31, 2016:

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non- Guarantor	Elimination	Consolidated
Net (Loss) Income	$41,496	$33,631	$25,851	$(103)	$(50,425)	$50,450
Other Comprehensive (Loss) Income:
Net Actuarial Loss (Gain)	(31,409)	—	818	—	(818)	(31,409)
Other Comprehensive (Loss) Income:	(31,409)	—	818	—	(818)	(31,409)
Comprehensive (Loss) Income	10,087	33,631	26,669	(103)	(51,243)	19,041
Less: Comprehensive Income Attributable to Noncontrolling Interest	—	—	—	—	9,216	9,216
Comprehensive (Loss) Income Attributable to CONSOL Energy Inc. Shareholders	$10,087	$33,631	$26,669	$(103)	$(60,459)	$9,825

Income Statement for the Year Ended December 31, 2015:

	Parent Issuer	Guarantor	CCR Non-Guarantors	Non-Guarantor	Elimination	Consolidated
Revenues and Other Income:
Coal Revenue	—	966,775	322,261	—	—	1,289,036
Terminal Revenue	(11)	30,978	—	—	—	30,967
Freight Revenue	—	16,690	3,809	—	—	20,499
Miscellaneous Other Income	371,266	62,484	941	4,768	(371,266)	68,193
Gain (Loss) on Sale of Assets	—	13,025	—	—	—	13,025
Total Revenue and Other Income	371,255	1,089,952	327,011	4,768	(371,266)	1,421,720
Costs and Expenses:
Operating and Other Costs	—	505,057	193,961	576	—	699,594
Depreciation, Depletion and Amortization	—	151,201	44,136	—	—	195,337
Freight Expense	—	16,690	3,809	—	—	20,499
Selling, General and Administrative Costs	—	44,789	10,931	—	—	55,720
Interest Expense	(1,071)	(1,021)	9,636	—	—	7,544
Total Costs And Expenses	(1,071)	716,716	262,473	576	—	978,694
Earnings (Loss) Before Income Tax	372,326	373,236	64,538	4,192	(371,266)	443,026
Income Tax (Benefit) Expense	65,315	60,290		—	—	125,605
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	10,410	10,410
Net Income (Loss) Attributable to CONSOL Energy Shareholders	$307,011	$312,946	$64,538	$4,192	$(381,676)	$307,011

Condensed Statement of Cash Flows for the Year Ended December 31, 2015:

	Parent Issuer	Guarantor	CCR Non-Guarantors	Non-Guarantor	Elimination	Consolidated
Net Cash (Used in) Provided by Operating Activities	$12,608	$202,177	$76,908	$—	$—	$291,693
Cash Flows from Investing Activities:
Capital Expenditures	$—	$(108,980)	$(34,073)	$—	$—	$(143,053)
Proceeds From Sales of Assets	—	12,708	71	—	—	12,779
Net Cash Provided by (Used in) Investing Activities	$—	$(96,272)	$(34,002)	$—	$—	$(130,274)
Cash Flows from Financing Activities:
(Payments on) Proceeds from Miscellaneous Borrowings	(600)	(5,176)	(53)	—	—	(5,829)
Proceeds from Related Party Long-Term Notes	—	(6,039)	6,039	—	—	—
Net (Payments on) Proceeds from Revolver - MLP	—	—	185,000	—	—	185,000
Distributions to Noncontrolling Interest	—	(5,060)	(11,353)	—	11,353	(5,060)
Proceeds from Sale of MLP Interest	—	—	148,359	—	—	148,359
Intercompany Contributions (Distributions)	461,051	(461,051)	—	—	—	—
Distribution of Proceeds	—	342,711	(342,711)	—	—	—
Change in Parent Net Investment	(461,051)	17,328	(17,328)	—	—	(461,051)
Debt Issuance and Financing Fees	(12,007)	—	(4,329)	—	—	(16,336)
Net Cash (Used in) Provided by Financing Activities	$(12,607)	$(117,287)	$(36,376)	$—	$11,353	$(154,917)

Statement of Comprehensive Income for the Year Ended December 31, 2015:

	Parent Issuer	Guarantor	CCR Non-Guarantors	Non- Guarantor	Elimination	Consolidated
Net Income (Loss)	$307,011	$312,946	$64,538	$4,192	$(371,266)	$317,421
Other Comprehensive Income (Loss):
Net Actuarial Loss (Gain)	(89,442)	—	(1,840)	—	1,840	(89,442)
Other Comprehensive Income (Loss):	(89,442)	—	(1,840)	—	1,840	(89,442)
Comprehensive Income (Loss)	217,569	312,946	62,698	4,192	(369,426)	227,979
Less: Comprehensive Income Attributable to Noncontrolling Interest	—	—	—	—	10,410	10,410
Comprehensive Income (Loss) Attributable to CONSOL Energy Inc. Shareholders	$217,569	$312,946	$62,698	$4,192	$(379,836)	$217,569

NOTE 23—RELATED PARTY TRANSACTIONS
CNX Resources Corporation Transactions

Separation from CNX Resources Corporation (ParentCo)

On November 28, 2017, in connection with the separation and distribution, the Company and/or certain of its subsidiaries entered into several agreements with CNX Resources Corporation and/or the Partnership and/or certain of its subsidiaries that govern the relationship of the various parties following the separation, including the following:

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

•
Second Amendment to Pennsylvania Mine Complex Operating Agreement by and among CONSOL Pennsylvania Coal Company LLC, Conrhein Coal Company, CONSOL Thermal Holdings LLC (formerly known as CNX Thermal Holdings LLC) and CONSOL Coal Resources LP (formerly known as CNX Coal Resources LP) (the “Operating Agreement Amendment”);

•
Affiliated Company Credit Agreement, dated November 28, 2017, by and among CONSOL Coal Resources LP, certain of its affiliates party thereto, CONSOL Energy Inc. and PNC Bank, National Association (the “Affiliated Company Credit Agreement”); and

•
Second Amendment and Restatement of Master Cooperation and Safety Agreement, dated October 20, 2017, by and between CONSOL Energy Inc., CNX Gas Company LLC. and certain other parties thereto (the “MCSA”).

Summaries of the material terms of the SDA, TSA, TMA, EMA, Omnibus Amendment, Contract Agency Amendment, Water Supply Amendment and MCSA may be found under the section entitled “Certain Relationships and Related Party Transactions” in that certain Information Statement of the Company, dated November 3, 2017 (the “Information Statement”), and the summaries of the material terms of the IPMA, TLA1, TLA2, the Operating Agreement Amendment and the Affiliated Company Credit Agreement may be found under Item 1.01 Entry into a Material Definitive Agreement to Form 8-K filed December 4, 2017.

Refer to Note 2 - Separation from CNX Resources Corporation for further information on the separation from ParentCo. Also refer to Note 16 - Stock-Based Compensation for information regarding the conversion of share-based awards from ParentCo to the Company as of the date of the separation and distribution.

Cash Management and Treasury

For periods prior to the separation and distribution, the Company participated in ParentCo's centralized treasury and cash management processes. Transactions occurring in periods prior to the separation and distribution were considered to be effectively settled for cash at the time the transactions were recorded. These transactions and net cash transfers to and from ParentCo's centralized cash management system are reflected as a component of ParentCo's net investment on the Consolidated Balance Sheets and as a financing activity within the accompanying Consolidated Statements of Cash Flows. In the Consolidated Statements of Stockholders' Equity, ParentCo's net investment on the Consolidated Balance Sheets represents the cumulative net investment by ParentCo in the Company, including net income through the completion of the separation and distribution and net cash transfers to and from ParentCo.

All significant transactions between the Company and CNX Resources Corporation have been included in the consolidated financial statements.

Transition Services Agreements

The Company also entered into a TSA and certain other agreements in connection with the SDA with ParentCo to cover certain continued corporate services provided by the Company and ParentCo to each other following the completion of the separation and distribution. In connection with the separation and distribution, the Company began to set up its own corporate functions, and pursuant to the TSA, ParentCo provided various corporate support services, including certain accounting, human resources, information technology, office and building, risk, security, tax and treasury, building security and tax services, as well as certain regulatory compliance services required during the period in which the Company remained a majority-owned subsidiary of ParentCo. Additional services may be identified from time to time and also be provided under the TSA. The charges associated with these services were not material during the year ended December 31, 2017, and are consistent with expenses that ParentCo has historically allocated or incurred with respect to such services.

CNX Resources Receivables and Payables

At December 31, 2017, the Company had a payable to CNX Resources Corporation of $12,540 recorded in other current liabilities on the Consolidated Balance Sheets. The Company also had a receivable from CNX Resources Corporation of $15,415, of which $4,500 was recorded in current assets and $10,915 was included in other assets on the Consolidated Balance Sheets at December 31, 2017. These items relate to the reimbursement of the one-time transaction costs as well as other reimbursements per the terms of the SDA.

The one-time transaction costs related to the separation and distribution were approximately $40,545 for the year ended December 31, 2017. Per the SDA, these costs will be split equally by the two companies. These costs consisted of consulting and professional fees associated with preparing for and executing the separation and distribution, as well as various other items.

Corporate Allocations

Prior to the completion of the separation and distribution, the Company utilized centralized functions of ParentCo to support its operations, and in return, ParentCo allocated certain of its expenses to the Company. Such expenses represent costs related, but not limited, to treasury, legal, accounting, insurance, information technology, payroll administration, human resources, incentive plans and other services. These costs, together with an allocation of ParentCo overhead costs, are included within the Selling, General and Administrative Costs caption of the Consolidated Statements of Income. Where it was possible to specifically attribute such expenses to activities of the Company, amounts have been charged or credited directly to the Company without allocation or apportionment. Allocation of all other such expenses was based on a reasonable reflection of the utilization of service provided or benefits received by the Company during the periods presented on a consistent basis, such as a percentage of total revenue and a percentage of total projected capital expenditures. The Company's management supports the methods used in allocating expenses and believes these methods to be reasonable estimates.

CONSOL Coal Resources LP

In July 2015, CONSOL Coal Resources LP closed its initial public offering of 5,000,000 common units representing limited partnership interests at a price to the public of $15.00 per unit. Additionally, Greenlight Capital entered into a common unit purchase agreement with CCR pursuant to which Greenlight Capital agreed to purchase, and CCR agreed to sell, 5,000,000 common units at a price per unit equal to $15.00, which equates to $75,000 in net proceeds. CCR's general partner is CONSOL Coal Resources GP LLC. The underwriters of the IPO filing exercised an over-allotment option of 561,067 common units to the public at $15.00 per unit.

In connection with its IPO, CCR entered into a $400,000 senior secured revolving credit facility with certain lenders and PNC Bank, National Association (PNC), as administrative agent. Obligations under the revolving credit facility are guaranteed by CCR's subsidiaries (the guarantor subsidiaries) and are secured by substantially all of CCR's and CCR's subsidiaries' assets pursuant to a security agreement and various mortgages. Under the new revolving credit facility, CCR made an initial draw of $200,000, and after origination fees of $3,000, the net proceeds were $197,000.

The total net proceeds related to these transactions that were distributed to ParentCo were $342,711.

In September 2016, CCR and its wholly owned subsidiary, CONSOL Thermal, entered into a Contribution Agreement with ParentCo, CONSOL Pennsylvania Coal Company LLC and Conrhein Coal Company (the Contributing Parties) under which CONSOL Thermal acquired an additional 5% undivided interest in and to the Pennsylvania Mining Complex, in exchange for (i) cash consideration in the amount of $21,500 and (ii) CCR's issuance of 3,956,496 Class A Preferred Units representing limited partnership interests in CCR at an issue price of $17.01 per Class A Preferred Unit (the “Class A Preferred Unit Issue Price”), or an aggregate $67,300 in equity consideration. The Class A Preferred Unit Issue Price was calculated as the volume-weighted average trading price of CCR's common units (the “Common Units”) over the trailing 15-day trading period ending on September 29, 2016 (or $14.79 per unit), plus a 15% premium.

In October 2017, ParentCo elected to have the 3,956,496 Class A Preferred Units, representing its limited partnership interest in CCR, converted into an equal number of Common Units under the terms of the Second Amended and Restated Agreement of Limited Partnership of CCR.

In connection with the PAMC acquisition, in September 2016, CCR's General Partner and CCR entered into the First Amended and Restated Omnibus Agreement (the “Amended Omnibus Agreement”) with ParentCo and certain of its subsidiaries. Under the Amended Omnibus Agreement, ParentCo indemnified CCR for certain liabilities. The Amended Omnibus Agreement also amended CCR's obligations to ParentCo with respect to the payment of an annual administrative support fee and reimbursement for the provisions of certain management and operating services provided, in each case to reflect structural changes in how those services are provided to CCR by ParentCo. The Company assumed this agreement as part of the separation and distribution.

On November 28, 2017, the Company also entered into an Affiliated Company Credit Agreement with the Partnership and certain of its subsidiaries (the Partnership Credit Parties) under which the Company provides as lender a revolving credit facility in an aggregate principal amount of up to $275 million to the Partnership Credit Parties. In connection with the completion of the separation, the Partnership drew an initial $201 million, the net proceeds of which were used to repay the Old Partnership Revolver and to provide working capital for the Partnership following the separation and for other general corporate purposes.

The Affiliated Company Credit Agreement matures on February 27, 2023. Interest is charged at a flat rate of 4.25% calculated based on the average daily balance, subject to the Partnership's net leverage ratio. For the year ended December 31, 2017, $746 of interest expense is included in the Consolidated Statement of Income. The collateral obligations under the Affiliated Company Credit Agreement generally mirror the Old Partnership Revolver, as does the list of entities that will act as guarantors thereunder. The Affiliated Company Credit Agreement is subject to financial covenants relating to a maximum first lien gross leverage ratio and a maximum total net leverage ratio, which will be calculated on a consolidated basis for the Partnership and its restricted subsidiaries at the end of each fiscal quarter. The Partnership was in compliance with each of these financial covenants at December 31, 2017. The Affiliated Company Credit Agreement also contains a number of customary affirmative covenants and negative covenants, including limitations on the ability of the Partnership to incur additional indebtedness, grant liens, and make investments, acquisitions, dispositions, restricted payments, and prepayments of junior indebtedness (subject to certain limited exceptions).

Charges for services from the Company include the following:

	For the Years Ended December 31,
	2017	2016	2014
Operating and Other Costs	$3,503	$4,251	$6,793
Selling, General and Administrative Costs	3,109	3,826	8,926
Total Services from CONSOL Energy	$6,612	$8,077	$15,719

At December 31, 2017 and December 31, 2016, CCR had a net payable to the Company in the amount of $3,071 and $1,666, respectively. This payable includes reimbursements for business expenses, executive fees, stock-based compensation and other items under the omnibus agreement.

Supplemental Coal Data (unaudited)

	Millions of Tons
	For the Year Ended December 31,
	2017	2016	2015	2014	2013
Proven and probable coal reserves at beginning of period	2,361	3,047	3,238	3,032	4,229
Purchased reserves	—	—	24	—	1
Reserves sold in place	(16)	(601)	(43)	(233)	(1,199)
Production	(26)	(26)	(29)	(32)	(55)
Revisions and other changes	(21)	(59)	(143)	471	56
Consolidated proven and probable coal reserves at end of period* (1)	2,298	2,361	3,047	3,238	3,032
______________
* Proven and probable coal reserves are the equivalent of “demonstrated reserves” under the coal resource classification system of the U.S. Geological Survey. Generally, these reserves would be commercially mineable at year-end prices and cost levels, using current technology and mining practices.
(1) 143.3 million tons of the Northern Appalachia product are controlled by CCC, a former subsidiary of ParentCo that was sold in December 2013. As of this filing, these tons are still controlled by CCC but are shown in CONSOL Energy's reserves due to a binding agreement that these tons will be released to CONSOL Energy upon the assignment of the underlying lease to CONSOL Energy.
CONSOL Energy's coal reserves are located in nearly every major coal-producing region in North America. Our estimate of proven and probable coal reserves has been determined by CONSOL Energy. At December 31, 2017, 227 million tons were assigned to mines either in production or temporarily idled. The proven and probable coal reserves at December 31, 2017 include 2,211 million tons of thermal coal reserves, of which approximately 2 percent has a sulfur content equivalent to less than 1.2 pounds sulfur dioxide per million British thermal unit (Btu), 8 percent has a sulfur content equivalent to between 1.2 and 2.5 pounds sulfur dioxide per million Btu, and 90 percent has a sulfur content equivalent to greater than 2.5 pounds sulfur dioxide per million Btu. The reserves also include 87 million tons of metallurgical coal in consolidated reserves, of which approximately 24 percent has a sulfur content equivalent to less than 1.2 pounds sulfur dioxide per million Btu and 76 percent has a sulfur content equivalent to between 1.2 and 2.5 pounds sulfur dioxide per million Btu.

Supplemental Quarterly Information (unaudited):
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Revenue and Other Income:
Coal Revenue	$316,448	$303,707	$279,245	$288,254
Terminal Revenue	12,886	14,855	15,065	17,260
Freight Revenue	12,282	17,762	21,803	21,845
Miscellaneous Other Income	22,650	10,145	19,713	20,771
Gain (Loss) on Sale of Assets	7,955	5,582	(513)	4,188
Total Revenue and Other Income	372,221	352,051	335,313	352,318
Costs and Expenses:
Operating and Other Costs	229,994	222,882	229,527	204,306
Depreciation, Depletion and Amortization	52,993	25,268	46,653	47,088
Freight Expense	12,282	17,762	21,803	21,845
Selling, General and Administrative Costs	17,079	20,338	21,180	25,008
Interest Expense	4,022	3,944	3,862	14,270
Total Costs and Expenses	316,370	290,194	323,025	312,517
Earnings Before Income Tax	55,851	61,857	12,288	39,801
Income Tax Expense	9,406	9,611	3,770	64,441
Net Income (Loss)	46,445	52,246	8,518	(24,640)
Less: Net Income Attributable to Noncontrolling Interest	5,464	4,313	790	4,373
Net Income (Loss) Attributable to CONSOL Energy Shareholders	$40,981	$47,933	$7,728	$(29,013)
Earnings (Loss) Per Share (a)
Basic	$1.47	$1.71	$0.28	$(1.04)
Dilutive	$—	$—	$—	$(1.04)

(a) Earnings per share shown above was calculated based on the 27,968 shares of CONSOL Energy common stock distributed in conjunction with the separation and distribution, and is considered pro forma in nature. Prior to November 28, 2017, CONSOL Energy did not have any issued or outstanding common stock.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Revenue and Other Income:
Coal Revenue	$226,164	$250,562	$267,685	$321,171
Terminal Revenue	7,709	8,058	4,549	11,148
Freight Revenue	13,110	11,447	9,392	12,519
Miscellaneous Other Income	15,506	20,627	13,569	32,418
(Loss) Gain on Sale of Assets	(28)	3,933	194	1,129
Total Revenue and Other Income	262,461	294,627	295,389	378,385
Costs and Expenses:
Operating and Other Costs	181,189	226,257	215,824	253,907
Depreciation, Depletion and Amortization	48,662	29,314	49,850	50,296
Freight Expense	13,110	11,447	9,392	12,519
Selling, General and Administrative Costs	7,560	10,460	12,157	19,850
Interest Expense	3,140	3,357	3,481	4,075
Total Costs and Expenses	253,661	280,835	290,704	340,647
Earnings Before Income Tax	8,800	13,792	4,685	37,738
Income Tax (Benefit) Expense	(84)	(109)	(66)	14,824
Net Income	8,884	13,901	4,751	22,914
Less: Net Income Attributable to Noncontrolling Interest	1,114	1,179	2,248	4,413
Net Income Attributable to CONSOL Energy Shareholders	$7,770	$12,722	$2,503	$18,501
Earnings Per Share (a)
Basic	$0.28	$0.45	$0.09	$0.66
Dilutive	$—	$—	$—	$0.66

(a) Earnings per share shown above was calculated based on the 27,968 shares of CONSOL Energy common stock distributed in conjunction with the separation and distribution, and is considered pro forma in nature. Prior to November 28, 2017, CONSOL Energy did not have any issued or outstanding common stock.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure controls and procedures. CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, CONSOL Energy’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2017 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy’s management, including CONSOL Energy’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting. CONSOL Energy's management is responsible for establishing and maintaining adequate internal control over financial reporting. CONSOL Energy's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
CONSOL Energy's internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of CONSOL Energy; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of CONSOL Energy's assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Accordingly, even effective controls can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of CONSOL Energy's internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that CONSOL Energy maintained effective internal control over financial reporting as of December 31, 2017.

An attestation report from our accounting firm on our internal control over financial reporting is not included in this Annual Report because an attestation report is only required under the regulations of the SEC for accelerated filers and large accelerated filers.

Changes in internal controls over financial reporting. There were no changes in the Company's internal controls over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

New Employee Agreements and Related Matters

New CIC/Severance Agreements adopted in 2018. In connection with a review of  the Company’s plans and programs, conducted post separation, the Company’s Compensation Committee approved new severance and double trigger change in control agreements covering each of our named executive officers (other than the chief executive officer), which became effective February 15, 2018. These agreements generally supersede the terms and conditions that were established by the agreements in place during 2017 that were adopted by CNX.  While the new agreements include features similar to the agreements in place during 2017, the new agreements also provide for non-change in control severance exclusively upon a termination of employment absent “cause.” The amount of severance due is a 1x multiple of base salary payable in a single lump sum. In the case of a change in control scenario, the named executive officer is only entitled to severance if, following, or in connection with, a change in control the named executive officer’s employment is terminated by the Company absent “cause” or if the named executive officer resigns due to constructive termination within a finite period (either ninety days prior to a change in control or within two years thereafter) also payable in a single lump sum. Severance payable in a change in control is equal to a multiple (ranging from two-times to two and one-half times) of base salary plus a multiple (ranging from two times to two and one-half times) of incentive pay and provides certain other benefits, including but not limited to continued health care coverage, a supplemental 401(k) contribution, a pension enhancement and outplacement assistance.
The purpose of these agreements is to ensure that the Company (a) offers a compensation package that is competitive with that offered by other companies with whom the Company competes for talent (b) retains and relies upon the undivided focus of our senior executives immediately prior to, during and following a change in control, and (c) diminishes the inevitable distraction of our named executive officers by virtue of personal uncertainties and risks created by the potential job loss following a change in control. These agreements also include “double trigger” change in control provisions, post termination restrictive covenants relating to confidentiality, non-competition and non-solicitation and relating to equity vesting and require the named executive officer to sign an appropriate release of claims.  The new agreements do not include any gross up feature arising from the excise tax payable on an excess parachute payment.
CEO Employment Agreement.  The Company’s Compensation Committee also approved an employment agreement for our Chief Executive Officer and President, which became effective on February 15, 2018 and provides for a three-year initial term of employment automatically renewed for additional one-year periods unless either party provides advance written notice within sixty days of the end of the term. The agreement also provides for “double trigger” change in control severance equal to a three times multiple of our Chief Executive Officer’s base salary plus a three times multiple of his incentive compensation, but only in the event of the executive’s involuntary termination of employment (including resignation following constructive termination) absent “cause.”  In addition, the agreement provides for non-change of control cash severance payable in lump sum form to our Chief Executive Officer and President equal to two times his base salary only and payable exclusively in the event of an involuntary termination of employment absent cause. The agreement includes customary restrictive covenants during employment and post termination relating to confidentiality, non-competition and non-solicitation and requires the executive to sign an appropriate release of claims. This agreement supersedes any agreement previously in place during 2017 (or earlier) that was adopted by CNX and assigned to the Company.
Base Salary Increases. In January of 2018, the Company’s Compensation Committee increased the base salaries of Messrs. Brock and Salvatori and Ms. Wiegand to reflect their increased roles and responsibilities and to ensure that these executives are compensated competitively in line with the Company’s peer group and general industry compensation survey data.  Effective as of February 16, 2018, Mr. Brock’s 2018 base salary is $650,000, Mr. Salvatori's base salary is $270,000 and Ms. Wiegand’s 2018 base salary is $300,000.
Annual Meeting
The Company it intends to hold its first annual meeting of stockholders on May 9, 2018 (the “2018 Annual Meeting”), at a time and location to be determined and specified in the Company’s proxy statement. The record date for determination of stockholders to be entitled to vote at the 2018 Annual Meeting, and any adjournment thereof, will be the close of business on March 12, 2018.

Stockholders of the Company who wish to have a proposal considered for inclusion in the Company’s proxy materials for the 2018 Annual Meeting (the “Proxy Materials”) pursuant to Rule 14a-8 under the Exchange Act, must ensure that such proposal is received by our Secretary at 1000 CONSOL Energy Drive, Suite 100, Canonsburg, PA 15317 no later than the close of business on February 26, 2018, which the Company has determined to be a reasonable time before it expects to begin to print and send the

Proxy Materials. Any such proposal must also meet the requirements set forth in the rules and regulations of the SEC in order to be eligible for inclusion in the Proxy Materials.

In addition, in accordance with advance notice requirements contained in the Company’s amended and restated bylaws, for director nominations or other business to be brought before the 2018 Annual Meeting by a stockholder outside of Rule 14a-8 of the Exchange Act, written notice must also be delivered no later than the close of business on February 26, 2018, to CONSOL Energy Inc., Attn: Secretary, 1000 CONSOL Energy Drive, Suite 100, Canonsburg, PA 15317. These stockholder notices must comply with the requirements of the Company’s amended and restated bylaws and will not be effective otherwise.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference from the information under the captions “PROPOSAL NO. 1 - ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS,” “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “BOARD OF DIRECTORS AND COMPENSATION INFORMATION” in the Proxy Statement.
CONSOL Energy has a written Code of Business Conduct and Ethics that applies to CONSOL Energy's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), Chief Accounting Officer (Principal Accounting Officer) and others. The Code of Business Conduct and Ethics is available on CONSOL Energy's website at www.consolenergy.com. Any amendments to, or waivers from, a provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial and principal accounting officer and that relates to any element of the code of ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on our website at www.consolenergy.com.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the information under the captions “BOARD OF DIRECTORS AND COMPENSATION INFORMATION” and “EXECUTIVE COMPENSATION INFORMATION” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from the information under the captions “BENEFICIAL OWNERSHIP OF SECURITIES” and “SECURITIES AUTHORIZED FOR ISSUANCE UNDER THE CONSOL ENERGY INC. EQUITY COMPENSATION PLAN” in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information requested by this Item is incorporated by reference from the information under the caption “Related Party Policy and Procedures and Related Party Transactions,” “PROPOSAL NO. 1 - ELECTION OF DIRECTORS”, and “Determination of Director Independence” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from the information under the caption “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” in the Proxy Statement.

PART IV

ITEM 15.	EXHIBIT INDEX
In reviewing any agreements incorporated by reference in this Form 10-K or filed with this 10-K, please remember that such agreements are included to provide information regarding their terms. They are not intended to be a source of financial, business or operational information about the Company or any of its subsidiaries or affiliates. The representations, warranties and covenants contained in these agreements are made solely for purposes of the agreements and are made as of specific dates; are solely for the benefit of the parties; may be subject to qualifications and limitations agreed upon by the parties in connection with negotiating the terms of the agreements, including being made for the purpose of allocating contractual risk between the parties instead of establishing matters as facts; and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors or security holders. Investors and security holders should not rely on the representations, warranties and covenants or any description thereof as characterizations of the actual state of facts or condition of the Company or any of its subsidiaries or affiliates or, in connection with acquisition agreements, of the assets to be acquired. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the agreements. Accordingly, these representations and warranties alone may not describe the actual state of affairs as of the date they were made or at another time.

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
Filed as Exhibit 4.1 to Form 8-K (File No. 001-38147) filed on November 15, 2017
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
10.7
Second Amendment to the Pennsylvania Mine Complex Operating Agreement, dated as of November 28, 2017, by and among CONSOL Pennsylvania Coal Company LLC, Conrhein Coal Company, CONSOL Thermal Holdings LLC and CONSOL Coal Resources LP
Filed as Exhibit 10.7 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.8
Credit Agreement, dated as of November 28, 2017, by and among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the other Secured Parties referred to therein
Filed as Exhibit 10.8 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.9	Affiliated Company Credit Agreement, dated as of November 28, 2017, by and among CONSOL Coal Resources LP, certain of its affiliates party thereto, CONSOL Energy Inc. and PNC Bank, N.A.	Filed as Exhibit 10.9 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.10	CONSOL Energy Inc. Omnibus Performance Incentive Plan	Filed as Exhibit 4.3 to Form S-8 (File No. 333-221727) filed on November 22, 2017
10.11	Purchase and Sale Agreement, dated as of November 30, 2017, by and among CONSOL Marine Terminals LLC, CONSOL Pennsylvania Coal Company LLC and CONSOL Funding LLC	Filed as Exhibit 10.11 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.12	Sub-Originator Sale Agreement, dated as of November 30, 2017, by and between CONSOL Thermal Holdings LLC and CONSOL Pennsylvania Coal Company LLC	Filed as Exhibit 10.12 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.13
Receivables Financing Agreement, dated as of November 30, 2017, by and among CONSOL Funding LLC, CONSOL Pennsylvania Coal Company LLC, PNC Bank, N.A., PNC Capital Markets, LLC and certain lenders from time to time party thereto
Filed as Exhibit 10.13 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.14	Second Amendment and Restatement of Master Cooperation and Safety Agreement by and among CONSOL Energy Inc., CNX Gas Company LLC, CNX Resources Holdings LLC and certain other parties thereto	Filed as Exhibit 10.5 to Form 10-12B/A (File No. 001-38147) filed on October 27, 2017
21	Subsidiaries of CONSOL Energy Inc.	Filed herewith
23.1	Consent of Ernst & Young LLP	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
95	Mine Safety and Health Administration Safety Data	Filed herewith
101	Interactive Data File (Form 10-K for the year ended December 31, 2017 furnished in XBRL)	Filed herewith
Supplemental Information
No annual report or proxy material has been sent to shareholders of CONSOL Energy at the time of filing of this Form 10-K. An annual report will be sent to shareholders and to the commission subsequent to the filing of this Form 10-K.
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 16th day of February, 2018.

CONSOL ENERGY INC.

By:	/s/ JAMES A. BROCK
James A. Brock
Director, Chief Executive Officer and President
(Duly Authorized Officer and Principal Executive Officer)

By:	/s/ DAVID M. KHANI
David M. Khani
Chief Financial Officer and Executive Vice President
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 16th day of February, 2018, by the following persons on behalf of the registrant in the capacities indicated:

Signature	Title

/s/ JAMES A. BROCK	Director, Chief Executive Officer and President
James A. Brock	(Duly Authorized Officer and Principal Executive Officer)

/s/ DAVID M. KHANI	Chief Financial Officer and Executive Vice President
David M. Khani	(Duly Authorized Officer and Principal Financial Officer)

/s/ JOHN M. ROTHKA	Chief Accounting Officer
John M. Rothka	(Duly Authorized Officer and Principal Accounting Officer)

/s/ WILLIAM P. POWELL	Director and Chairman of the Board
William P. Powell

/s/ ALVIN R. CARPENTER	Director
Alvin R. Carpenter

/s/ JOHN T. MILLS	Director
John T. Mills

/s/ JOSEPH P. PLATT	Director
Joseph P. Platt

/s/ EDWIN S. ROBERSON	Director
Edwin S. Roberson