Form 10-Q
period 2018-03-31
CONSOL Energy Inc.
filed 2018-05-03
CIK 1710366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2018
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
Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒ (Do not check if a smaller reporting company)
   Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
CONSOL Energy Inc. had 28,029,450 shares of common stock, $0.01 par value, outstanding at April 27, 2018.
.

IMPORTANT DEFINITIONS REFERENCED IN THIS QUARTERLY REPORT
Unless the context otherwise requires:

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

PART I : FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
Revenue and Other Income:	2018	2017
Coal Revenue	$351,009	$316,448
Terminal Revenue	15,221	12,886
Freight Revenue	17,887	12,282
Miscellaneous Other Income	25,887	22,650
Gain on Sale of Assets	254	7,955
Total Revenue and Other Income	410,258	372,221
Costs and Expenses:
Operating and Other Costs	229,802	229,994
Depreciation, Depletion and Amortization	49,471	52,993
Freight Expense	17,887	12,282
Selling, General and Administrative Costs	13,484	17,079
Loss on Debt Extinguishment	1,426	—
Interest Expense, net	21,045	4,022
Total Costs and Expenses	333,115	316,370
Earnings Before Income Tax	77,143	55,851
Income Tax Expense	6,185	9,406
Net Income	70,958	46,445
Less: Net Income Attributable to Noncontrolling Interest	8,550	5,464
Net Income Attributable to CONSOL Energy Inc. Shareholders	$62,408	$40,981

Earnings per Share:
Total Basic Earnings per Share	$2.23	$1.47
Total Dilutive Earnings per Share	$2.20	$1.47

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Net Income	$70,958	$46,445

Other Comprehensive Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: ($1,281), ($1,967))	3,997	3,414
Other Comprehensive Income	3,997	3,414

Comprehensive Income	$74,955	$49,859

Less: Comprehensive Income Attributable to Noncontrolling Interest	8,548	5,452

Comprehensive Income Attributable to CONSOL Energy Inc. Shareholders	$66,407	$44,407

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)
	March 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and Cash Equivalents	$191,719	$153,979
Accounts and Notes Receivable
Trade	127,348	131,545
Other Receivables	32,359	36,552
Inventories	60,766	53,420
Prepaid Expenses	24,855	23,744
Total Current Assets	437,047	399,240
Property, Plant and Equipment:
Property, Plant and Equipment	4,722,123	4,676,353
Less—Accumulated Depreciation, Depletion and Amortization	2,599,775	2,554,056
Total Property, Plant and Equipment—Net	2,122,348	2,122,297
Other Assets:
Deferred Income Taxes	67,538	75,065
Other	102,183	110,497
Total Other Assets	169,721	185,562
TOTAL ASSETS	$2,729,116	$2,707,099

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)
	March 31, 2018	December 31, 2017
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$84,691	$109,100
Current Portion of Long-Term Debt	18,386	22,482
Other Accrued Liabilities	285,132	290,627
Total Current Liabilities	388,209	422,209
Long-Term Debt:
Long-Term Debt	843,523	856,650
Capital Lease Obligations	22,814	8,639
Total Long-Term Debt	866,337	865,289
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	549,244	554,099
Pneumoconiosis Benefits	150,541	149,868
Asset Retirement Obligations	231,783	228,343
Workers’ Compensation	66,280	66,648
Salary Retirement	48,361	52,960
Other	19,173	24,042
Total Deferred Credits and Other Liabilities	1,065,382	1,075,960
TOTAL LIABILITIES	2,319,928	2,363,458

Stockholders' Equity:
Common Stock, $0.01 Par Value; 62,500,000 Shares Authorized, 28,024,321 Issued and Outstanding at March 31, 2018; 27,973,281 Issued and Outstanding at December 31, 2017	280	280
Capital in Excess of Par Value	549,929	552,793
Retained Earnings (Deficit)	103,007	(43,713)
Accumulated Other Comprehensive Loss	(385,830)	(305,100)
Total CONSOL Energy Inc. Stockholders' Equity	267,386	204,260
Noncontrolling Interest	141,802	139,381
TOTAL EQUITY	409,188	343,641
TOTAL LIABILITIES AND EQUITY	$2,729,116	$2,707,099

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total CONSOL Energy Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
December 31, 2017	$280	$552,793	$(43,713)	$(305,100)	$—	$204,260	$139,381	$343,641
(Unaudited)
Net Income	—	—	62,408	—	—	62,408	8,550	70,958
Actuarially Determined Long-Term Liability Adjustments (Net of $1,281 Tax)	—	—	—	3,999	—	3,999	(2)	3,997
Comprehensive Income	—	—	62,408	3,999	—	66,407	8,548	74,955
Reclassification of Stranded Tax Effect of Change in Tax Law	—	—	84,729	(84,729)	—	—	—	—
Separation Adjustments	—	(1,595)	—	—	—	(1,595)	—	(1,595)
Issuance of Common Stock	1	(1)	—	—	—	—	—	—
Retirement of Common Stock (44,000 shares)	(1)	(867)	(417)	—	—	(1,285)	—	(1,285)
Amortization of Stock-Based Compensation Awards	—	1,488	—	—	—	1,488	359	1,847
Units/Shares Withheld for Taxes	—	(1,889)	—	—	—	(1,889)	(899)	(2,788)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(5,587)	(5,587)
March 31, 2018	$280	$549,929	$103,007	$(385,830)	$—	$267,386	$141,802	$409,188

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net Income	$70,958	$46,445
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	49,471	52,993
Gain on Sale of Assets	(254)	(7,955)
Stock/Unit Based Compensation	1,847	3,760
Deferred Income Taxes	7,527	(5,938)
Changes in Operating Assets:
Accounts and Notes Receivable	8,390	(34,007)
Inventories	(7,346)	(4,906)
Prepaid Expenses	(1,185)	1,063
Changes in Other Assets	8,314	7,795
Changes in Operating Liabilities:
Accounts Payable	(11,267)	(17,508)
Other Operating Liabilities	(6,213)	14,346
Changes in Other Liabilities	(7,376)	(5,680)
Other	2,867	(1,871)
Net Cash Provided by Operating Activities	115,733	48,537
Cash Flows from Investing Activities:
Capital Expenditures	(21,956)	(9,021)
Proceeds from Sales of Assets	393	9,709
Net Cash (Used in) Provided by Investing Activities	(21,563)	688
Cash Flows from Financing Activities:
Payments on Capitalized Lease Obligations	(1,366)	—
Net Payments on Revolver - MLP	—	(4,000)
Payments on PNC Term Loan A	(15,000)	—
Payments on PNC Term Loan B	(1,000)	—
Buyback of Second Lien Notes	(10,000)	—
Repurchases of Common Stock	(1,285)	—
Spin Distribution to CNX Resources	(18,234)	—
Distributions to Noncontrolling Interest	(5,587)	(5,467)
Other Parent Net Distributions	—	(45,624)
Shares/Units Withheld for Taxes	(2,788)	(807)
Debt-Related Financing Fees	(1,170)	—
Net Cash Used in Financing Activities	(56,430)	(55,898)
Net Increase (Decrease) in Cash	37,740	(6,673)
Cash at Beginning of Period	153,979	13,311
Cash at End of Period	$191,719	$6,638

Non-Cash Investing and Financing Activities:
Capital Lease	$22,631	$—
The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
NOTE 1—BASIS OF PRESENTATION:

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

Basis of Presentation

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for future periods.

The Consolidated Balance Sheet at December 31, 2017 has been derived from the Audited Consolidated Financial Statements at that date but does not include all disclosures required by GAAP. This Form 10-Q report should be read in conjunction with CONSOL Energy Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017, which includes all disclosures required by GAAP.

Basis of Consolidation
The Unaudited Consolidated Financial Statements include the accounts of CONSOL Energy Inc., and its wholly owned and majority-owned and/or controlled subsidiaries. The portion of these entities that is not owned by the Company is presented as non-controlling interest. All significant intercompany transactions and accounts between subsidiaries within the Company have been eliminated in consolidation.

Prior to the separation and distribution, CONSOL Energy did not operate as a separate, standalone entity. The Company's operations were included in ParentCo's financial results. Accordingly, for all periods prior to the separation and distribution, the accompanying Unaudited Consolidated Financial Statements were prepared from ParentCo's historical accounting records and were presented on a standalone basis as if the Company's operations had been conducted independently from ParentCo. Such Unaudited Consolidated Financial Statements include the historical operations that were considered to comprise the Company's businesses, as well as certain assets and liabilities that were historically held at ParentCo's corporate level but were specifically identifiable or otherwise attributable to the Company. ParentCo's net investment in these operations is reflected as Parent Net Investment in the accompanying Unaudited Consolidated Financial Statements. All significant intercompany transactions between ParentCo and the Company were included within Parent Net Investment in the accompanying Unaudited Consolidated Financial Statements.

Cost Allocations

The description and information on cost allocations is applicable for all periods included in the Unaudited Consolidated Financial Statements prior to the separation and distribution.

Prior to the completion of the separation and distribution, the Company utilized centralized functions of ParentCo to support its operations, and in return, ParentCo allocated certain of its expenses to the Company. Such expenses represent costs related, but not limited, to treasury, legal, accounting, insurance, information technology, payroll administration, human resources, incentive plans and other services. These costs, together with an allocation of ParentCo overhead costs, are included within the Selling, General and Administrative Costs caption of the Unaudited Consolidated Statements of Income. Where it was possible to specifically attribute such expenses to activities of the Company, amounts have been charged or credited directly to the Company without allocation or apportionment. Allocation of all other such expenses was based on a reasonable reflection of the utilization of service provided or benefits received by the Company during the periods presented on a consistent basis, such as a percentage of total revenue and a percentage of total projected capital expenditures. The Company's management supports the methods used in allocating expenses and believes these methods to be reasonable estimates.

Nevertheless, the Unaudited Consolidated Financial Statements of CONSOL Energy Inc. may not reflect the actual expenses that would have been incurred and may not reflect CONSOL Energy Inc.'s consolidated results of operations, financial position and cash flows had it been a standalone company during the periods prior to the separation and distribution. Actual costs that would have been incurred if CONSOL Energy Inc. had been a standalone company would depend on multiple factors, including organizational structure, capital structure, and strategic decisions made in various areas, including information technology and infrastructure. Transactions between CONSOL Energy Inc. and ParentCo were included as related party transactions in the Unaudited Consolidated Financial Statements and were considered to be effectively settled for cash at the time the transaction was recorded. The total net effect of the settlement of these transactions is reflected in the accompanying Unaudited Consolidated Statements of Cash Flows as a financing activity and in the Unaudited Consolidated Balance Sheets as Parent Net Investment.

Long-term employee obligations, comprised of pensions, OPEB, CWP and workers' compensation, have been allocated to CONSOL Energy Inc. on the basis of the underlying employees comprising those plans.

All external debt not directly attributable to the ParentCo Coal Business has been excluded from the Unaudited Consolidated Balance Sheets of CONSOL Energy Inc.

Recent Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02 - Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate under the Tax Cuts and Jobs Act. The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21% corporate income tax rate. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted. CONSOL Energy adopted the new guidance during the three months ended March 31, 2018 and elected to make the reclassification. As a result, retained earnings increased $84,727 with a corresponding decrease to accumulated other comprehensive income.

In January 2018, the FASB issued ASU 2018-01 - Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. This Update, if elected, would not require an entity to reassess the accounting treatment of existing land easements not currently accounted for as a lease under Topic 840. Once an entity adopts Topic 842, it should apply that Topic prospectively to all new (or modified) land easements to determine whether the arrangement should be accounted for as a lease. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this update is permitted for all entities. Management is currently evaluating the impact this guidance may have on the Company’s financial statements.

In     November 2016, the FASB issued ASU 2016-18 - Statement of Cash Flows (Topic 230) - Restricted Cash, which addressed the diversity that exists in the classification and presentation of changes in restricted cash and restricted cash equivalents on the statement of cash flows. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in the Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This guidance was adopted during the three months ended March 31, 2018, and there was no material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 - Leases (Topic 842), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Update 2016-02 does retain a distinction between finance leases and operating leases, which is substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. Retaining this distinction allows the recognition, measurement and presentation of expenses and cash flows arising from a lease to not significantly change from previous GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities, but to recognize lease expense on a straight-line basis over the lease term. For both financing and operating leases, the right-to-use asset and lease liability will be initially measured at the present value of the lease payments in the statement of financial position. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Management is currently evaluating the impact this guidance may have on the Company’s financial statements.

Separation Transaction

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

Earnings per Share
Basic earnings per share are computed by dividing net income attributable to CONSOL Energy Shareholders by the weighted average shares outstanding during the reporting period. Dilutive earnings per share are computed similarly to basic earnings per share, except that the weighted average shares outstanding are increased to include additional shares from restricted stock units and performance share units, if dilutive. The number of additional shares is calculated by assuming that outstanding restricted stock units and performance share units were released, and that the proceeds from such activities were used to acquire shares of common stock at the average market price during the reporting period. The first quarter of 2018 represents CONSOL Energy's first full quarter as a publicly-traded company.
The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive:

	For the Three Months Ended
	March 31,
	2018	2017
Anti-Dilutive Restricted Stock Units	—	—
Anti-Dilutive Performance Share Units	96,508	—
	96,508	—
The computations for basic and dilutive earnings per share are as follows:

	For the Three Months Ended
Amounts in thousands, except per share data	March 31,
	2018	2017
Numerator:
Net Income	$70,958	$46,445
Less: Net Income Attributable to Noncontrolling Interest	8,550	5,464
Net Income Attributable to CONSOL Energy Shareholders	$62,408	$40,981

Denominator:
Weighted-average shares of common stock outstanding	28,029,146	27,967,509
Effect of dilutive shares	295,724	—
Weighted-average diluted shares of common stock outstanding	28,324,870	27,967,509

Earnings per Share:
Basic	$2.23	$1.47
Dilutive	$2.20	$1.47
In 2017, the earnings per share included on the accompanying Unaudited Consolidated Statements of Income was calculated based on the 27,967,509 shares of CONSOL Energy common stock distributed in conjunction with the completion of the separation and distribution, and is considered pro forma in nature. Prior to November 28, 2017, CONSOL Energy did not have any issued or outstanding common stock. As of March 31, 2018, CONSOL Energy had 500,000 shares of preferred stock, none of which were issued or outstanding.

NOTE 2—REVENUE:

The following table disaggregates CONSOL Energy's revenue by major source for the period ended March 31, 2018:

Consolidated
Coal Revenue	$351,009
Terminal Revenue	15,221
Freight Revenue	17,887
Total Revenue from Contracts with Customers	$384,117

ASU 2014-09 - Revenue from Contracts with Customers (Topic 606): On January 1, 2018, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard”) for all contracts using the modified retrospective method. No cumulative adjustment to the opening balance of retained earnings was made as a result of initially applying the new revenue standard. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company does not expect the adoption of the new revenue standard to have a material impact to its net income on an ongoing basis. CONSOL Energy's revenue continues to be recognized when title passes to the customer.

Coal Revenue

Revenues are recognized when title passes to the customers and the price is fixed and determinable. Generally, title passes when coal is loaded at the central preparation facility and, on occasion, at terminal locations or other customer destinations. The Company's coal contract revenue per ton is fixed and determinable and adjusted for nominal quality adjustments. Some coal contracts also contain positive electric power price related adjustments in addition to a fixed base price per ton. None of the Company’s coal contracts allow for retroactive adjustments to pricing after title to the coal has passed.

Some of the Company's contracts span multiple years and have annual pricing modifications, based upon market-driven or inflationary adjustments, where no additional value is exchanged. Also, the Company's contracts contain favorable electric power price related adjustments, which represent market-driven price adjustments, wherein there is no additional value being exchanged. Management believes that the invoice price is the most appropriate rate at which to recognize revenue.

While CONSOL Energy does, from time to time, experience costs of obtaining coal customer contracts with amortization periods greater than one year, those costs are immaterial to the Company's net income. As of and for the three months ended March 31, 2018, the Company does not have any capitalized costs to obtain customer contracts on its balance sheet nor has the Company recognized any amortization of previously existing capitalized costs of obtaining customer contracts. Further, the Company has not recognized any revenue in the current period that is not a result of current period performance.

Terminal Revenue

Terminal revenues are attributable to the Company's CONSOL Marine Terminal and include revenues earned from providing receipt and unloading of coal from rail cars, transporting coal from the receipt point to temporary storage or stockpile facilities located at the Terminal, stockpiling, blending, weighing, sampling, redelivery, and loading of coal onto vessels. Revenues for these services are generally earned on a per ton of throughput basis, and performance obligations are considered fulfilled as the services are performed.

CONSOL Marine Terminal does not normally experience material costs of obtaining customer contracts with amortization periods greater than one year. As of and for the three months ended March 31, 2018, the Company does not have any capitalized costs to obtain customer contracts on its balance sheet nor has the Company recognized any amortization of previously existing capitalized costs of obtaining Terminal customer contracts. Further, the Company has not recognized any revenue in the current period that is not a result of current period performance.

Freight Revenue

Some of CONSOL Energy's coal contracts require that the Company sell its coal at locations other than its central preparation plant. The cost to transport the Company's coal to the ultimate sales point is passed through to the Company's customers and CONSOL Energy recognizes the freight revenue equal to the transportation costs when title of the coal passes to the customer.

NOTE 3—MISCELLANEOUS OTHER INCOME:

	For the Three Months Ended March 31,
	2018	2017
Royalty Income - Non-Operated Coal	$9,806	$8,697
Purchased Coal Sales	8,746	3,541
Property Easements and Option Income	4,151	392
Rental Income	1,122	8,527
Interest Income	601	590
Other	1,461	903
Miscellaneous Other Income	$25,887	$22,650

NOTE 4—COMPONENTS OF PENSION AND OTHER POST-EMPLOYMENT BENEFIT (OPEB) PLANS NET PERIODIC BENEFIT COSTS:

Components of Net Periodic Benefit (Credit) Cost are as follows:

	Pension Benefits		Other Post-Employment Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017
Service Cost	$288	$737	$—	$—
Interest Cost	5,876	6,316	4,677	5,986
Expected Return on Plan Assets	(10,092)	(10,596)	—	—
Amortization of Prior Service Credits	(126)	(126)	(601)	(601)
Amortization of Actuarial Loss	2,179	2,224	4,051	5,778
Net Periodic Benefit (Credit) Cost	$(1,875)	$(1,445)	$8,127	$11,163

Expenses related to pension and other post-employment benefits are reflected in Operating and Other Costs in the Consolidated Statements of Operations.
NOTE 5—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:

Components of Net Periodic Benefit Cost are as follows:

	CWP		Workers' Compensation
	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017
Service Cost	$1,662	$1,280	$1,558	$1,568
Interest Cost	1,311	1,013	571	580
Amortization of Actuarial Gain	(213)	(1,908)	(20)	(149)
State Administrative Fees and Insurance Bond Premiums	—	—	593	783
Net Periodic Benefit Cost	$2,760	$385	$2,702	$2,782

NOTE 6—INCOME TAXES:

The effective tax rate for the three months ended March 31, 2018 and 2017 was 8.0% and 16.8%, respectively. The effective rate for the three months ended March 31, 2018 and 2017 differs from the U.S. federal statutory rate of 21% and 35%, respectively, primarily due to the income tax benefit for excess percentage depletion.

On December 22, 2017, the President of the United States signed Public Law 115-97 “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018,” commonly referred to as the Tax Cuts and Jobs Act (“Tax Bill”). Under U.S. GAAP, the effects of new legislation are recognized upon enactment, which, for federal legislation, is the date the President signs a bill into law. Accordingly, recognition of the tax effects of the Tax Bill is required in the interim and annual periods that include December 22, 2017. The SEC also released Staff Accounting Bulletin 118 on December 22, 2017. This bulletin clarifies certain aspects of ASC 740 and provides a three-step process for applying ASC 740. First, a company must reflect in its financial statements the income tax effects of the Tax Bill on items for which the company can make a complete assessment. Next, a measurement period not to exceed one year is provided for a company to report provisional amounts of the income tax effects of the Tax Bill for items for which the company's assessment is incomplete, but for which it can make a reasonable estimate. A company may adjust provisional amounts as it obtains additional information in subsequent reporting periods. Finally, for items for which a company cannot make a reasonable estimate, a company is not required to report provisional amounts and will continue to apply ASC 740 based on tax law existing immediately before December 22, 2017. A company is required to report provisional amounts for these items in the first reporting period in which the company is able to make a reasonable estimate of the income tax effects of the Tax Bill.

The Company recorded a deferred tax expense of approximately $58,558 in its financial statements for the period ended December 31, 2017. This impact is related to the reduction of the net deferred tax asset as a result of the federal corporate income tax rate being reduced from 35% to 21% for all periods after December 31, 2017. The Company did not recognize any additional impacts related to the Tax Bill in its financial statements for the three months ended March 31, 2018. The Tax Cuts and Jobs Act is a comprehensive tax reform bill containing a number of provisions that either currently or in the future could impact the Company. Examples include the ability to fully expense certain depreciable property, and the limitation on the deductibility of business interest expense. As a result, the Company continues to monitor and evaluate all applicable provisions of the Tax Bill during the measurement period.

The Company utilizes the “more likely than not” standard in recognizing a tax benefit in its financial statements. For the three months ended March 31, 2018 and the year ended December 31, 2017, the Company did not have any unrecognized tax benefits. If accrual for interest or penalties is required, it is the Company's policy to include these as a component of income tax expense.

The Company is subject to taxation in the United States, as well as various states and Canada, as well as various provinces. Under the provisions of the Tax Matters Agreement signed on November 28, 2017 by and between CONSOL Energy Inc. (Parent) and CONSOL Mining Corporation (Company), certain subsidiaries of the Company are subject to examination for tax years for the period January 1, 2015 through the three months ended March 31, 2018 for certain state and foreign returns. Further, the Company is subject to examination for the period November 28, 2017 through the three months ended March 31, 2018 for federal and certain state returns.
NOTE 7—INVENTORIES:
Inventory components consist of the following:

	March 31, 2018	December 31, 2017
Coal	$17,104	$11,411
Supplies	43,662	42,009
Total Inventories	$60,766	$53,420

Inventories are stated at the lower of cost or net realizable value. The cost of coal inventories is determined by the first-in, first-out (“FIFO”) method. Coal inventory costs include labor, supplies, equipment costs, operating overhead, depreciation, depletion and amortization, and other related costs. The cost of supplies inventory is determined by the average cost method and includes operating and maintenance supplies to be used in the Company's coal operations.
NOTE 8—ACCOUNTS RECEIVABLE SECURITIZATION:

CONSOL Energy and certain of its U.S. subsidiaries were party to a trade accounts receivable facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable.

Pursuant to the securitization facility, CONSOL Thermal Holdings LLC will sell current and future trade receivables to CONSOL Pennsylvania Coal Company LLC. CONSOL Marine Terminals LLC and CONSOL Pennsylvania Coal Company LLC will sell and/or contribute current and future trade receivables (including receivables sold to CONSOL Pennsylvania Coal Company LLC by CONSOL Thermal Holdings LLC) to CONSOL Funding LLC (the “SPV”). The SPV will, in turn, pledge its interests in the receivables to PNC Bank, which will either make loans or issue letters of credit on behalf of the SPV. The maximum amount of advances and letters of credit outstanding under the securitization facility may not exceed $100 million.

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

At March 31, 2018, the Company's eligible accounts receivable yielded $61,398 of borrowing capacity. At March 31, 2018, the facility had no outstanding borrowings and $61,398 of letters of credit outstanding, leaving no unused capacity. At December 31, 2017, the Company's eligible accounts receivable yielded $60,582 of borrowing capacity. At December 31, 2017, the facility had no outstanding borrowings and $60,582 of letters of credit outstanding, leaving no unused capacity. Costs associated with the receivables facility totaled $666 thousand for the three months ended March 31, 2018. These costs have been recorded as financing fees which are included in Operating and Other Costs in the Unaudited Consolidated Statements of Income. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.
NOTE 9—PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

	March 31, 2018	December 31, 2017
Plant and Equipment	$2,799,723	$2,757,062
Coal Properties and Surface Lands	858,218	857,031
Airshafts	393,347	392,266
Mine Development	344,139	344,139
Advance Mining Royalties	326,696	325,855
Total Property, Plant and Equipment	4,722,123	4,676,353
Less: Accumulated Depreciation, Depletion and Amortization	2,599,775	2,554,056
Total Property, Plant and Equipment, Net	$2,122,348	$2,122,297

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

As of March 31, 2018 and December 31, 2017, property, plant and equipment includes gross assets under capital lease of $26,255 and $3,559, respectively. Accumulated amortization for capital leases was $4,215 and $2,839 at March 31, 2018 and December 31, 2017, respectively. Amortization expense for assets under capital leases approximated $1,376 and $113 for the three months ended March 31, 2018 and 2017, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying Unaudited Consolidated Statements of Income.

NOTE 10—OTHER ACCRUED LIABILITIES:

	March 31, 2018	December 31, 2017
Subsidence Liability	$87,633	$88,027
Longwall Equipment Buyout	23,348	22,631
Accrued Interest	16,410	10,039
Accrued Payroll and Benefits	14,511	14,689
Litigation	10,190	8,197
Accrued Other Taxes	8,486	7,510
Equipment Lease Rental	7,839	9,865
Deferred Revenue	1,967	6,807
Short-Term Incentive Compensation	1,764	4,729
Other	19,959	23,900
Current Portion of Long-Term Liabilities:
Postretirement Benefits Other than Pensions	37,388	37,464
Asset Retirement Obligations	30,480	30,480
Workers' Compensation	12,912	13,317
Pneumoconiosis Benefits	12,245	12,972
Total Other Accrued Liabilities	$285,132	$290,627

NOTE 11—LONG-TERM DEBT:

	March 31, 2018	December 31, 2017
Debt:
Term Loan B due in November 2022 (Principal of $399,000 and $400,000 less Unamortized Discount of $7,453 and $7,853, respectively, 7.99% Weighted Average Interest Rate)	$391,547	$392,147
11.00% Senior Secured Second Lien Notes due 2025	290,000	300,000
MEDCO Revenue Bonds in Series due September 2025 at 5.75%	102,865	102,865
Term Loan A due in November 2021 (6.41% Weighted Average Interest Rate)	85,000	100,000
Advance Royalty Commitments (9.42% Weighted Average Interest Rate)	2,085	2,085
Less: Unamortized Debt Issuance Costs	19,905	21,129
	851,592	875,968
Less: Amounts Due in One Year*	8,069	19,318
Long-Term Debt	$843,523	$856,650

* Excludes current portion of Capital Lease Obligations of $10,317 and $3,164 at March 31, 2018 and December 31, 2017, respectively.

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

The Revolving Credit Facility and TLA Facility also include financial covenants, including (i) a maximum first lien gross leverage ratio, (ii) a maximum total net leverage ratio, and (iii) a minimum fixed charge coverage ratio. CONSOL Energy must maintain a maximum first lien gross leverage ratio covenant of no more than 2.25 to 1.00, measured quarterly, stepping down to 2.00 to 1.00 in March 2019 and 1.75 to 1.00 in March 2020. The maximum first lien gross leverage ratio is calculated as the ratio of Consolidated First Lien Debt to Consolidated EBITDA, excluding the Partnership. The maximum first lien gross leverage ratio was 1.45 to 1.00 at March 31, 2018. CONSOL Energy must maintain a maximum total net leverage ratio covenant of no more than 3.25 to 1.00, measured quarterly, stepping down to 3.00 to 1.00 in March 2019 and 2.75 to 1.00 in March 2020. The maximum total net leverage ratio is calculated as the ratio of Consolidated Indebtedness, minus Cash on Hand, to Consolidated EBITDA, excluding the Partnership. The maximum total net leverage ratio was 2.03 to 1.00 at March 31, 2018. Consolidated EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations, non-cash charges related to legacy employee liabilities and gains and losses on debt extinguishment, and includes cash distributions received from the Partnership and subtracts cash payments related to legacy employee liabilities. The facilities also include a minimum fixed charge coverage covenant of no less than 1.00 to 1.00, measured quarterly, stepping up to 1.05 to 1.00 in March 2020 and 1.10 to 1.00 in March 2021. The minimum fixed charge coverage ratio is calculated as the ratio of Consolidated EBITDA to Consolidated Fixed Charges, excluding the Partnership. Consolidated Fixed Charges, as used in the covenant calculation, includes cash interest payments, cash payments for income taxes, scheduled debt repayments, dividends paid, and Maintenance Capital Expenditures. The minimum fixed charge coverage ratio was 2.53 to 1.00 at March 31, 2018.

At March 31, 2018, the Revolving Credit Facility had no borrowings outstanding and $54,355 of letters of credit outstanding, leaving $245,645 of unused capacity. At December 31, 2017, the Revolving Credit Facility had no borrowings outstanding and $27,426 of letters of credit outstanding, leaving $272,574 of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.

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

During the first quarter of 2018, CONSOL Energy made an accelerated payment of $11.25 million on its outstanding Term Loan A Facility and purchased $10 million of its outstanding 11.00% Senior Secured Second Lien Notes due in 2025. As part of these transactions, $1,426 was included in Loss on Debt Extinguishment on the Unaudited Consolidated Statements of Income.
NOTE 12—COMMITMENTS AND CONTINGENT LIABILITIES:

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

The Company (as the owner of the Coal Business following the separation and distribution) is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes and other claims and actions arising out of the normal course of business. The Company accrues the estimated loss for these lawsuits and claims when the loss is probable and reasonably estimable. The Company's estimated accruals as of March 31, 2018 related to these pending claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of the Company as of March 31, 2018. It is possible that the aggregate loss in the future with respect to these lawsuits and claims could ultimately be material to the Company's financial position, results of operations or cash flows; however, such amounts cannot be reasonably estimated. The amount claimed against the Company as of March 31, 2018 is disclosed below when an amount is expressly stated in the lawsuit or claim, which is not often the case.

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

Casey Litigation: A class action lawsuit was filed on August 23, 2017 on behalf of two nonunion retired coal miners against CCC, COK, CONSOL Buchanan Mining Co., LLC and Kurt Salvatori in West Virginia Federal Court alleging ERISA violations in the termination of retiree health care benefits. Filed by the same lawyers who filed the Fitzwater litigation, and raising nearly identical claims, the Plaintiffs contend they relied to their detriment on oral promises of “lifetime health benefits” allegedly made by various members of management during Plaintiffs’ employment and that they were not provided with copies of Summary Plan Documents clearly reserving to the Company the right to modify or terminate the Retiree Health and Welfare Plan. Plaintiffs request that retiree health benefits be reinstated for them and their dependents and seek to represent a class of all nonunion retirees of any ParentCo subsidiary that operated or employed individuals in McDowell or Mercer Counties, West Virginia, or Buchanan or Tazewell Counties, Virginia whose retiree welfare benefits were terminated. On December 1, 2017, the trial court judge in Fitzwater signed an order to consolidate Fitzwater with Casey. The Casey complaint was amended on March 1, 2018 to add new plaintiffs, add defendant CONSOL Pennsylvania Coal Company, LLC and eliminate defendant CONSOL Buchanan Mining Co., LLC in an attempt to expand the class of retirees.

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

The following is a summary, as of March 31, 2018, of the financial guarantees, unconditional purchase obligations and letters of credit to certain third parties. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments, or under the separation and distribution agreement to the extent retained by ParentCo on behalf of the Coal Business. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credit are recorded as liabilities in the financial statements. The Company's management believes that these guarantees will expire without being funded, and therefore, the commitments will not have a material adverse effect on the Company's financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$82,266	$79,766	$2,500	$—	$—
Environmental	398	398	—	—	—
Other	33,110	33,110	—	—	—
Total Letters of Credit	115,774	113,274	2,500	—	—
Surety Bonds:
Employee-Related	108,948	76,068	32,880	—	—
Environmental	456,350	420,439	35,911	—	—
Other	4,736	4,498	237	1	—
Total Surety Bonds	570,034	501,005	69,028	1	—
Guarantees:
Other	31,202	8,961	14,936	6,575	730
Total Guarantees	31,202	8,961	14,936	6,575	730
Total Commitments	$717,010	$623,240	$86,464	$6,576	$730

Included in the above table are commitments and guarantees entered into in conjunction with the sale of Consolidation Coal Company and certain of its subsidiaries, which contain all five of its longwall coal mines in West Virginia and its river operations, to a subsidiary of Murray Energy Corporation. As part of the separation and distribution, ParentCo agreed to indemnify the Company and the Company agreed to indemnify ParentCo in each case with respect to guarantees of certain equipment lease obligations that were assumed by Murray Energy. In the event that Murray Energy would default on the obligations defined in the agreements, the Company would be required to perform under the guarantees. If the Company would be required to perform, the stock purchase agreement provides various recourse actions. At March 31, 2018 and December 31, 2017, the fair value of these guarantees was $982 and $1,040, respectively, and is included in Other Accrued Liabilities on the Unaudited Consolidated Balance Sheets. The fair value of certain of the guarantees was determined using the Company’s risk-adjusted interest rate. Significant increases or decreases in the risk-adjusted interest rates may result in a significantly higher or lower fair value measurement. No other amounts related to financial guarantees and letters of credit are recorded as liabilities in the financial statements. Significant judgment is required in determining the fair value of these guarantees. The guarantees of the leases are classified within Level 3 of the fair value hierarchy.

The Company regularly evaluates the likelihood of default for all guarantees based on an expected loss analysis and records the fair value, if any, of its guarantees as an obligation in the consolidated financial statements.
NOTE 13—FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2018			Fair Value Measurements at December 31, 2017
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Murray Energy Guarantees	$—	$—	$(982)	$—	$—	$(1,040)

The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:

Long-term debt: The fair value of long-term debt is measured using unadjusted quoted market prices or estimated using discounted cash flow analyses. The discounted cash flow analyses are based on current market rates for instruments with similar cash flows.

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt	$871,497	$912,091	$897,097	$931,768
Certain of the Company’s debt is actively traded on a public market and, as a result, constitute Level 1 fair value measurements. The portion of the Company’s debt obligations that are not actively traded are valued through reference to the applicable underlying benchmark rate and, as a result, constitute Level 2 fair value measurements.

NOTE 14—SEGMENT INFORMATION:

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

Industry segment results for the three months ended March 31, 2018 are:

	PAMC	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$351,009	$—	$—	$351,009	(A)
Terminal Revenue	—	15,221	—	15,221
Freight Revenue	17,887	—	—	17,887
Total Revenue and Freight	$368,896	$15,221	$—	$384,117
Earnings (Loss) Before Income Tax	$98,480	$(21,337)	$—	$77,143
Segment Assets	$1,965,979	$763,137	$—	$2,729,116
Depreciation, Depletion and Amortization	$43,257	$6,214	$—	$49,471
Capital Expenditures	$19,714	$2,242	$—	$21,956

(A)	Included in the PAMC segment are sales of $86,826 to Key-Con Fuels, $52,213 to Duke Energy and $39,262 to Raven Power Fort Smallwood LLC, each comprising over 10% of sales.

Industry segment results for the three months ended March 31, 2017 are:

	PAMC	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$316,448	$—	$—	$316,448	(B)
Terminal Revenue	—	12,886	—	12,886
Freight Revenue	12,282	—	—	12,282
Total Revenue and Freight	$328,730	$12,886	$—	$341,616
Earnings (Loss) Before Income Tax	$61,015	$(5,164)	$—	$55,851
Segment Assets	$1,955,172	$729,904	$—	$2,685,076
Depreciation, Depletion and Amortization	$42,301	$10,692	$—	$52,993
Capital Expenditures	$8,118	$903	$—	$9,021

(B)	Included in the PAMC segment are sales of $57,070 to Duke Energy and sales of $54,820 to Xcoal, each comprising over 10% of sales.

Reconciliation of Segment Information to Consolidated Amounts:

Total Assets:

	March 31,
	2018	2017
Segment assets for total reportable business segments	$1,965,979	$1,955,172
Segment assets for all other business segments	504,822	539,164
Items excluded from segment assets:
Cash and other investments	190,777	72
Deferred tax assets	67,538	190,668
Total Consolidated Assets	$2,729,116	$2,685,076

NOTE 15—GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION:

The payment obligations under the $400,000, Term Loan B due in November 2022, less the $7.5 million of unamortized bond discount, the $300,000, 11.000% per annum senior notes due November 2025, and the $100,000, Term Loan A due in November 2021 issued by CONSOL Energy are jointly and severally, and also fully and unconditionally, guaranteed by certain subsidiaries of CONSOL Energy. In accordance with positions established by the SEC, the following financial information sets forth separate financial information with respect to the parent, guarantor subsidiaries, CCR, a non-guarantor subsidiary, and the remaining non-guarantor subsidiaries. The principal elimination entries include investments in subsidiaries and certain intercompany balances and transactions. CONSOL Energy, the parent, and a guarantor subsidiary manage several assets and liabilities of all other wholly owned subsidiaries. These include, for example, deferred tax assets, cash and other post-employment liabilities. These assets and liabilities are reflected as parent company or guarantor company amounts for purposes of this presentation.

Income Statement for the Three Months Ended March 31, 2018 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues and Other Income:
Coal Revenue	$—	$263,257	$87,752	$—	$—	351,009
Terminal Revenue	—	15,221	—	—	—	15,221
Freight Revenue	—	13,415	4,472	—	—	17,887
Miscellaneous Other Income	90,304	11,018	2,201	—	(77,636)	25,887
Gain on Sale of Assets	—	178	76	—	—	254
Total Revenue and Other Income	90,304	303,089	94,501	—	(77,636)	410,258
Costs and Expenses:
Operating and Other Costs	—	176,820	52,287	695	—	229,802
Depreciation, Depletion and Amortization	—	38,657	10,814	—	—	49,471
Freight Expense	—	13,415	4,472	—	—	17,887
Selling, General and Administrative Costs	—	10,464	3,020	—	—	13,484
Loss on Debt Extinguishment	1,426	—	—	—	—	1,426
Interest Expense	20,285	944	(184)	—	—	21,045
Total Costs And Expenses	21,711	240,300	70,409	695	—	333,115
Earnings Before Income Tax	68,593	62,789	24,092	(695)	(77,636)	77,143
Income Tax Expense	6,185	—		—	—	6,185
Net Income (Loss)	62,408	62,789	24,092	(695)	(77,636)	70,958
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	8,550	8,550
Net Income (Loss) Attributable to CONSOL Energy Shareholders	$62,408	$62,789	$24,092	$(695)	$(86,186)	$62,408

Balance Sheet at March 31, 2018 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$190,564	$369	$748	$38	$—	$191,719
Accounts and Notes Receivable:
Trade	—	—	—	127,348	—	127,348
Other Receivables	14,645	16,283	1,431	—	—	32,359
Inventories	—	46,645	14,121	—	—	60,766
Prepaid Expenses	7,034	13,417	4,404	—	—	24,855
Total Current Assets	212,243	76,714	20,704	127,386	—	437,047
Property, Plant and Equipment:
Property, Plant and Equipment	—	3,802,245	919,878	—	—	4,722,123
Less-Accumulated Depreciation, Depletion and Amortization	—	2,106,017	493,758	—	—	2,599,775
Total Property, Plant and Equipment-Net	—	1,696,228	426,120	—	—	2,122,348
Other Assets:
Deferred Income Taxes	67,538	—	—	—	—	67,538
Affiliated Credit Facility	156,228	—	—	—	(156,228)	—
Investment in Affiliates	682,407	—	—	—	(682,407)	—
Other	40,642	46,858	14,683	—	—	102,183
Total Other Assets	946,815	46,858	14,683	—	(838,635)	169,721
Total Assets	$1,159,058	$1,819,800	$461,507	$127,386	$(838,635)	$2,729,116
Liabilities and Equity:
Current Liabilities:
Accounts Payable	$10,521	$54,070	$17,872	$8	$2,220	$84,691
Accounts Payable (Recoverable)-Related Parties	(2,291)	36,221	—	122,298	(156,228)	—
Current Portion of Long-Term Debt	—	16,568	1,818	—	—	18,386
Other Accrued Liabilities	106,974	136,810	43,527	—	(2,179)	285,132
Total Current Liabilities	115,204	243,669	63,217	122,306	(156,187)	388,209
Long-Term Debt:	728,107	134,462	159,996	—	(156,228)	866,337
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	549,244	—	—	—	549,244
Pneumoconiosis Benefits	—	146,336	4,205	—	—	150,541
Asset Retirement Obligations	—	221,975	9,808	—	—	231,783
Workers’ Compensation	—	62,827	3,453	—	—	66,280
Salary Retirement	48,361	—	—	—	—	48,361
Other	—	18,570	603	—	—	19,173
Total Deferred Credits and Other Liabilities	48,361	998,952	18,069	—	—	1,065,382
Total CONSOL Energy Inc. Stockholders’ Equity	267,386	442,717	220,225	5,080	(668,022)	267,386
Noncontrolling Interest	—	—	—	—	141,802	141,802
Total Liabilities and Equity	$1,159,058	$1,819,800	$461,507	$127,386	$(838,635)	$2,729,116

Condensed Statement of Cash Flows for the Three Months Ended March 31, 2018 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(2,305)	$88,774	$29,264	$—	$—	$115,733
Cash Flows from Investing Activities:
Capital Expenditures	—	(17,027)	(4,929)	—	—	(21,956)
Proceeds From Sales of Assets	—	318	75	—	—	393
(Investments in), net of Distributions from, Equity Affiliates	(2,048)	2,048	—	—	—	—
Net Cash (Used in) Provided by Investing Activities	(2,048)	(14,661)	(4,854)	—	—	(21,563)
Cash Flows from Financing Activities:
Payments on Capitalized Lease Obligations	—	(999)	(367)	—	—	(1,366)
Affiliated Credit Facility	—	—	(9,583)	—	9,583	—
Payments on PNC Term Loan A	(15,000)	—	—	—	—	(15,000)
Payments on PNC Term Loan B	(1,000)	—	—	—	—	(1,000)
Buyback of Second Lien Notes	(10,000)	—	—	—	—	(10,000)
Distributions to Noncontrolling Interest	—	—	(14,346)	—	8,759	(5,587)
Shares/Units Withheld for Taxes	—	(1,889)	(899)	—	—	(2,788)
Intercompany Contributions/(Distributions)	72,317	(72,317)	—	—	—	—
Spin Distribution to CNX Resources	(1,595)	(16,639)	—	—	—	(18,234)
Repurchases of Common Stock	(1,285)	—	—	—	—	(1,285)
Debt-Related Financing Fees	(755)	(415)	—	—	—	(1,170)
Net Cash (Used in) Provided by Financing Activities	$42,682	$(92,259)	$(25,195)	$—	$18,342	$(56,430)

Statement of Comprehensive Income for the Three Months Ended March 31, 2018 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non- Guarantor	Elimination	Consolidated
Net (Loss) Income	$62,408	$62,789	$24,092	$(695)	$(77,636)	$70,958
Other Comprehensive (Loss) Income:
Net Actuarial Loss (Gain)	3,999	—	(2)	—	—	3,997
Other Comprehensive (Loss) Income:	3,999	—	(2)	—	—	3,997
Comprehensive (Loss) Income	66,407	62,789	24,090	(695)	(77,636)	74,955
Less: Comprehensive Income Attributable to Noncontrolling Interest	—	—	—	—	8,548	8,548
Comprehensive (Loss) Income Attributable to CONSOL Energy Inc. Shareholders	$66,407	$62,789	$24,090	$(695)	$(86,184)	$66,407

Income Statement for the Three Months Ended March 31, 2017 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues and Other Income:
Coal Revenue	$—	$237,336	$79,112	$—	$—	$316,448
Terminal Revenue	—	12,886	—	—	—	12,886
Freight Revenue	—	9,212	3,070	—	—	12,282
Miscellaneous Other Income	50,598	6,494	1,101	—	(35,543)	22,650
Gain on Sale of Assets		7,958	(3)	—	—	7,955
Total Revenue and Other Income	50,598	273,886	83,280	—	(35,543)	372,221
Costs and Expenses:
Operating and Other Costs	—	180,111	49,883	—	—	229,994
Depreciation, Depletion and Amortization	—	42,472	10,521	—	—	52,993
Freight Expense	—	9,212	3,070	—	—	12,282
Selling, General and Administrative Costs	—	13,796	3,283	—	—	17,079
Loss on Debt Extinguishment	—	—	—	—	—	—
Interest Expense	211	1,354	2,457	—	—	4,022
Total Costs And Expenses	211	246,945	69,214	—	—	316,370
Earnings Before Income Tax	50,387	26,941	14,066	—	(35,543)	55,851
Income Tax Expense	9,406			—	—	9,406
Net Income (Loss)	40,981	26,941	14,066	—	(35,543)	46,445
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	5,464	5,464
Net Income (Loss) Attributable to CONSOL Energy Shareholders	$40,981	$26,941	$14,066	$—	$(41,007)	$40,981

Balance Sheet at December 31, 2017:

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$152,235	$105	$1,533	$106	$—	$153,979
Accounts and Notes Receivable:
Trade	—	—	—	131,545	—	131,545
Other Receivables	17,702	16,880	1,970	—	—	36,552
Inventories	—	41,117	12,303	—	—	53,420
Prepaid Expenses	5,745	13,568	4,428	3	—	23,744
Total Current Assets	175,682	71,670	20,234	131,654	—	399,240
Property, Plant and Equipment:
Property, Plant and Equipment	—	3,765,885	910,468	—	—	4,676,353
Less-Accumulated Depreciation, Depletion and Amortization	—	2,070,646	483,410	—	—	2,554,056
Total Property, Plant and Equipment-Net	—	1,695,239	427,058	—	—	2,122,297
Other Assets:
Deferred Income Taxes	75,065	—	—	—	—	75,065
Affiliated Credit Facility	165,110	—	—	—	(165,110)	—
Investment in Affiliates	645,157	—	—	—	(645,157)	—
Other	44,177	50,846	15,474	—	—	110,497
Total Other Assets	929,509	50,846	15,474	—	(810,267)	185,562
Total Assets	$1,105,191	$1,817,755	$462,766	$131,654	$(810,267)	$2,707,099
Liabilities and Equity:
Current Liabilities:
Accounts Payable	$20,014	$66,271	$22,789	$8	$18	$109,100
Accounts Payable (Recoverable)-Related Parties	(2,291)	36,221	—	129,139	(163,069)	—
Current Portion of Long-Term Debt	—	22,405	77	—	—	22,482
Other Accrued Liabilities	101,994	149,425	44,102	(20)	(4,874)	290,627
Total Current Liabilities	119,717	274,322	66,968	129,127	(167,925)	422,209
Long-Term Debt:	728,254	135,390	165,183	1,572	(165,110)	865,289
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	554,099	—	—	—	554,099
Pneumoconiosis Benefits	—	146,035	3,833	—	—	149,868
Asset Retirement Obligations	—	218,728	9,615	—	—	228,343
Workers’ Compensation	—	63,244	3,404	—	—	66,648
Salary Retirement	52,960	—	—	—	—	52,960
Other	—	23,435	607	—	—	24,042
Total Deferred Credits and Other Liabilities	52,960	1,005,541	17,459	—	—	1,075,960
Total CONSOL Energy Inc. Stockholders’ Equity	204,260	402,502	213,156	955	(616,613)	204,260
Noncontrolling Interest	—	—	—	—	139,381	139,381
Total Liabilities and Equity	$1,105,191	$1,817,755	$462,766	$131,654	$(810,267)	$2,707,099

Condensed Statement of Cash Flows for the Three Months Ended March 31, 2017 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(4,643)	$35,518	$17,662	$—	$—	$48,537
Cash Flows from Investing Activities:
Capital Expenditures	—	(6,991)	(2,030)	—	—	(9,021)
Proceeds From Sales of Assets	—	9,709	—	—	—	9,709
(Investments in), net of Distributions from, Equity Affiliates	20,226	(20,226)	—	—	—	—
Net Cash (Used in) Provided by Investing Activities	20,226	(17,508)	(2,030)	—	—	688
Cash Flows from Financing Activities:
Payments on Capitalized Lease Obligations	(896)	922	(26)	—	—	—
Net (Payments on) Proceeds from Revolver - MLP	—	—	(4,000)	—	—	(4,000)
Distributions to Noncontrolling Interest	—	—	(14,050)	—	8,583	(5,467)
Shares/Units Withheld for Taxes	—	—	(807)	—	—	(807)
Intercompany Contributions/(Distributions)	45,624	(45,624)	—	—	—	—
Other Parent Net Distributions	(45,624)	—	—	—	—	(45,624)
Debt Issuance and Financing Fees	(7,995)	7,995	—	—	—	—
Net Cash (Used in) Provided by Financing Activities	$(8,891)	$(36,707)	$(18,883)	$—	$8,583	$(55,898)

Statement of Comprehensive Income for the Three Months Ended March 31, 2017 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non- Guarantor	Elimination	Consolidated
Net (Loss) Income	$40,981	$26,941	$14,066	$—	$(35,543)	$46,445
Other Comprehensive (Loss) Income:
Net Actuarial Loss (Gain)	3,414	—	39	—	(39)	3,414
Other Comprehensive (Loss) Income:	3,414	—	39	—	(39)	3,414
Comprehensive (Loss) Income	44,395	26,941	14,105	—	(35,582)	49,859
Less: Comprehensive Income Attributable to Noncontrolling Interest	—	—	—	—	5,452	5,452
Comprehensive (Loss) Income Attributable to CONSOL Energy Inc. Shareholders	$44,395	$26,941	$14,105	$—	$(41,034)	$44,407
NOTE 16—RELATED PARTY TRANSACTIONS:

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

•
Affiliated Company Credit Agreement, dated November 28, 2017, by and among CONSOL Coal Resources LP, certain of its affiliates party thereto, CONSOL Energy Inc. and PNC Bank, National Association (the “Affiliated Company Credit Agreement”); and

•
Second Amendment and Restatement of Master Cooperation and Safety Agreement, dated October 20, 2017, by and between CONSOL Energy Inc., CNX Gas Company LLC and certain other parties thereto (the “MCSA”).

Summaries of the material terms of the SDA, TSA, TMA, EMA, Omnibus Amendment, Contract Agency Amendment, Water Supply Amendment and MCSA may be found under the section entitled “Certain Relationships and Related Party Transactions” in that certain Information Statement of the Company, dated November 3, 2017, and the summaries of the material terms of the IPMA, TLA1, TLA2, the Operating Agreement Amendment and the Affiliated Company Credit Agreement may be found under Item 1.01 Entry into a Material Definitive Agreement to Form 8-K filed December 4, 2017.

Refer to Note 1 - Basis of Presentation for further information on the separation from ParentCo. Also refer to Note 16 - Stock-Based Compensation in the Notes to the Audited Consolidated Financial Statements in Item 8 of the Company's December 31, 2017 Form 10-K for information regarding the conversion of share-based awards from ParentCo to the Company as of the date of the separation and distribution.

Cash Management and Treasury

For periods prior to the separation and distribution, the Company participated in ParentCo's centralized treasury and cash management processes. Transactions occurring in periods prior to the separation and distribution were considered to be effectively settled for cash at the time the transactions were recorded. These transactions and net cash transfers to and from ParentCo's centralized cash management system are reflected as a component of ParentCo's net investment on the Unaudited Consolidated Balance Sheets and as a financing activity within the accompanying Unaudited Consolidated Statements of Cash Flows. In the Unaudited Consolidated Statements of Stockholders' Equity, ParentCo's net investment on the Unaudited Consolidated Balance Sheets represents the cumulative net investment by ParentCo in the Company, including net income through the completion of the separation and distribution and net cash transfers to and from ParentCo.

All significant transactions between the Company and CNX Resources Corporation have been included in the unaudited consolidated financial statements.

Transition Services Agreements

The Company also entered into a TSA and certain other agreements in connection with the SDA with ParentCo to cover certain continued corporate services provided by the Company and ParentCo to each other following the completion of the separation and distribution. In connection with the separation and distribution, the Company began to set up its own corporate functions, and pursuant to the TSA, ParentCo provided various corporate support services, including certain accounting, human resources, information technology, office and building, risk, security, tax and treasury, building security and tax services, as well as certain regulatory compliance services required during the period in which the Company remained a majority-owned subsidiary of ParentCo. Additional services may be identified from time to time and also be provided under the TSA. The charges associated with these services were not material during the three months ended March 31, 2018, and are consistent with expenses that ParentCo has historically allocated or incurred with respect to such services.

CNX Resources Receivables and Payables

At March 31, 2018 and December 31, 2017, the Company had a payable to CNX Resources Corporation of $1,003 and $12,540, respectively, recorded in other current liabilities on the Unaudited Consolidated Balance Sheets. The Company also had a receivable from CNX Resources Corporation of $11,134 and $15,415, of which $4,845 and $4,500 was recorded in current assets and $6,289 and $10,915 was included in other assets on the Unaudited Consolidated Balance Sheets at March 31, 2018 and

December 31, 2017, respectively. These items relate to the reimbursement of the one-time transaction costs as well as other reimbursements per the terms of the SDA.

The one-time transaction costs related to the separation and distribution were approximately $40,545 for the year ended December 31, 2017. During the three months ended March 31, 2018, the Company paid CNX Resources $18,234 for its portion of the one-time transaction costs related to the separation and distribution. Per the SDA, these costs are split equally by the two companies. These costs consist of consulting and professional fees associated with preparing for and executing the separation and distribution, as well as various other items.

Corporate Allocations

Prior to the completion of the separation and distribution, the Company utilized centralized functions of ParentCo to support its operations, and in return, ParentCo allocated certain of its expenses to the Company. Such expenses represent costs related, but not limited, to treasury, legal, accounting, insurance, information technology, payroll administration, human resources, incentive plans and other services. These costs, together with an allocation of ParentCo overhead costs, are included within the Selling, General and Administrative Costs caption on the Unaudited Consolidated Statements of Income. Where it was possible to specifically attribute such expenses to activities of the Company, amounts have been charged or credited directly to the Company without allocation or apportionment. Allocation of all other such expenses was based on a reasonable reflection of the utilization of service provided or benefits received by the Company during the periods presented on a consistent basis, such as a percentage of total revenue and a percentage of total projected capital expenditures. The Company's management supports the methods used in allocating expenses and believes these methods to be reasonable estimates.

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

On November 28, 2017, the Company also entered into an Affiliated Company Credit Agreement with the Partnership and certain of its subsidiaries (the Partnership Credit Parties) under which the Company provides as lender a revolving credit facility in an aggregate principal amount of up to $275 million to the Partnership Credit Parties. In connection with the completion of the separation, the Partnership drew an initial $201 million, the net proceeds of which were used to repay its then-existing senior secured revolving credit facility (the “Old Partnership Revolver”) and to provide working capital for the Partnership following the separation and for other general corporate purposes.

The Affiliated Company Credit Agreement matures on February 27, 2023. Interest is charged at a flat rate of 4.25% calculated based on the average daily balance, subject to the Partnership's net leverage ratio. For the three months ended March 31, 2018, $2,134 of interest expense is included in the Unaudited Consolidated Statements of Income. The collateral obligations under the Affiliated Company Credit Agreement generally mirror the Old Partnership Revolver, as does the list of entities that will act as guarantors thereunder. The Affiliated Company Credit Agreement is subject to financial covenants relating to a maximum first lien gross leverage ratio and a maximum total net leverage ratio, which will be calculated on a consolidated basis for the Partnership and its restricted subsidiaries at the end of each fiscal quarter. The Partnership was in compliance with each of these financial covenants at March 31, 2018. The Affiliated Company Credit Agreement also contains a number of customary affirmative covenants and negative covenants, including limitations on the ability of the Partnership to incur additional indebtedness, grant liens, and make investments, acquisitions, dispositions, restricted payments, and prepayments of junior indebtedness (subject to certain limited exceptions).

Charges for services from the Company include the following:

	For the Three Months Ended March 31,
	2018	2017
Operating and Other Costs	$685	$872
Selling, General and Administrative Costs	1,645	717
Total Services from CONSOL Energy	$2,330	$1,589

Operating and Other Costs includes service costs for pension and insurance expenses. Selling, General and Administrative Costs include charges for incentive compensation, an annual administrative support fee and reimbursement for the provision of certain management and operating services provided by CNX. As of November 28, 2017, certain administrative services historically incurred by the Partnership are now incurred by CONSOL Energy and the Partnership's portion is reimbursed to CONSOL Energy.
At March 31, 2018 and December 31, 2017, CCR had a net payable to the Company in the amount of $935 and $3,071, respectively. This payable includes reimbursements for business expenses, executive fees, stock-based compensation and other items under the omnibus agreement.

NOTE 17—STOCK REPURCHASE:

In December 2017, CONSOL Energy’s Board of Directors approved a program to repurchase, from time to time, the Company's outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025, in an aggregate amount of up to $50,000 through the period ending June 30, 2019. Under the terms of the program, CONSOL Energy is permitted to make repurchases in the open market, in privately negotiated transactions, accelerated repurchase programs or in structured share repurchase programs. Any repurchases of common stock or notes are to be funded from available cash on hand or short-term borrowings. The program does not obligate CONSOL Energy to acquire any particular amount of its common stock or notes, and can be modified or suspended at any time at the Company’s discretion. The program is conducted in compliance with applicable legal requirements and within the limits imposed by any credit agreement, receivables purchase agreement or indenture and is subject to market conditions and other factors. During the three months ended March 31, 2018, 44,000 shares were repurchased and retired at an average price of $29.19 per share.
NOTE 18—SUBSEQUENT EVENTS:

On April 25, 2018, the Board of Directors of CCR's general partner declared a cash distribution to the Partnership's unitholders for the quarter ended March 31, 2018 of $0.5125 per common and subordinated unit. The cash distribution will be paid on May 15, 2018 to the unitholders of record at the close of business on May 8, 2018.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in conjunction with the unaudited Consolidated Financial Statements and corresponding notes included elsewhere in this Form 10-Q. In addition, this Form 10-Q report should be read in conjunction with the Consolidated Financial Statements for the three-year period ended December 31, 2017 included in CONSOL Energy Inc.'s Form 10-K, filed on February 16, 2018, which includes all disclosures required by GAAP. This MD&A contains forward-looking statements and covers periods prior to the consummation of the separation and distribution, and accordingly, the discussion of such historical periods does not necessarily reflect the impact the separation and distribution may have on the Company. The matters discussed in these forward-looking statements are subject to risk, uncertainties, and other factors that could cause actual results to differ materially from those projected or implied in the forward-looking statements. Please see “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Our Business

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

Coal from the PAMC is valued because of its high energy content (as measured in Btu per pound), relatively low levels of sulfur and other impurities, and strong thermoplastic properties that enable it to be used in metallurgical as well as thermal applications. We take advantage of these desirable quality characteristics and our extensive logistical network, which is directly served by both the Norfolk Southern and CSX railroads, to aggressively market our product to a broad base of strategically-selected, top-performing power plant customers in the eastern United States. We also capitalize on the operational synergies afforded by the CONSOL Marine Terminal to export our coal to thermal and metallurgical end-users in Europe, Asia, South America, and Africa.

Our operations, including the PAMC and the CONSOL Marine Terminal, have consistently generated strong cash flows. As of December 31, 2017, the PAMC controls 735.5 million tons of high-quality Pittsburgh seam reserves, enough to allow for approximately 26 years of full-capacity production. In addition, we own or control approximately 1.6 billion tons of Greenfield Reserves in the Northern Appalachian (“NAPP”), the Central Appalachian (“CAPP”) and the Illinois Basins (“ILB”), which we believe could provide a solid growth platform in the future. Our vision is to maximize cash flow generation through the safe, compliant, and efficient operation of this core asset base, while strategically reducing debt, returning capital through share buybacks or dividends, and, when prudent, allocating capital toward compelling growth opportunities.

Our core businesses consist of our:

•
Pennsylvania Mining Complex: The PAMC, which includes the Bailey Mine, the Enlow Fork Mine and the Harvey Mine, has extensive high-quality coal reserves. We mine our reserves from the Pittsburgh No. 8 Coal Seam, which is a large contiguous formation of uniform, high-Btu thermal coal that is ideal for high productivity, low-cost longwall operations. The design of the PAMC is optimized to produce large quantities of coal on a cost-efficient basis. We are able to sustain high production volumes at comparatively low operating costs due to, among other things, the technologically advanced longwall mining systems, logistics infrastructure and safety. All of our mines utilize longwall mining, which is a highly automated underground mining technique that produces large volumes of coal at lower costs compared to other underground mining methods. We own a 75% undivided interest in PAMC, and the remaining 25% is owned by CCR, as discussed below.

•
CCR Ownership: Approximately 60% limited partnership ownership and 100% general partnership ownership interest in the Partnership, a master limited partnership originally formed by CNX to manage and further develop its active coal operations in Pennsylvania. At March 31, 2018, CCR's assets included a 25% undivided interest in, and full operational control over, the PAMC.

•
CONSOL Marine Terminal: Through our subsidiary CONSOL Marine Terminals LLC, we provide coal export terminal services through the Port of Baltimore. The terminal can either store coal or load coal directly into vessels from rail cars. It is also one of the few terminals in the United States served by two railroads, Norfolk Southern Corporation and CSX Transportation Inc.

•	Greenfield Reserves: Ownership of approximately 1.6 billion tons of high-quality, undeveloped coal reserves located in NAPP, CAPP, and the ILB.

These assets and the diverse markets they serve provide robust flexibility for generating cash across a wide variety of demand and pricing scenarios. This flexibility begins with the low-cost structure and optionality afforded by our PAMC. The three mines at the PAMC, which include the Bailey, Enlow Fork, and Harvey mines, produce coal from the Pittsburgh No. 8 Coal Seam using longwall mining, a highly automated underground mining technique that produces large volumes of coal at lower costs compared to alternative mining methods. These three mines collectively operate five longwalls, and the production from all three mines is processed at a single, centralized preparation plant, which is connected via conveyor belts to each mine. The Bailey Central Preparation Plant, which can clean and process up to 8,200 raw tons of coal per hour, provides economies of scale while also maintaining the ability to segregate and blend coal based on quality. This infrastructure enables us to tailor our production levels and quality specifications to meet market demands. It also results in a highly productive, low-cost operation as compared to other NAPP coal mines. The PAMC is the most productive and efficient coal mining complex in NAPP, averaging 6.77 tons of coal production per employee hour in 2015-2016, compared to 4.94 tons of coal production per employee hour for other currently-operating NAPP longwall mines. For the year ending December 31, 2017, productivity further increased to 7.31 tons of coal per employee hour, compared with an average of 5.23 tons per employee hour for all other currently-operating NAPP longwalls. Our high productivity helps drive a low cost structure. Our efficiency strengthens our margins throughout the commodity cycle, and has allowed us to continue to generate positive margins even in challenging pricing environments.

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

Q1 2018 Highlights:

•	Net income of $71 million

•	Reduced outstanding debt by $26 million with a weighted average interest cost of 8.2%

•	Repurchased 44,000 common shares outstanding at an average price of $29.19 per share

•	Reduced 2018 cash spending by approximately $10 million through lease conversions

2018 Outlook:

•	The Company's 2018 coal production is expected to be approximately 27 million tons.

•	The Company's 2018 coal capital investment is expected to be approximately $125-$145 million.[1]

1CONSOL Energy is unable to provide a reconciliation of this guidance to any GAAP measure due to the unknown effect, timing and potential significance of certain income statement items.

How We Evaluate Our Operations

Our management team uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability. The metrics include: (i) coal production, sales volumes and average revenue per ton; (ii) cost of coal sold, a non-GAAP financial measure; (iii) cash cost of coal sold, a non-GAAP financial measure; and (iv) average cash margin per ton, an operating ratio derived from non-GAAP financial measures.

Cost of coal sold, cash cost of coal sold, and average cash margin per ton normalize the volatility contained within comparable GAAP measures by adjusting certain non-operating or non-cash transactions. Each of these non-GAAP metrics are used as supplemental financial measures by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

•	our operating performance as compared to the operating performance of other companies in the coal industry,

•	without regard to financing methods, historical cost basis or capital structure;

•	the ability of our assets to generate sufficient cash flow;

•	our ability to incur and service debt and fund capital expenditures;

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities; and

•	the attractiveness of capital projects and acquisitions and the overall rates of return on alternative investment opportunities.

The non-GAAP financial measures should not be considered an alternative to total costs, net income, operating cash flow, or any other measure of financial performance or liquidity presented in accordance with GAAP. These measures exclude some, but not all, items that affect net income or net cash, and these measures may vary from those of other companies. As a result, the items presented below may not be comparable to similarly titled measures of other companies.

Reconciliation of Non-GAAP Financial Measures

We evaluate our cost of coal sold and cash cost of coal sold on a cost per ton basis. Our cost of coal sold per ton represents our costs of coal sold divided by the tons of coal we sell. We define cost of coal sold as operating and other production costs related to produced tons sold, along with changes in coal inventory, both in volumes and carrying values. The cost of coal sold per ton includes items such as direct operating costs, royalty and production taxes, direct administration costs, and depreciation, depletion and amortization costs. Our costs exclude any indirect costs, such as selling, general and administrative costs, freight expenses, interest expenses and other costs not directly attributable to the production of coal. The GAAP measure most directly comparable to cost of coal sold is total costs. The cash cost of coal sold includes cost of coal sold less depreciation, depletion and amortization cost on production assets. The GAAP measure most directly comparable to cash cost of coal sold is total costs.

We define average cash margin per ton as average coal revenue per ton, net of average cash cost of coal sold per ton. The GAAP measure most directly comparable to average cash margin per ton is total coal revenue.

The following table presents a reconciliation of cash cost of coal sold to total costs, the most directly comparable GAAP financial measure, on a historical basis for each of the periods indicated (in thousands).

	Three Months Ended March 31,
	2018	2017
Total Costs and Expenses	$333,115	$316,370
Freight Expense	(17,887)	(12,282)
Selling, General and Administrative Costs	(13,484)	(17,079)
Loss on Debt Extinguishment	(1,426)	—
Interest Expense	(21,045)	(4,022)
Other Costs (Non-Production)	(36,758)	(36,434)
Depreciation, Depletion and Amortization (Non-Production)	(8,375)	(13,107)
Cost of Coal Sold	$234,140	$233,446
Depreciation, Depletion and Amortization (Production)	(41,096)	(39,886)
Cash Cost of Coal Sold	$193,044	$193,560

The following table presents a reconciliation of average cash margin per ton to coal revenue, the most directly comparable GAAP financial measure for each of the periods indicated (in thousands, except per ton information).

	Three Months Ended March 31,
	2018	2017
Coal Revenue	$351,009	$316,448
Operating and Other Costs	229,802	229,994
Less: Other Costs (Non-Production)	(36,758)	(36,434)
Cash Cost of Coal Sold	193,044	193,560
Depreciation, Depletion and Amortization	49,471	52,993
Less: Depreciation, Depletion and Amortization (Non-Production)	(8,375)	(13,107)
Cost of Coal Sold	$234,140	$233,446
Total Tons Sold (in millions)	6.6	6.8
Average Revenue per Ton Sold	$52.98	$46.80
Average Cash Cost per Ton Sold	29.21	28.75
Depreciation, Depletion and Amortization Costs per Ton Sold	6.13	5.77
Average Cost per Ton Sold	35.34	34.52
Average Margin per Ton Sold	17.64	12.28
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	6.13	5.77
Average Cash Margin per Ton Sold	$23.77	$18.05

Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017

Net Income Attributable to CONSOL Energy Inc. Shareholders

CONSOL Energy reported net income attributable to CONSOL Energy Inc. shareholders of $62 million for the three months ended March 31, 2018, compared to net income attributable to CONSOL Energy Inc. shareholders of $41 million for the three months ended March 31, 2017.

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

The PAMC division had earnings before income tax of $98 million for the three months ended March 31, 2018, compared to earnings before income tax of $61 million for the three months ended March 31, 2017. Variances are discussed below.

	For the Three Months Ended
	March 31,
(in millions)	2018	2017	Variance
Revenue:
Coal Revenue	$351	$316	$35
Freight Revenue	18	12	6
Miscellaneous Other Income	9	4	5
Total Revenue and Other Income	378	332	46
Cost of Coal Sold:
Operating Costs	193	193	—
Depreciation, Depletion and Amortization	41	40	1
Total Cost of Coal Sold	234	233	1
Other Costs:
Other Costs	15	7	8
Depreciation, Depletion and Amortization	2	2	—
Total Other Costs	17	9	8
Freight Expense	18	12	6
Selling, General and Administrative Costs	11	15	(4)
Interest Expense	—	2	(2)
Total Costs and Expenses	280	271	9
Earnings Before Income Tax	$98	$61	$37

Coal Production

The table below presents total tons produced (in thousands) from the Pennsylvania Mining Complex for the periods indicated:

	For the Three Months Ended March 31,
Mine	2018	2017	Variance
Bailey	3,813	3,094	719
Enlow Fork	2,017	2,701	(684)
Harvey	872	1,112	(240)
Total	6,702	6,907	(205)

Coal production was 6.7 million tons for the three months ended March 31, 2018, compared to 6.9 million tons for the three months ended March 31, 2017. Coal production decreased 0.2 million tons, primarily driven by continued adverse geological conditions at the Enlow Fork mine, as well as operational delays associated with a longwall move at the Harvey mine. The decrease was offset, in part, by an increase in production at the Bailey mine to satisfy demand.

Coal Operations

The PAMC division's coal revenue and cost components on a per unit basis for these periods were as follows:

	For the Three Months Ended March 31,
	2018	2017	Variance
Total Tons Sold (in millions)	6.6	6.8	(0.2)
Average Revenue per Ton Sold	$52.98	$46.80	$6.18

Average Cash Cost per Ton Sold	$29.21	$28.75	$0.46
Depreciation, Depletion and Amortization Costs per Ton Sold (Non-Cash Cost)	6.13	5.77	0.36
Total Costs per Ton Sold	$35.34	$34.52	$0.82
Average Margin per Ton Sold	$17.64	$12.28	$5.36
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	6.13	5.77	0.36
Average Cash Margin per Ton Sold (1)	$23.77	$18.05	$5.72
(1) Average cash margin per ton is an operating ratio derived from non-GAAP measures. See “How We Evaluate Our Operations - Reconciliation of Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to the most directly comparable GAAP measures.

Coal Revenue

Coal revenue was $351 million for the three months ended March 31, 2018, compared to $316 million for the three months ended March 31, 2017. The $35 million increase was primarily attributable to a $6.18 higher average sales price per ton sold, partially offset by a 0.2 million decrease in tons sold. The decrease in tons sold was primarily driven by weather-related challenges that affected rail and port logistics and limited further upside to shipment volumes. The higher average sales price per ton sold in the 2018 period was primarily driven by improved revenue under the Company's netback contracts, which resulted from stronger PJM West power prices during the quarter as compared to the year-ago quarter. The Company's revenue per ton also benefited from improved pricing under CONSOL Energy's other (non-netback) domestic contracts and from continued strength in the export markets.

Freight Revenue and Freight Expense

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services. Freight revenue is completely offset by freight expense. Freight revenue and freight expense were both $18 million for the three months ended March 31, 2018, compared to $12 million in the three months ended March 31, 2017. The $6 million increase was due to increased shipments where transportation services were contractually provided.

Miscellaneous Other Income

Miscellaneous other income was $9 million for the three months ended March 31, 2018, compared to $4 million for the three months ended March 31, 2017. The $5 million increase was primarily attributable to an increase in sales of externally purchased coal, for blending purposes only.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. The costs of coal sold include items such as direct operating costs, royalty and production taxes, employee-related expenses and depreciation, depletion, and amortization costs. Total cost of coal sold was $234 million for the three months ended March 31, 2018, or $1 million higher than the $233 million for the three months ended March 31, 2017. Total costs per ton sold were $35.34 per ton for the three months ended March 31, 2018, compared to $34.52 per ton for the three months ended March 31, 2017. The increase in the cost of coal sold was primarily driven by higher royalty and production taxes due to a $6.18 per ton higher average sales price.

Other Costs

Other costs include items that are assigned to the PAMC division but are not included in unit costs, such as coal reserve holding costs and purchased coal costs. Total other costs increased $8 million in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was primarily attributable to an increase in current quarter costs related to externally purchased coal for blending purposes only, and demurrage charges incurred in the current quarter.

Selling, General, and Administrative Costs

At March 31, 2018, CONSOL Energy was party to a service agreement with CONSOL Coal Resources LP that required CONSOL Energy to provide certain selling, general and administrative services to CCR. These services are paid monthly based on an agreed-upon fixed fee that is reset at least annually. See Note 16 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. An additional portion of CONSOL Energy's selling, general and administrative costs are allocated to the PAMC division, outside of the service agreement, based on a percentage of total revenue and a percentage of total projected capital expenditures. The amount of selling, general and administrative costs related to the PAMC division was $11 million for the three months ended March 31, 2018, compared to $15 million for the three months ended March 31, 2017. The $4 million decrease in the period-to-period comparison was primarily related to a decrease in long-term incentive compensation recognized and decreases in the portion of selling, general and administrative expenses allocated from ParentCo.

Interest Expense

Interest expense, net of amounts capitalized, decreased $2 million in the period-to-period comparison. For the three months ended March 31, 2017, net interest expense is primarily comprised of interest on the Old Partnership Revolver. No such interest expense was incurred during the three months ended March 31, 2018.

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

Other business activities had a loss before income tax of $21 million for the three months ended March 31, 2018, compared to a loss before income tax of $6 million for the three months ended March 31, 2017. Variances are discussed below.

	For the Three Months Ended
	March 31,
(in millions)	2018	2017	Variance
Revenue:
Terminal Revenue	$15	$13	$2
Miscellaneous Other Income	17	19	(2)
Gain on Sale of Assets	—	8	(8)
Total Revenue and Other Income	32	40	(8)
Other Costs and Expenses:
Operating and Other Costs	22	31	(9)
Depreciation, Depletion and Amortization	7	11	(4)
Selling, General and Administrative Costs	2	2	—
Loss on Debt Extinguishment	1	—	1
Interest Expense	21	2	19
Total Other Costs and Expenses	53	46	7
Loss Before Income Tax	$(21)	$(6)	$(15)

Terminal Revenue

Terminal revenue consists of sales from the CONSOL Marine Terminal, which is located on 200 acres in the Port of Baltimore, Maryland and provides access to international coal markets. CONSOL Marine Terminal sales were $15 million for the three months ended March 31, 2018, compared to $13 million for the three months ended March 31, 2017. The $2 million increase in the period-to-period comparison was attributable to a 0.4 million increase in throughput tons, from 3.1 million tons in the three months ended March 31, 2017, to 3.5 million tons in the three months ended March 31, 2018.

Miscellaneous Other Income

Miscellaneous other income was $17 million for the three months ended March 31, 2018, compared to $19 million for the three months ended March 31, 2017. The change is due to the following items:

	For the Three Months Ended
	March 31,
(in millions)	2018	2017	Variance
Rental Income	$1	$9	$(8)
Interest Income	1	—	1
Royalty Income	10	9	1
Property Easements and Option Income	4	—	4
Other Income	1	1	—
Total Miscellaneous Other Income	$17	$19	$(2)

•	Rental Income decreased $8 million primarily due to a decrease in lease payments received as a result of the sale of certain subleased equipment to Murray Energy in the second quarter of 2017.

Gain on Sale of Assets

Gain on sale of assets decreased $8 million in the period-to-period comparison primarily due to the sale of Powhatan #4 coal reserves during the three months ended March 31, 2017.

Operating and Other Costs

Operating and other costs were $22 million for the three months ended March 31, 2018, compared to $31 million for the three months ended March 31, 2017. Operating and other costs decreased in the period-to-period comparison due to the following items:

	For the Three Months Ended
	March 31,
(in millions)	2018	2017	Variance
Terminal Operating Costs	$5	$5	$—
Employee-Related Legacy Liability Expense	10	12	(2)
Lease Rental Expense	1	8	(7)
Coal Reserve Holding Costs	1	2	(1)
Closed and Idle Mines	1	2	(1)
Litigation Expense	3	—	3
Other	1	2	(1)
Total Operating and Other Costs	$22	$31	$(9)

•	Lease Rental Expense decreased $7 million primarily due to the sale of certain subleased equipment to Murray Energy in the second quarter of 2017.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased $4 million in the period-to-period comparison due to changes in the Company's asset retirement obligations.

Selling, General, and Administrative Costs

Selling, general, and administrative costs are allocated to the Company's Other Division based on a percentage of total revenue and a percentage of total projected capital expenditures.

Loss on Debt Extinguishment

Loss on debt extinguishment of $1 million was recognized in the three months ended March 31, 2018 due to accelerated payments made on the Term Loan A Facility and the open market repurchase of the 11.00% Senior Secured Second Lien Notes due 2025.

Interest Expense

Interest expense, net of amounts capitalized, of $21 million for the three months ended March 31, 2018 is comprised of interest on the 5.75% MEDCO Revenue Bonds, as well as interest on the Company's Senior Secured Credit Facilities and the 11.00% Senior Secured Second Lien Notes. Interest expense, net of amounts capitalized, of $2 million for the three months ended March 31, 2017 is comprised of interest on the 5.75% MEDCO Revenue Bonds.

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

The Company expects the cash flow generated from operations in 2018 to be improved compared to 2017. The Company expects strong demand from the export and thermal domestic markets. In the first quarter of 2018, CONSOL Energy took advantage of a strong leasing market and bought out longwall shields, terminating the operating leases and re-financing them as capital leases. The financing rates on the new capital leases are significantly below the Company's weighted average cost of capital, and the transactions are immediately accretive to the Company's cash flows. In aggregate, the Company expects an approximate $10 million reduction in 2018 cash spending as a result of these re-financings. The financing charges on these capital leases are fixed and will insulate the Company from future increases in interest rates. Furthermore, through consistent cost control measures, the Company expects to provide adequate cash flows to meet its maintenance capital requirements. The Company started construction on the course refuse disposal area project in 2017, which is expected to continue through 2021. The Company's 2018 capital needs are expected to be between $125 million to $145 million, which is increased from 2017 levels due to additional capital expenditures related to the refuse disposal area project, as well as additional maintenance equipment and other purchases.

CONSOL Energy's coal is shipped to multiple geographies domestically and globally. From time to time, the Company changes its exposure to various countries depending on the economics and profitability of coal sales. Given that coal markets are global, the Company expects, if possible, to offset any potential adverse impact from tariffs, if enacted, by reallocating its customer base to other countries or to the domestic U.S. markets.

CONSOL Energy believes the Company will provide adequate cash flows and liquidity to meet reasonable increases in the cost of supplies that are passed on from suppliers. CONSOL Energy will also continue to seek alternate sources of supplies and replacement materials to offset any unexpected increase in the cost of supplies.

Uncertainty in the financial markets brings additional potential risks to CONSOL Energy. These risks include declines in the Company's stock price, less availability and higher costs of additional credit, potential counterparty defaults, and commercial bank failures. Financial market disruptions may impact the Company's collection of trade receivables. As a result, CONSOL Energy regularly monitors the creditworthiness of its customers and counterparties and manages credit exposure through payment terms, credit limits, prepayments and security. CONSOL Energy believes that its current group of customers is financially sound and represents no abnormal business risk.

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

Following the separation, the Company owns an undivided interest in 75% of the PAMC and the Partnership owns the remaining undivided 25% interest of the PAMC. The Company has a 61.1% economic ownership interest in the Partnership through its various holdings of the general partner and limited partnership interests of the Partnership.

Cash Flows (in millions)

	For the Three Months Ended March 31,
	2018	2017	Change
Cash Provided by Operating Activities	$116	$49	$67
Cash (Used in) Provided by Investing Activities	$(22)	$1	$(23)
Cash Used in Financing Activities	$(56)	$(56)	$—

Cash provided by operating activities increased $67 million in the period-to-period comparison, primarily due to a $25 million increase in net income, as well as a $13 million change in deferred taxes year over year. Changes in working capital that occurred throughout both periods also contributed to the increase in operating cash flows.

Cash (used in) provided by investing activities increased $23 million in the period-to-period comparison. Capital expenditures increased $13 million primarily due to an increase in the refuse project expenditures. Additionally, proceeds from the sale of assets decreased $9 million, primarily related to the sale of surface rights and reserves during the three months ended March 31, 2017.

Cash used in financing activities remained consistent in the period-to-period comparison. During the three months ended March 31, 2018, total payments of $26 million were made on the Company's Term Loan A Facility, Term Loan B Facility, and Senior Secured Second Lien Notes. Also during the three months ended March 31, 2018, the Company paid CNX Resources Corporation $18 million related to deferred, shared spin-related fees. Prior to the separation and distribution, during the three months ended March 31, 2017, the Company's net distributions to ParentCo were $46 million.

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

The Revolving Credit Facility and TLA Facility also include financial covenants, including (i) a maximum first lien gross leverage ratio, (ii) a maximum total net leverage ratio, and (iii) a minimum fixed charge coverage ratio. CONSOL Energy must maintain a maximum first lien gross leverage ratio covenant of no more than 2.25 to 1.00, measured quarterly, stepping down to 2.00 to 1.00 in March 2019 and 1.75 to 1.00 in March 2020. The maximum first lien gross leverage ratio is calculated as the ratio of Consolidated First Lien Debt to Consolidated EBITDA, excluding the Partnership. The maximum first lien gross leverage ratio was 1.45 to 1.00 at March 31, 2018. CONSOL Energy must maintain a maximum total net leverage ratio covenant of no more than 3.25 to 1.00, measured quarterly, stepping down to 3.00 to 1.00 in March 2019 and 2.75 to 1.00 in March 2020. The maximum total net leverage ratio is calculated as the ratio of Consolidated Indebtedness, minus Cash on Hand, to Consolidated EBITDA, excluding the Partnership. The maximum total net leverage ratio was 2.03 to 1.00 at March 31, 2018. Consolidated EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations, non-cash charges related to legacy employee liabilities and gains and losses on debt extinguishment, and includes cash distributions received from the Partnership and subtracts cash payments related to legacy employee liabilities. The facilities also include a minimum fixed charge coverage covenant of no less than 1.00 to 1.00, measured quarterly, stepping up to 1.05 to 1.00 in March 2020 and 1.10 to 1.00 in March 2021. The minimum fixed charge coverage ratio is calculated as the ratio of Consolidated EBITDA to Consolidated Fixed Charges, excluding the Partnership. Consolidated Fixed Charges, as used in the covenant calculation, includes cash interest payments, cash payments for income taxes, scheduled debt repayments, dividends paid, and Maintenance Capital Expenditures. The minimum fixed charge coverage ratio was 2.53 to 1.00 at March 31, 2018.

The Senior Secured Credit Facilities contain customary events of default, including with respect to a failure to make payments when due, cross-default and cross-judgment default and certain bankruptcy and insolvency events.

The aggregate gross proceeds of the borrowings under the TLA and TLB Facilities and the Second Lien Notes was $792 million and was used, among other things, to (i) make a cash payment of $425 million to ParentCo on November 28, 2017, (ii) to refinance as an intercompany loan the existing indebtedness of the Partnership under the Old Partnership Revolver, as described below, (iii) to pay related fees and expenses and (iv) otherwise fund the Company’s working capital needs and general corporate purposes following the separation.

At March 31, 2018, the Revolving Credit Facility had no borrowings outstanding and $54 million of letters of credit outstanding, leaving $246 million of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.

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

The SPV’s assets and credit are not available to satisfy the debts and obligations owed to the creditors of CONSOL Energy, the Sub-Originator or any of the Originators. The Sub-Originator, the Originators and CONSOL Pennsylvania as servicer are independently liable for their own customary representations, warranties, covenants and indemnities. In addition, CONSOL Energy has guaranteed the performance of the obligations of the Sub-Originator, the Originators and CONSOL Pennsylvania as servicer, and will guarantee the obligations of any additional originators or successor servicer that may become party to the Securitization.

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

At March 31, 2018, eligible accounts receivable totaled approximately $61 million. At March 31, 2018, the facility had no outstanding borrowings and $61 million of letters of credit outstanding, leaving no unused capacity. Costs associated with the receivables facility totaled $666 thousand for the three months ended March 31, 2018. These costs have been recorded as financing fees which are included in Operating and Other Costs in the Unaudited Consolidated Statements of Income. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.

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

In December 2017, CONSOL Energy’s Board of Directors approved a program to repurchase, from time to time, the Company's outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025, in an aggregate amount of up to $50,000 through the period ending June 30, 2019. Under the terms of the program, CONSOL Energy is permitted to make repurchases in the open market, in privately negotiated transactions, accelerated repurchase programs or in structured share repurchase programs. Any repurchases of common stock or notes are to be funded from available cash on hand or short-term borrowings. The program does not obligate CONSOL Energy to acquire any particular amount of its common stock or notes, and can be modified or suspended at any time at the Company’s discretion. The program is conducted in compliance with applicable legal requirements and within the limits imposed by any credit agreement, receivables purchase agreement or indenture and is subject to market conditions and other factors. During the three months ended March 31, 2018, 44,000 shares were repurchased and retired at an average price of $29.19 per share, and $10 million of the 11.00% Senior Secured Second Lien Notes were repurchased in the open market at an average price equal to 107.55% of the principal amount.

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

The Affiliated Company Credit Agreement matures on February 27, 2023. The collateral obligations under the Affiliated Company Credit Agreement generally mirror the Old Partnership Revolver, as does the list of entities that will act as guarantors thereunder. The Affiliated Company Credit Agreement is subject to financial covenants relating to a maximum first lien gross leverage ratio and a maximum total net leverage ratio, which will be calculated on a consolidated basis for the Partnership and its restricted subsidiaries at the end of each fiscal quarter. The Partnership was in compliance with each of these financial covenants at March 31, 2018. The Affiliated Company Credit Agreement also contains a number of customary affirmative covenants and negative covenants, including limitations on the ability of the Partnership to incur additional indebtedness, grant liens, and make investments, acquisitions, dispositions, restricted payments, and prepayments of junior indebtedness (subject to certain limited exceptions).

Contractual Obligations

CONSOL Energy is required to make future payments under various contracts. CONSOL Energy also has commitments to fund its pension plans, provide payments for other postretirement benefit plans, and fund capital projects. The following is a summary of the Company's significant contractual obligations at March 31, 2018 (in thousands):

	Payments due by Year
	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase Order Firm Commitments	$1,090	$2,083	$296	$—	$3,469
Long-Term Debt	8,069	56,057	421,161	393,663	878,950
Interest on Long-Term Debt	75,146	147,809	139,465	111,441	473,861
Capital (Finance) Lease Obligations	10,317	21,411	1,404	—	33,132
Interest on Capital (Finance) Lease Obligations	1,698	1,495	24	—	3,217
Operating Lease Obligations	25,660	45,473	29,078	20,503	120,714
Long-Term Liabilities - Employee Related (a)	64,516	120,647	114,966	542,328	842,457
Other Long-Term Liabilities (b)	186,891	41,827	40,205	157,608	426,531
Total Contractual Obligations (c)	$373,387	$436,802	$746,599	$1,225,543	$2,782,331

(a)
Employee related long-term liabilities include other post-employment benefits, work-related injuries and illnesses. Estimated salaried retirement contributions required to meet minimum funding standards under ERISA are excluded from the pay-out table due to the uncertainty regarding amounts to be contributed. CONSOL Energy does not expect to contribute to the pension trust in 2018.

(b)	Other long-term liabilities include mine reclamation and closure and other long-term liability costs.

(c)	The significant obligation table does not include obligations to taxing authorities due to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

Debt

At March 31, 2018, CONSOL Energy had total long-term debt and capital lease obligations of $905 million outstanding, including the current portion of long-term debt of $18 million. This long-term debt consisted of:

•
An aggregate principal amount of $399 million in connection with the Term Loan B (TLB) Facility, due in November 2022, less $7 million of unamortized bond discount. Borrowings under the TLB Facility bear interest at a floating rate.

•	An aggregate principal amount of $290 million of 11.00% senior secured second lien notes due in November 2025. Interest on the notes is payable May 15 and November 15 of each year.

•	An aggregate principal amount of $85 million in connection with the Term Loan A (TLA) Facility, due in November 2021. Borrowings under the TLA Facility bear interest at a floating rate.

•
An aggregate principal amount of $103 million of industrial revenue bonds which were issued to finance the Baltimore port facility and bear interest at 5.75% per annum and mature in September 2025. Interest on the industrial revenue bonds is payable March 1 and September 1 of each year. Payment of the principal and interest on the notes is guaranteed by CONSOL Energy.

•	Advance royalty commitments of $2 million with an average interest rate of 9.42% per annum.

•	An aggregate principal amount of $33 million of capital leases with a weighted average interest rate of 5.95% per annum.

At March 31, 2018, CONSOL Energy had no borrowings outstanding and approximately $54 million of letters of credit outstanding under the $300 million senior secured revolving credit facility. At March 31, 2018, CONSOL Energy had no borrowings outstanding and approximately $61 million of letters of credit outstanding under the $100 million securitization facility.

Total Equity and Dividends

Total equity attributable to CONSOL Energy was $409 million at March 31, 2018 and $344 million at December 31, 2017. See the Unaudited Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.
The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy's Board of Directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CONSOL Energy's financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. The Company's senior secured credit facilities limit CONSOL Energy's ability to pay dividends when the Company's total net leverage ratio exceeds 2.00 to 1.00 and subject to an aggregate amount up to a cumulative credit calculation set forth in the facilities. The total net leverage ratio was 2.03 to 1.00 at March 31, 2018. The cumulative credit starts with $50 million and builds with excess cash flow commencing in 2018. The calculation of the total net leverage ratio excludes the Partnership. The credit facilities do not permit dividend payments in the event of default. The indenture to the senior secured second lien notes limits dividends when the Company's total net leverage ratio exceeds 2.00 to 1.00 and subject to an amount not to exceed an annual rate of 4.0% of the quoted public market value per share of such common stock at the time of the declaration. The indenture does not permit dividend payments in the event of default.
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
On April 25, 2018, the Board of Directors of CCR's general partner declared a cash distribution to the Partnership's unitholders for the quarter ended March 31, 2018 of $0.5125 per common and subordinated unit. The cash distribution will be paid on May 15, 2018 to the unitholders of record at the close of business on May 8, 2018.
Off-Balance Sheet Arrangements

CONSOL Energy does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on CONSOL Energy’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q. CONSOL Energy participates in the United Mine Workers of America (the “UMWA”) Combined Benefit Fund and the UMWA 1992 Benefit Plan which generally accepted accounting principles recognize on a pay-as-you-go basis. These benefit arrangements may result in additional liabilities that are not recognized on the Unaudited Consolidated Balance Sheet at March 31, 2018. The various multi-employer benefit plans are discussed in Note 15—Other Employee Benefit Plans in the Notes to the Audited Consolidated Financial Statements in Item 8 of the December 31, 2017 Form 10-K. CONSOL Energy also uses a combination of surety bonds, corporate guarantees and letters of credit to secure its financial obligations for employee-related, environmental, performance and various other items which are not reflected on the Unaudited Consolidated Balance Sheet at March 31, 2018. Management believes these items will expire without being funded. See Note 12—Commitments and Contingent Liabilities in the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CONSOL Energy.
Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the federal securities laws. With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to the Company's exposures to market risk since December 31, 2017.
ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy's principal executive officer and principal financial officer, evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CONSOL Energy's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2018 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy's management, including CONSOL Energy's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Refer to the first six paragraphs of Note 12 - Commitments and Contingent Liabilities within Part 1, Item 1 of this Form 10-Q, which is incorporated herein by reference.
ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this quarterly report, including the risk factors below, you should carefully consider the factors described in “Part 1 - Item 1A. Risk Factors” of CONSOL Energy's 2017 Form 10-K. These described risks are not the only risks the Company faces. Additional risks and uncertainties not currently known to CONSOL Energy or that the Company currently deems to be immaterial also may materially adversely affect CONSOL Energy's business, financial condition and/or operating results.

Our business could be materially and adversely affected by cybersecurity threats.

Our business could be materially and adversely affected by cybersecurity threats against the Company and our third-party vendors and suppliers, as well as potential increased costs arising from maintaining effective cybersecurity controls and insurance coverage.

The threat of a cybersecurity attack poses a material risk to the Company. As a publicly-traded longwall coal mining business, we rely on information technology systems, including computer software, data hosting facilities, Internet sites and other hardware and platforms, some of which are hosted by third parties, to assist in conducting our coal mining business. Our technologies systems and networks, and those of our business associates, may become the target of cybersecurity attacks, including, without limitation, malicious software, attempts to gain unauthorized access to data and systems, and other electronic security breaches that could lead to disruption in critical systems and materially and adversely affect us in a variety of ways, including the following:

•
unauthorized access to and potential disablement of proprietary or third-party software and networks required to run our coal mining machinery and our day-to-day business operations, which could result in safety hazards, accidents, loss of production and/or increased operating costs;

•
unauthorized access to and release of confidential coal mining data, reserves information, strategic information or other sensitive or proprietary information, which could have a material adverse effect on our reputation, our ability to market our product or compete for business in the U.S. and global coal markets;

•	unauthorized access to and release of personal identifying information of employees and vendors, which could expose us to allegations that we did not sufficiently protect that information;

•	a cybersecurity attack on a vendor or service provider, which could result in supply chain disruptions and could delay or halt operations;

•	a cybersecurity attack on third-party transportation, processing or export facilities, which could delay or prevent us from transporting and marketing our production, resulting in a loss of revenues;

•	a cybersecurity attack could result in increased insurance and remediation costs, or expose us to litigation arising from data breaches, accidents or work stoppages; and

•
the ongoing and increasing threat and sophistication of cybersecurity attacks and any responsive regulations or required system enhancements could result in increased operating costs and/or capital expenditures.

The occurrence of any of the above events could damage our reputation and lead to financial losses from remedial actions, loss of business or potential liability, thereby potentially materially and adversely affecting our business, financial condition, results of operations and cash flows. Certain cyber incidents may remain undetected for an extended period. At this time, we have not uncovered any active or historic material cybersecurity threat to our systems, and none of our vendors, suppliers or other third-party providers have informed us of any cybersecurity threat that would materially impact our business.

Recent action and the possibility of future action on trade by U.S. and foreign governments creates uncertainty in global markets, and may adversely affect our business, financial position and results of operations.

The U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, including the North American Free Trade Agreement (“NAFTA”).

In addition, the U.S. government has recently imposed tariffs on certain foreign goods, including steel and aluminum, and has indicated a willingness to impose tariffs on imports of other products. Related to this action, certain foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods, and have indicated a willingness to impose additional tariffs on U.S. products.

At this time, it remains unclear what the U.S. administration or foreign governments will or will not do with respect to recent or future tariffs, NAFTA or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact our business. Our suppliers could face additional costs to produce coal mining machinery and replacement parts, which costs could in turn be passed on to us. It is also possible that foreign governments, including China, could impose tariffs on imports of U.S. coal in the future, which would adversely impact our ability to compete in those markets. The uncertainties and potential future actions arising out of the current global trading climate could have an adverse material impact on demand for our products, our costs, customers, suppliers and/or the U.S. economy, the seaborne U.S. coal trade or certain sectors thereof, and could accordingly result in an adverse material impact to our business.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth repurchases of the Company's common stock during the first quarter of 2018:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (in millions) (2)
January 1, 2018 - January 31, 2018	—	$—	—	$50,000
February 1, 2018 - February 28, 2018	—	$—	—	$50,000
March 1, 2018 -March 31, 2018	44,000	$29.19	44,000	$37,961	(3)
Total	44,000	$29.19
(1) In December 2017, CONSOL Energy's Board of Directors approved a program to repurchase, from time to time, the Company's outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025, in an aggregate amount of up to $50,000. The repurchases will be effected from time to time on the open market or in privately negotiated transactions or under a Rule 10b5-1 plan.
(2) Management cannot estimate the number of shares that will be repurchased because purchases are made based upon the Company's stock price, the Company's financial outlook and alternative investment options.
(3) In March 2018, CONSOL Energy utilized approximately $10.755 million to repurchase its 11.00% Senior Secured Second Lien Notes due 2025.

ITEM 4.    MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

ITEM 6.    EXHIBITS

Exhibits	Description	Method of Filing

10.1*	Employment Agreement of James A. Brock	Filed herewith

10.2*	Change in Control Severance Agreement for David M. Khani	Filed herewith

10.3*	Change in Control Severance Agreement for James J. McCaffrey	Filed herewith

10.4*	Change in Control Severance Agreement for Martha A. Wiegand	Filed herewith

10.5*	Change in Control Severance Agreement for Kurt Salvatori	Filed herewith

10.6*	Change in Control Severance Agreement for John Rothka	Filed herewith

10.7*	Form Notice of Restricted Stock Unit Award and Terms and Conditions	Filed herewith

10.8*	Form Notice of Performance-based Restricted Stock Unit Award and Terms and Conditions	Filed herewith

10.9*	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Spin Recognition (Non-Employee Director)	Filed herewith

10.10*	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Spin Recognition	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

95	Mine Safety and Health Administration Safety Data.	Filed herewith

101	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2018, furnished in XBRL).	Filed herewith
*Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 3rd day of May, 2018.

CONSOL ENERGY INC.

By:	/s/ JAMES A. BROCK
James A. Brock
Director, Chief Executive Officer and President (Duly Authorized Officer and Principal Executive Officer)

By:	/s/ DAVID M. KHANI
David M. Khani
Chief Financial Officer, Executive Vice President and Treasurer (Duly Authorized Officer and Principal Financial Officer)

By:	/s/ JOHN M. ROTHKA
John M. Rothka
Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)