Form 10-Q
period 2018-06-30
CONSOL Energy Inc.
filed 2018-08-02
CIK 1710366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2018
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
Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒ (Do not check if a smaller reporting company)
   Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
CONSOL Energy Inc. had 28,003,285 shares of common stock, $0.01 par value, outstanding at July 20, 2018.
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

•
“Coal Business” prior to November 28, 2017 refers to all of ParentCo’s interest in the Pennsylvania Mining Operations (PAMC) and certain related coal assets, including ParentCo’s ownership interest in the Partnership, which owns a 25% undivided interest stake in PAMC, as well as ParentCo's ownership of the CONSOL Marine Terminal and undeveloped coal reserves (Greenfield Reserves) located in the Northern Appalachian, Central Appalachian and Illinois basins and certain related coal assets and liabilities. References in this report to historical assets, liabilities, products, businesses or activities generally refer to the historical assets, liabilities, products, businesses or activities of the Coal Business as it was conducted as part of ParentCo prior to the completion of the separation and distribution;

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

PART I : FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue and Other Income:	2018	2017	2018	2017
Coal Revenue	$370,697	$303,707	$721,706	$620,155
Terminal Revenue	16,659	14,855	31,880	27,742
Freight Revenue	17,444	17,762	35,331	30,045
Miscellaneous Other Income	10,369	10,145	36,256	32,794
Gain on Sale of Assets	104	5,582	358	13,536
Total Revenue and Other Income	415,273	352,051	825,531	724,272
Costs and Expenses:
Operating and Other Costs	248,195	222,882	477,997	452,876
Depreciation, Depletion and Amortization	54,961	25,268	104,432	78,261
Freight Expense	17,444	17,762	35,331	30,045
Selling, General and Administrative Costs	15,705	20,338	29,189	37,417
Loss on Debt Extinguishment	1,723	—	3,149	—
Interest Expense, net	21,504	3,944	42,549	7,966
Total Costs and Expenses	359,532	290,194	692,647	606,565
Earnings Before Income Tax	55,741	61,857	132,884	117,707
Income Tax Expense	3,032	9,611	9,217	19,017
Net Income	52,709	52,246	123,667	98,690
Less: Net Income Attributable to Noncontrolling Interest	7,547	4,313	16,097	9,777
Net Income Attributable to CONSOL Energy Inc. Shareholders	$45,162	$47,933	$107,570	$88,913

Earnings per Share:
Total Basic Earnings per Share	$1.61	$1.71	$3.84	$3.18
Total Dilutive Earnings per Share	$1.58	$1.71	$3.78	$3.18

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Income	$52,709	$52,246	$123,667	$98,690

Other Comprehensive Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: ($1,183), ($1,819), ($2,464), ($3,786))	4,182	3,155	8,179	6,569
Other Comprehensive Income	4,182	3,155	8,179	6,569

Comprehensive Income	$56,891	$55,401	$131,846	$105,259

Less: Comprehensive Income Attributable to Noncontrolling Interest	7,550	4,302	16,098	9,754

Comprehensive Income Attributable to CONSOL Energy Inc. Shareholders	$49,341	$51,099	$115,748	$95,505

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)
	June 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and Cash Equivalents	$278,289	$153,979
Accounts and Notes Receivable
Trade	87,513	131,545
Other Receivables	31,946	36,552
Inventories	48,345	53,420
Prepaid Expenses and Other Assets	28,199	23,744
Total Current Assets	474,292	399,240
Property, Plant and Equipment:
Property, Plant and Equipment	4,758,267	4,676,353
Less—Accumulated Depreciation, Depletion and Amortization	2,648,812	2,554,056
Total Property, Plant and Equipment—Net	2,109,455	2,122,297
Other Assets:
Deferred Income Taxes	72,490	75,065
Other	100,265	110,497
Total Other Assets	172,755	185,562
TOTAL ASSETS	$2,756,502	$2,707,099

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)
	June 30, 2018	December 31, 2017
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$103,734	$109,100
Current Portion of Long-Term Debt	20,758	22,482
Other Accrued Liabilities	251,227	290,627
Total Current Liabilities	375,719	422,209
Long-Term Debt:
Long-Term Debt	826,483	856,650
Capital Lease Obligations	34,846	8,639
Total Long-Term Debt	861,329	865,289
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	544,764	554,099
Pneumoconiosis Benefits	151,579	149,868
Asset Retirement Obligations	233,547	228,343
Workers’ Compensation	65,202	66,648
Salary Retirement	44,134	52,960
Other	19,007	24,042
Total Deferred Credits and Other Liabilities	1,058,233	1,075,960
TOTAL LIABILITIES	2,295,281	2,363,458

Stockholders' Equity:
Common Stock, $0.01 Par Value; 62,500,000 Shares Authorized, 28,003,285 Issued and Outstanding at June 30, 2018; 27,973,281 Issued and Outstanding at December 31, 2017	280	280
Capital in Excess of Par Value	551,217	552,793
Retained Earnings (Deficit)	147,103	(43,713)
Accumulated Other Comprehensive Loss	(381,651)	(305,100)
Total CONSOL Energy Inc. Stockholders' Equity	316,949	204,260
Noncontrolling Interest	144,272	139,381
TOTAL EQUITY	461,221	343,641
TOTAL LIABILITIES AND EQUITY	$2,756,502	$2,707,099

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total CONSOL Energy Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
December 31, 2017	$280	$552,793	$(43,713)	$(305,100)	$—	$204,260	$139,381	$343,641
(Unaudited)
Net Income	—	—	107,570	—	—	107,570	16,097	123,667
Actuarially Determined Long-Term Liability Adjustments (Net of $2,464 Tax)	—	—	—	8,178	—	8,178	1	8,179
Comprehensive Income	—	—	107,570	8,178	—	115,748	16,098	131,846
Reclassification of Stranded Tax Effect of Change in Tax Law	—	—	84,729	(84,729)	—	—	—	—
Separation Adjustments	—	(1,595)	—	—	—	(1,595)	—	(1,595)
Issuance of Common Stock	1	(1)	—	—	—	—	—	—
Retirement of Common Stock (91,000 shares)	(1)	(1,797)	(1,483)	—	—	(3,281)	—	(3,281)
Amortization of Stock-Based Compensation Awards	—	3,789	—	—	—	3,789	866	4,655
Units/Shares Withheld for Taxes	—	(1,972)	—	—	—	(1,972)	(899)	(2,871)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(11,174)	(11,174)
June 30, 2018	$280	$551,217	$147,103	$(381,651)	$—	$316,949	$144,272	$461,221

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net Income	$123,667	$98,690
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	104,432	78,261
Gain on Sale of Assets	(358)	(13,536)
Stock/Unit Based Compensation	4,655	10,471
Deferred Income Taxes	2,575	(11,770)
Changes in Operating Assets:
Accounts and Notes Receivable	48,638	(4,749)
Inventories	5,075	(10,125)
Prepaid Expenses	1,685	5,237
Changes in Other Assets	10,232	10,625
Changes in Operating Liabilities:
Accounts Payable	8,457	(16,400)
Other Operating Liabilities	(16,770)	(8,728)
Changes in Other Liabilities	(19,550)	(34,847)
Other	5,454	898
Net Cash Provided by Operating Activities	278,192	104,027
Cash Flows from Investing Activities:
Capital Expenditures	(56,199)	(23,229)
Proceeds from Sales of Assets	1,229	16,985
Net Cash Used in Investing Activities	(54,970)	(6,244)
Cash Flows from Financing Activities:
Payments on Capitalized Leases	(6,597)	(1,990)
Net Payments on Revolver - MLP	—	(11,000)
Payments on Term Loan A	(26,250)	—
Payments on Term Loan B	(2,000)	—
Buyback of Second Lien Notes	(20,524)	—
Repurchases of Common Stock	(3,281)	—
Spin Distribution to CNX Resources	(18,234)	—
Distributions to Noncontrolling Interest	(11,174)	(10,935)
Other Parent Net Distributions	—	(79,622)
Shares/Units Withheld for Taxes	(2,871)	(808)
Debt-Related Financing Fees	(1,767)	—
Net Cash Used in Financing Activities	(92,698)	(104,355)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	130,524	(6,572)
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	153,979	13,311
Cash and Cash Equivalents and Restricted Cash at End of Period	$284,503	$6,739

Non-Cash Investing and Financing Activities:
Capital Lease	$45,979	$—
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

Basis of Presentation

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for future periods.

The Consolidated Balance Sheet at December 31, 2017 has been derived from the Audited Consolidated Financial Statements at that date but does not include all disclosures required by GAAP. This Form 10-Q report should be read in conjunction with CONSOL Energy Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Prior to the completion of the separation and distribution, all external debt not directly attributable to the ParentCo Coal Business has been excluded from the Unaudited Consolidated Balance Sheets of CONSOL Energy Inc.

Recent Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Update 2018-07 - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting. The amendments in this update seek to simplify accounting for non-employee share based payments by clarifying and improving the areas of the overall measurement objective, measurement date, and awards with performance conditions. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management does not expect this update to have a material impact on the Company's financial statements.

In February 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-02 - Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate under the Tax Cuts and Jobs Act. The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21% corporate income tax rate. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted. CONSOL Energy adopted the new guidance during the first quarter of 2018 and elected to make the reclassification. As a result, retained earnings increased $84,729 with a corresponding decrease to accumulated other comprehensive income.

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

In November 2016, the FASB issued ASU 2016-18 - Statement of Cash Flows (Topic 230) - Restricted Cash. During the three months ended March 31, 2018, the Company adopted this guidance, which addressed the presentation of several items in the statement of cash flows. Specifically, the guidance identifies nine cash flow items and the sections where they must be presented within the statement of cash flows. Other than as it relates to restricted cash, the adoption of this guidance had no impact on the Company's financial statements. This guidance requires that restricted cash be aggregated with cash and cash equivalents in both the beginning-of-period and end-of-period line items at the bottom of the statement of cash flows. Previously, the change in restricted cash between the beginning-of-period and end-of-period was reflected as either an investing, financing, operating, or non-cash activity based on the underlying nature of the transaction. Accordingly, for the accompanying Unaudited Consolidated Statement of Cash Flows for the six months ended June 30, 2018, the cash and cash equivalents and restricted cash at end of period line item includes $6,214 of restricted cash. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the accompanying Unaudited Consolidated Balance Sheet that sums to the cash and cash equivalents and restricted cash at the end of the period presented on the accompanying Unaudited Consolidated Statement of Cash Flows for the six months ended June 30, 2018:

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$278,289	$153,979
Restricted cash*	6,214	—
	$284,503	$153,979

*These amounts are reported in Prepaid Expenses and Other Assets on the accompanying Unaudited Consolidated Balance Sheets.

In 2016, the FASB issued a new lease accounting standard which requires lessees to put most leases on their balance sheets but recognize the expenses in their income statements in a manner similar to current practice. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Expenses related to leases determined to be operating leases will be recognized on a straight-line basis, while those determined to be financing leases will be recognized following a front-loaded expense profile in which interest and amortization are presented separately in the income statement. The ultimate impact of the standard will depend on the Company's lease portfolio as of the adoption date. CONSOL Energy has started compiling and reviewing its population of leases and assessing its systems and internal controls relating to the Company's accounting for leases. In addition to monitoring FASB activity regarding ASU 2016-02, the Company continues to monitor various non-authoritative groups with respect to implementation issues that could affect its assessment. These changes will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

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

In anticipation of the separation, CONSOL Energy was originally formed as CONSOL Mining Corporation in Delaware on June 21, 2017 to hold all of ParentCo’s Coal Business, including its interest in the Pennsylvania Mining Complex, and certain related coal assets, including ParentCo’s ownership interest in CNX Coal Resources LP, which owns a 25% undivided interest stake in PAMC, as well as ParentCo's ownership of the CONSOL Marine Terminal and undeveloped coal reserves (Greenfield Reserves) located in the Northern Appalachian, Central Appalachian and Illinois basins and certain related coal assets and liabilities (the Coal Business). The Registration Statement on Form 10 (as amended) filed by the Company with the SEC describes the Company and the assets and liabilities that comprise the Coal Business that it now owns after completion of the separation and distribution.

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

Earnings per Share
Basic earnings per share are computed by dividing net income attributable to CONSOL Energy Inc. shareholders by the weighted average shares outstanding during the reporting period. Dilutive earnings per share are computed similarly to basic earnings per share, except that the weighted average shares outstanding are increased to include additional shares from restricted stock units and performance share units, if dilutive. The number of additional shares is calculated by assuming that outstanding restricted stock units and performance share units were released, and that the proceeds from such activities were used to acquire shares of common stock at the average market price during the reporting period. The second quarter of 2018 represents CONSOL Energy's second full quarter as a publicly-traded company.
The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Anti-Dilutive Restricted Stock Units	21,567	—	21,567	—
Anti-Dilutive Performance Share Units	—	—	—	—
	21,567	—	21,567	—
The computations for basic and dilutive earnings per share are as follows:

	For the Three Months Ended		For the Six Months Ended
Amounts in thousands, except per share data	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net Income	$52,709	$52,246	$123,667	$98,690
Less: Net Income Attributable to Noncontrolling Interest	7,547	4,313	16,097	9,777
Net Income Attributable to CONSOL Energy Inc. Shareholders	$45,162	$47,933	$107,570	$88,913

Denominator:
Weighted-average shares of common stock outstanding	28,032,463	27,967,509	28,027,727	27,967,509
Effect of dilutive shares	521,573	—	467,422	—
Weighted-average diluted shares of common stock outstanding	28,554,036	27,967,509	28,495,149	27,967,509

Earnings per Share:
Basic	$1.61	$1.71	$3.84	$3.18
Dilutive	$1.58	$1.71	$3.78	$3.18
In 2017, the earnings per share included on the accompanying Unaudited Consolidated Statements of Income was calculated based on the 27,967,509 shares of CONSOL Energy common stock distributed in conjunction with the completion of the separation and distribution, and is considered pro forma in nature. Prior to November 28, 2017, CONSOL Energy did not have any issued or outstanding common stock. As of June 30, 2018, CONSOL Energy had 500,000 shares of preferred stock, none of which were issued or outstanding.

NOTE 2—REVENUE:

The following table disaggregates CONSOL Energy's revenue by major source for the period ended June 30, 2018:

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Coal Revenue	$370,697	$721,706
Terminal Revenue	16,659	31,880
Freight Revenue	17,444	35,331
Total Revenue from Contracts with Customers	$404,800	$788,917

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

While CONSOL Energy does, from time to time, experience costs of obtaining coal customer contracts with amortization periods greater than one year, those costs are immaterial to the Company's net income. At June 30, 2018, the Company does not have any capitalized costs to obtain customer contracts on its Unaudited Consolidated Balance Sheets. As of and for the three and six months ended June 30, 2018, the Company has not recognized any amortization of previously existing capitalized costs of obtaining customer contracts. Further, the Company has not recognized any revenue in the current period that is not a result of current period performance.

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

CONSOL Marine Terminal does not normally experience material costs of obtaining customer contracts with amortization periods greater than one year. At June 30, 2018, the Company does not have any capitalized costs to obtain customer contracts on its Unaudited Consolidated Balance Sheets. As of and for the three and six months ended June 30, 2018, the Company has not recognized any amortization of previously existing capitalized costs of obtaining Terminal customer contracts. Further, the Company has not recognized any revenue in the current period that is not a result of current period performance.

Freight Revenue

Some of CONSOL Energy's coal contracts require that the Company sell its coal at locations other than its central preparation plant. The cost to transport the Company's coal to the ultimate sales point is passed through to the Company's customers and CONSOL Energy recognizes the freight revenue equal to the transportation costs when title of the coal passes to the customer.

NOTE 3—MISCELLANEOUS OTHER INCOME:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Royalty Income - Non-Operated Coal	$4,142	$3,496	$13,948	$12,193
Purchased Coal Sales	3,742	2,557	12,488	6,098
Rental Income	1,048	2,606	2,170	11,133
Interest Income	467	457	1,068	1,047
Property Easements and Option Income	259	602	4,410	994
Other	711	427	2,172	1,329
Miscellaneous Other Income	$10,369	$10,145	$36,256	$32,794

NOTE 4—COMPONENTS OF PENSION AND OTHER POST-EMPLOYMENT BENEFIT (OPEB) PLANS NET PERIODIC BENEFIT COSTS:

Components of Net Periodic Benefit (Credit) Cost are as follows:

	Pension Benefits				Other Post-Employment Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Service Cost	$288	$759	$575	$1,518	$—	$—	$—	$—
Interest Cost	5,876	6,121	11,752	12,242	4,677	5,986	9,353	11,972
Expected Return on Plan Assets	(10,092)	(10,596)	(20,185)	(21,191)	—	—	—	—
Amortization of Prior Service Credits	(126)	(60)	(251)	(120)	(601)	(601)	(1,202)	(1,203)
Amortization of Actuarial Loss	2,179	1,955	4,358	3,910	4,051	5,778	8,102	11,556
Net Periodic Benefit (Credit) Cost	$(1,875)	$(1,821)	$(3,751)	$(3,641)	$8,127	$11,163	$16,253	$22,325

Expenses related to pension and other post-employment benefits are reflected in Operating and Other Costs in the Consolidated Statements of Income.

NOTE 5—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:

Components of Net Periodic Benefit Cost are as follows:

	CWP				Workers' Compensation
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Service Cost	$1,662	$1,280	$3,325	$2,562	$1,558	$1,568	$3,115	$3,137
Interest Cost	1,311	1,013	2,623	2,025	571	580	1,141	1,160
Amortization of Actuarial Gain	(213)	(1,908)	(427)	(3,816)	(20)	(149)	(39)	(299)
State Administrative Fees and Insurance Bond Premiums	—	—	—	—	718	577	1,311	1,360
Net Periodic Benefit Cost	$2,760	$385	$5,521	$771	$2,827	$2,576	$5,528	$5,358

NOTE 6—INCOME TAXES:

The effective tax rate for the three and six months ended June 30, 2018 was 5.4% and 6.9%, respectively. The effective tax rate for the three and six months ended June 30, 2018 differs from the U.S. federal statutory rate of 21%, primarily due to the income tax benefit for excess percentage depletion. The effective tax rate for the three and six months ended June 30, 2017 was 15.5% and 16.2%, respectively. The effective tax rate for the three and six months ended June 30, 2017 differs from the U.S. federal statutory rate of 35%, primarily due to the income tax benefit for excess percentage depletion.

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

The Company recorded a deferred tax expense of approximately $58,558 in its financial statements for the period ended December 31, 2017. This impact is related to the reduction of the net deferred tax asset as a result of the federal corporate income tax rate being reduced from 35% to 21% for all periods after December 31, 2017. The Company did not recognize any additional impacts related to the Tax Bill in its financial statements for the three and six months ended June 30, 2018. The Tax Cuts and Jobs Act is a comprehensive tax reform bill containing a number of provisions that either currently or in the future could impact the Company. Examples include the ability to fully expense certain depreciable property, and the limitation on the deductibility of business interest expense. As a result, the Company continues to monitor and evaluate all applicable provisions of the Tax Bill during the measurement period.

The Company utilizes the “more likely than not” standard in recognizing a tax benefit in its financial statements. For the six months ended June 30, 2018 and the year ended December 31, 2017, the Company did not have any unrecognized tax benefits. If accrual for interest or penalties is required, it is the Company's policy to include these as a component of income tax expense.

The Company is subject to taxation in the United States, as well as various states and Canada, as well as various provinces. Under the provisions of the Tax Matters Agreement signed on November 28, 2017 by and between CONSOL Energy Inc. (Parent) and CONSOL Mining Corporation (Company), certain subsidiaries of the Company are subject to examination for tax years for the period January 1, 2015 through the six months ended June 30, 2018 for certain state and foreign returns. Further, the Company is subject to examination for the period November 28, 2017 through the six months ended June 30, 2018 for federal and certain state returns.
NOTE 7—INVENTORIES:
Inventory components consist of the following:

	June 30, 2018	December 31, 2017
Coal	$4,924	$11,411
Supplies	43,421	42,009
Total Inventories	$48,345	$53,420

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

At June 30, 2018, the Company's eligible accounts receivable yielded $52,334 of borrowing capacity. At June 30, 2018, the facility had no outstanding borrowings and $58,548 of letters of credit outstanding, leaving no unused capacity. CONSOL Energy posted $6,214 of cash collateral to secure the difference in the outstanding letters of credit and the eligible accounts receivable. Restricted cash of $6,214 is included in Prepaid Expenses and Other Assets in the Unaudited Consolidated Balance Sheets. At December 31, 2017, the Company's eligible accounts receivable yielded $60,582 of borrowing capacity. At December 31, 2017, the facility had no outstanding borrowings and $60,582 of letters of credit outstanding, leaving no unused capacity. Costs associated with the receivables facility totaled $860 thousand and $1,526 thousand for the three and six months ended June 30, 2018. These costs have been recorded as financing fees which are included in Operating and Other Costs in the Unaudited Consolidated Statements of Income. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.

The Securitization Facility expires on August 30, 2018. CONSOL Energy expects to renew the Securitization Facility with PNC Bank for a three year term.

NOTE 9—PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

	June 30, 2018	December 31, 2017
Plant and Equipment	$2,829,805	$2,757,062
Coal Properties and Surface Lands	858,833	857,031
Airshafts	398,573	392,266
Mine Development	344,146	344,139
Advance Mining Royalties	326,910	325,855
Total Property, Plant and Equipment	4,758,267	4,676,353
Less: Accumulated Depreciation, Depletion and Amortization	2,648,812	2,554,056
Total Property, Plant and Equipment, Net	$2,109,455	$2,122,297

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

As of June 30, 2018 and December 31, 2017, property, plant and equipment includes gross assets under capital lease of $49,619 and $3,559, respectively. Accumulated amortization for capital leases was $8,128 and $2,839 at June 30, 2018 and December 31, 2017, respectively. Amortization expense for assets under capital leases approximated $3,934 and $99 for the three months ended and $5,309 and $212 for the six months ended June 30, 2018 and 2017, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying Unaudited Consolidated Statements of Income.
NOTE 10—OTHER ACCRUED LIABILITIES:

	June 30, 2018	December 31, 2017
Subsidence Liability	$89,735	$88,027
Accrued Payroll and Benefits	19,121	14,689
Accrued Interest	9,949	10,039
Litigation	9,200	8,197
Accrued Other Taxes	8,575	7,510
Short-Term Incentive Compensation	3,354	4,729
Deferred Revenue	175	6,807
Longwall Equipment Buyout	—	22,631
Equipment Lease Rental	—	9,865
Other	17,642	23,900
Current Portion of Long-Term Liabilities:
Postretirement Benefits Other than Pensions	37,313	37,464
Asset Retirement Obligations	31,823	30,480
Workers' Compensation	12,822	13,317
Pneumoconiosis Benefits	11,518	12,972
Total Other Accrued Liabilities	$251,227	$290,627

NOTE 11—LONG-TERM DEBT:

	June 30, 2018	December 31, 2017
Debt:
Term Loan B due in November 2022 (Principal of $398,000 and $400,000 less Unamortized Discount of $7,053 and $7,853, respectively, 8.32% Weighted Average Interest Rate)	$390,947	$392,147
11.00% Senior Secured Second Lien Notes due 2025	279,476	300,000
MEDCO Revenue Bonds in Series due September 2025 at 5.75%	102,865	102,865
Term Loan A due in November 2021 (6.67% Weighted Average Interest Rate)	73,750	100,000
Advance Royalty Commitments (9.42% Weighted Average Interest Rate)	2,085	2,085
Less: Unamortized Debt Issuance Costs	18,322	21,129
	830,801	875,968
Less: Amounts Due in One Year*	4,318	19,318
Long-Term Debt	$826,483	$856,650

* Excludes current portion of Capital Lease Obligations of $16,440 and $3,164 at June 30, 2018 and December 31, 2017, respectively.

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

The Revolving Credit Facility and TLA Facility also include financial covenants, including (i) a maximum first lien gross leverage ratio, (ii) a maximum total net leverage ratio, and (iii) a minimum fixed charge coverage ratio. CONSOL Energy must maintain a maximum first lien gross leverage ratio covenant of no more than 2.25 to 1.00, measured quarterly, stepping down to 2.00 to 1.00 in March 2019 and 1.75 to 1.00 in March 2020. The maximum first lien gross leverage ratio is calculated as the ratio of Consolidated First Lien Debt to Consolidated EBITDA, excluding the Partnership. The maximum first lien gross leverage ratio was 1.33 to 1.00 at June 30, 2018. CONSOL Energy must maintain a maximum total net leverage ratio covenant of no more than 3.25 to 1.00, measured quarterly, stepping down to 3.00 to 1.00 in March 2019 and 2.75 to 1.00 in March 2020. The maximum total net leverage ratio is calculated as the ratio of Consolidated Indebtedness, minus Cash on Hand, to Consolidated EBITDA, excluding the Partnership. The maximum total net leverage ratio was 1.60 to 1.00 at June 30, 2018. Consolidated EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations, non-cash charges related to legacy employee liabilities and gains and losses on debt extinguishment, and includes cash distributions received from the Partnership and subtracts cash payments related to legacy employee liabilities. The facilities also include a minimum fixed charge coverage covenant of no less than 1.00 to 1.00, measured quarterly, stepping up to 1.05 to 1.00 in March 2020 and 1.10 to 1.00 in March 2021. The minimum fixed charge coverage ratio is calculated as the ratio of Consolidated EBITDA to Consolidated Fixed Charges, excluding the Partnership. Consolidated Fixed Charges, as used in the covenant calculation, include cash interest payments, cash payments for income taxes, scheduled debt repayments, dividends paid, and Maintenance Capital Expenditures. The minimum fixed charge coverage ratio was 2.16 to 1.00 at June 30, 2018.

At June 30, 2018, the Revolving Credit Facility had no borrowings outstanding and $49,066 of letters of credit outstanding, leaving $250,934 of unused capacity. At December 31, 2017, the Revolving Credit Facility had no borrowings outstanding and $27,426 of letters of credit outstanding, leaving $272,574 of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.

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

During the six months ended June 30, 2018, CONSOL Energy made accelerated payments of $18.75 million on its outstanding Term Loan A Facility and purchased $21 million of its outstanding 11.00% Senior Secured Second Lien Notes due in 2025. As part of these transactions, $1,723 and $3,149 was included in Loss on Debt Extinguishment on the Unaudited Consolidated Statements of Income for the three and six months ended June 30, 2018, respectively.
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

The Company (as the owner of the Coal Business following the separation and distribution) is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes and other claims and actions arising out of the normal course of business. The Company accrues the estimated loss for these lawsuits and claims when the loss is probable and reasonably estimable. The Company's estimated accruals as of June 30, 2018 related to these pending claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of the Company as of June 30, 2018. It is possible that the aggregate loss in the future with respect to these lawsuits and claims could ultimately be material to the Company's financial position, results of operations or cash flows; however, such amounts cannot be reasonably estimated. The amount claimed against the Company as of June 30, 2018 is disclosed below when an amount is expressly stated in the lawsuit or claim, which is not often the case.

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

The following is a summary, as of June 30, 2018, of the financial guarantees, unconditional purchase obligations and letters of credit to certain third parties. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments, or under the separation and distribution agreement to the extent retained by ParentCo on behalf of the Coal Business. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credit are recorded as liabilities in the financial statements. The Company's management believes that these guarantees will expire without being funded, and therefore, the commitments will not have a material adverse effect on the Company's financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$74,396	$35,736	$38,660	$—	$—
Environmental	398	398	—	—	—
Other	32,820	32,316	504	—	—
Total Letters of Credit	107,614	68,450	39,164	—	—
Surety Bonds:
Employee-Related	105,240	105,240	—	—	—
Environmental	499,956	496,371	3,585	—	—
Other	4,772	4,285	487	—	—
Total Surety Bonds	609,968	605,896	4,072	—	—
Guarantees:
Other	28,530	8,762	14,397	4,691	680
Total Guarantees	28,530	8,762	14,397	4,691	680
Total Commitments	$746,112	$683,108	$57,633	$4,691	$680

Included in the above table are commitments and guarantees entered into in conjunction with the sale of Consolidation Coal Company and certain of its subsidiaries, which contain all five of its longwall coal mines in West Virginia and its river operations, to a subsidiary of Murray Energy Corporation. As part of the separation and distribution, ParentCo agreed to indemnify the Company and the Company agreed to indemnify ParentCo in each case with respect to guarantees of certain equipment lease obligations that were assumed by Murray Energy. In the event that Murray Energy would default on the obligations defined in the agreements, the Company would be required to perform under the guarantees. If the Company would be required to perform, the stock purchase agreement provides various recourse actions. At June 30, 2018 and December 31, 2017, the fair value of these guarantees was $896 and $1,040, respectively, and is included in Other Accrued Liabilities on the Unaudited Consolidated Balance Sheets. The fair value of certain of the guarantees was determined using the Company’s risk-adjusted interest rate. Significant increases or decreases in the risk-adjusted interest rates may result in a significantly higher or lower fair value measurement. No other amounts related to financial guarantees and letters of credit are recorded as liabilities in the financial statements. Significant judgment is required in determining the fair value of these guarantees. The guarantees of the leases are classified within Level 3 of the fair value hierarchy.

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

The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2018			Fair Value Measurements at December 31, 2017
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Murray Energy Guarantees	$—	$—	$(896)	$—	$—	$(1,040)

The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:

Long-term debt: The fair value of long-term debt is measured using unadjusted quoted market prices or estimated using discounted cash flow analyses. The discounted cash flow analyses are based on current market rates for instruments with similar cash flows.

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt	$849,123	$899,423	$897,097	$931,768
Certain of the Company’s debt is actively traded on a public market and, as a result, constitutes Level 1 fair value measurements. The portion of the Company’s debt obligations that are not actively traded are valued through reference to the applicable underlying benchmark rate and, as a result, constitute Level 2 fair value measurements.

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

Industry segment results for the three months ended June 30, 2018 are:

	PAMC	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$370,697	$—	$—	$370,697	(A)
Terminal Revenue	—	16,659	—	16,659
Freight Revenue	17,444	—	—	17,444
Total Revenue and Freight	$388,141	$16,659	$—	$404,800
Earnings (Loss) Before Income Tax	$85,173	$(29,432)	$—	$55,741
Segment Assets	$1,903,324	$853,178	$—	$2,756,502
Depreciation, Depletion and Amortization	$47,582	$7,379	$—	$54,961
Capital Expenditures	$29,002	$5,241	$—	$34,243

Industry segment results for the three months ended June 30, 2017 are:

	PAMC	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$303,707	$—	$—	$303,707	(A)
Terminal Revenue	—	14,855	—	14,855
Freight Revenue	17,762	—	—	17,762
Total Revenue and Freight	$321,469	$14,855	$—	$336,324
Earnings Before Income Tax	$49,643	$12,214	$—	$61,857
Segment Assets	$1,938,811	$687,799	$—	$2,626,610
Depreciation, Depletion and Amortization	$41,402	$(16,134)	$—	$25,268
Capital Expenditures	$13,770	$438	$—	$14,208

Industry segment results for the six months ended June 30, 2018 are:

	PAMC	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$721,706	$—	$—	$721,706	(A)
Terminal Revenue	—	31,880	—	31,880
Freight Revenue	35,331	—	—	35,331
Total Revenue and Freight	$757,037	$31,880	$—	$788,917
Earnings (Loss) Before Income Tax	$182,900	$(50,016)	$—	$132,884
Segment Assets	$1,903,324	$853,178	$—	$2,756,502
Depreciation, Depletion and Amortization	$90,839	$13,593	$—	$104,432
Capital Expenditures	$48,717	$7,482	$—	$56,199

Industry segment results for the six months ended June 30, 2017 are:

	PAMC	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$620,155	$—	$—	$620,155	(A)
Terminal Revenue	—	27,742	—	27,742
Freight Revenue	30,045	—	—	30,045
Total Revenue and Freight	$650,200	$27,742	$—	$677,942
Earnings Before Income Tax	$110,658	$7,049	$—	$117,707
Segment Assets	$1,938,811	$687,799	$—	$2,626,610
Depreciation, Depletion and Amortization	$83,703	$(5,442)	$—	$78,261
Capital Expenditures	$21,888	$1,341	$—	$23,229

(A)	For the three and six months ended June 30, 2018, the PAMC segment had revenues from the following customers, each comprising over 10% of the Company's total sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Customer A	$76,415	$34,880	$163,241	$60,024
Customer B	66,422	35,188	97,126	90,008
Customer C	57,474	50,719	109,687	107,789

Reconciliation of Segment Information to Consolidated Amounts:

Total Assets:

	June 30,
	2018	2017
Segment assets for total reportable business segments	$1,903,324	$1,938,811
Segment assets for all other business segments	496,847	495,138
Items excluded from segment assets:
Cash and other investments	283,841	98
Deferred tax assets	72,490	192,563
Total Consolidated Assets	$2,756,502	$2,626,610

NOTE 15—GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION:

The payment obligations under the $400,000, Term Loan B due in November 2022, the $300,000, 11.000% per annum senior notes due November 2025, and the $100,000, Term Loan A due in November 2021 issued by CONSOL Energy are jointly and severally, and also fully and unconditionally, guaranteed by certain subsidiaries of CONSOL Energy. In accordance with positions established by the SEC, the following financial information sets forth separate financial information with respect to the parent, guarantor subsidiaries, CCR, a non-guarantor subsidiary, and the remaining non-guarantor subsidiaries. The principal elimination entries include investments in subsidiaries and certain intercompany balances and transactions. CONSOL Energy, the parent, and a guarantor subsidiary manage several assets and liabilities of all other wholly owned subsidiaries. These include, for example, deferred tax assets, cash and other post-employment liabilities. These assets and liabilities are reflected as parent company or guarantor company amounts for purposes of this presentation.

Income Statement for the Three Months Ended June 30, 2018 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues and Other Income:
Coal Revenue	$—	$278,023	$92,674	$—	$—	370,697
Terminal Revenue	—	16,659	—	—	—	16,659
Freight Revenue	—	13,083	4,361	—	—	17,444
Miscellaneous Other Income	70,678	5,583	1,036	—	(66,928)	10,369
Gain on Sale of Assets	8	110	(14)	—	—	104
Total Revenue and Other Income	70,686	313,458	98,057	—	(66,928)	415,273
Costs and Expenses:
Operating and Other Costs	—	190,023	57,299	873	—	248,195
Depreciation, Depletion and Amortization	—	43,065	11,896	—	—	54,961
Freight Expense	—	13,083	4,361	—	—	17,444
Selling, General and Administrative Costs	—	12,364	3,341	—	—	15,705
Loss on Debt Extinguishment	1,723	—	—	—	—	1,723
Interest Expense	20,769	735	1,784	—	(1,784)	21,504
Total Costs And Expenses	22,492	259,270	78,681	873	(1,784)	359,532
Earnings Before Income Tax	48,194	54,188	19,376	(873)	(65,144)	55,741
Income Tax Expense	3,032	—		—	—	3,032
Net Income (Loss)	45,162	54,188	19,376	(873)	(65,144)	52,709
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	7,547	7,547
Net Income (Loss) Attributable to CONSOL Energy Shareholders	$45,162	$54,188	$19,376	$(873)	$(72,691)	$45,162

Balance Sheet at June 30, 2018 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$277,413	$230	$646	$—	$—	$278,289
Accounts and Notes Receivable:
Trade	—	—	—	87,513	—	87,513
Other Receivables	15,382	15,050	1,514	—	—	31,946
Inventories	—	37,327	11,018	—	—	48,345
Prepaid Expenses	7,152	11,135	3,698	6,214	—	28,199
Total Current Assets	299,947	63,742	16,876	93,727	—	474,292
Property, Plant and Equipment:
Property, Plant and Equipment	—	3,830,609	927,658	—	—	4,758,267
Less-Accumulated Depreciation, Depletion and Amortization	—	2,143,513	505,299	—	—	2,648,812
Total Property, Plant and Equipment-Net	—	1,687,096	422,359	—	—	2,109,455
Other Assets:
Deferred Income Taxes	72,490	—	—	—	—	72,490
Affiliated Credit Facility	137,643	—	—	—	(137,643)	—
Investment in Affiliates	607,354	—	—	—	(607,354)	—
Other	39,677	46,081	14,507	—	—	100,265
Total Other Assets	857,164	46,081	14,507	—	(744,997)	172,755
Total Assets	$1,157,111	$1,796,919	$453,742	$93,727	$(744,997)	$2,756,502
Liabilities and Equity:
Current Liabilities:
Accounts Payable	$(3,247)	$82,000	$21,470	$1,486	$2,025	$103,734
Accounts Payable (Recoverable)-Related Parties	(2,291)	35,314	3,455	87,513	(123,991)	—
Current Portion of Long-Term Debt	6,771	10,575	3,412	—	—	20,758
Other Accrued Liabilities	96,919	119,355	36,978	—	(2,025)	251,227
Total Current Liabilities	98,152	247,244	65,315	88,999	(123,991)	375,719
Long-Term Debt:	697,876	156,492	144,604	—	(137,643)	861,329
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	544,764	—	—	—	544,764
Pneumoconiosis Benefits	—	146,995	4,584	—	—	151,579
Asset Retirement Obligations	—	224,125	9,422	—	—	233,547
Workers’ Compensation	—	61,750	3,452	—	—	65,202
Salary Retirement	44,134	—	—	—	—	44,134
Other	—	18,402	605	—	—	19,007
Total Deferred Credits and Other Liabilities	44,134	996,036	18,063	—	—	1,058,233
Total CONSOL Energy Inc. Stockholders’ Equity	316,949	397,147	225,760	4,728	(627,635)	316,949
Noncontrolling Interest	—	—	—	—	144,272	144,272
Total Liabilities and Equity	$1,157,111	$1,796,919	$453,742	$93,727	$(744,997)	$2,756,502

Income Statement for the Three Months Ended June 30, 2017 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues and Other Income:
Coal Revenue	$—	$227,780	$75,927	$—	$—	$303,707
Terminal Revenue	—	14,855	—	—	—	14,855
Freight Revenue	—	13,321	4,441	—	—	17,762
Miscellaneous Other Income	57,742	4,469	701	—	(52,767)	10,145
Gain on Sale of Assets		4,179	1,403	—	—	5,582
Total Revenue and Other Income	57,742	264,604	82,472	—	(52,767)	352,051
Costs and Expenses:
Operating and Other Costs	—	172,575	50,232	74,412	(74,337)	222,882
Depreciation, Depletion and Amortization	—	14,991	10,277	—	—	25,268
Freight Expense	—	13,321	4,441	—	—	17,762
Selling, General and Administrative Costs	—	16,686	3,652	—	—	20,338
Interest Expense	198	1,350	2,396	—	—	3,944
Total Costs And Expenses	198	218,923	70,998	74,412	(74,337)	290,194
Earnings Before Income Tax	57,544	45,681	11,474	(74,412)	21,570	61,857
Income Tax Expense	9,611			—	—	9,611
Net Income (Loss)	47,933	45,681	11,474	(74,412)	21,570	52,246
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	4,313	4,313
Net Income (Loss) Attributable to CONSOL Energy Shareholders	$47,933	$45,681	$11,474	$(74,412)	$17,257	$47,933

Balance Sheet at December 31, 2017:

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$152,235	$105	$1,533	$106	$—	$153,979
Accounts and Notes Receivable:
Trade	—	—	—	131,545	—	131,545
Other Receivables	17,702	16,880	1,970	—	—	36,552
Inventories	—	41,117	12,303	—	—	53,420
Prepaid Expenses	5,745	13,568	4,428	3	—	23,744
Total Current Assets	175,682	71,670	20,234	131,654	—	399,240
Property, Plant and Equipment:
Property, Plant and Equipment	—	3,765,885	910,468	—	—	4,676,353
Less-Accumulated Depreciation, Depletion and Amortization	—	2,070,646	483,410	—	—	2,554,056
Total Property, Plant and Equipment-Net	—	1,695,239	427,058	—	—	2,122,297
Other Assets:
Deferred Income Taxes	75,065	—	—	—	—	75,065
Affiliated Credit Facility	165,110	—	—	—	(165,110)	—
Investment in Affiliates	645,157	—	—	—	(645,157)	—
Other	44,177	50,846	15,474	—	—	110,497
Total Other Assets	929,509	50,846	15,474	—	(810,267)	185,562
Total Assets	$1,105,191	$1,817,755	$462,766	$131,654	$(810,267)	$2,707,099
Liabilities and Equity:
Current Liabilities:
Accounts Payable	$20,014	$66,271	$22,789	$8	$18	$109,100
Accounts Payable (Recoverable)-Related Parties	(2,291)	36,221	—	129,139	(163,069)	—
Current Portion of Long-Term Debt	—	22,405	77	—	—	22,482
Other Accrued Liabilities	101,994	149,425	44,102	(20)	(4,874)	290,627
Total Current Liabilities	119,717	274,322	66,968	129,127	(167,925)	422,209
Long-Term Debt:	728,254	135,390	165,183	1,572	(165,110)	865,289
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	554,099	—	—	—	554,099
Pneumoconiosis Benefits	—	146,035	3,833	—	—	149,868
Asset Retirement Obligations	—	218,728	9,615	—	—	228,343
Workers’ Compensation	—	63,244	3,404	—	—	66,648
Salary Retirement	52,960	—	—	—	—	52,960
Other	—	23,435	607	—	—	24,042
Total Deferred Credits and Other Liabilities	52,960	1,005,541	17,459	—	—	1,075,960
Total CONSOL Energy Inc. Stockholders’ Equity	204,260	402,502	213,156	955	(616,613)	204,260
Noncontrolling Interest	—	—	—	—	139,381	139,381
Total Liabilities and Equity	$1,105,191	$1,817,755	$462,766	$131,654	$(810,267)	$2,707,099

Income Statement for the Six Months Ended June 30, 2018 (unaudited):

	Parent Issuer		Guarantor		CCR Non-Guarantor		Non-Guarantor		Elimination		Consolidated
Revenues and Other Income:
Coal Revenue	$—		$541,280		$180,426		$—		$—		721,706
Terminal Revenue	—		31,880		—		—		—		31,880
Freight Revenue	—		26,498		8,833		—		—		35,331
Miscellaneous Other Income	160,990		16,601		3,237		—		(144,572)		36,256
Gain on Sale of Assets	—		296		62		—		—		358
Total Revenue and Other Income	160,990		616,555		192,558		—		(144,572)		825,531
Costs and Expenses:
Operating and Other Costs	—		366,843		109,586		1,568		—		477,997
Depreciation, Depletion and Amortization	—		81,722		22,710		—		—		104,432
Freight Expense	—		26,498		8,833		—		—		35,331
Selling, General and Administrative Costs	—		22,828		6,361		—		—		29,189
Loss on Debt Extinguishment	3,149		—		—		—		—		3,149
Interest Expense	41,054		1,495		3,735		—		(3,735)		42,549
Total Costs And Expenses	44,203		499,386		151,225		1,568		(3,735)		692,647
Earnings Before Income Tax	116,787		117,169		41,333		(1,568)		(140,837)		132,884
Income Tax Expense	9,217	—	—	—	—	—	—	—	—	—	9,217
Net Income (Loss)	107,570		117,169		41,333		(1,568)		(140,837)		123,667
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	—	—	—	—	16,097	—	16,097
Net Income (Loss) Attributable to CONSOL Energy Shareholders	$107,570		$117,169		$41,333		$(1,568)		$(156,934)		$107,570

Income Statement for the Six Months Ended June 30, 2017 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues and Other Income:
Coal Revenue	$—	$465,116	$155,039	$—	$—	620,155
Terminal Revenue	—	27,742	—	—	—	27,742
Freight Revenue	—	22,534	7,511	—	—	30,045
Miscellaneous Other Income	108,339	10,962	1,802	—	(88,309)	32,794
Gain on Sale of Assets		12,136	1,400	—	—	13,536
Total Revenue and Other Income	108,339	538,490	165,752	—	(88,309)	724,272
Costs and Expenses:
Operating and Other Costs	—	352,686	100,115	74,412	(74,337)	452,876
Depreciation, Depletion and Amortization	—	57,463	20,798	—	—	78,261
Freight Expense	—	22,534	7,511	—	—	30,045
Selling, General and Administrative Costs	—	30,482	6,935	—	—	37,417
Interest Expense	409	2,704	4,853	—	—	7,966
Total Costs And Expenses	409	465,869	140,212	74,412	(74,337)	606,565
Earnings Before Income Tax	107,930	72,621	25,540	(74,412)	(13,972)	117,707
Income Tax Expense	19,017			—	—	19,017
Net Income (Loss)	88,913	72,621	25,540	(74,412)	(13,972)	98,690
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	9,777	9,777
Net Income (Loss) Attributable to CONSOL Energy Shareholders	$88,913	$72,621	$25,540	$(74,412)	$(23,749)	$88,913

Condensed Statement of Cash Flows for the Six Months Ended June 30, 2018 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(1,344)	$201,323	$78,213	$—	$—	$278,192
Cash Flows from Investing Activities:
Capital Expenditures	—	(44,020)	(12,179)	—	—	(56,199)
Proceeds From Sales of Assets	—	1,064	165	—	—	1,229
(Investments in), net of Distributions from, Subsidiaries	21,478	(3,959)	—	—	(17,519)	—
Net Cash (Used in) Provided by Investing Activities	21,478	(46,915)	(12,014)	—	(17,519)	(54,970)
Cash Flows from Financing Activities:
Payments on Capitalized Lease Obligations	—	(5,186)	(1,411)	—	—	(6,597)
Affiliated Credit Facility	36,083	—	(36,083)	—	—	—
Payments on Term Loan A	(26,250)	—	—	—	—	(26,250)
Payments on Term Loan B	(2,000)	—	—	—	—	(2,000)
Buyback of Second Lien Notes	(20,524)	—	—	—	—	(20,524)
Distributions to Noncontrolling Interest	—	—	(28,693)	—	17,519	(11,174)
Shares/Units Withheld for Taxes	—	(1,972)	(899)	—	—	(2,871)
Intercompany Contributions/(Distributions)	—	—	—	—	—	—
Spin Distribution to CNX Resources		(18,234)	—	—	—	(18,234)
Repurchases of Common Stock	(3,281)	—	—	—	—	(3,281)
Debt-Related Financing Fees	(1,767)	—	—	—	—	(1,767)
Net Cash (Used in) Provided by Financing Activities	$(17,739)	$(25,392)	$(67,086)	$—	$17,519	$(92,698)

Condensed Statement of Cash Flows for the Six Months Ended June 30, 2017 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(60,001)	$123,274	$40,754	$—	$—	$104,027
Cash Flows from Investing Activities:
Capital Expenditures	—	(17,757)	(5,472)	—	—	(23,229)
Proceeds From Sales of Assets	—	15,485	1,500	—	—	16,985
(Investments in), net of Distributions from, Subsidiaries	28,661	(11,496)	—	—	(17,165)	—
Net Cash (Used in) Provided by Investing Activities	28,661	(13,768)	(3,972)	—	(17,165)	(6,244)
Cash Flows from Financing Activities:
Payments on Capitalized Lease Obligations	—	(1,938)	(52)	—	—	(1,990)
Net (Payments on) Proceeds from Revolver - MLP	—	—	(11,000)	—	—	(11,000)
Distributions to Noncontrolling Interest	—	—	(28,100)	—	17,165	(10,935)
Shares/Units Withheld for Taxes	—	(1)	(807)	—	—	(808)
Intercompany Contributions/(Distributions)	79,622	(79,622)	—	—	—	—
Other Parent Net Distributions	(79,622)	—	—	—	—	(79,622)
Debt Issuance and Financing Fees	—	—	—	—	—	—
Net Cash (Used in) Provided by Financing Activities	$—	$(81,561)	$(39,959)	$—	$17,165	$(104,355)

Statement of Comprehensive Income for the Three Months Ended June 30, 2018 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non- Guarantor	Elimination	Consolidated
Net (Loss) Income	$45,162	$54,188	$19,376	$(873)	$(65,144)	$52,709
Other Comprehensive (Loss) Income:
Net Actuarial Loss (Gain)	4,184	—	(2)	—	—	4,182
Other Comprehensive (Loss) Income:	4,184	—	(2)	—	—	4,182
Comprehensive (Loss) Income	49,346	54,188	19,374	(873)	(65,144)	56,891
Less: Comprehensive Income Attributable to Noncontrolling Interest	—	—	—	—	7,550	7,550
Comprehensive (Loss) Income Attributable to CONSOL Energy Inc. Shareholders	$49,346	$54,188	$19,374	$(873)	$(72,694)	$49,341

Statement of Comprehensive Income for the Three Months Ended June 30, 2017 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non- Guarantor	Elimination	Consolidated
Net (Loss) Income	$47,933	$45,681	$11,474	$(74,412)	$21,570	$52,246
Other Comprehensive (Loss) Income:
Net Actuarial Loss (Gain)	3,155	—	—	—	—	3,155
Other Comprehensive (Loss) Income:	3,155	—	—	—	—	3,155
Comprehensive (Loss) Income	51,088	45,681	11,474	(74,412)	21,570	55,401
Less: Comprehensive Income Attributable to Noncontrolling Interest	—	—	—	—	4,302	4,302
Comprehensive (Loss) Income Attributable to CONSOL Energy Inc. Shareholders	$51,088	$45,681	$11,474	$(74,412)	$17,268	$51,099

Statement of Comprehensive Income for the Six Months Ended June 30, 2018 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non- Guarantor	Elimination	Consolidated
Net (Loss) Income	$107,570	$117,169	$41,333	$(1,568)	$(140,837)	$123,667
Other Comprehensive (Loss) Income:
Net Actuarial Loss (Gain)	8,183	—	(4)	—	—	8,179
Other Comprehensive (Loss) Income:	8,183	—	(4)	—	—	8,179
Comprehensive (Loss) Income	115,753	117,169	41,329	(1,568)	(140,837)	131,846
Less: Comprehensive Income Attributable to Noncontrolling Interest	—	—	—	—	16,098	16,098
Comprehensive (Loss) Income Attributable to CONSOL Energy Inc. Shareholders	$115,753	$117,169	$41,329	$(1,568)	$(156,935)	$115,748

Statement of Comprehensive Income for the Six Months Ended June 30, 2017 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non- Guarantor	Elimination	Consolidated
Net (Loss) Income	$88,913	$72,621	$25,540	$(74,412)	$(13,972)	$98,690
Other Comprehensive (Loss) Income:
Net Actuarial Loss (Gain)	6,569	—	(1,366)	—	1,366	6,569
Other Comprehensive (Loss) Income:	6,569	—	(1,366)	—	1,366	6,569
Comprehensive (Loss) Income	95,482	72,621	24,174	(74,412)	(12,606)	105,259
Less: Comprehensive Income Attributable to Noncontrolling Interest	—	—	—	—	9,754	9,754
Comprehensive (Loss) Income Attributable to CONSOL Energy Inc. Shareholders	$95,482	$72,621	$24,174	$(74,412)	$(22,360)	$95,505

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

Transition Services Agreements

The Company also entered into a TSA and certain other agreements in connection with the SDA with ParentCo to cover certain continued corporate services provided by the Company and ParentCo to each other following the completion of the separation and distribution. In connection with the separation and distribution, the Company began to set up its own corporate functions, and pursuant to the TSA, ParentCo provided various corporate support services, including certain accounting, human resources, information technology, office and building, risk, security, tax and treasury, building security and tax services, as well as certain regulatory compliance services required during the period in which the Company remained a majority-owned subsidiary of ParentCo. Additional services may be identified from time to time and also be provided under the TSA. The charges associated with these services were not material during the three and six months ended June 30, 2018, and are consistent with expenses that ParentCo has historically allocated or incurred with respect to such services.

CNX Resources Receivables and Payables

At June 30, 2018, the Company had a receivable from CNX Resources Corporation of $90 and at December 31, 2017, the Company had a payable to CNX Resources of $12,540. The Company also had a receivable from CNX Resources Corporation of $11,352 and $15,415, of which $5,063 and $4,500 was recorded in current assets and $6,289 and $10,915 was included in other assets on the Unaudited Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, respectively. These items relate to the reimbursement of the one-time transaction costs as well as other reimbursements per the terms of the SDA.

The one-time transaction costs related to the separation and distribution were approximately $40,545 for the year ended December 31, 2017. During the six months ended June 30, 2018, the Company paid CNX Resources $18,234 for its portion of the one-time transaction costs related to the separation and distribution. Per the SDA, these costs are split equally by the two companies. These costs consist of consulting and professional fees associated with preparing for and executing the separation and distribution, as well as various other items.

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

In September 2016, CCR and its wholly owned subsidiary, CONSOL Thermal, entered into a Contribution Agreement with ParentCo, CONSOL Pennsylvania Coal Company LLC and Conrhein Coal Company under which CONSOL Thermal acquired an additional 5% undivided interest in and to the Pennsylvania Mining Complex, in exchange for (i) cash consideration in the amount of $21,500 and (ii) CCR's issuance of 3,956,496 Class A Preferred Units representing limited partnership interests in CCR at an issue price of $17.01 per Class A Preferred Unit (the “Class A Preferred Unit Issue Price”), or an aggregate $67,300 in equity consideration. The Class A Preferred Unit Issue Price was calculated as the volume-weighted average trading price of CCR’s common units (the “Common Units”) over the trailing 15-day trading period ending on September 29, 2016 (or $14.79 per unit), plus a 15% premium.

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

The Affiliated Company Credit Agreement matures on February 27, 2023. Interest accrues at a rate ranging from 3.75% to 4.75%, subject to the Partnership's net leverage ratio. For the three and six months ended June 30, 2018, $1,976 and $4,110 of interest expense is included in the Unaudited Consolidated Statements of Income, respectively. The collateral obligations under the Affiliated Company Credit Agreement generally mirror the Old Partnership Revolver, as does the list of entities that will act as guarantors thereunder. The Affiliated Company Credit Agreement is subject to financial covenants relating to a maximum first lien gross leverage ratio and a maximum total net leverage ratio, which will be calculated on a consolidated basis for the Partnership and its restricted subsidiaries at the end of each fiscal quarter. The Partnership was in compliance with each of these financial covenants at June 30, 2018. The Affiliated Company Credit Agreement also contains a number of customary affirmative covenants and negative covenants, including limitations on the ability of the Partnership to incur additional indebtedness, grant liens, and make investments, acquisitions, dispositions, restricted payments, and prepayments of junior indebtedness (subject to certain limited exceptions).

Charges for services from the Company include the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Operating and Other Costs	$761	$867	$1,447	$1,739
Selling, General and Administrative Costs	1,953	737	3,598	1,454
Total Services from CONSOL Energy	$2,714	$1,604	$5,045	$3,193

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

At June 30, 2018 and December 31, 2017, CCR had a net payable to the Company in the amount of $3,455 and $3,071, respectively. This payable includes reimbursements for business expenses, executive fees, stock-based compensation and other items under the omnibus agreement.

NOTE 17—STOCK AND DEBT REPURCHASE:

In December 2017, CONSOL Energy’s Board of Directors approved a program to repurchase, from time to time, the Company's outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025, in an aggregate amount of up to $50 million through the period ending June 30, 2019. Under the terms of the program, CONSOL Energy is permitted to make repurchases in the open market, in privately negotiated transactions, accelerated repurchase programs or in structured share repurchase programs. Any repurchases of common stock or notes are to be funded from available cash on hand or short-term borrowings. The program does not obligate CONSOL Energy to acquire any particular amount of its common stock or notes, and can be modified or suspended at any time at the Company’s discretion. The program is conducted in compliance with applicable legal requirements and within the limits imposed by any credit agreement, receivables purchase agreement or indenture and is subject to market conditions and other factors. During the six months ended June 30, 2018, 91,000 shares were repurchased and retired at an average price of $36.05 per share. Additionally, the Company paid down approximately $20,524 of its Senior Secured Second Lien Notes.
NOTE 18—SUBSEQUENT EVENTS:

On July 25, 2018, the Board of Directors of CCR's general partner declared a cash distribution to the Partnership's unitholders for the quarter ended June 30, 2018 of $0.5125 per common and subordinated unit. The cash distribution will be paid on August 15, 2018 to the unitholders of record at the close of business on August 8, 2018.

In July 2018, CONSOL Energy Inc.'s Board of Directors approved an expansion of the stock and debt repurchase program. The program allows the Company to repurchase, from time to time, outstanding shares of its common stock or its 11.00% Senior Secured Second Lien Notes due 2025, subject to limitations under the current credit agreement and the TMA. The program also allows the Company to purchase CONSOL Coal Resources LP units in the open market, subject to limitations under the Affiliated Company Credit Agreement with the Partnership of up to $25 million. The aggregate amount of the program's expansion is $50 million, bringing the total amount of the Company's stock and debt repurchase program to $100 million through the period ending June 30, 2019. The program's available capacity as of July 31, 2018 is $74,383.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in conjunction with the unaudited Consolidated Financial Statements and corresponding notes included elsewhere in this Form 10-Q. In addition, this Form 10-Q report should be read in conjunction with the Consolidated Financial Statements for the three-year period ended December 31, 2017 included in CONSOL Energy Inc.'s Form 10-K, filed on February 16, 2018. This MD&A contains forward-looking statements and covers periods prior to the consummation of the separation and distribution and, accordingly, the discussion of such historical periods does not reflect the impact the separation and distribution may have on the Company. The matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those projected or implied in the forward-looking statements. Please see “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

In anticipation of the separation, CONSOL Energy was originally formed as CONSOL Mining Corporation in Delaware on June 21, 2017 to hold all of ParentCo’s Coal Business, including its interest in the Pennsylvania Mining Complex, and certain related coal assets, including ParentCo’s ownership interest in CNX Coal Resources LP, which owns a 25% undivided interest stake in PAMC, as well as ParentCo's ownership in the CONSOL Marine Terminal and undeveloped coal reserves (Greenfield Reserves) located in the Northern Appalachian, Central Appalachian and Illinois basins and certain related coal assets and liabilities (the Coal Business). The Registration Statement on Form 10 (as amended) filed by the Company with the SEC describes the Company and the assets and liabilities that comprise the Coal Business that it now owns after completion of the separation and distribution.

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

•
CCR Ownership: We own approximately 60% of CCR's limited partnership interests and 100% of CCR's general partnership interest. CCR is a master limited partnership originally formed by CNX to manage and further develop its active coal operations in Pennsylvania. At June 30, 2018, CCR's assets included a 25% undivided interest in, and full operational control over, the PAMC.

•
CONSOL Marine Terminal: Through our subsidiary CONSOL Marine Terminals LLC, we provide coal export terminal services through the Port of Baltimore. The terminal can either store coal or load coal directly into vessels from rail cars. It is also one of the few terminals in the United States served by two railroads, Norfolk Southern Corporation and CSX Transportation Inc.

•	Greenfield Reserves: We own approximately 1.6 billion tons of high-quality, undeveloped coal reserves located in NAPP, CAPP, and the ILB.

These assets and the diverse markets they serve provide robust flexibility for generating cash across a wide variety of demand and pricing scenarios. This flexibility begins with the low-cost structure and optionality afforded by the PAMC. The three mines at the PAMC, which include the Bailey, Enlow Fork, and Harvey mines, produce coal from the Pittsburgh No. 8 Coal Seam using longwall mining, a highly automated underground mining technique that produces large volumes of coal at lower costs compared to alternative mining methods. These three mines collectively operate five longwalls, and the production from all three mines is processed at a single, centralized preparation plant, which is connected via conveyor belts to each mine. The Bailey Central Preparation Plant, which can clean and process up to 8,200 raw tons of coal per hour, provides economies of scale while also maintaining the ability to segregate and blend coal based on quality. This infrastructure enables us to tailor our production levels and quality specifications to meet market demands. It also results in a highly productive, low-cost operation as compared to other NAPP coal mines. The PAMC is the most productive and efficient coal mining complex in NAPP. For the year ending December 31, 2017, productivity averaged 7.31 tons of coal per employee hour, compared with an average of 5.23 tons per employee hour for all other currently-operating NAPP longwalls. Our high productivity helps drive a low cost structure. Our efficiency strengthens our margins throughout the commodity cycle, and has allowed us to continue to generate positive margins even in challenging pricing environments.

Coal from the PAMC is versatile in that it can be sold either domestically or abroad, in the thermal coal market or as a crossover product in the high-volatile metallurgical coal market. Domestically, we have a well-established and diverse blue chip customer base, comprised primarily of domestic electric-power-producing companies located in the eastern United States. For

2019 and 2020, our contracted position, as of August 2, 2018, is at 74% and 32%, respectively, assuming a 27 million ton annual coal sales volume. We believe our committed and contracted position is well-balanced in hedging against market downside risk while allowing us to continue to build out the customer portfolio strategically and opportunistically as the market evolves.

Q2 2018 Highlights:

•	Net income of $53 million

•	Reduced outstanding debt by $23 million at an effective average coupon rate of 8.7%

•	Repurchased 47,000 common shares outstanding at an average price of $42.47 per share

•	Record quarter for coal production and sales volume

2018 Outlook:

•	The Company's 2018 coal production is expected to be approximately 27 million tons.

•	The Company's 2018 coal capital investment is expected to be approximately $125-$145 million.[1]

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

The non-GAAP financial measures should not be considered an alternative to total costs, net income, operating cash flow, or any other measure of financial performance or liquidity presented in accordance with GAAP. These measures exclude some, but not all, items that affect net income or net cash, and these measures and the way we calculate them may vary from those of other companies. As a result, the items presented below may not be comparable to similarly titled measures of other companies.

Reconciliation of Non-GAAP Financial Measures

We evaluate our cost of coal sold and cash cost of coal sold on a cost per ton basis. Our cost of coal sold per ton represents our costs of coal sold divided by the tons of coal we sell. We define cost of coal sold as operating and other production costs related to produced tons sold, along with changes in coal inventory, both in volumes and carrying values. The cost of coal sold per ton includes items such as direct operating costs, royalty and production taxes, direct administration costs, and depreciation, depletion and amortization costs on production assets. Our costs exclude any indirect costs, such as selling, general and administrative costs, freight expenses, interest expenses and other costs not directly attributable to the production of coal. The GAAP measure most directly comparable to cost of coal sold is total costs. The cash cost of coal sold includes cost of coal sold less depreciation, depletion and amortization cost on production assets. The GAAP measure most directly comparable to cash cost of coal sold is total costs.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total Costs and Expenses	$359,532	$290,194	$692,647	$606,565
Freight Expense	(17,444)	(17,762)	(35,331)	(30,045)
Selling, General and Administrative Costs	(15,705)	(20,338)	(29,189)	(37,417)
Loss on Debt Extinguishment	(1,723)	—	(3,149)	—
Interest Expense, net	(21,504)	(3,944)	(42,549)	(7,966)
Other Costs (Non-Production)	(35,955)	(25,688)	(72,712)	(62,122)
Depreciation, Depletion and Amortization (Non-Production)	(9,548)	13,638	(17,923)	530
Cost of Coal Sold	$257,653	$236,100	$491,794	$469,545
Depreciation, Depletion and Amortization (Production)	(45,413)	(38,906)	(86,509)	(78,791)
Cash Cost of Coal Sold	$212,240	$197,194	$405,285	$390,754

The following table presents a reconciliation of average cash margin per ton to coal revenue, the most directly comparable GAAP financial measure for each of the periods indicated (in thousands, except per ton information).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Coal Revenue	$370,697	$303,707	$721,706	$620,155
Operating and Other Costs	248,195	222,882	477,997	452,876
Less: Other Costs (Non-Production)	(35,955)	(25,688)	(72,712)	(62,122)
Cash Cost of Coal Sold	212,240	197,194	405,285	390,754
Depreciation, Depletion and Amortization	54,961	25,268	104,432	78,261
Less: Depreciation, Depletion and Amortization (Non-Production)	(9,548)	13,638	(17,923)	530
Cost of Coal Sold	$257,653	$236,100	$491,794	$469,545
Total Tons Sold (in millions)	7.8	6.8	14.5	13.5
Average Revenue per Ton Sold	$47.34	$44.75	$49.93	$45.77
Average Cash Cost per Ton Sold	26.99	29.08	28.01	28.91
Depreciation, Depletion and Amortization Costs per Ton Sold	5.91	5.71	6.02	5.74
Average Cost per Ton Sold	32.90	34.79	34.03	34.65
Average Margin per Ton Sold	14.44	9.96	15.90	11.12
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	5.91	5.71	6.02	5.74
Average Cash Margin per Ton Sold	$20.35	$15.67	$21.92	$16.86

Three Months Ended June 30, 2018 Compared with the Three Months Ended June 30, 2017

Net Income Attributable to CONSOL Energy Inc. Shareholders

CONSOL Energy reported net income attributable to CONSOL Energy Inc. shareholders of $45 million for the three months ended June 30, 2018, compared to net income attributable to CONSOL Energy Inc. shareholders of $48 million for the three months ended June 30, 2017.

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

The PAMC division had earnings before income tax of $85 million for the three months ended June 30, 2018, compared to earnings before income tax of $50 million for the three months ended June 30, 2017. Variances are discussed below.

	For the Three Months Ended
	June 30,
(in millions)	2018	2017	Variance
Revenue:
Coal Revenue	$371	$304	$67
Freight Revenue	17	18	(1)
Miscellaneous Other Income	4	1	3
Gain on Sale of Assets	—	6	(6)
Total Revenue and Other Income	392	329	63
Cost of Coal Sold:
Operating Costs	212	197	15
Depreciation, Depletion and Amortization	45	39	6
Total Cost of Coal Sold	257	236	21
Other Costs:
Other Costs	16	4	12
Depreciation, Depletion and Amortization	2	2	—
Total Other Costs	18	6	12
Freight Expense	17	18	(1)
Selling, General and Administrative Costs	15	17	(2)
Interest Expense, net	—	2	(2)
Total Costs and Expenses	307	279	28
Earnings Before Income Tax	$85	$50	$35

Coal Production

The table below presents total tons produced (in thousands) from the Pennsylvania Mining Complex for the periods indicated:

	For the Three Months Ended June 30,
Mine	2018	2017	Variance
Bailey	3,453	3,143	310
Enlow Fork	2,785	2,524	261
Harvey	1,442	1,147	295
Total	7,680	6,814	866

Coal production was 7.7 million tons for the three months ended June 30, 2018, compared to 6.8 million tons for the three months ended June 30, 2017. Coal production increased 0.9 million tons, primarily to satisfy market demand.

Coal Operations

The PAMC division's coal revenue and cost components on a per unit basis for these periods were as follows:

	For the Three Months Ended June 30,
	2018	2017	Variance
Total Tons Sold (in millions)	7.8	6.8	1.0
Average Revenue per Ton Sold	$47.34	$44.75	$2.59

Average Cash Cost per Ton Sold	$26.99	$29.08	$(2.09)
Depreciation, Depletion and Amortization Costs per Ton Sold (Non-Cash Cost)	5.91	5.71	0.20
Total Costs per Ton Sold	$32.90	$34.79	$(1.89)
Average Margin per Ton Sold	$14.44	$9.96	$4.48
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	5.91	5.71	0.20
Average Cash Margin per Ton Sold (1)	$20.35	$15.67	$4.68
(1) Average cash margin per ton is an operating ratio derived from non-GAAP measures. See “How We Evaluate Our Operations - Reconciliation of Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to the most directly comparable GAAP measures.

Coal Revenue

Coal revenue was $371 million for the three months ended June 30, 2018, compared to $304 million for the three months ended June 30, 2017. The $67 million increase was primarily attributable to a $2.59 higher average sales price per ton sold and a 1.0 million increase in tons sold. The increase in tons sold was primarily driven by improved production, which was supported by strong demand from the Company's customers in both the domestic and export markets. The higher average sales price per ton sold in the 2018 period was primarily driven by improved pricing under the Company's netback contracts, which resulted from stronger PJM West power prices during the quarter as compared to the year-ago quarter, as well as by improved realizations in the export markets. PJM West day-ahead power prices averaged 19% higher in the second quarter of 2018 versus the year-ago quarter, and prompt month prices for the API2 index (the benchmark price reference for coal imported into northwest Europe) averaged 17% higher than during the year-ago quarter.

Freight Revenue and Freight Expense

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services. Freight revenue is completely offset by freight expense. Freight revenue and freight expense were both $17 million for the three months ended June 30, 2018, compared to $18 million in the three months ended June 30, 2017. The $1 million decrease was due to decreased shipments where transportation services were contractually provided.

Miscellaneous Other Income

Miscellaneous other income was $4 million for the three months ended June 30, 2018, compared to $1 million for the three months ended June 30, 2017. The $3 million increase was primarily attributable to an increase in sales of externally purchased coal for blending purposes only.

Gain on Sale of Assets

Gain on sale of assets decreased $6 million in the period-to-period comparison primarily due to the sale of certain coal rights during the three months ended June 30, 2017.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. The costs of coal sold include items such as direct operating costs, royalty and production taxes, employee-related expenses and depreciation, depletion, and amortization costs on production assets. Total cost of coal sold was $257 million for the three months ended June 30, 2018, or $21 million higher than the $236 million for the three months ended June 30, 2017. Total costs per ton sold were $32.90 per ton for the three months ended June 30, 2018, compared to $34.79 per ton for the three months ended June 30, 2017. The increase in the total cost of coal sold was primarily driven by an increase in production-related costs as more coal was mined to meet market demand, as well as an increase in mine development activity. However, the increased production resulted in an overall decrease in the total cost per ton sold.

Other Costs

Other costs include items that are assigned to the PAMC division but are not included in unit costs, such as coal reserve holding costs and purchased coal costs. Total other costs increased $12 million in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase was primarily attributable to an increase in current quarter costs related to externally purchased coal for blending purposes only, discretionary employee benefit expenses, and demurrage charges.

Selling, General, and Administrative Costs

At June 30, 2018, CONSOL Energy was party to a service agreement with CONSOL Coal Resources LP that required CONSOL Energy to provide certain selling, general and administrative services to CCR. These services are paid monthly based on an agreed-upon fixed fee that is reset at least annually. See Note 16 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. An additional portion of CONSOL Energy's selling, general and administrative costs are allocated to the PAMC division, outside of the service agreement, based on a percentage of total revenue and a percentage of total projected capital expenditures. The amount of selling, general and administrative costs related to the PAMC division was $15 million for the three months ended June 30, 2018, compared to $17 million for the three months ended June 30, 2017. The $2 million decrease in the period-to-period comparison was primarily related to a decrease in long-term incentive compensation recognized, a decrease in short-term incentive compensation paid to employees based on the results of operations achieved at the Company's mines, and decreases in the portion of selling, general and administrative expenses allocated from ParentCo.

Interest Expense, net

Interest expense, net of amounts capitalized, decreased $2 million in the period-to-period comparison. For the three months ended June 30, 2017, net interest expense is primarily comprised of interest on the Old Partnership Revolver. No such interest expense was incurred during the three months ended June 30, 2018.

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

Other business activities had a loss before income tax of $29 million for the three months ended June 30, 2018, compared to earnings before income tax of $12 million for the three months ended June 30, 2017. Variances are discussed below.

	For the Three Months Ended
	June 30,
(in millions)	2018	2017	Variance
Revenue:
Terminal Revenue	$17	$15	$2
Miscellaneous Other Income	6	9	(3)
Gain (Loss) on Sale of Assets	—	(1)	1
Total Revenue and Other Income	23	23	—
Other Costs and Expenses:
Operating and Other Costs	20	22	(2)
Depreciation, Depletion and Amortization	8	(16)	24
Selling, General and Administrative Costs	1	3	(2)
Loss on Debt Extinguishment	2	—	2
Interest Expense, net	21	2	19
Total Other Costs and Expenses	52	11	41
(Loss) Earnings Before Income Tax	$(29)	$12	$(41)

Terminal Revenue

Terminal revenue consists of sales from the CONSOL Marine Terminal, which is located on 200 acres in the Port of Baltimore, Maryland and provides access to international coal markets. CONSOL Marine Terminal sales were $17 million for the three months ended June 30, 2018, compared to $15 million for the three months ended June 30, 2017. The $2 million increase in the period-to-period comparison was attributable to an increase in the rates charged to process coal at the Terminal.

Miscellaneous Other Income

Miscellaneous other income was $6 million for the three months ended June 30, 2018, compared to $9 million for the three months ended June 30, 2017. The $3 million decrease is primarily attributable to a decrease in rental income as a result of the sale of certain subleased equipment to Murray Energy in the second quarter of 2017.

Operating and Other Costs

Operating and other costs were $20 million for the three months ended June 30, 2018, compared to $22 million for the three months ended June 30, 2017. Operating and other costs decreased in the period-to-period comparison due to the following items:

	For the Three Months Ended June 30,
	2018	2017	Variance
Terminal Operating Costs	$6	$4	$2
Employee-Related Legacy Liability Expense	11	10	1
Lease Rental Expense	1	2	(1)
Coal Reserve Holding Costs	—	1	(1)
Closed and Idle Mines	1	2	(1)
Other	1	3	(2)
Total Operating and Other Costs	$20	$22	$(2)

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $24 million in the period-to-period comparison, mainly as a result of a $19 million credit adjustment related to changes in the Company's asset retirement obligations during the three months ended June 30, 2017.

Selling, General, and Administrative Costs

Selling, general, and administrative costs are allocated to the Company's Other Division based on a percentage of total revenue and a percentage of total projected capital expenditures.

Loss on Debt Extinguishment

Loss on debt extinguishment of $2 million was recognized in the three months ended June 30, 2018 due to accelerated payments made on the Term Loan A Facility and the open market repurchase of the 11.00% Senior Secured Second Lien Notes due 2025.

Interest Expense, net

Interest expense, net of amounts capitalized, of $21 million for the three months ended June 30, 2018 is comprised of interest on the Company's Senior Secured Credit Facilities and the 11.00% Senior Secured Second Lien Notes, as well as interest on the 5.75% MEDCO Revenue Bonds. Interest expense, net of amounts capitalized, of $2 million for the three months ended June 30, 2017 is comprised only of interest on the 5.75% MEDCO Revenue Bonds.

Six Months Ended June 30, 2018 Compared with the Six Months Ended June 30, 2017

Net Income Attributable to CONSOL Energy Inc. Shareholders

CONSOL Energy reported net income attributable to CONSOL Energy Inc. shareholders of $108 million for the six months ended June 30, 2018, compared to net income attributable to CONSOL Energy Inc. shareholders of $89 million for the six months ended June 30, 2017.

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

The PAMC division had earnings before income tax of $183 million for the six months ended June 30, 2018, compared to earnings before income tax of $111 million for the six months ended June 30, 2017. Variances are discussed below.

	For the Six Months Ended June 30,
(in millions)	2018	2017	Variance
Revenue:
Coal Revenue	$722	$620	$102
Freight Revenue	35	30	5
Miscellaneous Other Income	13	6	7
Gain on Sale of Assets	—	6	(6)
Total Revenue and Other Income	770	662	108
Cost of Coal Sold:
Operating Costs	405	390	15
Depreciation, Depletion and Amortization	87	79	8
Total Cost of Coal Sold	492	469	23
Other Costs:
Other Costs	30	11	19
Depreciation, Depletion and Amortization	4	5	(1)
Total Other Costs	34	16	18
Freight Expense	35	30	5
Selling, General and Administrative Costs	26	32	(6)
Interest Expense, net	—	4	(4)
Total Costs and Expenses	587	551	36
Earnings Before Income Tax	$183	$111	$72

Coal Production

The table below presents total tons produced (in thousands) from the Pennsylvania Mining Complex for the periods indicated:

	For the Six Months Ended June 30,
Mine	2018	2017	Variance
Bailey	7,265	6,236	1,029
Enlow Fork	4,802	5,225	(423)
Harvey	2,315	2,260	55
Total	14,382	13,721	661

Coal production was 14.4 million tons for the six months ended June 30, 2018, compared to 13.7 million tons for the six months ended June 30, 2017. Coal production increased 0.7 million tons to satisfy market demand, offset, in part, by adverse geological conditions at the Enlow Fork Mine in early 2018.

Coal Operations

The PAMC division's coal revenue and cost components on a per unit basis for these periods were as follows:

	For the Six Months Ended June 30,
	2018	2017	Variance
Total Tons Sold (in millions)	14.5	13.5	1.0
Average Revenue per Ton Sold	$49.93	$45.77	$4.16

Average Cash Cost per Ton Sold	$28.01	$28.91	$(0.90)
Depreciation, Depletion and Amortization Costs per Ton Sold (Non-Cash Cost)	6.02	5.74	0.28
Total Costs per Ton Sold	$34.03	$34.65	$(0.62)
Average Margin per Ton Sold	$15.90	$11.12	$4.78
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	6.02	5.74	0.28
Average Cash Margin per Ton Sold (1)	$21.92	$16.86	$5.06
(1) Average cash margin per ton is an operating ratio derived from non-GAAP measures. See “How We Evaluate Our Operations - Reconciliation of Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to the most directly comparable GAAP measures.

Coal Revenue

Coal revenue was $722 million for the six months ended June 30, 2018, compared to $620 million for the six months ended June 30, 2017. The $102 million increase was primarily attributable to a $4.16 higher average sales price per ton sold and a 1.0 million increase in tons sold. The increase in tons sold was primarily driven by improved production, which was supported by strong demand from the Company's customers in both the domestic and export markets. The higher average sales price per ton sold in the 2018 period was primarily driven by improved pricing under the Company's netback contracts, which resulted from stronger PJM West power prices during the first half of 2018 as compared to the first half of 2017, as well as by improved realizations in the export markets. PJM West day-ahead power prices averaged 35% higher in the first half of 2018 versus the year-ago period, and prompt month prices for the API2 index (the benchmark price reference for coal imported into northwest Europe) averaged 11% higher than during the year-ago period.

Freight Revenue and Freight Expense

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services. Freight revenue is completely offset by freight expense. Freight revenue and freight expense were both $35 million for the six months ended June 30, 2018, compared to $30 million in the six months ended June 30, 2017. The $5 million increase was due to increased shipments where transportation services were contractually provided.

Miscellaneous Other Income

Miscellaneous other income was $13 million for the six months ended June 30, 2018, compared to $6 million for the six months ended June 30, 2017. The $7 million increase was primarily attributable to an increase in sales of externally purchased coal for blending purposes only.

Gain on Sale of Assets

Gain on sale of assets decreased $6 million in the period-to-period comparison primarily due to the sale of certain coal rights during the six months ended June 30, 2017.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. The costs of coal sold include items such as direct operating costs, royalty and production taxes, employee-related expenses and depreciation, depletion, and amortization costs. Total cost of coal sold was $492 million for the six months ended June 30, 2018, or $23 million higher than the $469 million for the six months ended June 30, 2017. Total costs per ton sold were $34.03 per ton for the six months ended June 30, 2018, compared to $34.65 per ton for the six months ended June 30, 2017. The increase in the total cost of coal sold was primarily driven by an increase in production-related costs as more coal was mined to meet market demand, as well as an increase in mine development activity. However, the increased production resulted in an overall decrease in the total cost per ton sold.

Other Costs

Other costs include items that are assigned to the PAMC division but are not included in unit costs, such as coal reserve holding costs and purchased coal costs. Total other costs increased $18 million in the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was primarily attributable to an increase in current year costs related to externally purchased coal for blending purposes only, discretionary employee benefit expenses, and demurrage charges.

Selling, General, and Administrative Costs

At June 30, 2018, CONSOL Energy was party to a service agreement with CONSOL Coal Resources LP that required CONSOL Energy to provide certain selling, general and administrative services to CCR. These services are paid monthly based on an agreed-upon fixed fee that is reset at least annually. See Note 16 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. An additional portion of CONSOL Energy's selling, general and administrative costs are allocated to the PAMC division, outside of the service agreement, based on a percentage of total revenue and a percentage of total projected capital expenditures. The amount of selling, general and administrative costs related to the PAMC division was $26 million for the six months ended June 30, 2018, compared to $32 million for the six months ended June 30, 2017. The $6 million decrease in the period-to-period comparison was primarily related to a decrease in long-term incentive compensation recognized and decreases in the portion of selling, general and administrative expenses allocated from ParentCo.

Interest Expense, net

Interest expense, net of amounts capitalized, decreased $4 million in the period-to-period comparison. For the six months ended June 30, 2017, net interest expense is primarily comprised of interest on the Old Partnership Revolver. No such interest expense was incurred during the six months ended June 30, 2018.

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

Other business activities had a loss before income tax of $50 million for the six months ended June 30, 2018, compared to earnings before income tax of $7 million for the six months ended June 30, 2017. Variances are discussed below.

	For the Six Months Ended
	June 30,
(in millions)	2018	2017	Variance
Revenue:
Terminal Revenue	$32	$28	$4
Miscellaneous Other Income	23	27	(4)
Gain on Sale of Assets	—	7	(7)
Total Revenue and Other Income	55	62	(7)
Other Costs and Expenses:
Operating and Other Costs	43	52	(9)
Depreciation, Depletion and Amortization	13	(6)	19
Selling, General and Administrative Costs	3	5	(2)
Loss on Debt Extinguishment	3	—	3
Interest Expense, net	43	4	39
Total Other Costs and Expenses	105	55	50
(Loss) Earnings Before Income Tax	$(50)	$7	$(57)

Terminal Revenue

Terminal revenue consists of sales from the CONSOL Marine Terminal, which is located on 200 acres in the Port of Baltimore, Maryland and provides access to international coal markets. CONSOL Marine Terminal sales were $32 million for the six months ended June 30, 2018, compared to $28 million for the six months ended June 30, 2017. The $4 million increase in the period-to-period comparison was attributable to a 0.3 million increase in throughput tons, from 6.7 million tons in the six months ended June 30, 2017 to 7.0 million tons in the six months ended June 30, 2018, as well as an increase in the rates charged to process those tons at the Terminal.

Miscellaneous Other Income

Miscellaneous other income was $23 million for the six months ended June 30, 2018, compared to $27 million for the six months ended June 30, 2017. The $4 million decrease is primarily attributable to a decrease in rental income as a result of the sale of certain subleased equipment to Murray Energy in the second quarter of 2017.

Gain on Sale of Assets

Gain on sale of assets decreased $7 million in the period-to-period comparison primarily due to the sale of certain coal reserves during the six months ended June 30, 2017.

Operating and Other Costs

Operating and other costs were $43 million for the six months ended June 30, 2018, compared to $52 million for the six months ended June 30, 2017. Operating and other costs decreased in the period-to-period comparison due to the following items:

	For the Six Months Ended June 30,
	2018	2017	Variance
Terminal Operating Costs	$11	$9	$2
Employee-Related Legacy Liability Expense	20	24	(4)
Lease Rental Expense	1	11	(10)
Coal Reserve Holding Costs	1	3	(2)
Closed and Idle Mines	2	4	(2)
Litigation Expense	3	—	3
Other	5	1	4
Total Operating and Other Costs	$43	$52	$(9)

•
Employee-Related Legacy Liability Expense decreased $4 million in the period-to-period comparison due to modifications made to the actuarial calculation of net periodic benefit cost at the beginning of each year.

•	Lease Rental Expense decreased $10 million primarily due to the sale of certain subleased equipment to Murray Energy in the second quarter of 2017.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $19 million in the period-to-period comparison, mainly as a result of a $19 million credit adjustment related to changes in the Company's asset retirement obligations during the six months ended June 30, 2017.

Selling, General, and Administrative Costs

Selling, general, and administrative costs are allocated to the Company's Other Division based on a percentage of total revenue and a percentage of total projected capital expenditures.

Loss on Debt Extinguishment

Loss on debt extinguishment of $3 million was recognized in the six months ended June 30, 2018 due to accelerated payments made on the Term Loan A Facility and the open market repurchase of the 11.00% Senior Secured Second Lien Notes due 2025.

Interest Expense, net

Interest expense, net of amounts capitalized, of $43 million for the six months ended June 30, 2018 is comprised of interest on the Company's Senior Secured Credit Facilities and the 11.00% Senior Secured Second Lien Notes, as well as interest on the 5.75% MEDCO Revenue Bonds. Interest expense, net of amounts capitalized, of $4 million for the six months ended June 30, 2017 is comprised only of interest on the 5.75% MEDCO Revenue Bonds.

Liquidity and Capital Resources

Historically, ParentCo provided capital, cash management and other treasury services to ParentCo's Coal Business, which ParentCo continued to provide until the separation was consummated on November 28, 2017. Following the separation, the Company's capital structure and sources of liquidity changed significantly from its historical capital structure. The Company no longer participates in capital management with ParentCo; rather, the Company's ability to fund its cash needs depends on its ongoing ability to generate and raise cash in the future. Transfers of cash, both to and from ParentCo’s centralized cash management system, are reflected as a component of Other Parent Net Distributions in the Consolidated Statements of Cash Flows.

The Company expects the cash flow generated from operations in 2018 to be improved compared to 2017. The Company expects strong demand from the export and domestic thermal markets. In the first quarter of 2018, CONSOL Energy took advantage of a strong leasing market and bought out longwall shields, terminating the operating leases and refinancing them as capital leases. The financing rates on the new capital leases are significantly below the Company's weighted average cost of capital, and the transactions are immediately accretive to the Company's cash flows. In aggregate, the Company expects an approximate $10 million reduction in 2018 cash spending as a result of these refinancings. The financing charges on these capital leases are fixed and will insulate the Company from future increases in interest rates. Furthermore, through consistent cost control measures, the Company expects to provide adequate cash flows to meet its maintenance capital requirements. The Company started construction on the coarse refuse disposal area project in 2017, which is expected to continue through 2021. The Company's 2018 capital needs are expected to be between $125 million to $145 million, which is increased from 2017 levels due to additional capital expenditures related to the refuse disposal area project, as well as additional maintenance equipment and other purchases.

CONSOL Energy's coal is shipped to multiple geographies domestically and globally. From time to time, the Company changes its exposure to various countries depending on the economics and profitability of coal sales. Given that coal markets are global, the Company expects, if possible, to offset any potential adverse impact from tariffs that may be imposed by governments in the countries in which one or more of our end users are located by reallocating its customer base to other countries or to the domestic U.S. markets.

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

Cash Flows (in millions)

	For the Six Months Ended June 30,
	2018	2017	Change
Cash Provided by Operating Activities	$278	$104	$174
Cash Used in Investing Activities	$(55)	$(6)	$(49)
Cash Used in Financing Activities	$(93)	$(104)	$11

Cash provided by operating activities increased $174 million in the period-to-period comparison, primarily due to a $25 million increase in net income, a $26 million increase in depreciation, depletion and amortization expense, a $13 million change in gain on the sale of assets, and a $14 million change in deferred taxes year over year. Changes in working capital that occurred throughout both periods also contributed to the increase in operating cash flows.

Cash used in investing activities increased $49 million in the period-to-period comparison. Capital expenditures increased $33 million primarily due to an increase in the refuse project expenditures. Additionally, proceeds from the sale of assets decreased $16 million, primarily related to the sale of surface rights and reserves during the six months ended June 30, 2017.

Cash used in financing activities decreased $11 million in the period-to-period comparison. During the six months ended June 30, 2018, total payments of $49 million were made on the Company's Term Loan A Facility, Term Loan B Facility, and Senior Secured Second Lien Notes. Also during the six months ended June 30, 2018, the Company paid CNX Resources Corporation $18 million related to deferred, shared spin-related fees. Prior to the separation and distribution, during the six months ended June 30, 2017, the Company's net distributions to ParentCo were $80 million.

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

Obligations under the Senior Secured Credit Facilities are guaranteed by (i) all owners of the 75% undivided economic interest in the PAMC held by the Company, (ii) any other members of the Company’s group that own any portion of the collateral securing the Revolving Credit Facility, and (iii) subject to certain customary exceptions and agreed materiality thresholds, all other existing or future direct or indirect wholly owned restricted subsidiaries of the Company (excluding the Partnership and its wholly-owned subsidiaries). The obligations are secured by, subject to certain exceptions (including a limitation of pledges of equity interests in certain subsidiaries and certain thresholds with respect to real property), a first-priority lien on (i) the Company’s 75% undivided economic interest in the Pennsylvania Mining Complex, (ii) the limited partner units of the Partnership held by the Company, (iii) the equity interests in CONSOL Coal Resources GP LLC held by the Company (iv) the CONSOL Marine Terminal and (v) the 1.6 billion tons of Greenfield Reserves. The Senior Secured Credit Facilities contain a number of customary affirmative covenants. In addition, the Senior Secured Credit Facilities contain a number of negative covenants, including (subject to certain exceptions) limitations on (among other things): indebtedness, liens, investments, acquisitions, dispositions, restricted payments, and prepayments of junior indebtedness.

The Revolving Credit Facility and TLA Facility also include financial covenants, including (i) a maximum first lien gross leverage ratio, (ii) a maximum total net leverage ratio, and (iii) a minimum fixed charge coverage ratio. CONSOL Energy must maintain a maximum first lien gross leverage ratio covenant of no more than 2.25 to 1.00, measured quarterly, stepping down to 2.00 to 1.00 in March 2019 and 1.75 to 1.00 in March 2020. The maximum first lien gross leverage ratio is calculated as the ratio of Consolidated First Lien Debt to Consolidated EBITDA, excluding the Partnership. The maximum first lien gross leverage ratio was 1.33 to 1.00 at June 30, 2018. CONSOL Energy must maintain a maximum total net leverage ratio covenant of no more than

3.25 to 1.00, measured quarterly, stepping down to 3.00 to 1.00 in March 2019 and 2.75 to 1.00 in March 2020. The maximum total net leverage ratio is calculated as the ratio of Consolidated Indebtedness, minus Cash on Hand, to Consolidated EBITDA, excluding the Partnership. The maximum total net leverage ratio was 1.60 to 1.00 at June 30, 2018. Consolidated EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations, non-cash charges related to legacy employee liabilities and gains and losses on debt extinguishment, and includes cash distributions received from the Partnership and subtracts cash payments related to legacy employee liabilities. The facilities also include a minimum fixed charge coverage covenant of no less than 1.00 to 1.00, measured quarterly, stepping up to 1.05 to 1.00 in March 2020 and 1.10 to 1.00 in March 2021. The minimum fixed charge coverage ratio is calculated as the ratio of Consolidated EBITDA to Consolidated Fixed Charges, excluding the Partnership. Consolidated Fixed Charges, as used in the covenant calculation, include cash interest payments, cash payments for income taxes, scheduled debt repayments, dividends paid, and Maintenance Capital Expenditures. The minimum fixed charge coverage ratio was 2.16 to 1.00 at June 30, 2018.

The Senior Secured Credit Facilities contain customary events of default, including with respect to a failure to make payments when due, cross-default and cross-judgment default and certain bankruptcy and insolvency events.

The aggregate gross proceeds of the borrowings under the TLA and TLB Facilities and the Second Lien Notes were $792 million and were used, among other things, to (i) make a cash payment of $425 million to ParentCo on November 28, 2017, (ii) to refinance as an intercompany loan the existing indebtedness of the Partnership under the Old Partnership Revolver, as described below, (iii) to pay related fees and expenses and (iv) otherwise fund the Company’s working capital needs and general corporate purposes following the separation.

At June 30, 2018, the Revolving Credit Facility had no borrowings outstanding and $49 million of letters of credit outstanding, leaving $251 million of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.

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

The agreements comprising the Securitization contain various customary representations and warranties, covenants and default provisions which provide for the termination and acceleration of the commitments and loans under the Securitization in certain circumstances including, but not limited to, failure to make payments when due, breach of representation, warranty or covenant, certain insolvency events or failure to maintain the security interest in the trade receivables, and defaults under other material indebtedness.

At June 30, 2018, eligible accounts receivable totaled approximately $53 million. At June 30, 2018, the facility had no outstanding borrowings and $59 million of letters of credit outstanding, leaving no unused capacity. The Company posted $6 million of cash collateral to secure the difference in the outstanding letters of credit and the eligible accounts receivable. Restricted cash of $6 million is included in Prepaid and Other Assets in the Unaudited Consolidated Balance Sheets. Costs associated with the receivables facility totaled $860 thousand and $1,526 thousand for the three and six months ended June 30, 2018. These costs have been recorded as financing fees which are included in Operating and Other Costs in the Unaudited Consolidated Statements of Income. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.

The Securitization Facility expires on August 30, 2018. The Company expects to renew the Securitization Facility with PNC Bank for a three year term.

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

In December 2017, CONSOL Energy’s Board of Directors approved a program to repurchase, from time to time, the Company's outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025, in an aggregate amount of up to $50 million through the period ending June 30, 2019. Under the terms of the program, CONSOL Energy is permitted to make repurchases in the open market, in privately negotiated transactions, accelerated repurchase programs or in structured share repurchase programs. Any repurchases of common stock or notes are to be funded from available cash on hand or short-term borrowings. The program does not obligate CONSOL Energy to acquire any particular amount of its common stock or notes, and can be modified or suspended at any time at the Company’s discretion. The program is conducted in compliance with applicable legal requirements and within the limits imposed by any credit agreement, receivables purchase agreement or indenture and is subject to market conditions and other factors. During the six months ended June 30, 2018, 91,000 shares were repurchased and retired at an average price of $36.05 per share, and $21 million of the 11.00% Senior Secured Second Lien Notes were repurchased in the open market at an average price equal to 108.83% of the principal amount.

In July 2018, CONSOL Energy Inc.'s Board of Directors approved an expansion of the stock and debt repurchase program. The program allows the Company to repurchase, from time to time, outstanding shares of its common stock or its 11.00% Senior Secured Second Lien Notes due 2025, subject to limitations under the current credit agreement and the TMA. The program also allows the Company to purchase CONSOL Coal Resources LP units in the open market, subject to limitations under the Affiliated Company Credit Agreement with the Partnership of up to $25 million. The aggregate amount of the program's expansion is $50 million, bringing the total amount of the Company's stock and debt repurchase program to $100 million through the period ending June 30, 2019. The program's available capacity as of July 31, 2018 is $74,383.

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

The Affiliated Company Credit Agreement matures on February 27, 2023. The collateral obligations under the Affiliated Company Credit Agreement generally mirror the Old Partnership Revolver, as does the list of entities that will act as guarantors thereunder. The Affiliated Company Credit Agreement is subject to financial covenants relating to a maximum first lien gross leverage ratio and a maximum total net leverage ratio, which will be calculated on a consolidated basis for the Partnership and its restricted subsidiaries at the end of each fiscal quarter. The Partnership was in compliance with each of these financial covenants at June 30, 2018. The Affiliated Company Credit Agreement also contains a number of customary affirmative covenants and negative covenants, including limitations on the ability of the Partnership to incur additional indebtedness, grant liens, and make investments, acquisitions, dispositions, restricted payments, and prepayments of junior indebtedness (subject to certain limited exceptions).

Contractual Obligations

CONSOL Energy is required to make future payments under various contracts. CONSOL Energy also has commitments to fund its pension plans, provide payments for other postretirement benefit plans, and fund capital projects. The following is a summary of the Company's significant contractual obligations at June 30, 2018 (in thousands):

	Payments due by Year
	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase Order Firm Commitments	$1,183	$2,050	$212	$—	$3,445
Long-Term Debt	4,318	59,807	408,911	383,140	856,176
Interest on Long-Term Debt	74,691	147,378	122,969	92,599	437,637
Capital (Finance) Lease Obligations	16,440	34,256	590	—	51,286
Interest on Capital (Finance) Lease Obligations	2,222	1,840	10	—	4,072
Operating Lease Obligations	26,017	44,893	24,892	19,320	115,122
Long-Term Liabilities - Employee Related (a)	63,513	119,943	113,479	539,782	836,717
Other Long-Term Liabilities (b)	173,048	44,589	42,588	154,217	414,442
Total Contractual Obligations (c)	$361,432	$454,756	$713,651	$1,189,058	$2,718,897

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

Debt

At June 30, 2018, CONSOL Energy had total long-term debt and capital lease obligations of $900 million outstanding, including the current portion of long-term debt of $21 million. This long-term debt consisted of:

•
An aggregate principal amount of $398 million in connection with the Term Loan B (TLB) Facility, due in November 2022, less $7 million of unamortized bond discount. Borrowings under the TLB Facility bear interest at a floating rate.

•	An aggregate principal amount of $279 million of 11.00% senior secured second lien notes due in November 2025. Interest on the notes is payable May 15 and November 15 of each year.

•	An aggregate principal amount of $74 million in connection with the Term Loan A (TLA) Facility, due in November 2021. Borrowings under the TLA Facility bear interest at a floating rate.

•
An aggregate principal amount of $103 million of industrial revenue bonds which were issued to finance the Baltimore port facility and bear interest at 5.75% per annum and mature in September 2025. Interest on the industrial revenue bonds is payable March 1 and September 1 of each year. Payment of the principal and interest on the notes is guaranteed by CONSOL Energy.

•	Advance royalty commitments of $2 million with an average interest rate of 9.42% per annum.

•	An aggregate principal amount of $51 million of capital leases with a weighted average interest rate of 5.39% per annum.

At June 30, 2018, CONSOL Energy had no borrowings outstanding and approximately $49 million of letters of credit outstanding under the $300 million senior secured revolving credit facility. At June 30, 2018, CONSOL Energy had no borrowings outstanding and approximately $59 million of letters of credit outstanding under the $100 million securitization facility.

Total Equity and Dividends

Total equity attributable to CONSOL Energy was $461 million at June 30, 2018 and $344 million at December 31, 2017. See the Unaudited Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.
The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy's Board of Directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CONSOL Energy's financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. The Company's senior secured credit facilities limit CONSOL Energy's ability to pay dividends when the Company's total net leverage ratio exceeds 2.00 to 1.00 and subject to an aggregate amount up to a cumulative credit calculation set forth in the facilities. The total net leverage ratio was 1.60 to 1.00 and the cumulative credit was approximately $83 million at June 30, 2018. The cumulative credit starts with $50 million and builds with excess cash flow commencing in 2018. The calculation of the total net leverage ratio excludes the Partnership. The credit facilities do not permit dividend payments in the event of default. The indenture to the senior secured second lien notes limits dividends when the Company's total net leverage ratio exceeds 2.00 to 1.00 and subject to an amount not to exceed an annual rate of 4.0% of the quoted public market value per share of such common stock at the time of the declaration. The indenture does not permit dividend payments in the event of default.
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
On July 25, 2018, the Board of Directors of CCR's general partner declared a cash distribution to the Partnership's unitholders for the quarter ended June 30, 2018 of $0.5125 per common and subordinated unit. The cash distribution will be paid on August 15, 2018 to the unitholders of record at the close of business on August 8, 2018.
Off-Balance Sheet Arrangements

CONSOL Energy does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on CONSOL Energy’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q. CONSOL Energy participates in the United Mine Workers of America (the “UMWA”) Combined Benefit Fund and the UMWA 1992 Benefit Plan which generally accepted accounting principles recognize on a pay-as-you-go basis. These benefit arrangements may result in additional liabilities that are not recognized on the Unaudited Consolidated Balance Sheet at June 30, 2018. The various multi-employer benefit plans are discussed in Note 15—Other Employee Benefit Plans in the Notes to the Audited Consolidated Financial Statements in Item 8 of the December 31, 2017 Form 10-K. CONSOL Energy also uses a combination of surety bonds, corporate guarantees and letters of credit to secure its financial obligations for employee-related, environmental, performance and various other items which are not reflected on the Unaudited Consolidated Balance Sheet at June 30, 2018. Management believes these items will expire without being funded. See Note 12—Commitments and Contingent Liabilities in the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CONSOL Energy.
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
ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy's principal executive officer and principal financial officer, evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CONSOL Energy's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2018 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy's management, including CONSOL Energy's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Refer to the first five paragraphs of Note 12 - Commitments and Contingent Liabilities within Part 1, Item 1 of this Form 10-Q, which is incorporated herein by reference.
ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this quarterly report, you should carefully consider the factors described in “Part 1 - Item 1A. Risk Factors” of CONSOL Energy's 2017 Form 10-K, as updated by any subsequent Form 10-Qs. These described risks are not the only risks the Company faces. Additional risks and uncertainties not currently known to CONSOL Energy or that the Company currently deems to be immaterial also may materially adversely affect CONSOL Energy's business, financial condition and/or operating results.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth repurchases of the Company's common stock during the six months ended June 30, 2018:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (in millions) (2)
January 1, 2018 - January 31, 2018	—	$—	—	$50,000
February 1, 2018 - February 28, 2018	—	$—	—	$50,000
March 1, 2018 -March 31, 2018	44,000	$29.19	44,000	$37,961	(3)
April 1, 2018 - April 30, 2018	—	$—	—	$37,961
May 1, 2018 - May 31, 2018	—	$—	—	$37,961
June 1, 2018 - June 30, 2018	47,000	$42.47	47,000	$24,383	(3)
Total	91,000	$36.05
(1) In December 2017, CONSOL Energy's Board of Directors approved a program to repurchase, from time to time, the Company's outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025, in an aggregate amount of up to $50 million through the period ending June 30, 2019. The repurchases will be effected from time to time on the open market or in privately negotiated transactions or under a Rule 10b5-1 plan.
(2) Management cannot estimate the number of shares that will be repurchased because purchases are made based upon the Company's stock price, the Company's financial outlook and alternative investment options.
(3) In March 2018, CONSOL Energy utilized approximately $10.755 million to repurchase its 11.00% Senior Secured Second Lien Notes due 2025. In June 2018, CONSOL Energy utilized approximately $11.582 million to repurchase its 11.00% Senior Secured Second Lien Notes due 2025.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 2nd day of August, 2018.

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