Form 10-Q
period 2018-09-30
CONSOL Energy Inc.
filed 2018-11-01
CIK 1710366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2018
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
Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
CONSOL Energy Inc. had 27,778,006 shares of common stock, $0.01 par value, outstanding at October 15, 2018.
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

•
“Coal Business” prior to November 28, 2017 refers to all of ParentCo’s interest in the Pennsylvania Mining Operations (PAMC) and certain related coal assets, including ParentCo’s ownership interest in the Partnership, which owns a 25% undivided interest stake in PAMC, as well as ParentCo’s ownership of the CONSOL Marine Terminal and undeveloped coal reserves (Greenfield Reserves) located in the Northern Appalachian, Central Appalachian and Illinois basins and certain related coal assets and liabilities. References in this report to historical assets, liabilities, products, businesses or activities generally refer to the historical assets, liabilities, products, businesses or activities of the Coal Business as it was conducted as part of ParentCo prior to the completion of the separation and distribution;

•	“Coal Business” on or after November 28, 2017 refers to CONSOL Energy Inc.’s interest in the Coal Business;

•
“distribution” refers to the pro rata distribution of the Company’s issued and outstanding shares of common stock to ParentCo stockholders as of the close of business on the record date for the distribution;

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

PART I : FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue and Other Income:	2018	2017	2018	2017
Coal Revenue	$294,797	$279,245	$1,016,503	$899,400
Terminal Revenue	16,115	15,065	47,995	42,806
Freight Revenue	2,443	21,803	37,774	51,847
Miscellaneous Other Income	10,978	19,713	47,234	52,508
(Loss) Gain on Sale of Assets	(85)	(513)	273	13,024
Total Revenue and Other Income	324,248	335,313	1,149,779	1,059,585
Costs and Expenses:
Operating and Other Costs	222,781	229,527	700,778	682,403
Depreciation, Depletion and Amortization	51,242	46,653	155,674	124,914
Freight Expense	2,443	21,803	37,774	51,847
Selling, General and Administrative Costs	18,526	21,180	47,715	58,597
Loss on Debt Extinguishment	—	—	3,149	—
Interest Expense, net	20,862	3,862	63,411	11,828
Total Costs and Expenses	315,854	323,025	1,008,501	929,589
Earnings Before Income Tax	8,394	12,288	141,278	129,996
Income Tax (Benefit) Expense	(690)	3,770	8,527	22,787
Net Income	9,084	8,518	132,751	107,209
Less: Net Income Attributable to Noncontrolling Interest	3,350	790	19,447	10,567
Net Income Attributable to CONSOL Energy Inc. Shareholders	$5,734	$7,728	$113,304	$96,642

Earnings per Share:
Total Basic Earnings per Share	$0.20	$0.28	$4.04	$3.46
Total Dilutive Earnings per Share	$0.20	$0.28	$3.97	$3.46

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income	$9,084	$8,518	$132,751	$107,209

Other Comprehensive Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: ($1,232), ($1,893), ($3,697), ($5,679))	4,177	3,285	12,356	9,855
Other Comprehensive Income	4,177	3,285	12,356	9,855

Comprehensive Income	$13,261	$11,803	$145,107	$117,064

Less: Comprehensive Income Attributable to Noncontrolling Interest	3,346	779	19,444	10,533

Comprehensive Income Attributable to CONSOL Energy Inc. Shareholders	$9,915	$11,024	$125,663	$106,531

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)
	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and Cash Equivalents	$250,452	$153,979
Accounts and Notes Receivable
Trade	78,649	131,545
Other Receivables	29,208	36,552
Inventories	52,470	53,420
Prepaid Expenses and Other Assets	58,123	23,744
Total Current Assets	468,902	399,240
Property, Plant and Equipment:
Property, Plant and Equipment	4,796,141	4,676,353
Less—Accumulated Depreciation, Depletion and Amortization	2,692,450	2,554,056
Total Property, Plant and Equipment—Net	2,103,691	2,122,297
Other Assets:
Deferred Income Taxes	72,120	75,065
Other	101,215	110,497
Total Other Assets	173,335	185,562
TOTAL ASSETS	$2,745,928	$2,707,099

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)
	September 30, 2018	December 31, 2017
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$102,401	$109,100
Current Portion of Long-Term Debt	20,945	22,482
Other Accrued Liabilities	249,758	290,627
Total Current Liabilities	373,104	422,209
Long-Term Debt:
Long-Term Debt	826,777	856,650
Capital Lease Obligations	30,234	8,639
Total Long-Term Debt	857,011	865,289
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	541,373	554,099
Pneumoconiosis Benefits	151,676	149,868
Asset Retirement Obligations	236,191	228,343
Workers’ Compensation	65,346	66,648
Salary Retirement	39,921	52,960
Other	18,845	24,042
Total Deferred Credits and Other Liabilities	1,053,352	1,075,960
TOTAL LIABILITIES	2,283,467	2,363,458

Stockholders' Equity:
Common Stock, $0.01 Par Value; 62,500,000 Shares Authorized, 27,815,470 Issued and Outstanding at September 30, 2018; 27,973,281 Issued and Outstanding at December 31, 2017	278	280
Capital in Excess of Par Value	549,507	552,793
Retained Earnings (Deficit)	148,619	(43,713)
Accumulated Other Comprehensive Loss	(377,470)	(305,100)
Total CONSOL Energy Inc. Stockholders' Equity	320,934	204,260
Noncontrolling Interest	141,527	139,381
TOTAL EQUITY	462,461	343,641
TOTAL LIABILITIES AND EQUITY	$2,745,928	$2,707,099

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Total CONSOL Energy Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
December 31, 2017	$280	$552,793	$(43,713)	$(305,100)	$204,260	$139,381	$343,641
(Unaudited)
Net Income	—	—	113,304	—	113,304	19,447	132,751
Actuarially Determined Long-Term Liability Adjustments (Net of $3,697 Tax)	—	—	—	12,359	12,359	(3)	12,356
Comprehensive Income	—	—	113,304	12,359	125,663	19,444	145,107
Reclassification of Stranded Tax Effect of Change in Tax Law	—	—	84,729	(84,729)	—	—	—
Separation Adjustments	—	(1,595)	—	—	(1,595)	—	(1,595)
Issuance of Common Stock	1	(1)	—	—	—	—	—
Retirement of Common Stock (281,272 shares)	(3)	(5,555)	(5,701)	—	(11,259)	—	(11,259)
Purchase of CCR Units (77,536 units)	—	(392)	—	—	(392)	(993)	(1,385)
Amortization of Stock-Based Compensation Awards	—	6,268	—	—	6,268	1,370	7,638
Units/Shares Withheld for Taxes	—	(2,011)	—	—	(2,011)	(912)	(2,923)
Distributions to Noncontrolling Interest	—	—	—	—	—	(16,763)	(16,763)
September 30, 2018	$278	$549,507	$148,619	$(377,470)	$320,934	$141,527	$462,461

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net Income	$132,751	$107,209
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	155,674	124,914
Gain on Sale of Assets	(273)	(13,024)
Stock/Unit Based Compensation	7,638	15,074
Deferred Income Taxes	2,945	(4,801)
Changes in Operating Assets:
Accounts and Notes Receivable	60,240	5,489
Inventories	950	(1,843)
Prepaid Expenses	(8,230)	(4,258)
Changes in Other Assets	10,005	4,567
Changes in Operating Liabilities:
Accounts Payable	5,197	8,341
Other Operating Liabilities	(18,239)	(23,076)
Changes in Other Liabilities	(25,154)	(48,136)
Other	6,748	1,195
Net Cash Provided by Operating Activities	330,252	171,651
Cash Flows from Investing Activities:
Capital Expenditures	(96,855)	(51,010)
Proceeds from Sales of Assets	1,368	17,921
Net Cash Used in Investing Activities	(95,487)	(33,089)
Cash Flows from Financing Activities:
Payments on Capitalized Leases	(11,019)	(2,920)
Net Payments on Revolver - MLP	—	(13,000)
Payments on Term Loan A	(26,250)	—
Payments on Term Loan B	(3,000)	—
Buyback of Second Lien Notes	(20,524)	—
Purchases of CCR Units	(1,142)	—
Repurchases of Common Stock	(9,724)	—
Spin Distribution to CNX Resources	(18,234)	—
Distributions to Noncontrolling Interest	(16,763)	(16,403)
Other Parent Net Distributions	—	(114,844)
Shares/Units Withheld for Taxes	(2,923)	(1,009)
Debt-Related Financing Fees	(2,851)	—
Net Cash Used in Financing Activities	(112,430)	(148,176)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	122,335	(9,614)
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	153,979	13,311
Cash and Cash Equivalents and Restricted Cash at End of Period	$276,314	$3,697

Non-Cash Investing and Financing Activities:
Capital Lease	$45,979	$—
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

Basis of Presentation

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for future periods.

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

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-14 - Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by GAAP. The amendments modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. These changes will be effective for fiscal years ending after December 15, 2020, including interim periods within those fiscal years. Management is currently evaluating the impact this guidance may have on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-13 - Fair Value Measurement (Topic 820) to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by GAAP. The amendments modify the disclosure requirements on fair value measurements including the consideration of costs and benefits. These changes will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Management is currently evaluating the impact this guidance may have on the Company’s financial statements.

In July 2018, the FASB issued ASU 2018-11 - Leases (Topic 842) to assist stakeholders with implementation questions and issues as organizations prepare to adopt the new leasing standard. Under the amendments in Update 2018-11, entities may elect not to recast the comparative periods presented when transitioning to ASC 842 and lessors may elect not to separate lease and nonlease components when certain conditions are met. These changes will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently evaluating the impact this guidance may have on the Company’s financial statements.

In June 2018, the FASB issued ASU 2018-07 - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting. The amendments in this update seek to simplify accounting for non-employee share-based payments by clarifying and improving the areas of the overall measurement objective, measurement date, and awards with performance conditions. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management does not expect this update to have a material impact on the Company's financial statements.

In February 2018, the FASB issued ASU 2018-02 - Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate under the Tax Cuts and Jobs Act. The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21% corporate income tax rate. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. Early adoption is permitted. CONSOL Energy adopted the new guidance during the first quarter of 2018 and elected to make the reclassification. As a result, retained earnings increased $84,729 with a corresponding decrease to accumulated other comprehensive loss.

In January 2018, the FASB issued ASU 2018-01 - Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. This Update, if elected, would not require an entity to reassess the accounting treatment of existing land easements not currently accounted for as a lease under Topic 840. Once an entity adopts Topic 842, it should apply that Topic prospectively to all new (or modified) land easements to determine whether the arrangement should be accounted for as a lease. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this update is permitted for all entities. Management is expecting to adopt this practical expedient and is currently evaluating the impact this guidance may have on the Company’s financial statements.

In November 2016, the FASB issued ASU 2016-18 - Statement of Cash Flows (Topic 230) - Restricted Cash. During the three months ended March 31, 2018, the Company adopted this guidance, which addressed the presentation of several items in the statement of cash flows. Specifically, the guidance identifies nine cash flow items and the sections where they must be presented within the statement of cash flows. Other than the classification of restricted cash, the adoption of this guidance had no impact on the Company's financial statements. This guidance requires that restricted cash be aggregated with cash and cash equivalents in both the beginning-of-period and end-of-period line items at the bottom of the statement of cash flows. Previously, the change in restricted cash between the beginning-of-period and end-of-period was reflected as either an investing, financing, operating, or non-cash activity based on the underlying nature of the transaction. Accordingly, for the accompanying Unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2018, the cash and cash equivalents and restricted cash at end of period line item includes $25,862 of restricted cash. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the accompanying Unaudited Consolidated Balance Sheet that sums to the cash and cash equivalents and restricted cash at the end of the period presented on the accompanying Unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2018:

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$250,452	$153,979
Restricted cash*	25,862	—
	$276,314	$153,979

*These amounts are reported in Prepaid Expenses and Other Assets on the accompanying Unaudited Consolidated Balance Sheets.

In June 2016, the FASB issued ASU 2016-13 - Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected credit losses will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The amendments in this Update will be applied using a modified-retrospective approach and, for public entities, are effective for fiscal years beginning after December 15, 2019 and interim periods within those annual periods. Early adoption is permitted for fiscal years beginning after December 15, 2018 and interim periods within those annual periods. Management does not expect this update to have a material impact on the Company's financial statements.

In 2016, the FASB issued a new lease accounting standard which requires lessees to put most leases on their balance sheets but recognize the expenses in their income statements in a manner similar to current practice. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Expenses related to leases determined to be operating leases will be recognized on a straight-line basis, while those determined to be financing leases will be recognized following a front-loaded expense profile in which interest and amortization are presented separately in the income statement. The ultimate impact of the standard will depend on the Company's lease portfolio as of the adoption date. CONSOL Energy will adopt ASC 842 using a modified retrospective transition method. The Company continues to assess its current population of contracts classified as leases, which will be updated as the lease population changes, continues to evaluate new business processes related to internal controls for leases and is assessing and documenting the accounting impacts related to the new standard. In addition to monitoring FASB activity regarding ASU 2016-02, the Company continues to monitor various non-authoritative groups with respect to implementation issues that could affect its assessment. These changes will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently evaluating the impact this guidance may have on the Company’s financial statements.

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

Earnings per Share
Basic earnings per share are computed by dividing net income attributable to CONSOL Energy Inc. shareholders by the weighted average shares outstanding during the reporting period. Dilutive earnings per share are computed similarly to basic earnings per share, except that the weighted average shares outstanding are increased to include additional shares from restricted stock units and performance share units, if dilutive. The number of additional shares is calculated by assuming that outstanding restricted stock units and performance share units were released, and that the proceeds from such activities were used to acquire shares of common stock at the average market price during the reporting period. The third quarter of 2018 represents CONSOL Energy's third full quarter as a publicly-traded company.
The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Anti-Dilutive Restricted Stock Units	620	—	620	—

The computations for basic and dilutive earnings per share are as follows:

	For the Three Months Ended		For the Nine Months Ended
Amounts in thousands, except per share data	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net Income	$9,084	$8,518	$132,751	$107,209
Less: Net Income Attributable to Noncontrolling Interest	3,350	790	19,447	10,567
Net Income Attributable to CONSOL Energy Inc. Shareholders	$5,734	$7,728	$113,304	$96,642

Denominator:
Weighted-average shares of common stock outstanding	27,982,538	27,967,509	28,011,488	27,967,509
Effect of dilutive shares	593,322	—	516,527	—
Weighted-average diluted shares of common stock outstanding	28,575,860	27,967,509	28,528,015	27,967,509

Earnings per Share:
Basic	$0.20	$0.28	$4.04	$3.46
Dilutive	$0.20	$0.28	$3.97	$3.46
In 2017, the earnings per share included on the accompanying Unaudited Consolidated Statements of Income was calculated based on the 27,967,509 shares of CONSOL Energy common stock distributed in conjunction with the completion of the separation and distribution, and is considered pro forma in nature. Prior to November 28, 2017, CONSOL Energy did not have any issued or outstanding common stock. As of September 30, 2018, CONSOL Energy had 500,000 shares of preferred stock, none of which were issued or outstanding.

NOTE 2—REVENUE:

The following table disaggregates CONSOL Energy's revenue by major source for the three and nine months ended September 30, 2018:

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Coal Revenue	$294,797	$1,016,503
Terminal Revenue	16,115	47,995
Freight Revenue	2,443	37,774
Total Revenue from Contracts with Customers	$313,355	$1,102,272

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

Coal Revenue

Revenues are recognized when title passes to the customers and the price is fixed and determinable. Generally, title passes when coal is loaded at the central preparation facility and, on occasion, at terminal locations or other customer destinations. The Company's coal contract revenue per ton is fixed and determinable and adjusted for nominal quality adjustments. Some coal contracts also contain positive electric power price-related adjustments in addition to a fixed base price per ton. None of the Company’s coal contracts allow for retroactive adjustments to pricing after title to the coal has passed.

Some of the Company's contracts span multiple years and have annual pricing modifications, based upon market-driven or inflationary adjustments, where no additional value is exchanged. Also, some of the Company's contracts contain favorable electric power price related adjustments, which represent market-driven price adjustments, wherein there is no additional value being exchanged. Management believes that the invoice price is the most appropriate rate at which to recognize revenue.

While CONSOL Energy does, from time to time, experience costs of obtaining coal customer contracts with amortization periods greater than one year, those costs are immaterial to the Company's net income. At September 30, 2018, the Company does not have any capitalized costs to obtain customer contracts on its Unaudited Consolidated Balance Sheet. As of and for the three and nine months ended September 30, 2018, the Company has not recognized any amortization of previously existing capitalized costs of obtaining customer contracts. Further, the Company has not recognized any revenue in the current period that is not a result of current period performance.

Terminal Revenue

Terminal revenues are attributable to the Company's CONSOL Marine Terminal and include revenues earned from providing receipt and unloading of coal from rail cars, transporting coal from the receipt point to temporary storage or stockpile facilities located at the Terminal, stockpiling, blending, weighing, sampling, redelivery, and loading of coal onto vessels. Revenues for these services are generally earned on a throughput basis, and performance obligations are considered fulfilled as the services are performed.

CONSOL Marine Terminal does not normally experience material costs of obtaining customer contracts with amortization periods greater than one year. At September 30, 2018, the Company does not have any capitalized costs to obtain customer contracts on its Unaudited Consolidated Balance Sheet. As of and for the three and nine months ended September 30, 2018, the Company has not recognized any amortization of previously existing capitalized costs of obtaining Terminal customer contracts. Further, the Company has not recognized any revenue in the current period that is not a result of current period performance.

Freight Revenue

Some of CONSOL Energy's coal contracts require that the Company sell its coal at locations other than its central preparation plant. The cost to transport the Company's coal to the ultimate sales point is passed through to the Company's customers and CONSOL Energy recognizes the freight revenue equal to the transportation costs when title of the coal passes to the customer.

NOTE 3—MISCELLANEOUS OTHER INCOME:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Royalty Income - Non-Operated Coal	$5,160	$3,520	$19,108	$15,713
Purchased Coal Sales	2,901	3,569	15,389	9,667
Property Easements and Option Income	1,069	1,402	5,479	2,396
Rental Income	896	1,589	3,066	12,722
Interest Income	523	448	1,591	1,495
Contract Buyout	—	8,410	—	8,410
Other	429	775	2,601	2,105
Miscellaneous Other Income	$10,978	$19,713	$47,234	$52,508

NOTE 4—COMPONENTS OF PENSION AND OTHER POST-EMPLOYMENT BENEFIT (OPEB) PLANS NET PERIODIC BENEFIT COSTS:

Components of Net Periodic Benefit (Credit) Cost are as follows:

	Pension Benefits				Other Post-Employment Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Service Cost	$288	$759	$863	$2,277	$—	$—	$—	$—
Interest Cost	5,876	6,121	17,628	18,363	4,677	5,986	14,030	17,958
Expected Return on Plan Assets	(10,092)	(10,596)	(30,277)	(31,787)	—	—	—	—
Amortization of Prior Service Credits	(126)	(60)	(377)	(180)	(601)	(601)	(1,804)	(1,804)
Amortization of Actuarial Loss	2,179	1,955	6,537	5,865	4,051	5,778	12,154	17,334
Net Periodic Benefit (Credit) Cost	$(1,875)	$(1,821)	$(5,626)	$(5,462)	$8,127	$11,163	$24,380	$33,488

Expenses related to pension and other post-employment benefits are reflected in Operating and Other Costs in the Consolidated Statements of Income.
NOTE 5—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:

Components of Net Periodic Benefit Cost are as follows:

	CWP				Workers' Compensation
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Service Cost	$1,662	$1,280	$4,987	$3,842	$1,558	$1,569	$4,673	$4,706
Interest Cost	1,311	1,013	3,934	3,038	571	580	1,712	1,740
Amortization of Actuarial Gain	(213)	(1,908)	(640)	(5,724)	(20)	(150)	(59)	(449)
State Administrative Fees and Insurance Bond Premiums	—	—	—	—	675	609	1,986	1,969
Net Periodic Benefit Cost	$2,760	$385	$8,281	$1,156	$2,784	$2,608	$8,312	$7,966

NOTE 6—INCOME TAXES:

The effective tax rate for the three and nine months ended September 30, 2018 was (8.2)% and 6.0%, respectively. The effective tax rate for the three and nine months ended September 30, 2018 differs from the U.S. federal statutory rate of 21%, primarily due to the income tax benefit for excess percentage depletion. The effective tax rate for the three and nine months ended September 30, 2017 was 30.7% and 17.5%, respectively. The effective tax rate for the three and nine months ended September 30, 2017 differs from the U.S. federal statutory rate of 35%, primarily due to the income tax benefit for excess percentage depletion.

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

The Company recorded a deferred tax expense of approximately $58,558 in its financial statements for the period ended December 31, 2017. This impact is related to the reduction of the net deferred tax asset as a result of the federal corporate income tax rate being reduced from 35% to 21% for all periods after December 31, 2017. The Company recognized a tax benefit of $297 related to the Tax Bill in its financial statements for the three and nine months ended September 30, 2018. This benefit is related to finalizing the impact of certain provisions of the Tax Bill during this time period. The Tax Cuts and Jobs Act is a comprehensive tax reform bill containing a number of provisions that either currently or in the future could impact the Company. Examples include the ability to fully expense certain depreciable property and the limitation on the deductibility of business interest expense. As a result, the Company continues to monitor and evaluate all applicable provisions of the Tax Bill during the measurement period.

The Company utilizes the “more likely than not” standard in recognizing a tax benefit in its financial statements. For the nine months ended September 30, 2018 and the year ended December 31, 2017, the Company did not have any unrecognized tax benefits. If accrual for interest or penalties is required, it is the Company's policy to include these as a component of income tax expense.

The Company is subject to taxation in the United States, as well as various states, and Canada, as well as various provinces. Under the provisions of the Tax Matters Agreement signed on November 28, 2017 by and between CONSOL Energy Inc. (Parent) and CONSOL Mining Corporation (Company), certain subsidiaries of the Company are subject to examination for tax years for the period January 1, 2015 through the nine months ended September 30, 2018 for certain state and foreign returns. Further, the Company is subject to examination for the period November 29, 2017 through the nine months ended September 30, 2018 for federal and certain state returns.
NOTE 7—INVENTORIES:
Inventory components consist of the following:

	September 30, 2018	December 31, 2017
Coal	$9,572	$11,411
Supplies	42,898	42,009
Total Inventories	$52,470	$53,420

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
NOTE 8—ACCOUNTS RECEIVABLE SECURITIZATION:

CONSOL Energy and certain of its U.S. subsidiaries are parties to a trade accounts receivable securitization facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable. In August 2018, the securitization facility was amended to, among other things, extend the term of the securitization facility for three years ending August 30, 2021.

Pursuant to the securitization facility, CONSOL Thermal Holdings LLC sells current and future trade receivables to CONSOL Pennsylvania Coal Company LLC. CONSOL Marine Terminals LLC and CONSOL Pennsylvania Coal Company LLC sells and/or contributes current and future trade receivables (including receivables sold to CONSOL Pennsylvania Coal Company LLC by CONSOL Thermal Holdings LLC) to CONSOL Funding LLC (the “SPV”). The SPV, in turn, pledges its interests in the receivables to PNC Bank, which either makes loans or issues letters of credit on behalf of the SPV. The maximum amount of advances and letters of credit outstanding under the securitization facility may not exceed $100 million.

Loans under the securitization facility accrue interest at a reserve-adjusted LIBOR market index rate equal to the one-month Eurodollar rate. Loans and letters of credit under the securitization facility also accrue a program fee and a letter of credit participation fee, respectively, ranging from 2.00% to 2.50% per annum depending on the total net leverage ratio of CONSOL Energy. In addition, the SPV paid certain structuring fees to PNC Capital Markets LLC and will pay other customary fees to the lenders, including a fee on unused commitments equal to 0.60% per annum.

At September 30, 2018, the Company's eligible accounts receivable yielded $41,188 of borrowing capacity. At September 30, 2018, the facility had no outstanding borrowings and $52,536 of letters of credit outstanding, leaving no unused capacity. CONSOL Energy posted $11,348 of cash collateral to secure the difference in the outstanding letters of credit and the eligible accounts receivable. Restricted cash of $11,348 is included in Prepaid Expenses and Other Assets in the Unaudited Consolidated Balance Sheets. At December 31, 2017, the Company's eligible accounts receivable yielded $60,582 of borrowing capacity. At December 31, 2017, the facility had no outstanding borrowings and $60,582 of letters of credit outstanding, leaving no unused capacity. Costs associated with the receivables facility totaled $658 thousand and $2,184 thousand for the three and nine months ended September 30, 2018. These costs have been recorded as financing fees which are included in Operating and Other Costs in the Unaudited Consolidated Statements of Income. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.
NOTE 9—PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

	September 30, 2018	December 31, 2017
Plant and Equipment	$2,860,449	$2,757,062
Coal Properties and Surface Lands	857,814	857,031
Airshafts	406,726	392,266
Mine Development	344,147	344,139
Advance Mining Royalties	327,005	325,855
Total Property, Plant and Equipment	4,796,141	4,676,353
Less: Accumulated Depreciation, Depletion and Amortization	2,692,450	2,554,056
Total Property, Plant and Equipment, Net	$2,103,691	$2,122,297

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

As of September 30, 2018 and December 31, 2017, property, plant and equipment includes gross assets under capital lease of $49,619 and $3,559, respectively. Accumulated amortization for capital leases was $12,058 and $2,839 at September 30, 2018 and December 31, 2017, respectively. Amortization expense for assets under capital leases approximated $3,927 and $104 for the three months ended and $9,236 and $315 for the nine months ended September 30, 2018 and 2017, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying Unaudited Consolidated Statements of Income.

NOTE 10—OTHER ACCRUED LIABILITIES:

	September 30, 2018	December 31, 2017
Subsidence Liability	$90,311	$88,027
Accrued Payroll and Benefits	16,045	14,689
Accrued Interest	13,305	10,039
Litigation	9,270	8,197
Accrued Other Taxes	5,164	7,510
Short-Term Incentive Compensation	4,862	4,729
Deferred Revenue	155	6,807
Longwall Equipment Buyout	—	22,631
Equipment Lease Rental	—	9,865
Other	18,424	23,900
Current Portion of Long-Term Liabilities:
Postretirement Benefits Other than Pensions	37,238	37,464
Asset Retirement Obligations	31,823	30,480
Workers' Compensation	12,369	13,317
Pneumoconiosis Benefits	10,792	12,972
Total Other Accrued Liabilities	$249,758	$290,627
NOTE 11—LONG-TERM DEBT:

	September 30, 2018	December 31, 2017
Debt:
Term Loan B due in November 2022 (Principal of $397,000 and $400,000 less Unamortized Discount of $6,653 and $7,853, respectively, 8.25% Weighted Average Interest Rate)	$390,347	$392,147
11.00% Senior Secured Second Lien Notes due 2025	279,476	300,000
MEDCO Revenue Bonds in Series due September 2025 at 5.75%	102,865	102,865
Term Loan A due in November 2021 (6.50% Weighted Average Interest Rate)	73,750	100,000
Advance Royalty Commitments (9.42% Weighted Average Interest Rate)	2,085	2,085
Less: Unamortized Debt Issuance Costs	17,428	21,129
	831,095	875,968
Less: Amounts Due in One Year*	4,318	19,318
Long-Term Debt	$826,777	$856,650

* Excludes current portion of Capital Lease Obligations of $16,627 and $3,164 at September 30, 2018 and December 31, 2017, respectively.

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

The Revolving Credit Facility and TLA Facility also include financial covenants, including (i) a maximum first lien gross leverage ratio, (ii) a maximum total net leverage ratio, and (iii) a minimum fixed charge coverage ratio. CONSOL Energy must maintain a maximum first lien gross leverage ratio covenant of no more than 2.25 to 1.00, measured quarterly, stepping down to 2.00 to 1.00 in March 2019 and 1.75 to 1.00 in March 2020. The maximum first lien gross leverage ratio is calculated as the ratio of Consolidated First Lien Debt to Consolidated EBITDA, excluding the Partnership. The maximum first lien gross leverage ratio was 1.29 to 1.00 at September 30, 2018. CONSOL Energy must maintain a maximum total net leverage ratio covenant of no more than 3.25 to 1.00, measured quarterly, stepping down to 3.00 to 1.00 in March 2019 and 2.75 to 1.00 in March 2020. The maximum total net leverage ratio is calculated as the ratio of Consolidated Indebtedness, minus Cash on Hand, to Consolidated EBITDA, excluding the Partnership. The maximum total net leverage ratio was 1.63 to 1.00 at September 30, 2018. Consolidated EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations, non-cash charges related to legacy employee liabilities and gains and losses on debt extinguishment, and includes cash distributions received from the Partnership and subtracts cash payments related to legacy employee liabilities. The facilities also include a minimum fixed charge coverage covenant of no less than 1.00 to 1.00, measured quarterly, stepping up to 1.05 to 1.00 in March 2020 and 1.10 to 1.00 in March 2021. The minimum fixed charge coverage ratio is calculated as the ratio of Consolidated EBITDA to Consolidated Fixed Charges, excluding the Partnership. Consolidated Fixed Charges, as used in the covenant calculation, include cash interest payments, cash payments for income taxes, scheduled debt repayments, dividends paid, and Maintenance Capital Expenditures. The minimum fixed charge coverage ratio was 2.17 to 1.00 at September 30, 2018.

The TLB Facility also includes a financial covenant that requires the Company to repay a certain amount of its borrowings under the TLB Facility within ten days after the date it files its Form 10-K with the Securities and Exchange Commission if the Company has excess cash flow (as defined in the credit agreement for the Senior Secured Credit Facilities) during the year covered by the applicable Form 10-K. As the amount of excess cash flow is a covenant feature only applicable as of the Company's year-end and calculated as of December 31, 2018, no amounts related to the prepayment of the TLB Facility have been classified as Current Portion of Long-Term Debt in the Unaudited Consolidated Balance Sheet as of September 30, 2018.

At September 30, 2018, the Revolving Credit Facility had no borrowings outstanding and $54,065 of letters of credit outstanding, leaving $245,935 of unused capacity. At December 31, 2017, the Revolving Credit Facility had no borrowings outstanding and $27,426 of letters of credit outstanding, leaving $272,574 of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.

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

During the nine months ended September 30, 2018, CONSOL Energy made total payments of $26 million on its outstanding TLA Facility, including accelerated payments of $15 million. The Company also repurchased $21 million of its outstanding 11.00% Senior Secured Second Lien Notes due in 2025 during the nine months ended September 30, 2018. As part of these transactions, $3,149 was included in Loss on Debt Extinguishment on the Unaudited Consolidated Statements of Income for the nine months ended September 30, 2018.
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

The Company (as the owner of the Coal Business following the separation and distribution) is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes and other claims and actions arising out of the normal course of business. The Company accrues the estimated loss for these lawsuits and claims when the loss is probable and reasonably estimable. The Company’s estimated accruals as of September 30, 2018 related to these pending claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of the Company as of September 30, 2018. It is possible that the aggregate loss in the future with respect to these lawsuits and claims could ultimately be material to the Company’s financial position, results of operations or cash flows; however, such amounts cannot be reasonably estimated. The amount claimed against the Company as of September 30, 2018 is disclosed below when an amount is expressly stated in the lawsuit or claim, which is not often the case.

Fitzwater Litigation: Three nonunion retired coal miners have sued Fola Coal Company LLC, Consolidation Coal Company (“CCC”) and CONSOL of Kentucky Inc. (“COK”) (as well as ParentCo) in West Virginia Federal Court alleging ERISA violations in the termination of retiree health care benefits. The Plaintiffs contend they relied to their detriment on oral statements and promises of “lifetime health benefits” allegedly made by various members of management during Plaintiffs’ employment and that they were allegedly denied access to Summary Plan Documents that clearly reserved the right to modify or terminate the Retiree Health and Welfare Plan subject to Plaintiffs’ claims. Pursuant to Plaintiffs’ amended complaint filed on April 24, 2017, Plaintiffs request that retiree health benefits be reinstated and seek to represent a class of all nonunion retirees who were associated with AMVEST and COK areas of operation. The Company believes it has a meritorious defense and intends to vigorously defend this suit.

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

As part of the separation and distribution, the Company assumed various financial obligations relating to the Coal Business or agreed to reimburse ParentCo for certain financial guarantees relating to the Coal Business that ParentCo retained following the separation and distribution. Employee-related financial guarantees have primarily been provided to support the United Mine Workers’ of America’s 1992 Benefit Plan and federal black lung and various state workers’ compensation self-insurance programs. Environmental financial guarantees have primarily been provided to support various performance bonds related to reclamation and other environmental issues. Coal and other financial guarantees have primarily been provided to support various sales contracts. Other guarantees have been extended to support insurance policies, legal matters, full and timely payments of mining equipment leases, and various other items necessary in the normal course of business.

The following is a summary, as of September 30, 2018, of the financial guarantees, unconditional purchase obligations and letters of credit to certain third parties. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments, or under the separation and distribution agreement to the extent retained by ParentCo on behalf of the Coal Business. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credit are recorded as liabilities in the financial statements. The Company’s management believes that these guarantees will expire without being funded, and therefore, the commitments will not have a material adverse effect on the Company’s financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$73,383	$46,944	$26,439	$—	$—
Environmental	398	398	—	—	—
Other	32,820	25,704	7,116	—	—
Total Letters of Credit	106,601	73,046	33,555	—	—
Surety Bonds:
Employee-Related	104,033	103,083	950	—	—
Environmental	490,545	484,495	6,050	—	—
Other	4,802	4,605	197	—	—
Total Surety Bonds	599,380	592,183	7,197	—	—
Guarantees:
Other	26,562	8,634	13,860	3,438	630
Total Guarantees	26,562	8,634	13,860	3,438	630
Total Commitments	$732,543	$673,863	$54,612	$3,438	$630

Included in the above table are commitments and guarantees entered into in conjunction with the sale of Consolidation Coal Company and certain of its subsidiaries, which contain all five of its longwall coal mines in West Virginia and its river operations, to a subsidiary of Murray Energy Corporation. As part of the separation and distribution, ParentCo agreed to indemnify the Company and the Company agreed to indemnify ParentCo in each case with respect to guarantees of certain equipment lease obligations that were assumed by Murray Energy. In the event that Murray Energy would default on the obligations defined in the agreements, the Company would be required to perform under the guarantees. If the Company would be required to perform, the stock purchase agreement provides various recourse actions. As of September 30, 2018, the Company has not been required to perform under these guarantees. The equipment lease obligations are collateralized by the underlying assets. The current maximum estimated exposure under the Murray Energy guarantees as of September 30, 2018 and December 31, 2017 is believed to be approximately $30,000 and $35,000, respectively. At September 30, 2018 and December 31, 2017, the fair value of these guarantees was $818 and $1,040, respectively, and is included in Other Accrued Liabilities on the Unaudited Consolidated Balance Sheets. The fair value of certain of the guarantees was determined using the Company’s risk-adjusted interest rate. Significant increases or decreases in the risk-adjusted interest rates may result in a significantly higher or lower fair value measurement. No other amounts related to financial guarantees and letters of credit are recorded as liabilities in the financial statements. Significant judgment is required in determining the fair value of these guarantees. The guarantees of the leases are classified within Level 3 of the fair value hierarchy.

The Company regularly evaluates the likelihood of default for all guarantees based on an expected loss analysis and records the fair value, if any, of its guarantees as an obligation in the consolidated financial statements.
NOTE 13—FAIR VALUE OF FINANCIAL INSTRUMENTS:

CONSOL Energy determines the fair value of assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair values are based on assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and the risks inherent in valuation techniques and the inputs to valuations. The fair value hierarchy is based on whether the inputs to valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources (including LIBOR-based discount rates), while unobservable inputs reflect the Company’s own assumptions of what market participants would use.

The fair value hierarchy includes three levels of inputs that may be used to measure fair value as described below.

Level One - Quoted prices for identical instruments in active markets.

Level Two - The fair value of the assets and liabilities included in Level 2 are based on standard industry income approach models that use significant observable inputs, including LIBOR-based discount rates.

Level Three - Unobservable inputs significant to the fair value measurement supported by little or no market activity. The significant unobservable inputs used in the fair value measurement of the Company’s third party guarantees are the credit risk of the third party and the third party surety bond markets. A significant increase or decrease in these values, in isolation, would have a directionally similar effect resulting in higher or lower fair value measurement of the Company’s Level 3 guarantees.

In those cases when the inputs used to measure fair value meet the definition of more than one level of the fair value hierarchy, the lowest level input that is significant to the fair value measurement in its totality determines the applicable level in the fair value hierarchy.

The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2018			Fair Value Measurements at December 31, 2017
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Murray Energy Guarantees	$—	$—	$(818)	$—	$—	$(1,040)

The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:

Long-term debt: The fair value of long-term debt is measured using unadjusted quoted market prices or estimated using discounted cash flow analyses. The discounted cash flow analyses are based on current market rates for instruments with similar cash flows.

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt	$848,523	$905,597	$897,097	$931,768
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

Industry segment results for the three months ended September 30, 2018 are:

	PAMC	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$294,797	$—	$—	$294,797	(A)
Terminal Revenue	—	16,115	—	16,115
Freight Revenue	2,443	—	—	2,443
Total Revenue and Freight	$297,240	$16,115	$—	$313,355
Earnings (Loss) Before Income Tax	$37,962	$(29,568)	$—	$8,394
Segment Assets	$1,891,606	$854,322	$—	$2,745,928
Depreciation, Depletion and Amortization	$44,236	$7,006	$—	$51,242
Capital Expenditures	$32,309	$8,347	$—	$40,656

Industry segment results for the three months ended September 30, 2017 are:

	PAMC	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$279,245	$—	$—	$279,245	(A)
Terminal Revenue	—	15,065	—	15,065
Freight Revenue	21,803	—	—	21,803
Total Revenue and Freight	$301,048	$15,065	$—	$316,113
Earnings (Loss) Before Income Tax	$21,011	$(8,723)	$—	$12,288
Segment Assets	$1,912,656	$675,873	$—	$2,588,529
Depreciation, Depletion and Amortization	$41,638	$5,015	$—	$46,653
Capital Expenditures	$27,157	$624	$—	$27,781

Industry segment results for the nine months ended September 30, 2018 are:

	PAMC	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$1,016,503	$—	$—	$1,016,503	(A)
Terminal Revenue	—	47,995	—	47,995
Freight Revenue	37,774	—	—	37,774
Total Revenue and Freight	$1,054,277	$47,995	$—	$1,102,272
Earnings (Loss) Before Income Tax	$220,862	$(79,584)	$—	$141,278
Segment Assets	$1,891,606	$854,322	$—	$2,745,928
Depreciation, Depletion and Amortization	$135,074	$20,600	$—	$155,674
Capital Expenditures	$81,025	$15,830	$—	$96,855

Industry segment results for the nine months ended September 30, 2017 are:

	PAMC	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$899,400	$—	$—	$899,400	(A)
Terminal Revenue	—	42,806	—	42,806
Freight Revenue	51,847	—	—	51,847
Total Revenue and Freight	$951,247	$42,806	$—	$994,053
Earnings (Loss) Before Income Tax	$131,670	$(1,674)	$—	$129,996
Segment Assets	$1,912,656	$675,873	$—	$2,588,529
Depreciation, Depletion and Amortization	$125,341	$(427)	$—	$124,914
Capital Expenditures	$49,045	$1,965	$—	$51,010

(A)	For the three and nine months ended September 30, 2018 and 2017, the PAMC segment had revenues from the following customers, each comprising over 10% of the Company’s total sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Customer A	$46,727	*	$209,968	*
Customer B	84,110	*	181,236	114,451
Customer C	59,364	70,159	169,052	177,948
* Revenues from these customers during the periods presented were less than 10% of the Company’s total sales.

Reconciliation of Segment Information to Consolidated Amounts:

Total Assets:

	September 30,
	2018	2017
Segment assets for total reportable business segments	$1,891,606	$1,912,656
Segment assets for all other business segments	506,825	400,362
Items excluded from segment assets:
Cash and other investments	275,377	86,131
Deferred tax assets	72,120	189,380
Total Consolidated Assets	$2,745,928	$2,588,529

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

Income Statement for the Three Months Ended September 30, 2018 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues and Other Income:
Coal Revenue	$—	$221,097	$73,700	$—	$—	$294,797
Terminal Revenue	—	16,115	—	—	—	16,115
Freight Revenue	—	1,832	611	—	—	2,443
Miscellaneous Other Income	25,485	5,292	1,003	—	(20,802)	10,978
Gain on Sale of Assets	—	(85)	—	—	—	(85)
Total Revenue and Other Income	25,485	244,251	75,314	—	(20,802)	324,248
Costs and Expenses:
Operating and Other Costs	—	172,569	49,540	672	—	222,781
Depreciation, Depletion and Amortization	—	40,183	11,059	—	—	51,242
Freight Expense	—	1,832	611	—	—	2,443
Selling, General and Administrative Costs	—	14,627	3,899	—	—	18,526
Interest Expense	20,441	421	1,560	—	(1,560)	20,862
Total Costs And Expenses	20,441	229,632	66,669	672	(1,560)	315,854
Earnings (Loss) Before Income Tax	5,044	14,619	8,645	(672)	(19,242)	8,394
Income Tax Expense	(690)	—		—	—	(690)
Net Income (Loss)	5,734	14,619	8,645	(672)	(19,242)	9,084
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	3,350	3,350
Net Income (Loss) Attributable to CONSOL Energy Shareholders	$5,734	$14,619	$8,645	$(672)	$(22,592)	$5,734

Balance Sheet at September 30, 2018 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$249,287	$245	$920	$—	$—	$250,452
Accounts and Notes Receivable:
Trade	—	—	—	78,649	—	78,649
Other Receivables	16,917	11,964	327	—	—	29,208
Inventories	—	40,445	12,025	—	—	52,470
Prepaid Expenses	7,840	18,285	6,136	25,862	—	58,123
Total Current Assets	274,044	70,939	19,408	104,511	—	468,902
Property, Plant and Equipment:
Property, Plant and Equipment	—	3,860,242	935,899	—	—	4,796,141
Less-Accumulated Depreciation, Depletion and Amortization	—	2,176,357	516,093	—	—	2,692,450
Total Property, Plant and Equipment-Net	—	1,683,885	419,806	—	—	2,103,691
Other Assets:
Deferred Income Taxes	72,120	—	—	—	—	72,120
Affiliated Credit Facility	147,277	—	—	—	(147,277)	—
Investment in Affiliates	640,187	—	—	—	(640,187)	—
Other	39,011	47,261	14,943	—	—	101,215
Total Other Assets	898,595	47,261	14,943	—	(787,464)	173,335
Total Assets	$1,172,639	$1,802,085	$454,157	$104,511	$(787,464)	$2,745,928
Liabilities and Equity:
Current Liabilities:
Accounts Payable	$8,709	$71,169	$20,656	$—	$1,867	$102,401
Accounts Payable (Recoverable)-Related Parties	(2,291)	36,220	1,573	87,513	(123,015)	—
Current Portion of Long-Term Debt	6,796	10,696	3,453	—	—	20,945
Other Accrued Liabilities	101,272	114,392	35,961	—	(1,867)	249,758
Total Current Liabilities	114,486	232,477	61,643	87,513	(123,015)	373,104
Long-Term Debt:	697,298	153,708	153,282	—	(147,277)	857,011
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	541,373	—	—	—	541,373
Pneumoconiosis Benefits	—	146,729	4,947	—	—	151,676
Asset Retirement Obligations	—	226,586	9,605	—	—	236,191
Workers’ Compensation	—	61,816	3,530	—	—	65,346
Salary Retirement	39,921	—	—	—	—	39,921
Other	—	18,240	605	—	—	18,845
Total Deferred Credits and Other Liabilities	39,921	994,744	18,687	—	—	1,053,352
Total CONSOL Energy Inc. Stockholders’ Equity	320,934	421,156	220,545	16,998	(658,699)	320,934
Noncontrolling Interest	—	—	—	—	141,527	141,527
Total Liabilities and Equity	$1,172,639	$1,802,085	$454,157	$104,511	$(787,464)	$2,745,928

Income Statement for the Three Months Ended September 30, 2017 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues and Other Income:
Coal Revenue	$—	$209,434	$69,811	$—	$—	$279,245
Terminal Revenue	—	15,065	—	—	—	15,065
Freight Revenue	—	16,352	5,451	—	—	21,803
Miscellaneous Other Income	11,682	11,903	2,996	—	(6,868)	19,713
(Loss) Gain on Sale of Assets	—	(519)	6	—	—	(513)
Total Revenue and Other Income	11,682	252,235	78,264	—	(6,868)	335,313
Costs and Expenses:
Operating and Other Costs	—	177,354	52,160	(74,324)	74,337	229,527
Depreciation, Depletion and Amortization	—	36,301	10,352	—	—	46,653
Freight Expense	—	16,352	5,451	—	—	21,803
Selling, General and Administrative Costs	—	16,897	4,283	—	—	21,180
Interest Expense	184	1,274	2,404	—	—	3,862
Total Costs And Expenses	184	248,178	74,650	(74,324)	74,337	323,025
Earnings Before Income Tax	11,498	4,057	3,614	74,324	(81,205)	12,288
Income Tax Expense	3,770	—	—	—	—	3,770
Net Income (Loss)	7,728	4,057	3,614	74,324	(81,205)	8,518
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	790	790
Net Income (Loss) Attributable to CONSOL Energy Shareholders	$7,728	$4,057	$3,614	$74,324	$(81,995)	$7,728

Balance Sheet at December 31, 2017:

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$152,235	$105	$1,533	$106	$—	$153,979
Accounts and Notes Receivable:
Trade	—	—	—	131,545	—	131,545
Other Receivables	17,702	16,880	1,970	—	—	36,552
Inventories	—	41,117	12,303	—	—	53,420
Prepaid Expenses	5,745	13,568	4,428	3	—	23,744
Total Current Assets	175,682	71,670	20,234	131,654	—	399,240
Property, Plant and Equipment:
Property, Plant and Equipment	—	3,765,885	910,468	—	—	4,676,353
Less-Accumulated Depreciation, Depletion and Amortization	—	2,070,646	483,410	—	—	2,554,056
Total Property, Plant and Equipment-Net	—	1,695,239	427,058	—	—	2,122,297
Other Assets:
Deferred Income Taxes	75,065	—	—	—	—	75,065
Affiliated Credit Facility	165,110	—	—	—	(165,110)	—
Investment in Affiliates	645,157	—	—	—	(645,157)	—
Other	44,177	50,846	15,474	—	—	110,497
Total Other Assets	929,509	50,846	15,474	—	(810,267)	185,562
Total Assets	$1,105,191	$1,817,755	$462,766	$131,654	$(810,267)	$2,707,099
Liabilities and Equity:
Current Liabilities:
Accounts Payable	$20,014	$66,271	$22,789	$8	$18	$109,100
Accounts Payable (Recoverable)-Related Parties	(2,291)	36,221	—	129,139	(163,069)	—
Current Portion of Long-Term Debt	—	22,405	77	—	—	22,482
Other Accrued Liabilities	101,994	149,425	44,102	(20)	(4,874)	290,627
Total Current Liabilities	119,717	274,322	66,968	129,127	(167,925)	422,209
Long-Term Debt:	728,254	135,390	165,183	1,572	(165,110)	865,289
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	554,099	—	—	—	554,099
Pneumoconiosis Benefits	—	146,035	3,833	—	—	149,868
Asset Retirement Obligations	—	218,728	9,615	—	—	228,343
Workers’ Compensation	—	63,244	3,404	—	—	66,648
Salary Retirement	52,960	—	—	—	—	52,960
Other	—	23,435	607	—	—	24,042
Total Deferred Credits and Other Liabilities	52,960	1,005,541	17,459	—	—	1,075,960
Total CONSOL Energy Inc. Stockholders’ Equity	204,260	402,502	213,156	955	(616,613)	204,260
Noncontrolling Interest	—	—	—	—	139,381	139,381
Total Liabilities and Equity	$1,105,191	$1,817,755	$462,766	$131,654	$(810,267)	$2,707,099

Income Statement for the Nine Months Ended September 30, 2018 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues and Other Income:
Coal Revenue	$—	$762,377	$254,126	$—	$—	$1,016,503
Terminal Revenue	—	47,995	—	—	—	47,995
Freight Revenue	—	28,330	9,444	—	—	37,774
Miscellaneous Other Income	186,475	21,893	4,240	—	(165,374)	47,234
Gain on Sale of Assets	—	211	62	—	—	273
Total Revenue and Other Income	186,475	860,806	267,872	—	(165,374)	1,149,779
Costs and Expenses:
Operating and Other Costs	—	539,412	159,126	2,240	—	700,778
Depreciation, Depletion and Amortization	—	121,905	33,769	—	—	155,674
Freight Expense	—	28,330	9,444	—	—	37,774
Selling, General and Administrative Costs	—	37,455	10,260	—	—	47,715
Loss on Debt Extinguishment	3,149	—	—	—	—	3,149
Interest Expense	61,495	1,916	5,295	—	(5,295)	63,411
Total Costs And Expenses	64,644	729,018	217,894	2,240	(5,295)	1,008,501
Earnings (Loss) Before Income Tax	121,831	131,788	49,978	(2,240)	(160,079)	141,278
Income Tax Expense	8,527	—	—	—	—	8,527
Net Income (Loss)	113,304	131,788	49,978	(2,240)	(160,079)	132,751
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	19,447	19,447
Net Income (Loss) Attributable to CONSOL Energy Shareholders	$113,304	$131,788	$49,978	$(2,240)	$(179,526)	$113,304

Income Statement for the Nine Months Ended September 30, 2017 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues and Other Income:
Coal Revenue	$—	$674,550	$224,850	$—	$—	$899,400
Terminal Revenue	—	42,806	—	—	—	42,806
Freight Revenue	—	38,885	12,962	—	—	51,847
Miscellaneous Other Income	120,022	22,865	4,798	—	(95,177)	52,508
Gain on Sale of Assets	—	11,618	1,406	—	—	13,024
Total Revenue and Other Income	120,022	790,724	244,016	—	(95,177)	1,059,585
Costs and Expenses:
Operating and Other Costs	—	530,040	152,275	88	—	682,403
Depreciation, Depletion and Amortization	—	93,764	31,150	—	—	124,914
Freight Expense	—	38,885	12,962	—	—	51,847
Selling, General and Administrative Costs	—	47,379	11,218	—	—	58,597
Interest Expense	593	3,978	7,257	—	—	11,828
Total Costs And Expenses	593	714,046	214,862	88	—	929,589
Earnings (Loss) Before Income Tax	119,429	76,678	29,154	(88)	(95,177)	129,996
Income Tax Expense	22,787			—	—	22,787
Net Income (Loss)	96,642	76,678	29,154	(88)	(95,177)	107,209
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	10,567	10,567
Net Income (Loss) Attributable to CONSOL Energy Shareholders	$96,642	$76,678	$29,154	$(88)	$(105,744)	$96,642

Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2018 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(45,278)	$280,396	$95,134	$—	$—	$330,252
Cash Flows from Investing Activities:
Capital Expenditures	—	(76,599)	(20,256)	—	—	(96,855)
Proceeds From Sales of Assets	—	1,198	170	—	—	1,368
(Investments in), net of Distributions from, Subsidiaries	30,237	(3,959)	—	—	(26,278)	—
Net Cash (Used in) Provided by Investing Activities	30,237	(79,360)	(20,086)	—	(26,278)	(95,487)
Cash Flows from Financing Activities:
Payments on Capitalized Lease Obligations	—	(8,894)	(2,125)	—	—	(11,019)
Affiliated Credit Facility	29,583	—	(29,583)	—	—	—
Payments on Term Loan A	(26,250)	—	—	—	—	(26,250)
Payments on Term Loan B	(3,000)	—	—	—	—	(3,000)
Buyback of Second Lien Notes	(20,524)	—	—	—	—	(20,524)
Distributions to Noncontrolling Interest	—	—	(43,041)	—	26,278	(16,763)
Shares/Units Withheld for Taxes	—	(2,011)	(912)	—	—	(2,923)
Spin Distribution to CNX Resources		(18,234)	—	—	—	(18,234)
Repurchases of Common Stock	(9,724)	—	—	—	—	(9,724)
Purchases of CCR Units	(1,142)	—	—	—	—	(1,142)
Debt-Related Financing Fees	(2,851)	—	—	—	—	(2,851)
Net Cash (Used in) Provided by Financing Activities	$(33,908)	$(29,139)	$(75,661)	$—	$26,278	$(112,430)

Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2017 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(89,602)	$200,470	$60,783	$—	$—	$171,651
Cash Flows from Investing Activities:
Capital Expenditures	—	(38,749)	(12,261)	—	—	(51,010)
Proceeds From Sales of Assets	—	16,421	1,500	—	—	17,921
(Investments in), net of Distributions from, Subsidiaries	37,243	(11,496)	—	—	(25,747)	—
Net Cash (Used in) Provided by Investing Activities	37,243	(33,824)	(10,761)	—	(25,747)	(33,089)
Cash Flows from Financing Activities:
Payments on Capitalized Lease Obligations	—	(2,846)	(74)	—	—	(2,920)
Net (Payments on) Proceeds from Revolver - MLP	—	—	(13,000)	—	—	(13,000)
Distributions to Noncontrolling Interest	—	—	(42,150)	—	25,747	(16,403)
Shares/Units Withheld for Taxes	—	—	(1,009)	—	—	(1,009)
Intercompany Contributions/(Distributions)	114,844	(114,844)	—	—	—	—
Other Parent Net Distributions	(114,844)	—	—	—	—	(114,844)
Net Cash (Used in) Provided by Financing Activities	$—	$(117,690)	$(56,233)	$—	$25,747	$(148,176)

Statement of Comprehensive Income for the Three Months Ended September 30, 2018 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non- Guarantor	Elimination	Consolidated
Net Income (Loss)	$5,734	$14,619	$8,645	$(672)	$(19,242)	$9,084
Other Comprehensive Income (Loss):
Net Actuarial Gain (Loss)	4,177	—	(2)	—	2	4,177
Other Comprehensive Income (Loss):	4,177	—	(2)	—	2	4,177
Comprehensive Income (Loss)	9,911	14,619	8,643	(672)	(19,240)	13,261
Less: Comprehensive Income Attributable to Noncontrolling Interest	—	—	—	—	3,346	3,346
Comprehensive Income (Loss) Attributable to CONSOL Energy Inc. Shareholders	$9,911	$14,619	$8,643	$(672)	$(22,586)	$9,915

Statement of Comprehensive Income for the Three Months Ended September 30, 2017 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non- Guarantor	Elimination	Consolidated
Net Income (Loss)	$7,728	$4,057	$3,614	$74,324	$(81,205)	$8,518
Other Comprehensive Income (Loss):
Net Actuarial Gain (Loss)	3,285	—	(39)	—	39	3,285
Other Comprehensive Income (Loss):	3,285	—	(39)	—	39	3,285
Comprehensive Income (Loss)	11,013	4,057	3,575	74,324	(81,166)	11,803
Less: Comprehensive Income Attributable to Noncontrolling Interest	—	—	—	—	779	779
Comprehensive Income (Loss) Attributable to CONSOL Energy Inc. Shareholders	$11,013	$4,057	$3,575	$74,324	$(81,945)	$11,024

Statement of Comprehensive Income for the Nine Months Ended September 30, 2018 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non- Guarantor	Elimination	Consolidated
Net Income (Loss)	$113,304	$131,788	$49,978	$(2,240)	$(160,079)	$132,751
Other Comprehensive Income (Loss):
Net Actuarial Gain (Loss)	12,356	—	(6)	—	6	12,356
Other Comprehensive Income (Loss):	12,356	—	(6)	—	6	12,356
Comprehensive Income (Loss)	125,660	131,788	49,972	(2,240)	(160,073)	145,107
Less: Comprehensive Income Attributable to Noncontrolling Interest	—	—	—	—	19,444	19,444
Comprehensive Income (Loss) Attributable to CONSOL Energy Inc. Shareholders	$125,660	$131,788	$49,972	$(2,240)	$(179,517)	$125,663

Statement of Comprehensive Income for the Nine Months Ended September 30, 2017 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non- Guarantor	Elimination	Consolidated
Net Income (Loss)	$96,642	$76,678	$29,154	$(88)	$(95,177)	$107,209
Other Comprehensive Income (Loss):
Net Actuarial Gain (Loss)	9,855	—	(118)	—	118	9,855
Other Comprehensive Income (Loss):	9,855	—	(118)	—	118	9,855
Comprehensive Income (Loss)	106,497	76,678	29,036	(88)	(95,059)	117,064
Less: Comprehensive Income Attributable to Noncontrolling Interest	—	—	—	—	10,533	10,533
Comprehensive Income (Loss) Attributable to CONSOL Energy Inc. Shareholders	$106,497	$76,678	$29,036	$(88)	$(105,592)	$106,531

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

Refer to Note 1 - Basis of Presentation for further information on the separation from ParentCo. Also refer to Note 16 - Stock-Based Compensation in the Notes to the Audited Consolidated Financial Statements in Item 8 of the Company’s December 31, 2017 Form 10-K for information regarding the conversion of share-based awards from ParentCo to the Company as of the date of the separation and distribution.

Cash Management and Treasury

For periods prior to the separation and distribution, the Company participated in ParentCo’s centralized treasury and cash management processes. Transactions occurring in periods prior to the separation and distribution were considered to be effectively settled for cash at the time the transactions were recorded. These transactions and net cash transfers to and from ParentCo’s centralized cash management system are reflected as a component of ParentCo’s net investment on the Unaudited Consolidated Balance Sheets and as a financing activity within the accompanying Unaudited Consolidated Statements of Cash Flows. In the Unaudited Consolidated Statements of Stockholders’ Equity, ParentCo’s net investment on the Unaudited Consolidated Balance Sheets represents the cumulative net investment by ParentCo in the Company, including net income through the completion of the separation and distribution and net cash transfers to and from ParentCo.

All significant transactions between the Company and CNX Resources Corporation have been included in the unaudited consolidated financial statements.

Transition Services Agreements

The Company also entered into a TSA and certain other agreements in connection with the SDA with ParentCo to cover certain continued corporate services provided by the Company and ParentCo to each other following the completion of the separation and distribution. In connection with the separation and distribution, the Company began to set up its own corporate functions, and pursuant to the TSA, ParentCo provided various corporate support services, including certain accounting, human resources, information technology, office and building, risk, security, tax and treasury, building security and tax services, as well as certain regulatory compliance services required during the period in which the Company remained a majority-owned subsidiary of ParentCo. Additional services may be identified from time to time and also be provided under the TSA. The charges associated with these services were not material during the three and nine months ended September 30, 2018, and are consistent with expenses that ParentCo has historically allocated or incurred with respect to such services.

CNX Resources Receivables and Payables

At September 30, 2018 and December 31, 2017, the Company had a payable to CNX Resources Corporation of $473 and $12,540, respectively. The Company also had a receivable from CNX Resources Corporation of $11,570 and $15,415, of which $5,282 and $4,500 was recorded in current assets and $6,288 and $10,915 was included in other assets on the Unaudited Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, respectively. These items relate to the reimbursement of the one-time transaction costs as well as other reimbursements per the terms of the SDA.

The one-time transaction costs related to the separation and distribution were approximately $40,545 for the year ended December 31, 2017. During the nine months ended September 30, 2018, the Company paid CNX Resources $18,234 for its portion of the one-time transaction costs related to the separation and distribution. Per the SDA, these costs are split equally by the two companies. These costs consist of consulting and professional fees associated with preparing for and executing the separation and distribution, as well as various other items.

Corporate Allocations

Prior to the completion of the separation and distribution, the Company utilized centralized functions of ParentCo to support its operations, and in return, ParentCo allocated certain of its expenses to the Company. Such expenses represent costs related, but not limited, to treasury, legal, accounting, insurance, information technology, payroll administration, human resources, incentive plans and other services. These costs, together with an allocation of ParentCo overhead costs, are included within the Selling, General and Administrative Costs caption on the Unaudited Consolidated Statements of Income. Where it was possible to specifically attribute such expenses to activities of the Company, amounts have been charged or credited directly to the Company without allocation or apportionment. Allocation of all other such expenses was based on a reasonable reflection of the utilization of service provided or benefits received by the Company during the periods presented on a consistent basis, such as a percentage of total revenue and a percentage of total projected capital expenditures. The Company’s management supports the methods used in allocating expenses and believes these methods to be reasonable estimates.

CONSOL Coal Resources LP

In July 2015, CONSOL Coal Resources LP closed its initial public offering of 5,000,000 common units representing limited partnership interests at a price to the public of $15.00 per unit. Additionally, Greenlight Capital entered into a common unit purchase agreement with CCR pursuant to which Greenlight Capital agreed to purchase, and CCR agreed to sell, 5,000,000 common units at a price per unit equal to $15.00, which equates to $75,000 in net proceeds. CCR’s general partner is CONSOL Coal Resources GP LLC, which was controlled by CNX at the time of the IPO and is now controlled by the Company following the separation and distribution. The underwriters of the IPO filing exercised an over-allotment option of 561,067 common units to the public at $15.00 per unit.

In connection with its IPO, CCR entered into a $400,000 senior secured revolving credit facility with certain lenders and PNC Bank, National Association (PNC), as administrative agent (the “Original CCR Credit Facility”). Obligations under the revolving credit facility were guaranteed by CCR’s subsidiaries (the guarantor subsidiaries) and were secured by substantially all of CCR’s and CCR’s subsidiaries’ assets pursuant to a security agreement and various mortgages. CCR made an initial draw of $200,000, and after origination fees of $3,000, the net proceeds were $197,000.

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

In connection with the PAMC acquisition, in September 2016, CCR’s General Partner and CCR entered into the First Amended and Restated Omnibus Agreement (the “Amended Omnibus Agreement”) with ParentCo and certain of its subsidiaries. Under the Amended Omnibus Agreement, ParentCo indemnified CCR for certain liabilities. The Amended Omnibus Agreement also amended CCR’s obligations to ParentCo with respect to the payment of an annual administrative support fee and reimbursement for the provisions of certain management and operating services provided, in each case to reflect structural changes in how those services are provided to CCR by ParentCo. The Company assumed this agreement as part of the separation and distribution.

On November 28, 2017, the Company also entered into an Affiliated Company Credit Agreement with the Partnership and certain of its subsidiaries (the Partnership Credit Parties) under which the Company provides as lender a revolving credit facility in an aggregate principal amount of up to $275 million to the Partnership Credit Parties. In connection with the completion of the separation, the Partnership drew an initial $201 million, the net proceeds of which were used to repay outstanding amounts under the Original CCR Credit Facility and to provide working capital for the Partnership following the separation and for other general corporate purposes. The Original CCR Credit Facility was then terminated.

The Affiliated Company Credit Agreement matures on February 27, 2023. Interest accrues at a rate ranging from 3.75% to 4.75%, subject to the Partnership's net leverage ratio. For the three and nine months ended September 30, 2018, $1,832 and $5,942 of interest expense is included in the Unaudited Consolidated Statements of Income, respectively. The collateral obligations under the Affiliated Company Credit Agreement generally mirror the Original CCR Credit Facility, as does the list of entities that will act as guarantors thereunder. The Affiliated Company Credit Agreement is subject to financial covenants relating to a maximum first lien gross leverage ratio and a maximum total net leverage ratio, which will be calculated on a consolidated basis for the Partnership and its restricted subsidiaries at the end of each fiscal quarter. The Partnership was in compliance with each of these financial covenants at September 30, 2018. The Affiliated Company Credit Agreement also contains a number of customary affirmative covenants and negative covenants, including limitations on the ability of the Partnership to incur additional indebtedness, grant liens, and make investments, acquisitions, dispositions, restricted payments, and prepayments of junior indebtedness (subject to certain limited exceptions).

CCR is a party to a number of other agreements with CONSOL Energy, or its subsidiaries, that are described in detail in the section titled “Agreements with Affiliates” in Item 13 of CCR’s Form 10-K filed on February 16, 2018.

Charges for services from the Company to CCR include the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Operating and Other Costs	$725	$850	$2,172	$2,589
Selling, General and Administrative Costs	2,345	834	5,943	2,288
Total Services from CONSOL Energy	$3,070	$1,684	$8,115	$4,877

Operating and Other Costs includes service costs for pension and insurance expenses. Selling, General and Administrative Costs include charges for incentive compensation, an annual administrative support fee and reimbursement for the provision of certain management and operating services provided by CNX prior to the separation and by CONSOL Energy following the separation. As of November 28, 2017, certain administrative services historically incurred by the Partnership are now incurred by CONSOL Energy and the Partnership's portion is reimbursed to CONSOL Energy.

At September 30, 2018 and December 31, 2017, CCR had a net payable to the Company in the amount of $1,573 and $3,071, respectively. This payable includes reimbursements for business expenses, executive fees, stock-based compensation and other items under the omnibus agreement.

In July 2018, CONSOL Energy Inc.'s Board of Directors approved an expansion of the stock and debt repurchase program (see Note 17 - Stock, Unit and Debt Repurchase). The program expansion allows the Company to use up to $25 million of the program to purchase CONSOL Coal Resources LP's outstanding common units in the open market. During the nine months ended September 30, 2018, 77,536 of the Partnership's common units were repurchased at an average price of $17.86 per unit.

NOTE 17—STOCK, UNIT AND DEBT REPURCHASE:

In December 2017, CONSOL Energy’s Board of Directors approved a program to repurchase, from time to time, the Company’s outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025, in an aggregate amount of up to $50 million through the period ending June 30, 2019. The program was subsequently amended by CONSOL Energy’s Board of Directors in July 2018 to allow up to $100 million of repurchases of the Company’s common stock or its 11.00% Senior Secured Second Lien Notes due 2025, subject to certain limitations in the Company’s current credit agreement and the TMA. The Company’s Board of Directors also authorized the Company to use up to $25 million of the program to purchase CONSOL Coal Resources LP’s outstanding common units in the open market.

Under the terms of the program, CONSOL Energy is permitted to make repurchases in the open market, in privately negotiated transactions, accelerated repurchase programs or in structured share repurchase programs. CONSOL Energy is also authorized to enter into one or more 10b5-1 plans with respect to any of the repurchases. Any repurchases of common stock, notes or units are to be funded from available cash on hand or short-term borrowings. The program does not obligate CONSOL Energy to acquire any particular amount of its common stock, notes or units, and can be modified or suspended at any time at the Company’s discretion. The program is conducted in compliance with applicable legal requirements and within the limits imposed by any credit agreement, receivables purchase agreement, indenture, or the TMA, and is subject to market conditions and other factors.

During the nine months ended September 30, 2018, 281,272 shares of the Company’s common stock were repurchased and retired at an average price of $40.03 per share, and 77,536 of the Partnership’s common units were purchased at an average price of $17.86 per unit. Additionally, the Company repurchased approximately $20,524 of its Senior Secured Second Lien Notes.
NOTE 18—SUBSEQUENT EVENTS:

On October 25, 2018, the Board of Directors of CCR's general partner declared a cash distribution of $0.5125 for the quarter ended September 30, 2018 per unit to CCR's limited partner unitholders and the holder of the general partner interest. The cash distribution will be paid on November 15, 2018 to the unitholders of record at the close of business on November 8, 2018.

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

The separation occurred on November 28, 2017 through the pro rata distribution by ParentCo of all of the outstanding common stock of CONSOL Mining Corporation to ParentCo’s shareholders. Following the separation and distribution, ParentCo continues to own the Gas Business. In connection with the separation, CONSOL Mining Corporation changed its name to CONSOL Energy Inc. and ParentCo changed its name to CNX Resources Corporation. In addition, CNX Coal Resources LP changed its name to CONSOL Coal Resources LP and its ticker to CCR.

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

•
CCR Ownership: We own 60.3% of CCR's limited partnership interests and 100% of CCR's general partnership interest, which equates to a 61.3% economic ownership interest in the Partnership. CCR is a master limited partnership originally formed by CNX to manage and further develop its active coal operations in Pennsylvania. At September 30, 2018, CCR's assets included a 25% undivided interest in, and full operational control over, the PAMC.

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

Coal from the PAMC is versatile in that it can be sold either domestically or abroad, in the thermal coal market or as a crossover product in the high-volatile metallurgical coal market. Domestically, we have a well-established and diverse blue chip customer base, comprised primarily of domestic electric-power-producing companies located in the eastern United States. For

2019 and 2020, our contracted position, as of November 1, 2018, is at 77% and 33%, respectively, assuming a 27 million ton annual coal sales volume. We believe our committed and contracted position is well-balanced in hedging against market downside risk while allowing us to continue to build out the customer portfolio strategically and opportunistically as the market evolves.

Q3 2018 Highlights:

•	Net income of $9 million

•	Repurchased 190,272 CONSOL Energy common shares outstanding at an average price of $41.93 per share

•	Purchased 77,536 common units of CONSOL Coal Resources LP at an average price of $17.86 per unit

•	Strongest third quarter production in the history of the PAMC

2018 Outlook:

•	The Company's 2018 coal production is expected to be approximately 27 million tons.

•	The Company's 2018 coal capital investment is expected to be approximately $130-$145 million.[1]

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

Reconciliation of Non-GAAP Financial Measures

We evaluate our cost of coal sold and cash cost of coal sold on a cost per ton basis. Our cost of coal sold per ton represents our costs of coal sold divided by the tons of coal we sell. We define cost of coal sold as operating and other production costs related to produced tons sold, along with changes in coal inventory, both in volumes and carrying values. The cost of coal sold per ton includes items such as direct operating costs, royalty and production taxes, direct administration costs, and depreciation, depletion and amortization costs on production assets. Our costs exclude any indirect costs, such as selling, general and administrative costs, freight expenses, interest expenses, depreciation, depletion and amortization costs on non-production assets and other costs not directly attributable to the production of coal. The GAAP measure most directly comparable to cost of coal sold is total costs. The cash cost of coal sold includes cost of coal sold less depreciation, depletion and amortization cost on production assets. The GAAP measure most directly comparable to cash cost of coal sold is total costs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total Costs and Expenses	$315,854	$323,025	$1,008,501	$929,589
Freight Expense	(2,443)	(21,803)	(37,774)	(51,847)
Selling, General and Administrative Costs	(18,526)	(21,180)	(47,715)	(58,597)
Loss on Debt Extinguishment	—	—	(3,149)	—
Interest Expense, net	(20,862)	(3,862)	(63,411)	(11,828)
Other Costs (Non-Production)	(30,801)	(32,749)	(103,513)	(94,870)
Depreciation, Depletion and Amortization (Non-Production)	(9,175)	(7,420)	(27,098)	(6,890)
Cost of Coal Sold	$234,047	$236,011	$725,841	$705,557
Depreciation, Depletion and Amortization (Production)	(42,067)	(39,233)	(128,576)	(118,024)
Cash Cost of Coal Sold	$191,980	$196,778	$597,265	$587,533

The following table presents a reconciliation of average cash margin per ton to total coal revenue, the most directly comparable GAAP financial measure, on a historical basis for each of the periods indicated (in thousands, except per ton information).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total Coal Revenue	$294,797	$279,245	$1,016,503	$899,400
Operating and Other Costs	222,781	229,527	700,778	682,403
Less: Other Costs (Non-Production)	(30,801)	(32,749)	(103,513)	(94,870)
Cash Cost of Coal Sold	191,980	196,778	597,265	587,533
Add: Depreciation, Depletion and Amortization	51,242	46,653	155,674	124,914
Less: Depreciation, Depletion and Amortization (Non-Production)	(9,175)	(7,420)	(27,098)	(6,890)
Cost of Coal Sold	$234,047	$236,011	$725,841	$705,557
Total Tons Sold (in millions)	6.2	6.3	20.7	19.9
Average Revenue per Ton Sold	$47.21	$44.16	$49.11	$45.26
Average Cash Cost per Ton Sold	30.88	30.94	28.87	29.57
Depreciation, Depletion and Amortization Costs per Ton Sold	6.60	6.38	6.20	5.94
Average Cost per Ton Sold	37.48	37.32	35.07	35.51
Average Margin per Ton Sold	9.73	6.84	14.04	9.75
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	6.60	6.38	6.20	5.94
Average Cash Margin per Ton Sold	$16.33	$13.22	$20.24	$15.69

Three Months Ended September 30, 2018 Compared with the Three Months Ended September 30, 2017

Net Income Attributable to CONSOL Energy Inc. Shareholders

CONSOL Energy reported net income attributable to CONSOL Energy Inc. shareholders of $6 million for the three months ended September 30, 2018, compared to net income attributable to CONSOL Energy Inc. shareholders of $8 million for the three months ended September 30, 2017.

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

The PAMC division had earnings before income tax of $38 million for the three months ended September 30, 2018, compared to earnings before income tax of $21 million for the three months ended September 30, 2017. Variances are discussed below.

	For the Three Months Ended
	September 30,
(in millions)	2018	2017	Variance
Revenue:
Coal Revenue	$295	$279	$16
Freight Revenue	2	22	(20)
Miscellaneous Other Income	4	12	(8)
Total Revenue and Other Income	301	313	(12)
Cost of Coal Sold:
Operating Costs	192	197	(5)
Depreciation, Depletion and Amortization	42	39	3
Total Cost of Coal Sold	234	236	(2)
Other Costs:
Other Costs	8	11	(3)
Depreciation, Depletion and Amortization	2	2	—
Total Other Costs	10	13	(3)
Freight Expense	2	22	(20)
Selling, General and Administrative Costs	17	19	(2)
Interest Expense, net	—	2	(2)
Total Costs and Expenses	263	292	(29)
Earnings Before Income Tax	$38	$21	$17

Coal Production

The table below presents total tons produced (in thousands) from the Pennsylvania Mining Complex for the periods indicated:

	For the Three Months Ended September 30,
Mine	2018	2017	Variance
Bailey	2,394	2,764	(370)
Enlow Fork	2,584	1,944	640
Harvey	1,394	1,437	(43)
Total	6,372	6,145	227

Coal production was 6.4 million tons for the three months ended September 30, 2018, compared to 6.1 million tons for the three months ended September 30, 2017. Coal production increased slightly, due to increased production at the Enlow Fork mine, as geological conditions improved modestly compared to the year-ago quarter, partially offset by reduced production resulting from three longwall moves at the other mines (compared to the more typical one-to-two longwall moves per quarter) and a miners' vacation period in July 2018.

Coal Operations

The PAMC division's coal revenue and cost components on a per unit basis for these periods were as follows:

	For the Three Months Ended September 30,
	2018	2017	Variance
Total Tons Sold (in millions)	6.2	6.3	(0.1)
Average Revenue per Ton Sold	$47.21	$44.16	$3.05

Average Cash Cost per Ton Sold	$30.88	$30.94	$(0.06)
Depreciation, Depletion and Amortization Costs per Ton Sold (Non-Cash Cost)	6.60	6.38	0.22
Total Costs per Ton Sold	$37.48	$37.32	$0.16
Average Margin per Ton Sold	$9.73	$6.84	$2.89
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	6.60	6.38	0.22
Average Cash Margin per Ton Sold (1)	$16.33	$13.22	$3.11
(1) Average cash margin per ton is an operating ratio derived from non-GAAP measures. See “How We Evaluate Our Operations - Reconciliation of Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to the most directly comparable GAAP measures.

Coal Revenue

Coal revenue was $295 million for the three months ended September 30, 2018, compared to $279 million for the three months ended September 30, 2017. The $16 million increase was primarily attributable to a $3.05 higher average sales price per ton sold. The higher average sales price per ton sold in the 2018 period was primarily driven by improved export and domestic netback pricing compared to the year-ago quarter. The prompt month prices for the API2 index (the benchmark price reference for coal imported into northwest Europe) averaged 15% higher than during the year-ago quarter.

Freight Revenue and Freight Expense

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services. Freight revenue is completely offset by freight expense. Freight revenue and freight expense were both $2 million for the three months ended September 30, 2018, compared to $22 million in the three months ended September 30, 2017. The $20 million decrease was due to decreased shipments where transportation services were contractually provided.

Miscellaneous Other Income

Miscellaneous other income was $4 million for the three months ended September 30, 2018, compared to $12 million for the three months ended September 30, 2017. The decrease was the result of a customer contract buyout in the amount of $8 million in the prior period.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. The costs of coal sold include items such as direct operating costs, royalty and production taxes, employee-related expenses and depreciation, depletion, and amortization costs on production assets. Total cost of coal sold was $234 million for the three months ended September 30, 2018, or $2 million lower than the $236 million for the three months ended September 30, 2017, which is materially consistent in the period-to-period comparison. Total costs per ton sold were $37.48 per ton for the three months ended September 30, 2018, compared to $37.32 per ton for the three months ended September 30, 2017.

Other Costs

Other costs include items that are assigned to the PAMC division but are not included in unit costs, such as coal reserve holding costs and purchased coal costs. Total other costs decreased $3 million in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The decrease was primarily attributable to severance costs in the prior period related to organizational restructuring, offset, in part, by an increase in current quarter costs related to discretionary employee benefit expenses.

Selling, General, and Administrative Costs

At September 30, 2018, CONSOL Energy was party to a service agreement with CONSOL Coal Resources LP that required CONSOL Energy to provide certain selling, general and administrative services to CCR. These services are paid monthly based on an agreed-upon fixed fee that is reset at least annually. See Note 16 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. An additional portion of CONSOL Energy's selling, general and administrative costs are allocated to the PAMC division, outside of the service agreement, based on a percentage of total revenue and a percentage of total projected capital expenditures. The amount of selling, general and administrative costs related to the PAMC division was $17 million for the three months ended September 30, 2018, compared to $19 million for the three months ended September 30, 2017. The $2 million decrease in the period-to-period comparison was primarily related to a decrease in long-term incentive compensation recognized, offset, in part, by an increase in short-term incentive compensation paid to employees based on the results of operations achieved at the Company's mines.

Interest Expense, net

Interest expense, net of amounts capitalized, decreased $2 million in the period-to-period comparison. For the three months ended September 30, 2017, net interest expense is primarily comprised of interest on the Original CCR Credit Facility. No such interest expense was incurred during the three months ended September 30, 2018.

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

Other business activities had a loss before income tax of $30 million for the three months ended September 30, 2018, compared to a loss before income tax of $9 million for the three months ended September 30, 2017. Variances are discussed below.

	For the Three Months Ended
	September 30,
(in millions)	2018	2017	Variance
Revenue:
Terminal Revenue	$16	$15	$1
Miscellaneous Other Income	7	8	(1)
Gain (Loss) on Sale of Assets	—	(1)	1
Total Revenue and Other Income	23	22	1
Other Costs and Expenses:
Operating and Other Costs	23	21	2
Depreciation, Depletion and Amortization	7	6	1
Selling, General and Administrative Costs	2	2	—
Interest Expense, net	21	2	19
Total Other Costs and Expenses	53	31	22
Loss Before Income Tax	$(30)	$(9)	$(21)

Terminal Revenue

Terminal revenue consists of sales from the CONSOL Marine Terminal, which is located on 200 acres in the Port of Baltimore, Maryland and provides access to international coal markets. CONSOL Marine Terminal sales were $16 million for the three months ended September 30, 2018, compared to $15 million for the three months ended September 30, 2017. The $1 million increase in the period-to-period comparison was attributable to an increase in the rates charged to process coal at the Terminal.

Miscellaneous Other Income

Miscellaneous other income was $7 million for the three months ended September 30, 2018, compared to $8 million for the three months ended September 30, 2017.

Operating and Other Costs

Operating and other costs were $23 million for the three months ended September 30, 2018, compared to $21 million for the three months ended September 30, 2017. Operating and other costs increased in the period-to-period comparison due to the following items:

	For the Three Months Ended September 30,
	2018	2017	Variance
Terminal Operating Costs	$7	$6	$1
Employee-Related Legacy Liability Expense	11	12	(1)
Lease Rental Expense	—	1	(1)
Coal Reserve Holding Costs	1	1	—
Closed and Idle Mines	1	1	—
Litigation Expense	1	—	1
Other	2	—	2
Total Operating and Other Costs	$23	$21	$2

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $1 million in the period-to-period comparison due to changes in the Company's asset retirement obligations.

Selling, General, and Administrative Costs

Selling, general, and administrative costs are allocated to the Company's Other Division based on a percentage of total revenue and a percentage of total projected capital expenditures.

Interest Expense, net

Interest expense, net of amounts capitalized, of $21 million for the three months ended September 30, 2018 is comprised of interest on the Company's Senior Secured Credit Facilities and the 11.00% Senior Secured Second Lien Notes, as well as interest on the 5.75% MEDCO Revenue Bonds. Interest expense, net of amounts capitalized, of $2 million for the three months ended September 30, 2017 is comprised only of interest on the 5.75% MEDCO Revenue Bonds.

Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017

Net Income Attributable to CONSOL Energy Inc. Shareholders

CONSOL Energy reported net income attributable to CONSOL Energy Inc. shareholders of $113 million for the nine months ended September 30, 2018, compared to net income attributable to CONSOL Energy Inc. shareholders of $97 million for the nine months ended September 30, 2017.

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

The PAMC division had earnings before income tax of $221 million for the nine months ended September 30, 2018, compared to earnings before income tax of $132 million for the nine months ended September 30, 2017. Variances are discussed below.

	For the Nine Months Ended September 30,
(in millions)	2018	2017	Variance
Revenue:
Coal Revenue	$1,017	$899	$118
Freight Revenue	38	52	(14)
Miscellaneous Other Income	17	19	(2)
Gain on Sale of Assets	—	6	(6)
Total Revenue and Other Income	1,072	976	96
Cost of Coal Sold:
Operating Costs	597	588	9
Depreciation, Depletion and Amortization	129	118	11
Total Cost of Coal Sold	726	706	20
Other Costs:
Other Costs	38	21	17
Depreciation, Depletion and Amortization	6	7	(1)
Total Other Costs	44	28	16
Freight Expense	38	52	(14)
Selling, General and Administrative Costs	43	51	(8)
Interest Expense, net	—	7	(7)
Total Costs and Expenses	851	844	7
Earnings Before Income Tax	$221	$132	$89

Coal Production

The table below presents total tons produced (in thousands) from the Pennsylvania Mining Complex for the periods indicated:

	For the Nine Months Ended September 30,
Mine	2018	2017	Variance
Bailey	9,659	9,000	659
Enlow Fork	7,386	7,169	217
Harvey	3,709	3,697	12
Total	20,754	19,866	888

Coal production was 20.8 million tons for the nine months ended September 30, 2018, compared to 19.9 million tons for the nine months ended September 30, 2017. Coal production increased 0.9 million tons to satisfy market demand, offset, in part, by adverse geological conditions at the Enlow Fork Mine in early 2018.

Coal Operations

The PAMC division's coal revenue and cost components on a per unit basis for these periods were as follows:

	For the Nine Months Ended September 30,
	2018	2017	Variance
Total Tons Sold (in millions)	20.7	19.9	0.8
Average Revenue per Ton Sold	$49.11	$45.26	$3.85

Average Cash Cost per Ton Sold	$28.87	$29.57	$(0.70)
Depreciation, Depletion and Amortization Costs per Ton Sold (Non-Cash Cost)	6.20	5.94	0.26
Total Costs per Ton Sold	$35.07	$35.51	$(0.44)
Average Margin per Ton Sold	$14.04	$9.75	$4.29
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	6.20	5.94	0.26
Average Cash Margin per Ton Sold (1)	$20.24	$15.69	$4.55
(1) Average cash margin per ton is an operating ratio derived from non-GAAP measures. See “How We Evaluate Our Operations - Reconciliation of Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to the most directly comparable GAAP measures.

Coal Revenue

Coal revenue was $1,017 million for the nine months ended September 30, 2018, compared to $899 million for the nine months ended September 30, 2017. The $118 million increase was primarily attributable to a $3.85 higher average sales price per ton sold and a 0.8 million increase in tons sold. The increase in tons sold was primarily driven by improved production from our Bailey Mine, which was supported by strong demand from the Company's customers in both the domestic and export markets. The higher average sales price per ton sold in the 2018 period was primarily driven by improved pricing under the Company's netback contracts, which resulted from stronger PJM West power prices during the first half of 2018 as compared to the first half of 2017, as well as by improved realizations in the export markets. PJM West day-ahead power prices averaged 28% higher in the nine months ended September 30, 2018 versus the year-ago period, and prompt month prices for the API2 index (the benchmark price reference for coal imported into northwest Europe) averaged 13% higher than during the year-ago period.

Freight Revenue and Freight Expense

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services. Freight revenue is completely offset by freight expense. Freight revenue and freight expense were both $38 million for the nine months ended September 30, 2018, compared to $52 million in the nine months ended September 30, 2017. The $14 million decrease was due to decreased shipments where transportation services were contractually provided.

Miscellaneous Other Income

Miscellaneous other income was $17 million for the nine months ended September 30, 2018, compared to $19 million for the nine months ended September 30, 2017. The $2 million decrease was primarily the result of a customer contract buyout in the amount of $8 million in the prior period. This decrease was partially offset by a current period increase in sales of externally purchased coal for blending purposes only.

Gain on Sale of Assets

Gain on sale of assets decreased $6 million in the period-to-period comparison primarily due to the sale of certain coal rights during the nine months ended September 30, 2017.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. The costs of coal sold include items such as direct operating costs, royalty and production taxes, employee-related expenses and depreciation, depletion, and amortization costs. Total cost of coal sold was $726 million for the nine months ended September 30, 2018, or $20 million higher than the $706 million for the nine months ended September 30, 2017. Total costs per ton sold were $35.07 per ton for the nine months ended September 30, 2018, compared to $35.51 per ton for the nine months ended September 30, 2017. The increase in the total cost of coal sold was primarily driven by an increase in production-related costs as more coal was mined to meet market demand. However, the increased production resulted in an overall decrease in the total cost per ton sold.

Other Costs

Other costs include items that are assigned to the PAMC division but are not included in unit costs, such as coal reserve holding costs and purchased coal costs. Total other costs increased $16 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was primarily attributable to an increase in current year costs related to externally purchased coal for blending purposes only, discretionary employee benefit expenses, and demurrage charges. This increase was partially offset by prior year severance costs related to organizational restructuring.

Selling, General, and Administrative Costs

At September 30, 2018, CONSOL Energy was party to a service agreement with CONSOL Coal Resources LP that required CONSOL Energy to provide certain selling, general and administrative services to CCR. These services are paid monthly based on an agreed-upon fixed fee that is reset at least annually. See Note 16 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. An additional portion of CONSOL Energy's selling, general and administrative costs are allocated to the PAMC division, outside of the service agreement, based on a percentage of total revenue and a percentage of total projected capital expenditures. The amount of selling, general and administrative costs related to the PAMC division was $43 million for the nine months ended September 30, 2018, compared to $51 million for the nine months ended September 30, 2017. The $8 million decrease in the period-to-period comparison was primarily due to long-term incentive compensation recognized in the prior year in relation to an award modification due to organizational restructuring.

Interest Expense, net

Interest expense, net of amounts capitalized, decreased $7 million in the period-to-period comparison. For the nine months ended September 30, 2017, net interest expense is primarily comprised of interest on the Original CCR Credit Facility. No such interest expense was incurred during the nine months ended September 30, 2018.

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

Other business activities had a loss before income tax of $80 million for the nine months ended September 30, 2018, compared to a loss before income tax of $2 million for the nine months ended September 30, 2017. Variances are discussed below.

	For the Nine Months Ended
	September 30,
(in millions)	2018	2017	Variance
Revenue:
Terminal Revenue	$48	$43	$5
Miscellaneous Other Income	30	34	(4)
Gain on Sale of Assets	—	7	(7)
Total Revenue and Other Income	78	84	(6)
Other Costs and Expenses:
Operating and Other Costs	66	73	(7)
Depreciation, Depletion and Amortization	21	—	21
Selling, General and Administrative Costs	5	8	(3)
Loss on Debt Extinguishment	3	—	3
Interest Expense, net	63	5	58
Total Other Costs and Expenses	158	86	72
Loss Before Income Tax	$(80)	$(2)	$(78)

Terminal Revenue

Terminal revenue consists of sales from the CONSOL Marine Terminal, which is located on 200 acres in the Port of Baltimore, Maryland and provides access to international coal markets. CONSOL Marine Terminal sales were $48 million for the nine months ended September 30, 2018, compared to $43 million for the nine months ended September 30, 2017. The $5 million increase in the period-to-period comparison was attributable to an increase in the rates charged to process coal at the Terminal.

Miscellaneous Other Income

Miscellaneous other income was $30 million for the nine months ended September 30, 2018, compared to $34 million for the nine months ended September 30, 2017. The $4 million decrease is primarily attributable to a decrease in rental income as a result of the sale of certain subleased equipment to Murray Energy in the second quarter of 2017.

Gain on Sale of Assets

Gain on sale of assets decreased $7 million in the period-to-period comparison primarily due to the sale of certain coal reserves during the nine months ended September 30, 2017.

Operating and Other Costs

Operating and other costs were $66 million for the nine months ended September 30, 2018, compared to $73 million for the nine months ended September 30, 2017. Operating and other costs decreased in the period-to-period comparison due to the following items:

	For the Nine Months Ended September 30,
	2018	2017	Variance
Terminal Operating Costs	$19	$15	$4
Employee-Related Legacy Liability Expense	32	36	(4)
Lease Rental Expense	2	11	(9)
Coal Reserve Holding Costs	2	5	(3)
Closed and Idle Mines	3	6	(3)
Bank Fees	2	—	2
Litigation Expense	3	—	3
Other	3	—	3
Total Operating and Other Costs	$66	$73	$(7)

•
Employee-Related Legacy Liability Expense decreased $4 million in the period-to-period comparison due to modifications made to the actuarial calculation of net periodic benefit cost at the beginning of each year.

•	Lease Rental Expense decreased $9 million primarily due to the sale of certain subleased equipment to Murray Energy in the second quarter of 2017.

•
Bank fees represent costs associated with the Company's A/R securitization facility (see Note 8 - Accounts Receivable Securitization of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $21 million in the period-to-period comparison, mainly as a result of a $19 million credit adjustment related to changes in the Company's asset retirement obligations during the nine months ended September 30, 2017.

Selling, General, and Administrative Costs

Selling, general, and administrative costs are allocated to the Company's Other Division based on a percentage of total revenue and a percentage of total projected capital expenditures. The decrease of $3 million is a result of decreases in the portion of selling, general and administrative expenses allocated to the Other Division due to various transactions that occurred throughout both periods, none of which were individually material.

Loss on Debt Extinguishment

Loss on debt extinguishment of $3 million was recognized in the nine months ended September 30, 2018 due to accelerated payments made on the Term Loan A Facility and the open market repurchase of the 11.00% Senior Secured Second Lien Notes due 2025.

Interest Expense, net

Interest expense, net of amounts capitalized, of $63 million for the nine months ended September 30, 2018 is comprised of interest on the Company's Senior Secured Credit Facilities and the 11.00% Senior Secured Second Lien Notes, as well as interest on the 5.75% MEDCO Revenue Bonds. Interest expense, net of amounts capitalized, of $5 million for the nine months ended September 30, 2017 is comprised only of interest on the 5.75% MEDCO Revenue Bonds.

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

The cash flow generated from operations in the first nine months of 2018 improved compared to the same period in 2017 due to strong demand from the export and domestic thermal markets. The Company believes that this strong demand will continue in the fourth quarter of 2018 and into 2019. In the first quarter of 2018, CONSOL Energy took advantage of a strong leasing market and bought out longwall shields, terminating the operating leases and refinancing them as capital leases. The financing rates on the new capital leases are significantly below the Company's weighted average cost of capital, and the transactions are immediately accretive to the Company's cash flows. In aggregate, the Company expects an approximate $10 million reduction in 2018 cash spending as a result of these refinancings. The financing charges on these capital leases are fixed and will insulate the Company from future increases in interest rates. Furthermore, through consistent cost control measures, the Company expects to provide adequate cash flows to meet its maintenance capital requirements. The Company started construction on the coarse refuse disposal area project in 2017, which is expected to continue through 2021. The Company's 2018 capital needs are expected to be between $130 million to $145 million, which is increased from 2017 levels due to additional capital expenditures related to the refuse disposal area project, as well as additional maintenance equipment and other purchases.

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

CONSOL Energy believes its business will generate adequate cash flows and liquidity to meet reasonable increases in the cost of supplies that are passed on from suppliers. CONSOL Energy will also continue to seek alternate sources of supplies and replacement materials to offset any unexpected increase in the cost of supplies.

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

Following the separation, the Company owns an undivided interest in 75% of the PAMC and the Partnership owns the remaining undivided 25% interest of the PAMC. As of September 30, 2018, the Company had a 61.3% economic ownership interest in the Partnership through its various holdings of the general partner and limited partnership interests of the Partnership.

Cash Flows (in millions)

	For the Nine Months Ended September 30,
	2018	2017	Change
Cash Provided by Operating Activities	$330	$172	$158
Cash Used in Investing Activities	$(95)	$(33)	$(62)
Cash Used in Financing Activities	$(112)	$(148)	$36

Cash provided by operating activities increased $158 million in the period-to-period comparison, primarily due to a $26 million increase in net income, a $31 million increase in depreciation, depletion and amortization expense, a $13 million change in gain on the sale of assets, and an $8 million change in deferred taxes year over year. Changes in working capital that occurred throughout both periods also contributed to the increase in operating cash flows.

Cash used in investing activities increased $62 million in the period-to-period comparison. Capital expenditures increased $46 million primarily due to an increase in the refuse project expenditures. Additionally, proceeds from the sale of assets decreased $17 million, primarily related to the sale of surface rights and reserves during the nine months ended September 30, 2017.

Cash used in financing activities decreased $36 million in the period-to-period comparison. During the nine months ended September 30, 2018, total payments of $50 million were made on the Company's Term Loan A Facility, Term Loan B Facility, and Senior Secured Second Lien Notes. Also during the nine months ended September 30, 2018, the Company paid CNX Resources Corporation $18 million related to deferred, shared spin-related fees. Prior to the separation and distribution, during the nine months ended September 30, 2017, the Company's net distributions to ParentCo were $115 million.

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

The Revolving Credit Facility and TLA Facility also include financial covenants, including (i) a maximum first lien gross leverage ratio, (ii) a maximum total net leverage ratio, and (iii) a minimum fixed charge coverage ratio. CONSOL Energy must maintain a maximum first lien gross leverage ratio covenant of no more than 2.25 to 1.00, measured quarterly, stepping down to 2.00 to 1.00 in March 2019 and 1.75 to 1.00 in March 2020. The maximum first lien gross leverage ratio is calculated as the ratio of Consolidated First Lien Debt to Consolidated EBITDA, excluding the Partnership. The maximum first lien gross leverage ratio was 1.29 to 1.00 at September 30, 2018. CONSOL Energy must maintain a maximum total net leverage ratio covenant of no more than 3.25 to 1.00, measured quarterly, stepping down to 3.00 to 1.00 in March 2019 and 2.75 to 1.00 in March 2020. The maximum total net leverage ratio is calculated as the ratio of Consolidated Indebtedness, minus Cash on Hand, to Consolidated EBITDA, excluding the Partnership. The maximum total net leverage ratio was 1.63 to 1.00 at September 30, 2018. Consolidated EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations, non-cash charges related to legacy employee liabilities and gains and losses on debt extinguishment, and includes cash distributions received from the Partnership and subtracts cash payments related to legacy employee liabilities. The facilities also include a minimum fixed charge coverage covenant of no less than 1.00 to 1.00, measured quarterly, stepping up to 1.05 to 1.00 in March 2020 and 1.10 to 1.00 in March 2021. The minimum fixed charge coverage ratio is calculated as the ratio of Consolidated EBITDA to Consolidated Fixed Charges, excluding the Partnership. Consolidated Fixed Charges, as used in the covenant calculation, include cash interest payments, cash payments for income taxes, scheduled debt repayments, dividends paid, and Maintenance Capital Expenditures. The minimum fixed charge coverage ratio was 2.17 to 1.00 at September 30, 2018.

The TLB Facility also includes a financial covenant that requires the Company to repay a certain amount of its borrowings under the TLB Facility within ten days after the date it files its Form 10-K with the Securities and Exchange Commission if the Company has excess cash flow (as defined in the credit agreement for the Senior Secured Credit Facilities) during the year covered by the applicable Form 10-K. As of September 30, 2018, no amount related to the prepayment of the TLB Facility in connection with the excess cash flow requirement has been classified as Current Portion of Long-Term Debt in the Unaudited Consolidated Balance Sheets. The amount of excess cash flow is a covenant feature only applicable as of the Company's year-end and calculated as of December 31, 2018. For fiscal year 2018, such repayment shall be equal to 75% of the Company’s excess cash flow for such year less any voluntary prepayments of its borrowings under the TLB Facility made by the Company, if any, during 2018. If this covenant was applicable as of September 30, 2018, management estimates the repayment under this covenant would be approximately $100 million, subject to fourth quarter performance and other discretionary uses of cash. For all subsequent fiscal years, the required repayment will be equal to a certain percentage of the Company’s excess cash flow for such year, ranging from 0% to 75% depending on the Company’s total net leverage ratio, less the amount of certain voluntary prepayments made by the Company, if any, under the TLB Facility during such fiscal year.

The Senior Secured Credit Facilities contain customary events of default, including with respect to a failure to make payments when due, cross-default and cross-judgment default and certain bankruptcy and insolvency events.

The aggregate gross proceeds of the borrowings under the TLA and TLB Facilities and the Second Lien Notes were $792 million and were used, among other things, to (i) make a cash payment of $425 million to ParentCo on November 28, 2017, (ii) to refinance as an intercompany loan the existing indebtedness of the Partnership under the Original CCR Credit Facility, as described below, (iii) to pay related fees and expenses and (iv) otherwise fund the Company’s working capital needs and general corporate purposes following the separation.

At September 30, 2018, the Revolving Credit Facility had no borrowings outstanding and $54 million of letters of credit outstanding, leaving $246 million of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.

Securitization Facility

On November 30, 2017, (1)(i) CONSOL Marine Terminals LLC, formerly known as CNX Marine Terminals LLC, as an originator of receivables, (ii) CONSOL Pennsylvania Coal Company LLC (“CONSOL Pennsylvania”), as an originator of receivables and as initial servicer of the receivables for itself and the other originators (collectively, the “Originators”), each a wholly owned subsidiary of CONSOL Energy, and (iii) CONSOL Funding LLC (the “SPV”), a Delaware special purpose entity and wholly owned subsidiary of CONSOL Energy, as buyer, entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) and (2)(i) CONSOL Thermal Holdings LLC, an indirect, wholly-owned subsidiary of the Partnership, as sub-originator (the “Sub-Originator”), and (ii) CONSOL Pennsylvania, as buyer and as initial servicer of the receivables for itself and the Sub-Originator, entered into a Sub-Originator Sale Agreement (the “Sub-Originator PSA”). In addition, on that date, the SPV entered into a Receivables Financing Agreement (the “Receivables Financing Agreement”) by and among (i) the SPV, as borrower, (ii) CONSOL Pennsylvania, as initial servicer, (iii) PNC Bank, as administrative agent, LC Bank and lender, and (iv) the additional persons from time to time party thereto as lenders. Together, the Purchase and Sale Agreement, the Sub-Originator PSA and the Receivables Financing Agreement establish the primary terms and conditions of an accounts receivable securitization program (the “Securitization”). In August 2018, the securitization facility was amended to, among other things, extend the term of the securitization facility for three years ending August 30, 2021.

Pursuant to the Securitization, (i) the Sub-Originator sells current and future trade receivables to CONSOL Pennsylvania and (ii) the Originators sell and/or contribute current and future trade receivables (including receivables sold to CONSOL Pennsylvania by the Sub-Originator) to the SPV and the SPV, in turn, pledges its interests in the receivables to PNC Bank, which either makes loans or issues letters of credit on behalf of the SPV. The maximum amount of advances and letters of credit outstanding under the Securitization may not exceed $100 million.

Loans under the Securitization accrue interest at a reserve-adjusted LIBOR market index rate equal to the one-month Eurodollar rate. Loans and letters of credit under the Securitization also accrue a program fee and a letter of credit participation fee, respectively, ranging from 2.00% to 2.50% per annum depending on the total net leverage ratio of CONSOL Energy. In addition, the SPV paid certain structuring fees to PNC Capital Markets LLC and will pay other customary fees to the lenders, including a fee on unused commitments equal to 0.60% per annum.

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

At September 30, 2018, eligible accounts receivable totaled approximately $41 million. At September 30, 2018, the facility had no outstanding borrowings and $52 million of letters of credit outstanding, leaving no unused capacity. The Company posted $11 million of cash collateral to secure the difference in the outstanding letters of credit and the eligible accounts receivable. Restricted cash of $11 million is included in Prepaid Expenses and Other Assets in the Unaudited Consolidated Balance Sheets. Costs associated with the receivables facility totaled $658 thousand and $2,184 thousand for the three and nine months ended September 30, 2018. These costs have been recorded as financing fees which are included in Operating and Other Costs in the Unaudited Consolidated Statements of Income. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.

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

Affiliated Company Credit Agreement with Partnership

On November 28, 2017, the Company also entered into an Affiliated Company Credit Agreement with the Partnership and certain of its subsidiaries (the “Partnership Credit Parties”) under which the Company provides as lender a revolving credit facility in an aggregate principal amount of up to $275 million to the Partnership Credit Parties. In connection with the completion of the separation, the Partnership drew an initial $201 million, the net proceeds of which were used to repay the Original CCR Credit Facility and to provide working capital for the Partnership following the separation and for other general corporate purposes.

The Affiliated Company Credit Agreement matures on February 27, 2023. The collateral obligations under the Affiliated Company Credit Agreement generally mirror the Original CCR Credit Facility, as does the list of entities that will act as guarantors thereunder. The Affiliated Company Credit Agreement is subject to financial covenants relating to a maximum first lien gross leverage ratio and a maximum total net leverage ratio, which will be calculated on a consolidated basis for the Partnership and its restricted subsidiaries at the end of each fiscal quarter. The Partnership was in compliance with each of these financial covenants at September 30, 2018. The Affiliated Company Credit Agreement also contains a number of customary affirmative covenants and negative covenants, including limitations on the ability of the Partnership to incur additional indebtedness, grant liens, and make investments, acquisitions, dispositions, restricted payments, and prepayments of junior indebtedness (subject to certain limited exceptions).

Contractual Obligations

CONSOL Energy is required to make future payments under various contracts. CONSOL Energy also has commitments to fund its pension plans, provide payments for other postretirement benefit plans, and fund capital projects. There have been no material changes to these contractual obligations outside the ordinary course of business since June 30, 2018.

Debt

At September 30, 2018, CONSOL Energy had total long-term debt and capital lease obligations of $895 million outstanding, including the current portion of long-term debt of $21 million. This long-term debt consisted of:

•
An aggregate principal amount of $397 million in connection with the Term Loan B (TLB) Facility, due in November 2022, less $7 million of unamortized bond discount. Borrowings under the TLB Facility bear interest at a floating rate.

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

•	Advance royalty commitments of $2 million with an average interest rate of 9.42% per annum.

•	An aggregate principal amount of $47 million of capital leases with a weighted average interest rate of 5.39% per annum.

At September 30, 2018, CONSOL Energy had no borrowings outstanding and approximately $54 million of letters of credit outstanding under the $300 million senior secured revolving credit facility. At September 30, 2018, CONSOL Energy had no borrowings outstanding and approximately $53 million of letters of credit outstanding under the $100 million securitization facility.
Stock, Unit and Debt Repurchases

In December 2017, CONSOL Energy’s Board of Directors approved a program to repurchase, from time to time, the Company's outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025, in an aggregate amount of up to $50 million through the period ending June 30, 2019. The program was subsequently amended by CONSOL Energy's Board of Directors in July 2018 to allow up to $100 million of repurchases of the Company's common stock or its 11.00% Senior Secured Second Lien Notes due 2025, subject to certain limitations in the Company's current credit agreement and the TMA. The Company's Board of Directors also authorized the Company to use up to $25 million of the program to purchase CONSOL Coal Resources LP's common units in the open market.

Under the terms of the program, CONSOL Energy is permitted to make repurchases in the open market, in privately negotiated transactions, accelerated repurchase programs or in structured share repurchase programs. CONSOL Energy is also authorized to enter into one or more 10b5-1 plans with respect to any of the repurchases. Any repurchases of common stock, notes or units are to be funded from available cash on hand or short-term borrowings. The program does not obligate CONSOL Energy to acquire any particular amount of its common stock, notes or units, and can be modified or suspended at any time at the Company’s discretion. The program is conducted in compliance with applicable legal requirements and within the limits imposed by any credit agreement, receivables purchase agreement, indenture or the TMA and is subject to market conditions and other factors.

During the nine months ended September 30, 2018, 281.272 shares of the Company's common stock were repurchased and retired at an average price of $40.03 per share, and 77,536 of the Partnership's common units were purchased at an average price of $17.86 per unit. Additionally, the Company repurchased approximately $21 million of its 11.00% Senior Secured Second Lien Notes.

Total Equity and Dividends

Total equity attributable to CONSOL Energy was $462 million at September 30, 2018 and $344 million at December 31, 2017. See the Unaudited Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.
The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy's Board of Directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CONSOL Energy's financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. The Company's senior secured credit facilities limit CONSOL Energy's ability to pay dividends when the Company's total net leverage ratio exceeds 2.00 to 1.00 and subject to an aggregate amount up to a cumulative credit calculation set forth in the facilities. The total net leverage ratio was 1.63 to 1.00 and the cumulative credit was approximately $84 million at September 30, 2018. The cumulative credit starts with $50 million and builds with excess cash flow commencing in 2018. The calculation of the total net leverage ratio excludes the Partnership. The credit facilities do not permit dividend payments in the event of default. The indenture to the senior secured second lien notes limits dividends when the Company's total net leverage ratio exceeds 2.00 to 1.00 and subject to an amount not to exceed an annual rate of 4.0% of the quoted public market value per share of such common stock at the time of the declaration. The indenture does not permit dividend payments in the event of default.
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
On October 25, 2018, the Board of Directors of CCR's general partner declared a cash distribution of $0.5125 for the quarter ended September 30, 2018 per unit to CCR's limited partner unitholders and the holder of the general partner interest. The cash distribution will be paid on November 15, 2018 to the unitholders of record at the close of business on November 8, 2018.
Off-Balance Sheet Arrangements

CONSOL Energy does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on CONSOL Energy’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q. CONSOL Energy participates in the United Mine Workers of America (the “UMWA”) Combined Benefit Fund and the UMWA 1992 Benefit Plan which generally accepted accounting principles recognize on a pay-as-you-go basis. These benefit arrangements may result in additional liabilities that are not recognized on the Unaudited Consolidated Balance Sheet at September 30, 2018. The various multi-employer benefit plans are discussed in Note 15—Other Employee Benefit Plans in the Notes to the Audited Consolidated Financial Statements in Item 8 of the December 31, 2017 Form 10-K. CONSOL Energy also uses a combination of surety bonds, corporate guarantees and letters of credit to secure its financial obligations for employee-related, environmental, performance and various other items which are not reflected on the Unaudited Consolidated Balance Sheet at September 30, 2018. Management believes these items will expire without being funded. See Note 12—Commitments and Contingent Liabilities in the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CONSOL Energy.

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

•	cybersecurity threats;

•	recent action and the possibility of future action on trade by U.S. and foreign governments; and

•	other unforeseen factors.

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

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy's principal executive officer and principal financial officer, evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CONSOL Energy's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2018 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy's management, including CONSOL Energy's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth repurchases of the Company's common stock during the three months ended September 30, 2018:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (000s omitted) (2)
July 1, 2018 - July 31, 2018	—	$—	—	$74,383
August 1, 2018 - August 31, 2018	—	$—	—	$74,383	(3)
September 1, 2018 - September 30, 2018	190,272	$41.93	190,272	$65,020	(4)
Total	190,272	$41.93
(1) In December 2017, CONSOL Energy's Board of Directors approved a program to repurchase, from time to time, the Company's outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025, in an aggregate amount of up to $50 million through the period ending June 30, 2019. The program was subsequently amended in July 2018 to allow for the repurchase of up to $100 million of the Company's outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025. The repurchases will be effected from time to time on the open market or in privately negotiated transactions or under a Rule 10b5-1 plan.
(2) Management cannot estimate the number of shares that will be repurchased because purchases are made based upon the Company's stock price, the Company's financial outlook and alternative investment options.
(3) As discussed in footnote (1) above, CONSOL Energy's Board of Directors amended the repurchase program to allow the Company to repurchase its outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025 so that the Company could make such purchases in an aggregate amount not to exceed $100 million.
(4) In September 2018, CONSOL Energy utilized approximately $7.978 million to repurchase its common stock. Also in September 2018, CONSOL Energy utilized approximately $1.385 million to repurchase CONSOL Coal Resources LP's common units.
ITEM 4.    MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

ITEM 6.    EXHIBITS

Exhibits	Description	Method of Filing

10.1
Omnibus Amendment, dated as of August 30, 2018, by and among CONSOL Funding LLC, CONSOL Pennsylvania Coal Company LLC, CONSOL Thermal Holdings LLC, CONSOL Energy Inc., CONSOL Marine Terminal LLC and PNC Bank, N.A.
Filed as Exhibit 10.1 to Form 8-K (file No. 001-38147) filed on September 6, 2018

10.2*	CONSOL Energy Inc. Deferred Compensation Plan for Non-Employee Directors	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

95	Mine Safety and Health Administration Safety Data.	Filed herewith

101	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2018, furnished in XBRL).	Filed herewith

*Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 1st day of November, 2018.

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