Form 10-K
period 2018-12-31
CONSOL Energy Inc.
filed 2019-02-08
CIK 1710366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-K
  __________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
1000 CONSOL Energy Drive, Suite 100
Canonsburg, PA 15317-6506
(724) 416-8300
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
 __________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock ($0.01 par value)	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
__________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☐ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate value of common stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $1,067,502,585 as of June 30, 2018, the last business day of the registrant's most recently completed second fiscal quarter, based on the reported closing price of the common stock as reported on The New York Stock Exchange on such date.
The number of shares outstanding of the registrant's common stock as of January 24, 2019 was 27,437,844 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of CONSOL Energy Inc.'s Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2019 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

PART I

Important Definitions Referenced in this Annual Report

•
“CONSOL Energy,” “we,” “our,” “us,” “our Company” and “the Company” refer to CONSOL Energy Inc. and its subsidiaries on or after November 28, 2017 and to CONSOL Mining Corporation and its subsidiaries prior to November 28, 2017, except to the extent of any discussion of the financial condition, results of operations, cash flows, and other business activities of the Company on or prior to November 28, 2017 that relate specifically to the Coal Business, in which case such references shall be to the Predecessor;

•	“Btu” means one British Thermal unit;

•
“Coal Business” prior to November 28, 2017 refers to all of our former parent’s interest in the Pennsylvania Mining Operations (PAMC) and certain related coal assets, including our former parent’s ownership interest in the Partnership, which owns a 25% undivided interest stake in PAMC, the CONSOL Marine Terminal and undeveloped coal reserves (Greenfield Reserves) located in the Northern Appalachian, Central Appalachian and Illinois basins and certain related coal assets and liabilities. References in this report to historical assets, liabilities, products, businesses or activities generally refer to the historical assets, liabilities, products, businesses or activities of the Coal Business as it was conducted as part of our former parent prior to the completion of the separation and distribution;

•	“Coal Business” on or after November 28, 2017 refers to CONSOL Energy Inc.’s interest in the Coal Business;

•
“CONSOL Marine Terminal” refers to the terminal operations located at the Port of Baltimore that were transferred from the Company's former parent to the Company as part of the separation. Prior to November 28, 2017, the CONSOL Marine Terminal was named CNX Marine Terminal. As part of the separation and distribution on November 28, 2017, the terminal changed its name to CONSOL Marine Terminal;

•
“distribution” refers to the pro rata distribution of the Company's issued and outstanding shares of common stock to its former parent's stockholders as of the close of business on the record date for the distribution;

•	“former parent” or “CNX” refers to CNX Resources Corporation and its consolidated subsidiaries;

•	“General Partner” refers to CONSOL Coal Resources GP LLC, a Delaware limited liability company, formerly known as CNX Coal Resources GP LLC;

•
“Greenfield Reserves” means those undeveloped reserves owned by the Company in the Northern Appalachian, Central Appalachian and Illinois basins that are not associated with the Pennsylvania Mining Complex;

•	“mmBtu” means one million British Thermal units;

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

•
“Predecessor” historical assets, liabilities, products, businesses or activities generally refers to the historical assets, liabilities, products, businesses or activities of the Coal Business as the business was conducted as part of our former parent prior to the completion of the separation;

•
“recoverable coal reserves” refer to the Company's proven and probable coal reserves as defined by Industry Guide 7 that could be economically and legally extracted or produced at the time of the reserve determination, taking into account mining recovery and preparation plant yield; and

•
“separation” refers to the separation of the Coal Business from our former parent’s other businesses and the creation, as a result of the distribution, of an independent, publicly-traded company (the Company) to hold the assets and liabilities associated with the Coal Business after the distribution.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of the federal securities laws. With the exception of historical matters, the matters discussed in this Annual Report on Form 10-K are forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involve risks and uncertainties that could cause actual results and outcomes to differ materially from results expressed in or implied by our forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this Annual Report on Form 10-K speak only as of the date of this Annual Report on Form 10-K; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

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

•	an extended decline in the prices we receive for our coal affecting our operating results and cash flows;

•	the risk of our debt agreements, our debt and changes in interest rates affecting our operating results and cash flows;

•	the effect of our affiliated company credit agreement on our cash flows;

•	foreign currency fluctuations that could adversely affect the competitiveness of our coal abroad;

•	our customers extending existing contracts or entering into new long-term contracts for coal on favorable terms;

•	our reliance on major customers;

•	decreases in demand and changes in coal consumption patterns of U.S. electric power generators;

•	our inability to acquire additional coal reserves that are economically recoverable;

•	our inability to collect payments from customers if their creditworthiness declines or if they fail to honor their contracts;

•	our inability to acquire additional coal reserves and other assets;

•
the availability and reliability of transportation facilities and other systems, disruption of rail, barge, processing and transportation facilities and other systems that deliver our coal to market and fluctuations in transportation costs;

•	a loss of our competitive position because of the competitive nature of coal industries, or a loss of our competitive position because of overcapacity in these industries impairing our profitability;

•	coal users switching to other fuels in order to comply with various environmental standards related to coal combustion emissions;

•	the impact of potential, as well as any adopted regulations to address climate change, including any relating to greenhouse gas emissions on our operating costs as well as on the market for coal;

•	the effects of litigation seeking to hold energy companies accountable for the effects of climate change;

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

•
failure by one or more of the third parties to satisfy certain liabilities it acquired from our former parent, or failure to perform its obligations under various arrangements, which our former parent guaranteed and for which we have indemnification obligations to our former parent;

•	information theft, data corruption, operational disruption and/or financial loss resulting from a terrorist attack or cyber incident;

•	operating in a single geographic area;

•	the effects of coordinating our operations with oil and natural gas drillers and distributors operating on our land;

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

•
unfavorable terms in our separation from our former parent, related agreements and other transactions and the Company’s agreement to provide certain indemnification to our former parent following the separation;

•	the Company’s failure to obtain any consents that may be required under existing contracts and other arrangements with third parties;

•	a determination by the IRS that the distribution or certain related transactions should be treated as a taxable transaction;

•	the Company’s ability to engage in desirable strategic or capital-raising transactions after the separation;

•	exposure to potential liabilities arising out of state and federal fraudulent conveyance laws and legal dividend requirements as a result of the separation and related transactions;

•	uncertainty with respect to the Company’s common stock, potential stock price volatility and future dilution;

•
the existence of certain anti-takeover provisions in our governance documents, which could prevent or delay an acquisition of the Company and negatively impact the trading price of the Company’s common stock;

•	adverse effect of cybersecurity threats;

•	recent action and the possibility of future action on trade made by U.S. and foreign governments;

•	our inability to obtain financing for capital expenditures on satisfactory terms;

•	the effect of new tariffs and other trade measures;

•	our inability to find suitable acquisition targets or integrating the operations of future acquisitions into our operations;

•	the effects of hedging transactions on our cash flow;

•	failure to maintain effective internal controls over financial reporting;

•	the failure to receive the benefits of certain contracts assigned to us in the separation but for which consent by our counterparty to such assignment was not given;

•
certain indemnification obligations that we may have to our former parent as a result of the separation and the failure of our former parent to indemnify us for certain indemnity obligations they owe us as a result of the separation;

•	uncertainty regarding the timing of any dividends we may declare;

•	uncertainty as to whether we will repurchase shares of our common stock or outstanding debt securities;

•	restrictions on the ability to acquire us in our certificate of incorporation, bylaws and Delaware law and the resulting effects on the trading price of our common stock;

•	inability of stockholders to bring legal action against us in any forum other than the state courts of Delaware; and

•	other unforeseen factors.

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
The Company was incorporated in Delaware on June 21, 2017 and became an independent, publicly-traded company on November 28, 2017 when our former parent split into two independently traded public companies, a natural gas company known as CNX Resources Corporation, and CONSOL Energy Inc. We and our predecessors have been mining coal, primarily in the Appalachian Basin, since 1864. As part of the separation, our former parent transferred to the Company substantially all of its coal-related assets, including its Pennsylvania Mining Complex, all of its interest in CONSOL Coal Resources LP, the CONSOL Marine Terminal and approximately 1.6 billion tons of Greenfield Reserves located in the Northern Appalachian Basin (“NAPP”), the Central Appalachian Basin (“CAPP”) and the Illinois Basin (“ILB”).
The address of our principal executive offices is 1000 CONSOL Energy Drive, Suite 100, Canonsburg, Pennsylvania 15317. We maintain a website at http://www.consolenergy.com/ and the information contained in or connected to the website will not be deemed to be incorporated in this document, and you should not rely on any such information in making an investment decision.

Our Company

We are a leading, low-cost producer of high-quality bituminous coal, focused on the extraction and preparation of coal in the Appalachian Basin due to our ability to efficiently produce and deliver large volumes of high-quality coal at competitive prices, the strategic location of our mines and the industry experience of our management team. Our predecessors have been mining coal, primarily in the Appalachian Basin, since 1864.

Coal from the PAMC is valued because of its high energy content (as measured in Btu per pound), relatively low levels of sulfur and other impurities, and strong thermoplastic properties that enable it to be used in metallurgical as well as thermal applications. We take advantage of these desirable quality characteristics and our extensive logistical network, which is directly served by both the Norfolk Southern and CSX railroads, to aggressively market our product to a broad base of strategically selected, top-performing power plant customers in the eastern United States. We also capitalize on the operational synergies afforded by the CONSOL Marine Terminal to export our coal to thermal and metallurgical end users in Europe, Asia, South America, and Africa, as well as Canada.
Our operations, including the PAMC and the CONSOL Marine Terminal, have consistently generated strong cash flows. As of December 31, 2018, the PAMC controls 698.5 million tons of high-quality Pittsburgh seam reserves, enough to allow for approximately 25 years of full-capacity production. In addition, we own or control approximately 1.6 billion tons of Greenfield Reserves located in the NAPP, the CAPP and the ILB, which we believe could provide a solid growth platform in the future. Our vision is to maximize cash flow generation through the safe, compliant and efficient operation of this core asset base, while strategically reducing debt, returning capital through share buybacks or dividends, and, when prudent, allocating capital toward compelling growth opportunities.
Our core businesses consist of our:

•
Pennsylvania Mining Complex: The PAMC, which includes the Bailey Mine, the Enlow Fork Mine, the Harvey Mine and the Central Preparation Plant, has extensive high-quality coal reserves. We mine our reserves from the Pittsburgh No. 8 Coal Seam, which is a large contiguous formation of uniform, high-Btu coal that is ideal for high-productivity, low-cost longwall operations. The design of the PAMC is optimized to produce large quantities of coal on a cost-efficient basis. We are able to sustain high production volumes at comparatively low operating costs due to, among other things, our technologically advanced longwall mining systems, logistics infrastructure and safety. All of our mines utilize longwall mining, which is a highly automated underground mining technique that produces large volumes of coal at lower costs compared to other underground mining methods. We own a 75% undivided interest in PAMC, with the remaining 25% being owned by CCR, as discussed below.

•
CCR Ownership: CONSOL Energy owns, directly or indirectly, through CCR's general partner, 61.7% of the partnership, which is comprised of a 1.7% general partner interest and 60.0% limited partner interest. At December 31, 2018, CCR’s assets included a 25% undivided interest in, and full operational control over, the PAMC.

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

A map showing the location of our significant properties is below:

The Company's mission is to improve lives and communities by safely and compliantly producing affordable, reliable energy and profitably growing through innovative technology and perseverance. Our core values of safety, compliance, and continuous improvement are the foundation of the Company’s identity and are the basis for how management defines continued success. We believe the Company’s rich resource base, coupled with these core values, allows management to create value for the long-term. We believe that the use of coal as a principal fuel source for electricity in the United States will continue for many years. Additionally, we believe that as worldwide economies grow, the demand for electricity from fossil fuels will grow as well, resulting in expansion of worldwide demand for our coal.

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
In September 2016, CCR and its wholly owned subsidiary, CONSOL Thermal Holdings LLC (“CONSOL Thermal”), formerly known as CNX Thermal Holdings LLC, entered into a Contribution Agreement with our former parent, CONSOL Pennsylvania Coal Company LLC and Conrhein Coal Company under which CONSOL Thermal acquired an additional 5% undivided interest in and to the Pennsylvania Mining Complex, in exchange for (i) cash consideration in the amount of $21.5 million and (ii) CCR’s issuance of 3,956,496 Class A Preferred Units representing limited partnership interests in CCR at an issue price of $17.01 per Class A Preferred Unit, or an aggregate $67.3 million in equity consideration.
On October 2, 2017, our former parent provided a conversion notice to CCR with respect to all Class A Preferred Units owned by it, and thereafter caused all such Class A Preferred Units to convert, on a 1-to-1 ratio, into common units representing limited partnership interests in CCR.
In connection with the separation, our former parent transferred all of its ownership interest in CCR to the Company, which consisted of (i) 5,006,496 common units and 11,611,067 subordinated units (representing a ~60% limited partnership interest), and (ii) 1.7% general partner interest and all incentive distribution rights (“IDRs”). Subordinated units are not entitled to any distribution from CCR unless CCR makes a minimum quarterly distribution of $0.5125 per common unit. CCR made minimum distributions per subordinated unit equal to the distribution per common unit for thirteen of the fourteen quarters since CCR’s IPO; CCR did not meet the requirement for a subordinated unit distribution with respect to fiscal quarter ended June 30, 2016. IDRs entitle the holder to receive increasing percentages, up to a maximum of 48%, of the available cash CCR distributes from operating surplus in excess of $0.5894 per unit per quarter. The maximum distribution of 48% does not include any distributions that the General Partner or its affiliates may receive on common units, subordinated units, or the General Partner interest that they own.
Our Strategy

Our strategy is to increase stockholder value by safely and compliantly operating our business, developing and growing our existing coal assets and participating in global coal markets. The Company’s coal assets align with our long-term strategic objectives. Our current production, which includes production from the Bailey, Enlow Fork and Harvey mines, can be sold domestically or abroad, as either thermal coal or high volatile metallurgical coal. These low-cost mines, with five longwalls, produce a high-Btu Pittsburgh-seam coal that is lower in sulfur than many Northern Appalachian coals. Our onsite logistics infrastructure at the Central Preparation Plant includes a dual-batch train loadout facility capable of loading up to 9,000 tons of coal per hour and 19.3 miles of track linked to separate Class I rail lines owned by Norfolk Southern and CSX, which significantly increases our efficiency in meeting our customers’ transportation needs. These mines and their logistics infrastructure, along with our 100%-owned CONSOL Marine Terminal, which is served by both Norfolk Southern and CSX, will allow us to continue to participate in the world’s thermal and metallurgical coal markets. The ability to serve both domestic and international markets with premium thermal and crossover metallurgical coal provides tremendous optionality.

In order to continue to carry out our strategy, we will continue to adhere to and pursue the following strategic objectives:
Selectively grow our business to maximize shareholder value by capitalizing on synergies with our assets and expertise
We plan to judiciously direct the cash generated by our operations toward those opportunities that present the greatest potential for value creation to our shareholders, particularly those that take advantage of synergies with our asset base and/or with the expertise of our management team. To that end, we plan to regularly and rigorously evaluate opportunities both for organic growth and for acquisitions, joint ventures and other business arrangements in the coal industry and related industries that complement our core operations. In addition, our ownership interest in CCR provides us with a unique vehicle for generating cash and raising capital, through the potential future drop down of assets into CCR which, if utilized, will allow us to generate cash to assist in the execution of our growth strategy. Both the PAMC and our Greenfield Reserves present the potential for organic growth projects if long-term market conditions are favorable. For example, we are currently negotiating a project to improve the recovery and processing of fine coal from the Central Preparation Plant, which has the potential to add up to 1.5 million tons per year of additional clean coal production without additional mining of raw tons. We are also actively engaged in research and development projects to improve the productivity of our Central Preparation Plant and our longwall operations through the use of technology and automation, such as de-bottlenecking projects at the Central Preparation Plant and shearer automation technology. Moreover, the Harvey Mine’s existing infrastructure, including its bottom development, slope belt and material handling system, is able to support an additional permanent longwall mining system with moderate additional capital investment in mining equipment. Such an investment would further increase the annual production capacity of the PAMC by approximately 5 million tons. Our Greenfield Reserves associated with the potential Mason Dixon and River Mine projects present additional organic growth opportunities in NAPP, and our Greenfield Reserves associated with the Itmann Mine, Martinka Mine and Birch Mine provide actionable organic growth opportunities in the metallurgical coal space, which we are currently evaluating. Our management team has extensive experience in developing, operating and marketing a wide variety of coal assets, and is well qualified to evaluate organic and external growth opportunities. We intend to prudently use our interest in CCR to benefit our growth strategy, and plan to carefully weigh any capital investment decisions against alternate uses of the cash to help ensure we are delivering the most value to our shareholders.
Continue to grow our share at top-performing rail-served power plants in our core market areas, while opportunistically pursuing export and crossover metallurgical opportunities
We plan to seek to minimize our market risk and maximize realizations by continuing to focus on selling coal to strategically-selected, top-performing, rail-served power plants located in our core market areas in the eastern United States. In 2018, our top domestic power plant customers included twelve plants that each took delivery of more than 500,000 tons of PAMC coal. These top power plant customers, which collectively accounted for 88% of our domestic coal shipments in 2018, operated at a 12% greater weighted average capacity factor than other NAPP rail-served plants during January through October (the most recent month for which data are available), and none have announced plans to retire during the next five years. We have grown our share at these plants from 10% in 2012 to 42% in the first ten months of 2018, and we believe we can continue to grow this share by displacing less competitive supply from NAPP, CAPP and other basins. We also plan to continue to work on optimizing our portfolio of top customer plants and identifying and penetrating new plants that we believe are aligned with our strategic objectives and would be a good fit for our coal. For example, we increased the volume of PAMC coal shipped to our two largest domestic customer plants in 2018 from 2.3 million tons in 2017 to 5.5 million tons in 2018. While the majority of our production is directed toward our established base of domestic power plant customers, many of which are secured through annual or multi-year contracts, we also have continued to diversify our portfolio by placing a growing portion of our production in the export and crossover metallurgical markets. These markets provide us with pricing upside when markets are strong and with volume stability when markets are weak. For 2019 and 2020, our contracted position, as of February 7, 2019, is at >95% and 53%, respectively, assuming a 27 million ton annual coal sales volume. We believe our committed and contracted position is well-balanced in hedging against market downside risk while allowing us to continue to build out our portfolio strategically and opportunistically as the market evolves.
Drive operational excellence through safety, compliance, and continuous improvement
We intend to continue focusing on our core values of safety, compliance and continuous improvement. We operate some of the most productive, lowest-cost underground mines in the coal industry, while simultaneously setting some of the industry’s highest standards for safety and compliance. For 2014 through 2018, our Mine Safety and Health Administration (“MSHA”) reportable incident rate was approximately 34% lower than the national average underground bituminous coal mine incident rate. Furthermore, our MSHA significant and substantial (“S&S”) citation rate per 100 inspection hours was approximately 36% lower than the industry’s average MSHA S&S citation rate over the twelve-month period ended December 31, 2018. We believe that our focus on safety and compliance promotes greater reliability in our operations, which fosters long-term customer relationships and lower operating costs that support higher margins. Consistent with our core value of continuous improvement, we have improved our productivity from 5.69 tons per employee hour in 2014 to 7.62 tons per employee hour in 2018, and have reduced our cash costs of coal sold per ton by 21% over this same period. We intend to continue to grow the economic competiveness of our operations by proactively identifying, pursuing and implementing efficiency improvements and new technologies that can drive down unit costs without compromising safety or compliance.
Ability to Access Capital Markets through Various Financing Vehicles
Our controlling ownership interest in the Partnership provides us with a unique vehicle for generating cash and raising capital to pursue our growth strategy. Over time we may drop down assets into CCR. We believe that such drop-downs, if utilized, would allow us to grow CCR’s distributions and potentially increase the value of the units and incentive distribution rights of CCR that we hold. Furthermore, the cash generated from these drop-downs could help us to accelerate the execution of our growth strategy. Finally, we believe that our different classes of securities (common stock and partnership units) provide us with multiple options for accessing capital markets and taking advantage of the best available cost of capital at any given point in time. We believe this is a unique advantage for us compared to other companies in the coal industry.
We have generated significant free cash flow since the separation and distribution, which has allowed us to opportunistically pay down our debt. This reduced leverage on our balance sheet and improved liquidity allows us to pursue attractive organic growth opportunities and accretive acquisitions. We constantly seek to improve our capital market capacity to provide additional funds, if needed, to grow our business.
Our Competitive Strengths
We believe we are well-positioned to successfully execute our business strategies because of the following competitive strengths:
Focus on free cash flow generation supported by industry-leading margins and optimized production levels
We intend to continue our focus on maintaining high margins by optimizing production from our high-quality reserves and leveraging our extensive logistics infrastructure and broad market reach. The PAMC’s low-cost structure, high-quality product, favorable access to rail and port infrastructure and diverse base of end-use customers allow it to move large volumes of coal at positive cash margins throughout a variety of market conditions. For example, despite recent challenging domestic market conditions driven largely by relatively mild weather, low natural gas prices, and stagnant electricity demand, which caused total U.S. coal production to fall by approximately 15% from 2015 to 2018, PAMC managed to grow production by approximately 21% during this same period. Through our recent capital investment program, we have optimized our mining operations and logistics infrastructure to sustainably drive down our cash operating costs. Furthermore, our significant portfolio of multi-year, committed and priced contracts with our longstanding customer base will enhance our ability to sustain high margins in varied commodity price environments. We believe that these factors will help enable us to maintain higher margins per ton on average than our competitors and better position us to maintain profitability throughout commodity price cycles.
Extensive, High-Quality Reserve Base
The PAMC has extensive high-quality reserves of bituminous coal. We mine our reserves from the Pittsburgh No. 8 Coal Seam, which is a large contiguous formation of uniform, high-Btu coal that is ideal for high-productivity, low-cost longwall operations. As of December 31, 2018, the PAMC included 698.5 million tons of recoverable coal reserves that are sufficient to support approximately 25 years of full-capacity production. The advantageous qualities of our coal enable us to compete for demand from a broader range of coal-fired power plants compared to mining operations in basins that typically produce coal with a comparatively lower heat content (ILB and the Powder River Basin (“PRB”)), higher sulfur content (ILB and most areas in NAPP) and higher chlorine content (certain areas of ILB). Our remaining reserves have an average as-received gross heat content of 12,907 Btu/lb, while production from the PRB, ILB, CAPP and the rest of NAPP averages approximately 8,700 Btu/lb, 11,300 Btu/lb, 12,200 Btu/lb and 12,400 Btu/lb, respectively (based on the average quality reported by EIA for U.S. power plant deliveries for the three years ended June 30, 2018). Moreover, our remaining reserves have an average sulfur content of 2.30%, while production from the ILB averages ~2.9% sulfur and production from the rest of NAPP averages ~3.3% sulfur (again, based on EIA power plant delivery data for the three years ended June 30, 2018). With our high Btu content and low-cost structure, our 2018 total costs of tons sold averaged $1.37 per mmBtu, which is lower than any monthly average Louisiana Henry Hub natural gas spot price during the past 20+ years, and provides a strong foundation for competing against natural gas even after accounting for differences in delivered costs and power plant efficiencies. In addition to the substantial reserve base associated with the PAMC, our 1.6 billion tons of Greenfield Reserves in NAPP, CAPP and ILB feature both thermal and metallurgical reserves and provide additional optionality for organic growth or monetization as market conditions allow.

World-Class, Well-Capitalized, Low-Cost Longwall Mining Complex
Since 2006, we have invested over $2.4 billion at the PAMC ($1.5 billion of which has been invested in the past seven years) to develop technologically advanced, large-scale longwall mining operations and related production and logistics infrastructure. As a result, the PAMC is the most productive and efficient coal mining complex in NAPP, averaging 7.31 tons of coal production per employee hour in 2016-2017, compared to 5.57 tons of coal production per employee hour for other currently-operating NAPP longwall mines. For the year ending December 31, 2018, productivity further increased to 7.62 tons of coal per employee hour, compared with an average of 5.18 tons per employee hour for all other currently-operating NAPP longwalls. We believe our substantial capital investment in the PAMC will enable us to maintain high production volumes, low operating costs and a strong safety and environmental compliance record, which we believe are key to supporting stable financial performance and cash flows throughout business and commodity price cycles.
Strategically Located Mining Operations with Advanced Distribution Capabilities and Excellent Access to Key Logistics Infrastructure
Our logistics infrastructure and proximity to coal-fired power plants in the eastern United States provide us with operational and marketing flexibility, reduce the cost to deliver coal to our core markets and allow us to realize higher free-on-board (“FOB”) mine prices. We believe that we have a significant transportation cost advantage compared to many of our competitors, particularly producers in the ILB and PRB, for deliveries to customers in our core markets and to East Coast ports for international shipping. For example, based on publicly available data and internal estimates, we believe that the transportation cost advantage from our mines compared to ILB mines (not accounting for Btu differences) is approximately $3 to $8 per ton for coal delivered to foreign consumers in Europe and India, up to $3 to $5 per ton for coal delivered to domestic customers in the Carolinas, and an even more pronounced cost advantage for coal delivered to domestic customers in the mid-Atlantic states. Our ability to accommodate multiple unit trains at the Central Preparation Plant, which includes a dual-batch loadout facility capable of loading up to 9,000 tons of clean coal per hour and 19.3 miles of track with three sidings, allows for the seamless transition of locomotives from empty inbound trains to fully loaded outbound trains at our facility. Furthermore, the PAMC has exceptional access to export infrastructure in the United States. Through our 100%-owned CONSOL Marine Terminal, served by both the Norfolk Southern and CSX railroads, we are able to participate in the world’s seaborne coal markets with premium thermal and crossover metallurgical coal.
Strong, Well-Established Customer Base Supporting Contractual Volumes
We have a well-established and diverse blue chip customer base, comprised primarily of domestic electric-power-producing companies located in the eastern United States. We have had success entering into multi-year coal sales agreements with our customers due to our longstanding relationships, reliability of production and delivery, competitive pricing and high coal quality. More than 90% of our sales in 2018 were to customer companies that were in our 2017 portfolio, and all but one of our top domestic power plant customers in 2018 (which represent the twelve plants to which we shipped at least 500,000 tons of PAMC coal in 2018), have been in our portfolio for at least five consecutive years. In addition, to mitigate our exposure with respect to coal-fired power plant retirements, we have strategically developed our customer base to include power plants that are economically positioned to continue operating for the foreseeable future and that are equipped with state-of-the-art environmental controls. In 2018, less than 1.5% of our total sales were to domestic power plant customers that have announced plans to retire during the next five years. Moreover, none of our top twelve customer plants, which accounted for 88% of our domestic coal shipments in 2018, have announced plans to retire in the next five years. These top plants operated at a 12% higher weighted average capacity factor than other NAPP rail-served plants in January-October 2018 (the most recent month for which data are available), highlighting their economic competitiveness in the challenging power markets. Since 2012, the Company has increased its market share at these twelve plants from 10% to 42%. In addition to our robust domestic customer base, we also have favorable access to seaborne coal markets through our long-standing commercial relationship with a leading coal trading and brokering customer that maintains a broad market presence with foreign coal consumers. We have grown our exports of PAMC coal to the seaborne thermal and crossover metallurgical markets from an average of 5.5 million tons per year (or approximately 23% of our annual sales volume) in 2015-2016 to 8.0 million tons (or approximately 29% of our annual sales volume) in 2018.
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

CONSOL Energy’s Capital Expenditure Budget

In 2019, CONSOL Energy expects to invest $135 - $155 million in maintenance capital expenditures. The Company continually evaluates potential acquisitions.

Detail Coal Operations

Recoverable Coal Reserves

The Company's estimates of recoverable coal reserves are calculated internally using the face positions of the Pennsylvania Mining Complex’s longwall mines as of December 31, 2018. The December 31, 2018 reserves were estimated using the same techniques and assumptions as in prior years. These estimates are based on geologic data, coal ownership information and current and proposed mine plans. CONSOL Energy's recoverable coal reserves are proven and probable reserves that could be economically and legally extracted or produced at the time of the reserve determination, taking into account mining recovery and preparation plant yield. These estimates are periodically updated to reflect past coal production, new drilling information and other geologic or mining data. Acquisitions or dispositions of coal properties will also change these estimates. Changes in mining methods may increase or decrease the recovery basis for a coal seam, as will changes in preparation plant processes. The ability to update or modify the estimates of the Company's recoverable coal reserves is restricted to the exploration group and all modifications are documented.

“Reserves” are defined by SEC Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Industry Guide 7 divides reserves between “Proven (Measured) Reserves” and “Probable (Indicated) Reserves,” which are defined as follows:

•
“Proven (Measured) Reserves.” Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; and grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

•
“Probable (Indicated) Reserves.” Reserves for which quantity and grade and/or quality are computed from information similar to that used for Proven (Measured) Reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for Proven (Measured) Reserves, is high enough to assume continuity between points of observation.

Spacing of points of observation for confidence levels in the Company's reserve calculations is based on guidelines in U.S. Geological Survey Circular 891 (Coal Resource Classification System of the U.S. Geological Survey). CONSOL Energy's estimates for proven reserves have the highest degree of geologic assurance. Because of the well-known continuity of the Pittsburgh No. 8 Coal Seam, estimates for proven reserves are based on points of observation that are equal to or less than 3,000 feet, and estimates for probable reserves are computed from points of observation that are between 3,000 feet and 7,920 feet apart.

The Company's estimates of recoverable coal reserves do not rely on isolated points of observation. Small pods of reserves based on a single observation point are not considered; continuity between observation points over a large area is necessary for proven or probable reserves.

The Company's recoverable coal reserves fall within the range of commercially marketed coal grades in the United States. The marketability of coal depends on its value-in-use for a particular application, and this is affected by coal quality, including sulfur content, ash content and heating value. Modern power plant boiler design aspects can compensate for coal quality differences that occur. As a result, all of the Company's coal can be marketed for the electric power generation industry. In addition, the Company's reserves currently exhibit thermoplastic behavior suitable for cokemaking, which enables it, if market dynamics are favorable, to capture greater margins from selling its coal in the metallurgical market to cokemakers and steel manufacturers who utilize modern cokemaking technologies. The addition of this crossover market adds additional assurance that CONSOL Energy's recoverable coal reserves are commercially marketable.

At December 31, 2018, the Company had an estimated 2.3 billion tons of recoverable coal reserves. As of December 31, 2018, the PAMC included 698.5 million tons of recoverable coal reserves that are sufficient to support approximately 25 years of full-capacity production. Estimates of the Company’s recoverable coal reserves have historically been calculated both by internal geologists and engineers and independent third parties. Reserve estimates and evaluation processes are periodically audited by independent third parties to ensure accuracy.

The Company’s recoverable coal reserves include 87 million tons of undeveloped reserves that are classified as high-vol, mid-vol or low-vol metallurgical coal. Additionally, worldwide demand for metallurgical coal allows some of our recoverable coal reserves, currently classified as thermal coal but that possess certain qualities, to be sold as metallurgical coal. The extent to which we can sell thermal coal as crossover metallurgical coal depends upon a number of factors, including the quality characteristics of the reserve, the specific quality requirements and constraints of the end-use customer and market conditions (which affect whether customers are compelled to substitute lower-quality crossover coal for higher-quality metallurgical coal in their blends to realize economic benefits). The addition of this cross-over market adds additional assurance to the Company that all of its recoverable coal reserves are commercially marketable.
The Company assigns coal reserves to each mine within the Pennsylvania Mining Complex. The amount of coal we assign to the Pennsylvania Mining Complex generally is sufficient to support mining through the duration of our current mining permit. Under federal law, we must renew our mining permits every five years. All assigned reserves have their required permits or governmental approvals, or there is a high probability that these approvals will be secured. In addition, the Pennsylvania Mining Complex may have access to additional reserves that have not yet been assigned. We refer to these reserves as accessible. Accessible reserves are recoverable coal reserves that can be accessed by an existing mining complex, utilizing the existing infrastructure of the complex to mine and to process the coal in this area. Mining an accessible reserve does not require additional capital spending beyond that required to extend or to continue the normal progression of the mine, such as the sinking of airshafts or the construction of portal facilities.
Some reserves may be accessible by more than one mine because of the proximity of many of our mines to one another. In the table below, the accessible reserves indicated for a mine are based on our review of current mining plans and reflect our best judgment as to which mine is most likely to utilize the reserve. Assigned and unassigned coal reserves are recoverable coal reserves which are either owned or leased. The leases have terms extending up to 30 years and generally provide for renewal through the anticipated life of the associated mine. These renewals are exercisable by the payment of minimum royalties. Under current mining plans, assigned reserves reported will be mined out within the period of existing leases or within the time period of probable lease renewal periods.

Pennsylvania Mining Complex
Pennsylvania Mining Complex. The Pennsylvania Mining Complex is located in Enon, Pennsylvania and consists of three deep longwall mining operations, the Bailey Mine, the Enlow Fork Mine and the Harvey Mine, and a centralized preparation plant. The design of the PAMC is optimized to produce large quantities of coal on a cost-efficient basis. The PAMC is able to sustain high production volumes at comparatively low operating costs due to, among other things, its technologically advanced longwall mining systems, logistics infrastructure and safety. All of the PAMC's mines utilize longwall mining, which is a highly automated underground mining technique that produces large volumes of coal at lower costs compared to other underground mining methods. The PAMC typically operates five longwalls and 15-17 continuous mining sections. The current annual production capacity of the PAMC is approximately 28.5 million tons of coal. The central preparation plant is connected via conveyor belts to each of the PAMC's mines and cleans and processes up to 8,200 tons of coal per hour. The PAMC's on-site logistics infrastructure at the central preparation plant includes a dual-batch train loadout facility capable of loading up to 9,000 tons of coal per hour and 19.3 miles of track linked to separate Class I rail lines owned by Norfolk Southern and CSX, which significantly increases the PAMC's efficiency in meeting its customers' transportation needs.
Bailey Mine. The Bailey Mine is the first mine developed at the Pennsylvania Mining Complex. As of December 31, 2018, the Bailey mine’s assigned and accessible reserve base contained an aggregate of 163.4 million tons of clean recoverable coal with an average as-received gross heat content of approximately 12,890 Btus per pound and an approximate average pounds of sulfur dioxide per mmBtu of 4.05. Construction of the slope and initial air shaft began in 1982. The slope development reached the coal seam at a depth of approximately 600 feet and, following development of the slope bottom, commercial coal production began in 1984. Longwall mining production commenced in 1985, and the second longwall was placed into operation in 1987. In 2010, a new slope and overland belt system was commissioned, which allowed a large percentage of the Bailey mine to be sealed off. For the years ended December 31, 2018, 2017 and 2016, the Bailey mine produced 12.7, 12.1 and 12.1 million tons of coal, respectively. The Bailey mine typically employs six to seven continuous mining units to develop the mains and gate roads for its longwall panels.
Enlow Fork Mine. The Enlow Fork Mine is located directly north of the Bailey Mine. As of December 31, 2018, the Enlow Fork mine’s assigned and accessible reserve base contained an aggregate of 333.6 million tons of clean recoverable coal with an average as-received gross heat content of approximately 12,940 Btus per pound and an approximate average pounds of sulfur dioxide per mmBtu of 3.21. Initial underground development was started from the Bailey mine while the Enlow Fork slope was being constructed. Once the slope bottom was developed and the slope belt became operational, seals were constructed to separate the two mines. Following development of the slope bottom, commercial coal production began in 1989. Longwall mining production commenced in 1991, and the second longwall came online in 1992. In 2014, a new slope and overland belt system was commissioned and a substantial portion of the Enlow Fork mine was sealed. For the years ended December 31, 2018, 2017 and 2016, the Enlow Fork mine produced 9.9, 9.2 and 9.6 million tons of coal, respectively. The Enlow Fork mine typically employs six to seven continuous mining units to develop the mains and gate roads for its longwall panels.
Harvey Mine. The Harvey Mine is located directly east of the Bailey and Enlow Fork Mines. As of December 31, 2018, the Harvey mine’s assigned and accessible reserve base contained an aggregate of 201.5 million tons of clean recoverable coal with an average as-received gross heat content of approximately 12,870 Btus per pound and an approximate average pounds of sulfur dioxide per mmBtu of 3.76. Similar to the Enlow Fork mine, the Harvey mine was developed off of the Bailey mine’s slope bottom. Once the slope for the Harvey mine was placed into operation, seals were built to separate the two mines, and the original slope was dedicated solely to the Harvey mine, which eliminated the need to make significant capital expenditures to develop, among other things, a new slope, air shaft and portal facility. Development of the Harvey mine began in 2009, and construction of the supporting surface facilities commenced in 2011. Longwall mining production commenced in March 2014. For the years ended December 31, 2018, 2017 and 2016, the Harvey mine produced 5.0, 4.8 and 3.0 million tons of coal, respectively. The Harvey mine typically employs three continuous mining units to develop the mains and gate roads for its longwall panels. The Harvey mine’s existing infrastructure, including its bottom development, slope belt and material handling system, has the capacity to add one incremental permanent longwall mining system with additional mine development and capital investment.

The following table provides the location of our active mining complexes that are part of the PAMC and the coal reserves associated with each operation.

CONSOL ENERGY PENNSYLVANIA MINING COMPLEX
Proven and Probable Assigned and Accessible Coal Reserves as of December 31, 2018 and 2017

							Recoverable
				Average	As Received Heat		Coal Reserves(2)
	Preparation			Seam	Value(1)				Tons in
	Facility	Reserve	Coal	Thickness	(Btu/lb)		Owned	Leased	Millions
Mine/Reserve	Location	Class	Seam	(feet)	Typical	Range	(%)	(%)	12/31/2018	12/31/2017
ASSIGNED–OPERATING
PA Mining Operations
Bailey	Enon, PA	Assigned Operating	Pittsburgh	7.4	12,940	12,810 – 13,040	41%	59%	62.3	75.4
		Accessible	Pittsburgh	7.5	12,860	12,670 – 13,140	65%	35%	101.1	169.8
Enlow Fork	Enon, PA	Assigned Operating	Pittsburgh	7.5	13,010	12,850 – 13,190	95%	5%	82.0	93.4
		Accessible	Pittsburgh	7.6	12,910	12,650 – 13,150	74%	26%	251.6	202.1
Harvey	Enon, PA	Assigned Operating	Pittsburgh	6.9	13,030	12,900 – 13,200	93%	7%	43.6	57.8
		Accessible	Pittsburgh	7.7	12,830	12,790 – 13,190	99%	1%	157.9	137.0
Total Assigned Operating and Accessible									698.5	735.5

(1)
The heat values (gross calorific values) shown for Assigned Operating reserves are based on the 2018 actual quality and five-year forecasted quality for each mine/reserve, assuming that the coal is washed to an extent consistent with normal full-capacity operation of each mine's/complex’s preparation plant. Actual quality is based on laboratory analysis of samples collected from coal shipments delivered in 2018. Forecasted quality is derived from exploration sample analysis results, which have been adjusted to account for anticipated moisture and for the effects of mining and coal preparation. The heat values (gross calorific values) shown for Accessible Reserves are on an as-received basis (dry values obtained from drill hole analyses, adjusted for moisture) and are prorated by the associated Assigned Operating product values to account for similar mining and processing methods.

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

(3)
Recoverable coal reserves decreased 37 million tons from December 31, 2017 to December 31, 2018, as a result of producing 27.6 million tons in the year ended December 31, 2018, as well as a reduction of 9.4 million tons from a re-evaluation and reallocation of recoverable coal reserves among the three mines at the PAMC.

The following table sets forth our assigned non-operating and unassigned recoverable coal reserves by region:

CONSOL Energy ASSIGNED Non-Operating and UNASSIGNED Recoverable Coal Reserves as of December 31, 2018 and 2017

					Recoverable
		Recoverable Reserves(2)			Coal Reserves
				Tons in	(Tons in
	As Received Heat	Owned	Leased	Millions	Millions)
Coal Producing Region	Value(1) (Btu/lb)	(%)	(%)	12/31/2018	12/31/2017
Northern Appalachia (Pennsylvania, Ohio, Northern West Virginia) (3)	11,400 – 14,000	85%	15%	1,080.9	1,080.9
Central Appalachia (Virginia, Southern West Virginia)	12,400 – 14,100	75%	25%	164.9	164.9
Illinois Basin (Illinois, Western Kentucky, Indiana)	11,600 – 12,000	77%	23%	316.4	316.4
Total		82%	18%	1,562.2	1,562.2
_______________

(1)
The heat value (gross calorific values) estimates for Northern Appalachian and Central Appalachian Assigned Non-Operating and Unassigned coal reserves are on an as-received basis and include adjustments for moisture that may be added during mining or processing as well as for dilution by rock lying above or below the coal seam. For Assigned Non-Operating coal reserves, the mining and processing methods previously in use are used for these estimates. The heat value estimates for the Illinois Basin Unassigned reserves are based primarily on exploration drill core data that may not include adjustments for moisture added during mining or processing, or for dilution by rock lying above or below the coal seam.

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

(3)
143.3 million tons of the Northern Appalachia leased tons are controlled by Consolidation Coal Company, a former subsidiary of our former parent that was sold in December 2013. As of filing, these tons are still controlled by Consolidation Coal Company but are shown in CONSOL Energy's reserves due to a binding agreement that these tons will be released to CONSOL Energy upon the assignment of the underlying lease to CONSOL Energy.

.

The following table classifies the Company's coal by rank, projected sulfur dioxide emissions and heating value (British thermal units per pound). The table also classifies bituminous coal as high, medium and low volatile which is based on fixed carbon and volatile matter.

CONSOL Energy Proven and Probable Recoverable Coal Reserves
By Product (In Millions of Tons) as of December 31, 2018

	≤ 1.20 lbs.	> 1.20 ≤ 2.50 lbs.	> 2.50 lbs.		Percent By
By Region	S02/MMBtu	S02/MMBtu	S02/MMBtu	Total	Product
Metallurgical:
High Vol A Bituminous (NAPP)	—	39.6	—	39.6	1.7%
Med Vol Bituminous (CAPP)	5.1	—	—	5.1	0.2%
Low Vol Bituminous (CAPP)	16.0	26.3	—	42.3	1.9%
Total Metallurgical	21.1	65.9	—	87.0	3.8%
Thermal(1):
NAPP	—	16.5	1,723.3	1,739.8	77.0%
CAPP	46.0	71.5	—	117.5	5.2%
ILB	—	101.1	215.3	316.4	14.0%
Total Thermal	46.0	189.1	1,938.6	2,173.7	96.2%
Total	67.1	255.0	1,938.6	2,260.7	100.0%
Percent of Total	3.0%	11.3%	85.7%	100.0%
_______________

(1)
143.3 million tons of the Northern Appalachia product are controlled by Consolidation Coal Company, a former subsidiary of our former parent that was sold in December 2013. As of this filing, these tons are still controlled by Consolidation Coal Company but are shown in CONSOL Energy’s reserves due to a binding agreement that these tons will be released to CONSOL Energy upon the assignment of the underlying lease to CONSOL Energy.

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

The following table sets forth the total royalty tonnage and the amount of income (net of related expenses) we received from royalty payments for the years ended December 31, 2018, 2017 and 2016.

	Total	Total
	Royalty	Royalty
	Tonnage	Income *
Year	(in thousands)	(in thousands)
2018	6,163	$21,917
2017	7,656	$26,023
2016	7,847	$19,725

* Excludes advanced mining royalty payments received of $2,805, $2,066 and $14 during the years ended December 31, 2018, 2017 and 2016, respectively.

Royalty tonnage leased to third parties is not included in the amounts of produced tons that we report. Recoverable reserves do not include reserves attributable to properties that we lease to third parties.

Production

In the year ended December 31, 2018, 100% of the Company's production came from underground mines equipped with longwall mining systems. The Company employs longwall mining techniques in its underground mines where the geology is favorable and reserves are sufficient. Underground longwall mining uses continuous mining units to develop the mains and gate roads for longwall panels. The longwall systems are highly mechanized, capital intensive operations to efficiently extract coal within the longwall panels. Mines using longwall systems have a low variable cost structure compared with other types of mines and can achieve high productivity levels compared with those of other underground mining methods. Because the Company has substantial reserves readily suitable to these operations, the Company believes that these longwall mines can increase capacity at a low incremental cost.

The following table shows the production, in millions of tons, for the Company's mines for the years ended December 31, 2018, 2017 and 2016, the location of each mine, the type of mine, the type of equipment used at each mine, method of transportation and the year each mine was established or acquired by us.

	Preparation				Tons Produced			Year
	Facility	Mine	Mining		(in millions)			Established
Mine	Location	Type	Equipment	Transportation	2018	2017	2016	or Acquired
PA Mining Operations
Bailey	Enon, PA	U	LW/CM	R R/B	12.7	12.1	12.1	1984
Enlow Fork	Enon, PA	U	LW/CM	R R/B	9.9	9.2	9.6	1990
Harvey	Enon, PA	U	LW/CM	R R/B	5.0	4.8	3.0	2014
Total					27.6	26.1	24.7

U	–	Underground
LW	–	Longwall
CM	–	Continuous Miner
R	–	Rail
R/B	–	Rail to Barge

Coal Marketing and Sales

The following table sets forth the Company produced tons sold and average sales price for the period indicated:

	Years Ended December 31,
	2018	2017	2016
Company Produced PA Mining Operations Tons Sold (in millions)	27.7	26.1	24.6
Average Sales Price per Ton Sold– PA Mining Operations	$49.28	$45.52	$43.31

We sell coal produced by our mines and additional coal that is purchased by us for resale from other producers. We maintain a United States sales office in Pittsburgh. Approximately 68% of our 2018 coal sales were made to U.S. electric generators, 29% of our 2018 coal sales were priced on export markets and 3% of our 2018 coal sales were made to other domestic customers. Approximately 65% of our 2017 coal sales were made to U.S. electric generators, 32% of our 2017 coal sales were priced on export markets and 3% of our 2017 coal sales were made to other domestic customers. Approximately 75% of our 2016 coal sales were made to U.S. electric generators, 22% of our 2016 coal sales were priced on export markets and 3% of our 2016 coal sales were made to other domestic customers. We had sales to approximately 35 customers from our 2018 coal operations. During 2018, three customers each comprised over 10% of our coal sales, aggregating approximately 57% of our sales. Annual metallurgical coal revenues for the past three years ranged from $68.3 million to $82.1 million.

Coal Contracts and Pricing

We sell coal to an established customer base through opportunities as a result of strong business relationships, or through a formalized bidding process. Contract volumes range from a single shipment to multi-year agreements for millions of tons of coal. The average contract term is between one to three years. As a normal course of business, efforts are made to renew or extend contracts scheduled to expire. Although there are no guarantees, we generally have been successful in renewing or extending contracts in the past. For the year ended December 31, 2018, approximately 68% of all the coal we produced was sold under contracts with terms of one year or more.
We expect total consolidated Pennsylvania Mining Complex annual sales to be approximately 27 million tons for 2019 and 2020. Coal pricing for contracts with terms of one year or less is generally fixed. Coal pricing for multiple-year agreements generally provides the opportunity to periodically adjust the contract prices through pricing mechanisms consisting of one or more of the following:

•	Fixed price contracts with pre-established prices;

•	Periodically negotiated prices that reflect market conditions at the time;

•	Price restricted to an agreed-upon percentage increase or decrease;

•	Base-price-plus-escalation methods which allow for periodic price adjustments based on inflation indices or other negotiated indices; or

•	Positive electric power price-related adjustments.

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
Of our 2018 sales tons, approximately 68% were sold to U.S. electric generators, 29% were priced on export thermal markets and 3% were sold to other domestic customers. In 2018, we derived greater than 10% of our total coal sales revenue from three customers. As of January 1, 2019, we had six sales agreements with these customers that expire at various times in 2019 through 2021.
During the past three years, our average realization (sales price per ton sold) for coal produced from the PAMC increased from $43.31/ton in 2016 to $49.28/ton in 2018. Pricing for our product depends strongly on conditions in the domestic thermal coal market, which accounted for at least 68% of our total sales volumes in each of 2016, 2017, and 2018.
The prices we are able to achieve in the domestic thermal market depend on a number of factors, including: (i) the supply-demand balance for Northern Appalachian coal, (ii) prices for other competing sources of energy used for electricity generation, such as natural gas, (iii) power prices in the regions we serve, (iv) prices for coals from other basins (including the Central Appalachian Basin, Illinois Basin, and Powder River Basin) that compete in these same regions, and (v) pricing under our longer-term contracts, which may have been entered into under different market conditions. Lower natural gas prices, coupled with increased capacity from new natural gas combined-cycle power plants, put pressure on power prices and on the demand for coal-fired electric power generation. Colder winter weather in 2018, coupled with more normal summer weather have allowed power plants to draw their inventories down further and contributed to a rebound in demand. These factors affect the prices that we are able to achieve in the domestic thermal markets as older contracts roll off and are replaced by new contracts. Similarly, imbalances in global supply and demand for coal can cause substantial variability in pricing in the export thermal market and the export metallurgical market.
Terminal Services
In 2018, approximately 12.4 million tons of coal were shipped through the CONSOL Marine Terminal owned by our subsidiary, CONSOL Marine Terminals LLC. Approximately 60% of the tonnage shipped was produced by the Pennsylvania Mining Complex. The terminal can either store coal or load coal directly into vessels from rail cars. It is also one of the few terminals in the United States served by two railroads, Norfolk Southern Corporation and CSX Transportation Inc. CONSOL Marine Terminal has significant storage capacity of 1.1 million tons with more than thirty acres of capacity for stockpiles. The facility possesses extensive blending capabilities, and has handled over 11 million tons of coal per year on average since 2010, with a potential maximum throughput capacity of 15 million tons annually.

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
Environmental Laws

Clean Air Act. The federal Clean Air Act (“CAA”) and corresponding state and local laws and regulations affect all aspects of coal mining operations, both directly and indirectly. The CAA directly impacts our coal mining operations through permitting and emission control requirements for the construction or modification of certain facilities. Indirectly. the CAA affects the U.S. coal industry by extensively regulating the air emissions of coal-fired electric power generating plants operated by our customers.
Coal impurities are released into the air when coal is burned and the CAA regulates specific emissions, such as sulfur and mercury. These regulations restricting emissions from coal-fired electric generating plants increase the costs to operate and could affect demand for coal as a fuel source, therefore potentially affecting the volume of our sales. Moreover, additional environmental regulations increase the likelihood that existing coal-fired electric generating plants will be decommissioned, including plants to which the Company sells coal, and reduce the likelihood that new coal-fired plants will be built in the future.
Mercury and Air Toxics Standards Rule. In 2012, the United States Environmental Protection Agency (“EPA”) promulgated or finalized several rules for New Source Performance Standards (“NSPS”) for coal and oil-fired power plants. NSPS are technology-based standards that vary depending on the particular source, such as a coal-fired electric generating plant, and can have a significant influence on the cost of using coal as a fuel source. The EPA's 2012 Mercury and Air Toxics Standards rule (“MATS Rule”) established NSPS for coal-fired electric generating units particulate matter (“PM”), sulfur dioxide (“SO2”) and nitrogen oxides (“NOX”). The MATS Rule also established national emission standards for hazardous air pollutants (“NESHAP”) for coal-fired electric generating units for certain impurities such as mercury. Unlike pollutants regulated by an NSPS, pollutants regulated by a NESHAP require the maximum achievable control technology (“MACT”) be used to control emissions of the pollutant.The application of a MACT standard is generally more costly than other control technology standards, and prompted the closure of some facilities. The rule was challenged, ultimately rejected by the U.S. Supreme Court on June 29, 2015 for failing to consider the costs imposed by the MATS Rule, and remanded to the Court of Appeals for the D.C. Circuit (“D.C. Circuit”) to determine whether to allow the EPA to address the rule’s deficiencies or to vacate and nullify the rule. In April 2017, the D.C. Circuit granted the EPA's request to stay the case to allow the agency to fully review the rule. Nevertheless, many coal-fired electric power generators have already taken steps to comply with the MATS Rule as such required control and operational modifications can take significant time to install and/or implement. On December 28, 2018, the EPA proposed to revise the 2016 supplemental cost finding for the MATS Rule, as well as the related risk and technology review required by the CAA. Under the proposal, the emissions standards and other requirements of the MATS Rule would remain in place while the EPA's methodology for assessing the costs and benefits of the rule were being modified.
National Ambient Air Quality Standards. The CAA requires the EPA to set National Ambient Air Quality Standards (“NAAQS”) for six pollutants considered harmful to public health and the environment (“Criteria Pollutants”). In recent years, the EPA has adopted more stringent NAAQS for these Criteria Pollutants, which could directly or indirectly impact mining operations through the identification of new non-attainment areas which could prompt local changes to permitting or emissions control requirements, as prescribed by federally mandated state implementation plans. The primary NAAQS set the permissible level of a particular Criteria Pollutant in the ambient air. In 2015, the EPA finalized the NAAQS for ozone pollution and reduced the limit to 70 parts per billion (ppb) from the previous 75 ppb standard. The final rule was challenged in the D.C. Circuit. On April 7, 2017, the EPA advised the D.C. Circuit that it intended to reconsider the final rule and the Court subsequently stayed the litigation pending further action by the EPA. In August 2018, the EPA ultimately decided not to revisit the rule. As a result, the D.C. Circuit lifted its stay of the 2015 ozone NAAQS rule imposing the 70 ppb ambient air quality standard.
Cross-State Air Pollution Rule. On July 6, 2011, the EPA finalized the Cross-State Air Pollution Rule (“CSAPR”). CSAPR regulates cross-border emissions of criteria air pollutants such as SO2 and NOX, particulate matter (“PM2.5”) and ozone by requiring states to limit emissions from sources that “contribute significantly” to noncompliance with air quality standards. If the ambient levels of criteria air pollutants are above the thresholds set by the EPA, a region is considered to be in “nonattainment” for that pollutant and the EPA applies more stringent control standards for sources of air emissions located in the region. Implementation of CSAPR is being accomplished in phases: Phase 1 began in 2015 and Phase 2 began in 2017. In September 2016, the EPA finalized revisions to the CSAPR. As of May 2017, this rule limits summertime NOX emissions from power plants in 22 states in the eastern United States, which may have an impact on how coal-fired electric-generating units are utilized in this region.
Clean Power Plan. On September 20, 2013, the EPA issued a new proposal, “Carbon Pollution Standard for New Power Plants”, to establish separate NSPS for CO2 emissions for natural gas-fired turbines and coal-fired units. This rule was finalized in late 2015, immediately challenged by multiple parties and in August 2017, was stayed by the D.C. Circuit to allow the Trump Administration's EPA to review the rule.
In June 2014, the EPA announced its Clean Power Plan (“CPP”) intended to cut carbon emissions from existing power plants and published a proposed rule for public comment. Under the CPP, the EPA would create emission guidelines for states to follow in developing plans to address greenhouse gases (“GHGs”) - predominantly through CO2 emissions reductions - from existing fossil fuel-fired electric generating units. However, following numerous challenges to the CPP, the U.S. Supreme Court stayed the effective date of the CPP. Subsequently, on October 16, 2017, the EPA formally proposed repeal of the CPP and later solicited comments on CO2 control measures that can be implemented at coal-fired electricity generating facilities.
In August 2018, the EPA released a proposed rule to replace the CPP: the Affordable Clean Energy (“ACE”) rule. The ACE rule sets GHG guidelines for states to ultimately establish emissions limits and standards for existing coal-fired electric generating facilities. The proposed ACE rule is less stringent than the CPP, as it does not establish emission reduction standards or targets for states; rather, the rule proposes a list of technologies that states can use to establish standards of performance for power generating units within their jurisdiction. The EPA projects the ACE rule to result in no change in total electric generating capacity, and increased coal production for power sector use by 2025.
National Environmental Policy Act (“NEPA”). NEPA requires federal agencies to assess the environmental effects of their proposed actions prior to taking a “major Federal action”, which encompasses agencies' decisions on our permitting applications and adoption of land management actions.When we propose activities that fall under federal jurisdiction, we are subject to NEPA reviews, which may create delays in project review and authorization timeframes, or increase the cost of compliance. In April 2017, pursuant to executive order, the Council on Environmental Quality (“CEQ”) - the federal agency charged with overseeing implementation of NEPA - withdrew its “Final Guidance for Federal Departments and Agencies on Consideration of Greenhouse Gas Emissions and the Effects of Climate Change in National Environmental Policy Act Reviews.” This guidance previously directed agencies to consider proposed actions' effects on climate change (including GHGs emission), and may have created additional delays and costs in the NEPA review process for the energy industry that are now no longer in place. Additionally, pursuant to Executive Order 13807 issued in August 2017, the CEQ has issued an Advance Notice of Proposed Rulemaking on NEPA that seeks to streamline the NEPA process, while also minimizing unnecessary litigation, cost, and delay for project proponents. The CEQ's proposed revisions to NEPA have yet to be updated, though the comment period for the rulemaking closed in August 2018. Nevertheless, certain Federal courts have held that GHGs must be considered under NEPA prior to a federal agency taking a “major Federal action.”
Clean Water Act. The federal Clean Water Act (“CWA”) and corresponding state laws affect our coal operations by regulating discharges into certain waters, primarily through permitting. CWA permits - issued either by the EPA or an analogous state agency - typically require regular monitoring and compliance with limitations on defined pollutants and reporting requirements. Specific to the Company's operations, CWA permits and corresponding state laws often require (1) treatment of discharges from coal mining properties for non-traditional pollutants, such as chlorides, selenium and dissolved solids and (2) requirements to dispose of produced wastes and other oil and gas wastes at approved disposal facilities.
In order to obtain a permit for certain coal mining activities, including the construction of coal refuse areas and slurry impoundments, an operator may need to obtain a permit for the discharge of fill material from the Army Corps of Engineers (“ACOE”) and/or a discharge permit from the state regulatory authority under the state counterpart to the CWA. Beginning in early 2009, the EPA took a number of initiatives that have resulted in delays and obstruction of the issuance of such permits for surface mining operations in the Appalachian states, including Pennsylvania where the Pennsylvania Mining Complex is located. Increased oversight of delegated state programmatic authority, coupled with individual permit review and additional requirements imposed by the EPA, has resulted in delays in the review and issuance of permits. In addition, the Spill Prevention, Control and Countermeasure (“SPCC”) requirements of the CWA apply to all our operations that use or produce oil and require the implementation of plans to address any spills and the installation of secondary containment around all storage tanks. These requirements under the CWA and SPCC may cause us to incur significant additional costs that could adversely affect our operating results, financial condition, and cash flows.
Additionally, which waterbodies are subject to the CWA has been in dispute for years. In June 2015, the EPA issued a rule to clarify which waterways are subject to federal jurisdiction under the CWA, known as the Clean Water Rule. This rule was quickly challenged and nationwide implementation was blocked by a federal appeals court. The Clean Water Rule would impose additional permitting obligations on the Company's operations by increasing the number of waterbodies subject to CWA permitting and other regulations. On February 28, 2017, President Trump issued an executive order prompting the EPA and ACOE to consider replacing the blocked Clean Water Rule. On December 11, 2018, the EPA and the ACOE proposed a new regulation to determine which waterbodies are subject to federal jurisdiction. The new proposal would lessen the number of waterbodies subject to the CWA as compared to the Clean Water Rule.
On November 3, 2015, the EPA published the final Effluent Limitations Guidelines and Standards (“ELG”) rule, revising the regulations for the Steam Electric Power Generating category, which became effective on January 4, 2016. The rule sets the first federal limits on the levels of toxic metals in wastewater that can be discharged from power plants. On September 13, 2017, the EPA finalized a rule postponing for two years certain applicability dates for specific waste streams subject to the effluent limitations. The applicability date of the stricter effluent limits is the subject of on-going litigation. Nevertheless, the combined effect of the coal combustion residuals rule (“CCR Rule”) (discussed below) and ELG regulations has compelled power generating companies to close existing ash ponds and may force the closure of certain older existing coal burning power plants that cannot comply with the new standards.
Resource Conservation and Recovery Act. The federal Resource Conservation and Recovery Act (“RCRA”) and corresponding state laws and regulations affect coal mining by imposing requirements for the treatment, storage and disposal of certain wastes created throughout the coal mining process. Facilities where certain regulated wastes have been treated, stored or disposed of are subject to RCRA and may receive corrective action orders for instances of non-compliance. Compliance with these regulations and receiving corrective action orders could adversely affect our results, financial condition and cash flows. RCRA is particularly important in the coal industry because it regulates coal combustion residuals (“Residuals”) - byproducts of coal combustion. In April 2015, the EPA published Residuals regulations under RCRA for the disposal of Residuals from electric utilities and independent power producers. Importantly, Residuals are regulated under RCRA as “non-hazardous” waste and avoid the stricter, more costly, regulations under RCRA's “hazardous” waste rules. Notably, the CCR Rule does not apply to Residuals placed in active or abandoned underground or surface mines. In 2018, the EPA proposed two types of alternative performance standards related to Residuals disposal. As proposed, these alternative standards appear to be less stringent than the current CCR Rule. However, these alternatives have not been finalized.
Surface Mining Control and Reclamation Act. The federal Surface Mining Control and Reclamation Act (“SMCRA”) establishes minimum environmental standards for operational mines as well as reclamation standards for reclaiming post-operational mined land. The U.S. Office of Surface Mining (“OSM”) is responsible for issuing permits applying these standards to individual mining operations. However, states that operate federally approved state programs may impose standards which are more stringent than the requirements of SMCRA and OSM's regulations and in many instances have done so. The Pennsylvania Mining Complex is located in states which have achieved primary jurisdiction for enforcement of SMCRA through approved state programs. In addition, SMCRA imposes a reclamation fee on all current mining operations, the proceeds of which are deposited in the Abandoned Mine Reclamation Fund, which is used to restore unreclaimed and abandoned mine lands mined before 1977. The current per ton fee is $0.12 per ton for underground mined coal. This fee is currently scheduled to be in effect until September 30, 2021.
Federal and state laws require bonds to secure our obligations to reclaim lands used for mining and to satisfy other miscellaneous obligations. These bonds are provided by CONSOL Energy and are typically renewable on a yearly basis. Surety bond costs have increased while the market terms of surety bonds have generally become less favorable. It is possible that surety-bond issuers may refuse to renew bonds or may demand additional collateral therefor. Any failure by CONSOL Energy to maintain, or our inability to acquire, surety bonds that are required by state and federal laws or the related collateral required by the bond issuers therefor, would have a material adverse effect on our ability to produce coal, which could adversely affect our business, financial condition, liquidity, results of operations and cash flows.
Endangered Species Act (“ESA”). The federal ESA and other related federal and state statutes protect species that have been classified as endangered or threatened with possible extinction. Protection of these species could prohibit or delay authorization of mining activities, or may place additional restrictions on our operations related to timbering, construction or vegetation. A number of species indigenous to our operating areas are protected under the ESA; however, we do not believe the ESA would materially or adversely affect our mining operations under current approved mining plans. If more stringent or protective measures were required, or if additional critical habitat areas were designated, our operations could be exposed to additional requirements and expense, or delayed approval timeframes.
Other Environmental Regulations. We are required to comply with other state, federal and local environmental laws in addition to those discussed above. These laws include, for example, the Comprehensive Environmental Response Compensation and Liability Act, the Toxic Release Inventory, and the rules governing the use and storage of explosives regulated by the U.S. Bureau of Alcohol, Tobacco, and Firearms and the Department of Homeland Security.
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

On September 2, 2015, MSHA published proposed rules for underground coal mining operations concerning proximity detection systems for coal hauling machines and scoops. The rulemaking record for this proposed rule was closed on December 15, 2016, but on January 9, 2017, MSHA published a notice reopening the record and extending the comment period for this proposed rule for 30 days. MSHA extended the comment period again until April 10, 2017. MSHA has not issued a final rule regarding these proposed rules.
On January 15, 2015, MSHA published a final rule requiring underground coal mine operations to equip continuous mining machines, except full-face continuous mining machines, with proximity detection systems. The proximity detection system strengthens protection for miners by reducing the potential of pinning, crushing and striking hazards that result in accidents involving life-threatening injuries and death. The final rule became effective March 16, 2015 and included a phased in schedule for newly manufactured and in-service equipment.
In 2010, MSHA rolled out the “End Black Lung, Act Now” initiative. As a result, MSHA implemented a new final rule on August 1, 2014 to lower miners’ exposure to respirable coal mine dust including using the new Personal Dust Monitor technology. This final rule was implemented in three phases. The first phase began on August 1, 2014 and utilized the current gravimetric sampling device to take full shift dust samples from the current designated occupations and areas. It also required additional record keeping and immediate corrective action in the event of overexposure. The second phase began on February 1, 2016 and required additional sampling for designated and other occupations using the new continuous personal dust monitor (“CPDM”) technology, which provides real time dust exposure information to the miner. CPDM equipment was purchased and was placed into service which was required to meet compliance with the new rule. Dust Coordinators and Dust Technicians were hired in order to meet the staffing demand to manage compliance with the new rule. The final phase of the rule went into effect on August 1, 2016. The current respirable dust standard was reduced from 2.0 to 1.5mg/m3 for designated occupations and from 1.0 to 0.5mg/m3 for Part 90 Miners (coal miners who show evidence of the development of black lung disease).

Black Lung Legislation. Under federal black lung benefits legislation, each coal mine operator is required to make payments of black lung benefits or contributions to:

•	current and former coal miners totally disabled from black lung disease;

•	certain survivors of miners who have died from black lung disease; and

•
a trust fund for the payment of benefits and medical expenses to claimants whose last mine employment was before January 1, 1970, where no responsible coal mine operator has been identified for claims (where a coal miner's last coal employment was after December 31, 1969), or where the responsible coal mine operator has defaulted on the payment of such benefits. The trust fund is funded by an excise tax on U.S. production of coal, at a 2018 rate of up to $1.10 per ton for deep mined coal and up to $0.55 per ton for surface-mined coal, neither amount to exceed 4.4% of the gross sales price. On January 1, 2019, the excise tax levels reverted back to $0.50 per ton for deep mined coal and $0.25 per ton for surface-mined coal, capped at 2% of the coal's selling price.

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
Permits

Environmental Proceedings. During the summer of 2014, certain environmental groups instituted litigation before the Pennsylvania Environmental Hearing Board (“EHB”), challenging certain longwall mining permitting at the Bailey Mine. Following a hearing in August 2016, the EHB issued a decision in August 2017 rejecting the Pennsylvania Department of Environmental Protection's (“DEP”) requirement that CONSOL Pennsylvania Coal Company LLC install synthetic stream-channel liner systems in a stream overlying a portion of the Bailey Mine. On September 4, 2017, the DEP provided notice that it required additional time to review the technical merits of a permit application for continued longwall mining within the 4L panel under Polen Run at the Bailey Mine. As a result, the longwall was idled at that time and workforce adjustments were made, pending further developments with the DEP and permit submission. This was the first time in the 35-year history of the Bailey Mine that a needed mining permit had not been received in a timely fashion.
The longwall was moved and resumed operations the first week of October 2017. Our management implemented several measures to mitigate the production impact from this delay, including working additional unscheduled shifts as compared to the previous five and a half day schedule. Our management continued to take steps to mitigate the production impact from this delay and worked closely with the necessary agencies to obtain operating permits to allow for continuity of longwall mining operations. In November 2017, the DEP issued permitting authorizing revised longwall mining plans in the 5L Panel and longwall mining in Panels 6L through 8L.
On March 21, 2018, Center for Coalfield Justice and Sierra Club (Appellants) appealed the application. On November 28, 2018 the Appellants withdrew their notice of appeal and the EHB marked the docket closed and discontinued. The Bailey East (L longwall panel area) is no longer in litigation.
The Pennsylvania Mining Complex operates five total longwalls, with many of the approved permits as far out as ten years in advance.
Employees

At December 31, 2018, we had 1,772 employees, of which 28 CONSOL Marine Terminal employees were represented by a collective bargaining agreement.

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
Our financial results are significantly affected by the prices we receive for our coal and depend, in part, on the margins that we receive on sales of our coal. Our margins reflect the price we receive for our coal over our cost of producing and transporting our coal. Prices and quantities under our multi-year sales contracts are generally based on expectations of future coal prices at the time the contract is entered into, renewed, extended or re-opened. The expectation of future prices for coal depends upon many factors. In addition, demand can fluctuate widely due to a number of matters beyond our control, including:

•	the market price for coal;

•	changes in the consumption pattern of industrial consumers, electricity generators and residential end-users of electricity;

•	weather conditions in our markets which affect the demand for thermal coal;

•	competition from other coal suppliers;

•	the price and availability of alternative fuels and sources for electricity generation, especially natural gas and renewable energy sources;

•	with respect to thermal coal, the price and availability of natural gas and the price and supply of imported liquefied natural gas;

•	technological advances affecting energy consumption;

•	the costs, availability and capacity of transportation infrastructure;

•	overall domestic and global economic conditions, including the supply of and demand for domestic and foreign coal;

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

Any significant downtime of our major pieces of mining equipment, including our central preparation plant, or any inability to obtain equipment, parts and raw materials in a timely manner, in sufficient quantities or at reasonable costs, could impair our ability to supply coal to our customers and materially and adversely affect our results of operations.

We depend on several major pieces of mining equipment to produce and transport our coal, including, but not limited to, longwall mining systems, continuous mining units, our preparation plant and related facilities, conveyors and transloading facilities. If any of these pieces of equipment or facilities suffered major damage or were destroyed by fire, abnormal wear, flooding, incorrect operation or otherwise, we may be unable to replace or repair them in a timely manner or at a reasonable cost, which would impact our ability to produce and transport coal and materially and adversely affect our business, results of operations, financial condition and cash flows. We procure this equipment from a concentrated group of suppliers, and obtaining this equipment often involves long lead times. Occasionally, demand for such equipment by mining companies can be high and some types of equipment may be in short supply. Delays in receiving or shortages of this equipment or the cancellation of our supply contracts under which we obtain equipment could limit our ability to obtain these supplies or equipment.

All of the coal from our mines is processed at a single preparation plant and loaded on to rail cars using a single train loadout facility. If either of our preparation plant or train loadout facility suffers extended downtime, including from major damage, or is destroyed, our ability to process and deliver coal to our customers would be materially impacted, which would materially adversely affect our business, results of operations, financial condition and cash flows.

Additionally, coal mining consumes large quantities of commodities including steel, copper, rubber products and liquid fuels and requires the use of capital equipment. Some commodities, such as steel, are needed to comply with roof control plans required by regulation. The prices we pay for commodities and capital equipment are strongly impacted by the global market. A rapid or significant increase in the costs of commodities or capital equipment we use in our operations could impact our mining operations costs because we may have a limited ability to negotiate lower prices, and, in some cases, may not have a ready substitute. In addition, if any of our suppliers experiences an adverse event, or decides to no longer do business with us, we may be unable to obtain sufficient equipment and raw materials in a timely manner or at a reasonable price to allow us to meet our production goals and our revenues may be adversely impacted. We use considerable quantities of steel in the mining process. If the price of steel or other materials increases substantially or if the value of the U.S. dollar declines relative to foreign currencies with respect to certain imported supplies or other products, our operating expenses could increase. Any of the foregoing events could materially and adversely impact our business, financial condition, results of operations and cash flows.

If our coal customers do not extend existing contracts or do not enter into new multi-year coal sales contracts on favorable terms, profitability of our operations could be adversely affected.

During the year ended December 31, 2018, approximately 68% of the coal the Company produced was sold under multi-year sales contracts. If a substantial portion of our multi-year sales contracts are modified or terminated, if force majeure is exercised, or if we are unable to replace or extend the contracts or new contracts are priced at lower levels, our profitability would be adversely affected. In addition, if customers refuse to accept shipments of our coal for which they have existing contractual obligations, our revenues will decrease and we may have to reduce production at our mines until such customers honor their contractual obligations and begin accepting shipments of our coal again.

The profitability of our multi-year sales coal supply contracts depends on a variety of factors, which vary from contract to contract and fluctuate during the contract term, including our production costs and other factors. Price changes, if any, provided in long-term supply contracts may not reflect our cost increases, and therefore, increases in our costs may reduce our profit margins. In addition, during periods of declining market prices, provisions in our long-term coal contracts for adjustment or renegotiation of prices and other provisions may increase our exposure to short-term coal price and electric power price volatility. As a result, we may not be able to obtain long-term agreements at favorable prices compared to either market conditions, as they may change from time to time, or our cost structure, which may reduce our profitability.

The loss of, or significant reduction in, purchases by our largest coal customers or the failure of any of our customers to buy and pay for coal they committed to purchase could adversely affect our business, financial condition, results of operations and cash flows.

We derive a significant portion of our revenues from three customers, each of which accounted for over 10% of our total coal sales revenue and aggregated approximately 57% of our coal sales in fiscal year 2018. There are inherent risks whenever a significant percentage of total revenues are concentrated with a limited number of customers. Revenues from our largest customers may fluctuate from time to time based on numerous factors, including market conditions, which may be outside of our control. If any of our largest customers experience declining revenues due to market, economic or competitive conditions, we could be pressured to reduce the prices that we charge for our coal, which could have an adverse effect on our margins, profitability, cash flows and financial position. If any customers were to significantly reduce their purchases of coal from us, including by failing to buy and pay for coal they committed to purchase in sales contracts, our business, financial condition, results of operations and cash flows could be adversely affected. Additionally, our ability to collect payments from our customers for coal sold and delivered could be impaired if their creditworthiness declines or if they fail to honor their contracts with us. If the creditworthiness of our customers declines significantly, our business could be adversely affected. Furthermore, if customers refuse to accept shipments of our coal for which they have an existing contractual obligation, our revenue will decrease and we may have to reduce production at our mines until our customers’ contractual obligations are honored. Our inability to collect payment from counterparties to our sales contracts may have a materially adverse effect on our business, financial condition, results of operations and cash flows.

Our inability to acquire or develop additional coal reserves that are economically recoverable may have a material adverse effect on our future profitability.

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

Our business is closely linked to domestic demand for electricity, and any changes in coal consumption by U.S. electric power generators would likely impact our business over the long term. According to the EIA, in 2018, the domestic electric power sector accounted for approximately 92% of total U.S. coal consumption. In 2018, the Pennsylvania Mining Complex sold approximately 68% of its coal to U.S. electric power generators, and we have annual or multi-year contracts in place with many of these electric power generators for a significant portion of our future production. The amount of coal consumed by the electric power generation industry is affected by, among other things:

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

Other factors, such as efficiency improvements associated with new appliance standards in the buildings sectors and overall improvement in the efficiency of technologies powered by electricity, have slowed electricity demand growth and may contribute to slower growth in the future. Further decreases in the demand for electricity, such as decreases that could be caused by a worsening of current economic conditions, a prolonged economic recession or other similar events, could have a material adverse effect on the demand for coal and on our business over the long term.

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

Competition within the coal industry may adversely affect our ability to sell coal. Increased competition or a loss of our competitive position could adversely affect our sales of, or our prices for, our coal, which could impair our profitability. In addition, foreign currency fluctuations could adversely affect the competitiveness of our coal abroad.

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

We sell coal to foreign electricity generators and to the more specialized metallurgical coal market, both of which are significantly affected by international demand and competition. The coal industry has experienced consolidation in recent years, including consolidation among some of our major competitors. As a result, a substantial portion of coal production is from companies that have significantly greater resources than we do. Current or further consolidation in the coal industry or current or future bankruptcy proceedings of coal competitors may adversely affect us. In addition, increases in coal prices could encourage existing producers to expand capacity or could encourage new producers to enter the market. If overcapacity results, the prices of and demand for our coal could significantly decline, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Coal contains impurities, including sulfur, mercury, chlorine and other elements or compounds, many of which are released into the air along with fine particulate matter and carbon dioxide when it is burned. Complying with regulations on these emissions can be costly for electric power generators. For example, in order to meet the federal Clean Air Act limits for sulfur dioxide emissions from electric power plants, coal users needed to install scrubbers, used sulfur dioxide emission allowances (some of which they may purchase) or switched to other fuels, each of which options has limitations. Because higher sulfur coal currently accounts for a significant portion of our sales, the extent to which electric power generators switch to alternative fuel could materially affect us. Recent EPA rulemaking proceedings requiring additional reductions in permissible emission levels of impurities by coal-fired plants will likely make it more costly to operate coal-fired electric power plants and may make coal a less attractive fuel alternative for electric power generation in the future. Examples are (i) implementation of the Cross-State Air Pollution Rule to require reductions of seasonal nitrogen oxides emissions from power plants in the eastern United States to address ozone pollution; and (ii) the MATS Rule, better known as the Mercury and Air Toxics Standard rule, which included more stringent new source performance standards for particulate matter, mercury, sulfur dioxide and nitrogen oxides, for new coal-fired power plants. The rule was rejected by the U.S. Supreme Court on June 29, 2015 and sent back to the D.C. Circuit Court to determine whether to remand and allow the EPA to address the rule’s deficiencies or to vacate and nullify the rule; nevertheless, most coal-fired electric power generators have already taken steps to comply with the rule. On April 18, 2017, the EPA asked the Court to delay arguments over MATS to allow the Trump Administration time to fully review the findings. On April 21, 2017, the Court granted the requested stay. On December 28, 2018, the EPA proposed to revise the 2016 supplemental cost finding for the MATS Rule, as well as the related risk and technology review required by the CAA. Under the proposal, the emissions standards and other requirements of the MATS Rule would remain in place while the EPA's methodology for assessing the costs and benefits of the rule were being modified.

Regulation to address climate change (particularly greenhouse gas emissions) and uncertainty regarding such regulation may increase our operating costs and reduce the value of our coal assets.

The issue of global climate change continues to attract considerable public and scientific attention with widespread concern about the impacts of human activity (especially the emissions of GHGs such as carbon dioxide and methane). Combustion of fossil fuels, such as the coal we produce, results in the emission of carbon dioxide into the atmosphere by coal end-users, such as coal-fired electric power generation plants. While climate change legislation in the U.S. is unlikely in the next several years, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government that are intended to limit emissions of GHGs. Several states have already adopted measures requiring reduction of GHGs within state boundaries. Other states have elected to participate in voluntary regional cap-and-trade programs like the Regional Greenhouse Gas Initiative in the northeastern U.S. Any significant legislative changes at the international, national, state or local levels could significantly affect our ability to produce and sell our coal and develop our reserves, could increase the cost of the production and sale of coal and could materially reduce the value of our coal and coal reserves.

Apart from governmental regulation, investment banks based both domestically and internationally have announced that they have adopted climate change guidelines for lenders. The guidelines require the evaluation of carbon risks in the financing of electric power generation plants which may make it more difficult for utilities to obtain financing for coal-fired plants. In addition, there have also been efforts in recent years affecting the investment community, including investment advisers, sovereign wealth funds, public pension funds, universities and other groups, promoting the divestment of fossil fuel equities, encouraging the consideration of environmental, social and governance (ESG) practices of companies in a manner that negatively affects coal companies, and also pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. The impact of such efforts may adversely affect the demand for and price of securities issued by us, and impact our access to the capital and financial markets. These efforts, as well as concerted conservation and efficiency efforts that result in reduced electricity consumption, and consumer and corporate preferences for non-coal fuel sources, including natural gas and/or alternative energy sources, could cause coal prices and sales of our coal to materially decline and could cause our costs to increase. Further, climate change itself may cause more extreme weather conditions such as more intense hurricanes, thunderstorms, tornadoes and snow or ice storms, as well as rising sea levels and increased volatility in seasonal temperatures. Extreme weather conditions can interfere with our services and increase our costs, and damage resulting from extreme weather may not be fully insured. However, at this time, we are unable to determine the extent to which climate change may lead to increased storm or weather hazards affecting our operations.

Regulation to address climate change and uncertainty regarding such regulation could adversely impact the market for coal.

Adoption of comprehensive legislation or regulation focusing on climate change or GHG emission reductions for the United States or other countries where we sell coal, or the inability of utilities to obtain financing in connection with coal-fired plants, may make it more costly to operate fossil fuel fired (especially coal-fired) electric power generation plants and make fossil fuels less attractive for electric utility power plants in the future. Depending on the nature of the regulation or legislation, natural gas-fueled power generation could become more economically attractive than coal-fueled power generation, especially if such regulation or legislation makes our coal more expensive as a result of increased compliance, operating and maintenance costs. Apart from actual regulation, uncertainty over the extent of regulation of GHG emissions may inhibit utilities from investing in the building of new coal-fired plants to replace older plants or investing in the upgrading of existing coal-fired plants. Any reduction or substantial delay in the amount of coal consumed by domestic electric power generators as a result of actual or potential regulation of greenhouse gas emissions could decrease demand for our fossil fuels, thereby reducing our revenues and materially and adversely affecting our business and results of operations. Our customers may also have to invest in carbon dioxide capture and storage technologies in order to burn coal and comply with future GHG emission standards. However, we cannot predict the ultimate impact any legislation or regulation may have on our future financial condition and results of operations because of the inherent uncertainty in the outcome of the political and legal policy-making process in this area. Nevertheless, in general, it is likely that any future laws, regulations or other policies aimed at reducing GHG emissions will negatively impact demand for our coal and could also negatively affect the value of our reserves and other assets.

We may be subject to litigation seeking to hold energy companies accountable for the effects of climate change.

Increasing attention to climate change risk has also resulted in a recent trend of governmental investigations and private litigation by local and state governmental agencies as well as private plaintiffs in an effort to hold energy companies accountable for the effects of climate change. Other public nuisance lawsuits have been brought in the past against power, coal, oil and gas companies alleging that their operations are contributing to climate change. The plaintiffs in these suits sought various remedies, including punitive and compensatory damages and injunctive relief. While the U.S. Supreme Court held that federal common law provided no basis for public nuisance claims against the defendants in those cases, tort-type liabilities remain a possibility and a source of concern. For instance, we have been named as a defendant in litigation brought by the City of Baltimore seeking to hold us and other energy companies liable for the effects of climate change caused by the release of GHGs. The outcome of this litigation is uncertain, and we could incur substantial legal costs associated with defending this and similar lawsuits in the future. Government entities in other states (including California and New York) have brought similar claims seeking to hold a wide variety of companies that produce fossil fuels liable for the alleged impacts of the GHG emissions attributable to those fuels. Those lawsuits allege damages as a result of climate change and the plaintiffs are seeking unspecified damages and abatement under various tort theories. We have not been made a party to these other suits, but it is possible that we could be included in similar future lawsuits initiated by state and local governments as well as private claimants.

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

In addition, there is the possibility that we could incur substantial costs as a result of violations under environmental laws. Any additional laws, regulations and other legal requirements enacted or adopted by federal, state and local authorities, as well as foreign authorities or new interpretations of existing legal requirements by regulatory bodies relating to the protection of the environment could further affect our costs of operations and competitive position. At CONSOL Energy's subsidiary Fola Coal Company, LLC (“Fola”), nine citizen suits have been filed challenging water discharge permits. Fola retained liability for six of these suits, and was indemnified from the remaining three suits in accordance with the 2016 sale of Fola's assets to Southeastern Land, LLC. Of the six suits retained by Fola, one was dismissed, two were settled, and a federal court has issued liability rulings in the three remaining suits. Fola expects that any financial liability arising from these suits will not have a material impact on its, or the Company’s, results of operations, financial position and cash flows.

Our business involves many hazards and operating risks, some of which may not be fully covered by insurance. The occurrence of a significant accident or other event that is not fully insured could curtail our operations and have a material adverse effect on our results of operations, financial condition and cash flows.

Our coal mining operations are underground mines. Underground mining and related processing activities present inherent risks of injury or death to persons, damage to property and equipment and other potential legal or other liabilities. Our mines are subject to a number of operating risks that could disrupt operations, decrease production and increase the cost of mining at particular mines for varying lengths of time, thereby adversely affecting our operating results. In addition, if an operating risk occurs in our mining operations, we may not be able to produce sufficient amounts of coal to deliver under our multi-year coal contracts. Our inability to satisfy contractual obligations could result in our customers initiating claims against us or canceling their contracts. The operating risks that may have a significant impact on our coal operations include:

•	variations in thickness of the layer, or seam, of coal;

•
adverse geological conditions, including amounts of rock and other natural materials intruding into the coal seam that could affect the stability of the roof and the side walls of the mine - for example, unit costs were negatively impacted in 2017 and 2016 due to adverse geological conditions at the Enlow Fork Mine, primarily related to sandstone intrusions, which resulted in reduced coal production at that mine;

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

The occurrence of any of these risks at our coal mining operations could adversely affect our ability to conduct our operations or result in substantial loss to us, either of which could materially and adversely affect our business, financial condition, results of operations and cash flows. In addition, the occurrence of any of these events in our coal mining operations which prevents our delivery of coal to a customer and which is not excusable as a force majeure event under our coal sales agreement, could result in economic penalties, suspension or cancellation of shipments or ultimately termination of the coal sales agreement, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

All of our mining operations are conducted at a single mining complex located in the Northern Appalachian Basin in southwestern Pennsylvania and northern West Virginia. The geographic concentration of our operations at the Pennsylvania Mining Complex may disproportionately expose us to disruptions in our operations if the region experiences adverse conditions or events, including severe weather, transportation capacity constraints, constraints on the availability of required equipment, facilities, personnel or services, significant governmental regulation or natural disasters. If any of these factors were to impact the Northern Appalachian Basin more than other coal producing regions, our business, financial condition, results of operations and cash flows will be adversely affected relative to other mining companies that have a more geographically diversified asset portfolio.

Our mines are located in areas containing oil and natural gas shale plays, which may require us to coordinate our operations with oil and natural gas drillers and transporters.

All of our coal reserves are in areas containing shale oil and natural gas plays, including the Marcellus Shale, which are currently the subject of substantial exploration for oil and natural gas, particularly by horizontal drilling. If we have received a permit for our mining activities, then while we may have to coordinate our mining with such oil and natural gas drillers and transporters, our mining activities will have priority over any oil and natural gas drillers and transporters with respect to the land covered by our permit. Oil and natural gas drillers and transporters may be subject to law and regulations that are enforced by regulators that do not have jurisdiction over our activities. Any conflict between our rights and the enforcement actions by any regulator of oil or natural gas-specific rights that conflict with our rights to mine could result in additional costs and possible delays to mining.

For reserves outside of our permits, we engage in discussions with drilling and transport companies on potential areas on which they can drill that may have a minimal effect on our mine plan. If a well is in the path of our mining for coal on land that has not yet been permitted for our mining activities, we may not be able to mine through the well unless we purchase it. Although in the past we have purchased vertical wells, the cost of purchasing a producing horizontal well could be substantially greater than that of a vertical well. Horizontal wells with multiple laterals extending from the well pad may access larger oil and natural gas reserves than a vertical well, which would typically result in a higher cost to acquire. The cost associated with purchasing oil and natural gas wells that are in the path of our coal mining activities could likewise make mining through those wells uneconomical, thereby effectively causing a loss of significant portions of our coal reserves, which could materially and adversely affect our business, financial condition, results of operations and cash flows.

To maintain and grow our business, we will be required to make substantial capital expenditures. If we are unable to obtain needed capital or financing on satisfactory terms, our financial leverage could increase.

In order to maintain and grow our business, we will need to make substantial capital expenditures to fund our share of capital expenditures associated with our mines. Maintaining and expanding mines and infrastructure is capital intensive. Specifically, the exploration, permitting and development of coal reserves, mining costs, the maintenance of machinery and equipment and compliance with applicable laws and regulations require substantial capital expenditures. While a significant amount of the capital expenditures required to build out our mining infrastructure has been spent, we must continue to invest capital to maintain or to increase our production. Decisions to increase our production levels could also affect our capital needs. Our production levels may decrease or may not be able to generate sufficient cash flow, or we may not have access to sufficient financing to continue our production, exploration, permitting and development activities at or above our present levels, and we may be required to defer all or a portion of our capital expenditures. If we do not make sufficient or effective capital expenditures, we will be unable to maintain and grow our business. To fund our capital expenditures, we will be required to use cash from our operations, incur debt or sell additional equity securities. Our ability to obtain bank financing or our ability to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering and the covenants in our existing debt agreements, as well as by general economic conditions, contingencies and uncertainties that are beyond our control. In addition, incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional equity securities may result in significant stockholder dilution.

New tariffs and other trade measures could adversely affect our results of operations, financial position and cash flows.

New tariffs and other trade measures could adversely affect our results of operations, financial position and cash flows. Recently, the Trump Administration imposed tariffs on steel and aluminum and a broad range of other products imported into the U.S. In response to the tariffs imposed by the U.S., the European Union, Canada, Mexico and China have announced tariffs on U.S. goods and services. The new tariffs, along with any additional tariffs or trade restrictions that may be implemented by the U.S. or retaliatory trade measures or tariffs implemented by other countries, could result in reduced economic activity, increased costs in operating our business, reduced demand and changes in purchasing behaviors for thermal and metallurgical coal, limits on trade with the United States or other potentially adverse economic outcomes. Additionally, we sell coal into the export thermal market and the export metallurgical market. Accordingly, our international sales may also be impacted by the tariffs and other restrictions on trade between the U.S. and other countries. While tariffs and other retaliatory trade measures imposed by other countries on U.S. goods have not yet had a significant impact on our business or results of operations, we cannot predict further developments, and such existing or future tariffs could have a material adverse effect on our results of operations, financial position and cash flows.

We may be unsuccessful in finding suitable acquisition targets or integrating the operations of any future acquisitions, including acquisitions involving new lines of business, with our existing operations, and in realizing all or any part of the anticipated benefits of any such acquisitions.

From time to time, we may evaluate and acquire assets and businesses that we believe complement our existing assets and business. However, our ability to grow our business through acquisitions may be limited by both our ability to identify appropriate acquisition candidates and our financial resources, including our available cash and borrowing capacity. Additionally, the assets and businesses we acquire may be dissimilar from our existing lines of business. Acquisitions may require substantial capital or the incurrence of substantial indebtedness. Our capitalization and results of operations may change significantly as a result of future acquisitions. Acquisitions and business expansions involve numerous risks, including the following:

•	difficulties in the integration of the assets and operations of the acquired businesses;

•	inefficiencies and difficulties that arise because of unfamiliarity with new assets and the businesses associated with them and new geographic areas;

•	the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk; and

•	the diversion of management's attention from other operating issues.

Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined, and we may experience unanticipated delays in realizing the benefits of an acquisition. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, and may lead to increased litigation and regulatory risk. Also, following an acquisition, we may discover previously unknown liabilities associated with the acquired business or assets for which we have no recourse under applicable indemnification provisions. If a new business generates insufficient revenue or if we are unable to efficiently manage our expanded operations, our results of operations may be adversely affected.

We must obtain, maintain and renew governmental permits and approvals which, if we cannot obtain in a timely manner, would reduce our production, cash flow and results of operations.

Our coal production is dependent on our ability to obtain various federal and state permits and approvals to mine our coal reserves. The permitting rules, and the interpretations of these rules, are complex, change frequently and are often subject to discretionary interpretations by regulators. The EPA also has the authority to veto permits issued by the Army Corps of Engineers under the Clean Water Act’s Section 404 program that prohibits the discharge of dredged or fill material into regulated waters without a permit. In addition, the public, including non-governmental organizations and individuals, have certain statutory rights to comment upon and otherwise impact the permitting process, including through court intervention. The slow pace with which the government issues permits needed for new operations and/or for on-going operations to continue mining continues to have significant negative effects and could materially and adversely affect our business.

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

The Surface Mining Control and Reclamation Act as well as various state laws establish operational, reclamation and closure standards for all our coal mining operations and require us, under certain circumstances, to plug natural gas wells. We accrue for the costs of current mine disturbance, gas well plugging and of final mine closure, including the cost of treating mine water discharge where necessary. Estimates of our total reclamation, mine-closing and degasification and well plugging liabilities, which are based upon permit requirements and our experience, were approximately $267 million at December 31, 2018. The amounts recorded are dependent upon a number of variables, including the estimated future closure costs, estimated proved reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rates. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected.

Most states where we operate and/or have non-operating mines require us to post bonds for the full cost of coal mine reclamation (“full cost bonding”). West Virginia is not a full cost bonding state. West Virginia has an alternative bond system for coal mine reclamation which consists of (i) individual site bonds posted by the permittee that are less than the full estimated reclamation cost plus (ii) a bond pool (“Special Reclamation Fund”) funded by a per ton fee on coal mined in the State which is used to supplement the site specific bonds if needed in the event of bond forfeiture. However, West Virginia may move to full cost bonding in the future which could cause individual mining companies and/or surety companies to exceed bonding capacity and would result in the need to post cash bonds or letters of credit which would reduce operating capital.

Pennsylvania is expanding its full cost bonding program to cover all coal mine bonding, further increasing the amount of surety bonds we must seek in order to permit our mining activities. We have been able to post surety bonds with the states to secure our reclamation obligations. However, the costs of surety bonds have fluctuated in recent years and the market terms of such bonds have generally become more unfavorable to mine operators. These changes in the terms of the bonds have been accompanied at times by a decrease in the number of companies willing to issue surety bonds. In addition, federal and state regulators are considering making financial assurance requirements with respect to mine closure and reclamation more stringent. If our creditworthiness declines, states may seek to require us to post letters of credit or cash collateral to secure those obligations, or we may be unable to obtain surety bonds, in which case we would be required to post letters of credit. Additionally, the sureties that post bonds on our behalf may require us to post security in order to secure the obligations underlying these bonds. Posting letters of credit in place of surety bonds or posting security to support these surety bonds would have an adverse effect on our liquidity. Furthermore, because we are required by state and federal law to have these bonds in place before mining can commence or continue, our failure to maintain surety bonds, letters of credit or other guarantees or security arrangements would materially and adversely affect our ability to mine coal. That failure could result from a variety of factors, including lack of availability, higher expense or unfavorable market terms, the exercise by third-party surety bond issuers of their right to refuse to renew the surety and restrictions on availability of collateral for current and future third-party surety bond issuers under the terms of our financing arrangements.

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

In addition, we hold substantial coal reserves in areas containing Marcellus Shale and other shales. These areas are currently the subject of substantial exploration for oil and natural gas, particularly by horizontal drilling. If a natural gas well is in the path of our mining for coal, we may not be able to mine through the well unless we purchase it. Although in the past we have purchased vertical wells, the cost of purchasing a producing horizontal well could be substantially greater. Horizontal wells with multiple laterals extending from the well pad may access larger natural gas reserves than a vertical well which could result in higher costs. In future years, the cost associated with purchasing natural gas wells which are in the path of our coal mining may make mining through those wells uneconomical, thereby effectively causing a loss of significant portions of our coal reserves.

Each of the factors which impacts reserve estimation may vary considerably from the assumptions used in estimating the reserves. For these reasons, estimates of coal reserves may vary substantially. Actual production, revenues and expenditures with respect to our coal reserves will likely vary from estimates, and these variances may be material. As a result, our estimates may not accurately reflect our actual coal reserves. Additionally, our estimates of coal reserves may be adversely affected in future fiscal periods by the SEC's recent rule amendments revising property disclosure requirements for publicly traded mining companies. We will be required to comply with these new rules in 2021.

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

Title to most of our owned or leased properties and mineral rights is not usually verified until we make a commitment to mine a property, which may not occur until after we have obtained necessary permits and completed exploration of the property. In some cases, we rely on title information or representations and warranties provided by our lessors or grantors. Our right to mine certain of our reserves has in the past been, and may again in the future be, adversely affected if defects in title, boundaries or other rights necessary for mining exist or if a lease expires. Any challenge to our title or leasehold interests could delay the mining of the property and could ultimately result in the loss of some or all of our interest in the property. From time to time, we also may be in default with respect to leases for properties on which we have mining operations. In such events, we may have to close down or significantly alter the sequence of such mining operations which may adversely affect our future coal production and future revenues. If we mine on property that we do not own or lease, we could incur liability for such mining and be subject to regulatory sanction and penalties.

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

We provide various long-term employee benefits to inactive and retired employees. We accrue amounts for these obligations. At December 31, 2018, the current and non-current portions of these obligations included:

•	postretirement medical and life insurance ($474 million);

•	coal workers’ pneumoconiosis benefits ($177 million);

•	pension benefits ($66 million); and

•	workers’ compensation ($71 million).

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

As of December 31, 2018, our total long-term indebtedness was approximately $892 million, of which approximately $274 million was under our 11.00% senior secured notes due 2025, $103 million was under our Maryland Economic Development Corporation Port Facilities Refunding Revenue Bonds (“MEDCO”) 5.75% revenue bonds due September 2025, $74 million was under our Term Loan A Facility, $396 million was under our Term Loan B Facility, $43 million of capitalized leases due through 2021, and $2 million of miscellaneous debt. At December 31, 2018, no borrowings were outstanding under our $300 million revolving credit facility or our $100 million accounts receivable securitization facility. The degree to which we are leveraged could have important consequences, including, but not limited to:

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

We have exposure to increases in interest rates. Based on our current variable debt level of $464 million as of December 31, 2018, comprised of funds drawn on our Term Loan A and Term Loan B Facilities, an increase of one percentage point in the interest rate will result in an increase in annual interest expense of $5 million. As a result, our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates.

Hedging transactions may limit our potential gains or cause us to lose money.

We may enter into hedging arrangements in an effort to limit our exposure to interest rate volatility. These hedging arrangements may reduce, but will not eliminate, the potential effects of changing interest rates on our cash flow from operations for the periods covered by these arrangements. Furthermore, while intended to help reduce the effects of volatile interest rates, such transactions, depending on the hedging instrument used, may limit our potential gains if interest rates were to fall substantially over the price established by the hedge. In addition, these arrangements expose us to risks of financial loss in a variety of circumstances, including when:

•	a counterparty is unable to satisfy its obligations; or

•	there is an adverse change in the expected differential between the underlying interest rate in the derivative instrument and actual interest rates.

However, it is not always possible for us to engage in a derivative transaction that completely mitigates our exposure to interest rates. Furthermore, our price hedging strategy and future hedging transactions will be determined at the discretion of management, whose decisions may not always be in our best interest. Our financial statements may reflect a gain or loss arising from an exposure to interest rates for which we are unable to enter into a completely effective hedge transaction.

We have entered into an affiliated company credit agreement with CONSOL Coal Resources LP and we may need to secure additional financing for our own operations.

We have entered into an affiliated company credit agreement with CONSOL Coal Resources LP (the “Affiliated Company Credit Agreement”) pursuant to which we, as lender, will provide for CCR a revolving credit facility in an aggregate principal amount of up to $275 million. In funding the Affiliated Company Credit Agreement, we have less cash flow available to support our operations and other activities. If we are unable to generate sufficient cash flows in the future to support our operations and service our debt as a result of funding the Affiliated Company Credit Agreement, we may be required to refinance all or a portion of our existing debt or to obtain additional financing. There can be no assurance that any refinancing will be possible or that any additional financing could be obtained on acceptable terms. The inability to service or refinance our existing debt or to obtain additional financing would have a material adverse effect on our financial position, liquidity and results of operations. Furthermore, because we finance CCR’s operations through the Affiliated Company Credit Agreement and because that credit agreement contains covenants that may prevent CCR from acquiring additional indebtedness, CCR may be unable to finance the acquisition of any assets we wish to drop down to it which could materially impact our financial condition and cash flows.

A failure by certain third parties to perform liabilities acquired by such third parties from our former parent could require us to indemnify it for those liabilities.

Prior to the separation, our former parent entered into arrangements with one or more third parties pursuant to which such third parties acquired certain of its liabilities in connection with the sale of certain assets to such third parties. Such liabilities include certain postemployment benefits and payment obligations, performance guarantees, and obligations under certain equipment leases and subleases. Such third parties are primarily liable for these obligations; however, our former parent agreed to be secondarily liable for these obligations. As part of the separation, we agreed to indemnify our former parent for these obligations. If such third parties fail to satisfy such assumed liabilities, we could be forced to indemnify our former parent for such liabilities, and such indemnification obligations could be substantial.

Terrorist attacks or cyber incidents could result in information theft, data corruption, operational disruption and/or financial loss.

We have become increasingly dependent upon digital technologies, including information systems, infrastructure and cloud applications and services, to operate our businesses, to process and record financial and operating data, communicate with our employees and business partners, estimate quantities of coal reserves, as well as other activities related to our businesses. Strategic targets, such as energy-related assets, may be at greater risk of future terrorist or cyber attacks than other targets in the United States. Deliberate attacks on our assets, or security breaches in our systems or infrastructure, or the systems or infrastructure of third-parties, or cloud-based applications could lead to corruption or loss of our proprietary data and potentially sensitive data, delays in production or delivery, difficulty in completing and settling transactions, challenges in maintaining our books and records, environmental damage, communication interruptions, other operational disruptions and third-party liability. Our insurance may not protect us against such occurrences. Consequently, it is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, as cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents.

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

Except for 28 of our employees at the CONSOL Marine Terminal who unionized in 2018, none of our employees are currently represented by a labor union or covered under a collective bargaining agreement, although many employers in our industry have employees who belong to a union. It is possible that our employees who conduct mining operations at the Pennsylvania Mining Complex may join or seek recognition to form a labor union, or we may be required to become a labor agreement signatory. If some or all of our current non-union operations were to become unionized, we could incur an increased risk of work stoppages, reduced productivity and higher labor costs. Also, if we fail to maintain good relations with our employees at the CONSOL Marine Terminal, we could potentially experience labor disputes, work stoppages or other disruptions in the business of the CONSOL Marine Terminal, which could negatively impact the profitability of the CONSOL Marine Terminal.

The majority of our common units in CONSOL Coal Resources LP are subordinated to other common units and we may not receive distributions from CONSOL Coal Resources LP.

As of December 31, 2018, we held approximately 11.6 million subordinated units and 5.2 million common units (representing, collectively, a 60.0% percent limited partnership interest) in CCR. The balance of our economic interest in CCR is in the form of incentive distribution rights, which represent a right to receive increasing percentages of quarterly distributions in excess of specified amounts. Subordinated units are not entitled to any distribution from CCR unless CCR makes a minimum quarterly distribution of at least $0.5125 per common unit. CCR made minimum distributions per subordinated unit equal to the distribution per common unit for thirteen of the fourteen quarters since CCR’s IPO; CCR did not meet the requirement for a subordinated unit distribution with respect to fiscal quarter ended June 30, 2016. We cannot assure you that CCR will continue to be able to make or will make the required minimum quarterly distribution on its common units or that we will receive any future distributions on our subordinated units. Failure by CCR to make distributions to us on our subordinated units could adversely affect our liquidity.

If we do not maintain effective internal controls over financial reporting, we could fail to accurately report our financial results.

During the course of the preparation of our financial statements, we evaluate our internal controls to identify and correct deficiencies in our internal controls over financial reporting. If we fail to maintain an effective system of disclosure controls or internal control over financial reporting, including satisfaction of the requirements of the Sarbanes-Oxley Act, we may not be able to accurately or timely report on our financial results or adequately identify and reduce fraud. As a result, the financial condition of our business could be adversely affected, current and potential future stockholders could lose confidence in us and/or our reported financial results, which may cause a negative effect on the trading price of our common stock, and we could be exposed to litigation or regulatory proceedings, which may be costly or divert management attention.

Risks Related to the Separation

The terms of our separation from our former parent and the related agreements and other transactions with our former parent were determined by our former parent and thus may be less favorable to us than the terms we could have obtained from an unaffiliated third party.

In connection with the separation and distribution, we entered into various agreements and amended certain of the existing agreements in place between our former parent and CCR to complete the separation of our business from our former parent and govern our ongoing relationships, including, among others, a separation and distribution agreement, a transition services agreement, a tax matters agreement, an employee matters agreement, an intellectual property matters agreement, a master cooperation and safety agreement and other agreements related to our operations.

Under the transition services agreement, our former parent will continue to provide various interim corporate support services to us and we will provide various interim support services to our former parent. Under the transition services agreement for operations, we will be providing support services for our former parent’s continuing operations through the term of the existing contracts. The separation and distribution agreement provides for, among other things, our responsibility for liabilities relating to our business and the responsibility of our former parent for liabilities unrelated to our business. Among other things, the separation and distribution agreement contains indemnification obligations and ongoing commitments of us and our former parent designed to make our company financially responsible for substantially all liabilities that may exist relating to our business activities, whether incurred prior to or after the separation and including potential indemnification obligations for veil-piercing actions brought by or on behalf of the Company. If we are required to indemnify our former parent under the circumstances set forth in the separation and distribution agreement or other agreements, we may be subject to substantial liabilities.

Some contracts and other assets which were transferred or assigned from our former parent or its affiliates to us in connection with the separation and distribution may still require the consent or involvement of a third party. If such consent is not given, we may not be entitled to the benefit of such contracts and other assets in the future, which could negatively impact our financial condition, results of operations and cash flows.

The separation and distribution agreement provides that in connection with our separation from our former parent, a number of contracts with third-parties and other assets are to be transferred or assigned from our former parent or its affiliates to us. However, the transfer or assignment of certain of these contracts or assets require providing guarantees or the consent of a third party to such a transfer or assignment. Similarly, in some circumstances, the Company and another business unit of our former parent are joint beneficiaries of contracts, and the Company will need to enter into a new agreement with the third-party to replicate the existing contract or assign the portion of the existing contract related to the Company’s business. It is possible that some parties may use the requirement of a guarantee or consent or the fact that the separation is occurring to seek more favorable contractual terms from the Company or to seek to terminate the contract. If the Company is unable to provide a guarantee or obtain such consents on commercially reasonable and satisfactory terms or if the contracts are terminated, the Company may be unable to obtain some of the benefits, assets and contractual commitments which are intended to be allocated to the Company as part of the Company’s separation from its former parent. The failure to timely complete the assignment of existing contracts or assets, or the negotiation of new arrangements, or a termination of any of those arrangements, could negatively impact the Company’s financial condition, results of operations and cash flows. In addition, where the Company does not intend to provide a guarantee or obtain consent from third party counterparties based on the Company’s belief that no guarantee or consent is required, the third party counterparties may challenge a transfer of assets on the basis that the terms of the applicable commercial arrangements require that a guarantee be provided or obtain the third party counterparty’s consent. The Company may incur substantial litigation and other costs in connection with any such claims and, if the Company does not prevail, the Company’s ability to use these assets could be adversely impacted.

In connection with the separation we agreed to assume, and indemnify our former parent for, certain liabilities. If we are required to make payments pursuant to these indemnities to our former parent, we may need to divert cash to meet those obligations and our financial condition, results of operations and cash flows could be negatively impacted. In addition, our former parent may indemnify us for certain liabilities. Our former parent’s indemnity may not be sufficient to insure us against the full amount of liabilities for which we will be allocated responsibility, and our former parent may not be able to satisfy its indemnification obligations in the future.

Pursuant to the terms of the separation and distribution agreement and certain other agreements entered into as part of the separation, we agreed to assume, and indemnify our former parent for, certain liabilities for uncapped amounts, which may include, among other items, associated defense costs, settlement amounts and judgments. Although such obligations are not currently quantifiable, such potential payments pursuant to these indemnities could be significant, and could negatively impact our financial condition, results of operations and cash flows, particularly indemnities relating to our actions that could impact the tax-free nature (for U.S.

federal income tax purposes) of the contribution, the distribution and certain related transactions, which are set forth in detail in the tax matters agreement and separation and distribution agreement, as well as the risk factor below entitled “If the distribution, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes for a period of two years from the date of the distribution, our former parent, the Company and the Company’s stockholders could be subject to significant tax liabilities and, in certain circumstances, the Company could be required to indemnify our former parent for material taxes and other related amounts pursuant to indemnification obligations under the tax matters agreement.” Third parties could also seek to hold us responsible for liabilities of our former parent’s business. Our former parent agreed to indemnify us for such liabilities, but such indemnity from our former parent may not be sufficient to protect us against the full amount of such liabilities, and our former parent may not be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from our former parent any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our financial condition, results of operations and cash flows.

If the distribution, together with certain related transactions, does not continue to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes for a period of two years from the date of the distribution, our former parent, the Company and the Company’s stockholders could be subject to significant tax liabilities and, in certain circumstances, the Company could be required to indemnify our former parent for material taxes and other related amounts pursuant to indemnification obligations under the tax matters agreement.

It was a condition to the distribution that our former parent receive a private letter ruling from the IRS, which was received on October 16, 2017, and one or more opinions of its tax advisors, in each case satisfactory to the Board of Directors of our former parent, regarding certain U.S. federal income tax matters relating to the separation and the distribution, including, the opinion of Wachtell, Lipton, Rosen & Katz that the separation and distribution will be a transaction described in Section 355(a) of the Internal Revenue Code of 1986, as amended (the “Code”). The IRS private letter ruling and the opinion(s) of tax advisors were based upon and rely on, among other things, various facts and assumptions, as well as certain representations, statements and undertakings of our former parent and the Company, including those relating to the past and future conduct of our former parent and the Company. If any of these representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if our former parent or the Company breaches any of its representations or covenants contained in any of the separation-related agreements and documents or in any documents relating to the IRS private letter ruling and/or the opinion(s) of tax advisors, the IRS private letter ruling and/or opinion(s) of tax advisors may be invalid and the conclusions reached therein could be jeopardized.

Notwithstanding receipt of the IRS private letter ruling and the opinion(s) of tax advisors, the IRS could determine that the distribution and/or certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes if it determines that any of the representations, assumptions or undertakings upon which the IRS private letter ruling or the opinion(s) of tax advisors were based are false or have been violated. In addition, neither the IRS private letter ruling nor the opinion(s) of tax advisors addressed all of the issues that are relevant to determining whether the distribution, together with certain related transactions, qualifies as a transaction that is generally tax-free for U.S. federal income tax purposes, and the opinion(s) of tax advisors represent the judgment of such tax advisors and are not binding on the IRS or any court, and the IRS or a court may disagree with the conclusions in the opinion(s) of tax advisors. Accordingly, notwithstanding receipt by our former parent of the IRS private letter ruling and the opinion(s) of tax advisors, there can be no assurance that the IRS will not assert that the distribution and/or certain related transactions do not qualify for tax-free treatment for U.S. federal income tax purposes or that a court would not sustain such a challenge. In the event the IRS were to prevail with such challenge, our former parent, the Company and the Company’s stockholders could be subject to significant U.S. federal income tax liability.

If the distribution, together with related transactions, fails to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, under Section 355 of the Code, in general, for U.S. federal income tax purposes, our former parent would recognize taxable gain as if it had sold the Company common stock in a taxable sale for its fair market value, unless our former parent and the Company jointly make an election under Section 336(e) of the Code with respect to the distribution, in which case, in general, (i) our former parent would recognize taxable gain as if the Company had sold all of its assets in a taxable sale in exchange for an amount equal to the fair market value of the Company common stock and the assumption of all the Company’s liabilities and (ii) the Company would obtain a related step up in the basis of its assets and, if the distribution fails to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Section 355 of the Code, in general, for U.S. federal income tax purposes, our former parent's stockholders who received Company shares in the distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.

Under the tax matters agreement that our former parent entered into with the Company, the Company may be required to indemnify its former parent against any additional taxes and related amounts resulting from (i) an acquisition of all or a portion of the equity securities or assets of the Company, whether by merger or otherwise (and regardless of whether the Company participated in or otherwise facilitated the acquisition), (ii) other actions or failures to act by the Company or (iii) any of the Company’s representations, covenants or undertakings contained in any of the separation-related agreements and documents or in any documents relating to the IRS private letter ruling and/or the opinion(s) of tax advisors being incorrect or violated. Any such indemnity obligations could be material.

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

If the Company files for bankruptcy or is otherwise determined or deemed to be insolvent under federal bankruptcy laws, a court could deem the separation and distribution or certain internal reorganization transactions undertaken in connection with the separation to be a fraudulent conveyance or transfer. Fraudulent conveyances or transfers are defined to include transfers made or obligations incurred with the actual intent to hinder, delay or defraud current or future creditors or transfers made or obligations incurred for less than reasonably equivalent value when the debtor was insolvent, or that rendered the debtor insolvent, inadequately capitalized or unable to pay its debts as they become due. A court could void the transactions or impose substantial liabilities upon the Company, which could adversely affect the Company’s financial condition and its results of operations. Among other things, the court could require Company stockholders to return to our former parent some or all of the shares of Company common stock issued in the separation and distribution, or require the Company to fund liabilities of other companies involved in the reorganization transactions for the benefit of creditors.

The distribution of Company common stock is also subject to review under state corporate distribution statutes. Under the Delaware General Corporation Law (the “DGCL”), a corporation may only pay dividends to its stockholders either (i) out of its surplus (net assets minus capital) or (ii) if there is no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Although our former parent made the distribution of Company common stock entirely out of surplus, the Company cannot assure you that a court will not later determine that some or all of the distribution to our former parent's stockholders was unlawful.

Risks Related to Our Common Stock and the Securities Market

Our stock price may fluctuate significantly.

The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•	our quarterly or annual earnings, or those of other companies in our industry;

•	actual or anticipated fluctuations in our operating results;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates or our earnings guidance;

•	the operating and stock price performance of other comparable companies;

•	overall market fluctuations and domestic and worldwide economic conditions;

•	other factors described in these “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Furthermore, shares of our common stock are freely tradeable without restriction or further registration under the U.S. Securities Act of 1933, as amended (the “Securities Act”), unless the shares are owned by one of our “affiliates,” as that term is defined in Rule 405 under the Securities Act. As a result, a sale of a substantial amount of our common stock, or the perception that such a sale may take place, could cause our stock price to decline.

If securities analysts do not publish research or reports about our Company, or issue unfavorable commentary about us or downgrade our shares, the price of our shares could decline.

The trading market for our shares depends in part on the research and reports that third-party securities analysts publish about our Company and our industry. Because our ordinary shares were initially distributed to the public through the spin-off, there was not a marketing effort relating to the initial distribution of our shares of the type that would typically be part of an initial public offering of shares. We may be unable or slow to attract research coverage and if one or more analysts cease coverage of our Company, we could lose visibility in the market. The impact of the revised EU Markets in Financial Instruments Directive (“MiFID”), which requires that investment managers and investment advisors located in the EU “unbundle” research costs from commissions, may result in fewer securities analysts covering our Company. This is because investment firms subject to MiFID are no longer permitted to pay for research using client commissions or “soft dollars” and instead must pay such costs directly or through a research payment account funded by clients and governed by a budget that is agreed by the client, thereby raising their costs of providing research coverage. In addition, one or more analysts providing research coverage of our Company could use estimation or valuation methods that we do not agree with, downgrade our shares or issue other negative commentary about our company or our industry. As a result of one or more of these factors, the trading price of our shares could decline.

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

In December 2017, CONSOL Energy's Board of Directors approved a program to repurchase, from time to time, the Company's outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025, in an aggregate amount of up to

$50 million through the period ending June 30, 2019. The program was subsequently amended by CONSOL Energy's Board of Directors in July 2018 to allow up to $100 million of repurchases of the Company's common stock or its 11.00% Senior Secured Second Lien Notes due 2025, subject to certain limitations in the Company's credit agreement and the tax matters agreement. Our share repurchase program does not obligate us to repurchase any specific number of debt securities or common shares and may be suspended from time to time or terminated at any time prior to its expiration. There can be no assurance that we will repurchase shares or debt securities under the repurchase program in the future in any particular amounts or at all. A reduction in, or elimination of, share repurchases could have a negative effect on our share price.

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

We believe these provisions will protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions could have the effect of delaying, deferring or preventing a change in control or the removal of the existing board of directors and/or management, of deterring potential acquirers from making an offer to our stockholders and of limiting any opportunity to realize premiums over prevailing market prices for our common stock in connection therewith. This could be the case notwithstanding that a majority of our stockholders might benefit from such a change in control or offer.

In addition, an acquisition or further issuance of the Company’s stock could trigger the application of Section 355(e) of the Code, causing the distribution to be taxable to our former parent. Under the tax matters agreement, the Company would be required to indemnify our former parent for the resulting tax, and this indemnity obligation might discourage, delay or prevent a change of control that could be considered favorable.

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

See “Detail Coal Operations” in Item 1 of this Annual Report on Form 10-K for a description of our mining properties, incorporated herein by this reference. In addition to our mining properties referenced in the prior sentence, through our CONSOL Marine Terminal located in the Port of Baltimore, we provide coal and export terminal services. Our principal executive offices are located at 1000 CONSOL Energy Drive, Suite 100, Canonsburg, Pennsylvania 15317-6506. See the map under “Our Company” in Item 1 of this Annual Report on Form 10-K for the location of the Company's significant properties.

ITEM 3.	Legal Proceedings

Our operations are subject to a variety of risks and disputes normally incidental to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. However, we are not currently subject to any material litigation. Refer to Note 21 “Commitments and Contingent Liabilities,” in the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K, incorporated herein by this reference.

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

As of February 1, 2019, there were 98 holders of record of our common stock.

The following performance graph compares CONSOL Energy's cumulative total shareholder return to the peer group and the Standard & Poor's 500 Stock Index. The peer group, for the purposes of the information presented below, is comprised of Alliance Resource Partners, Arch Coal Inc., Cloud Peak Energy, Contura Energy, Foresight Energy, Hallador Energy, Peabody Energy Corp., Warrior Met Coal and Westmoreland Coal.

The graph above tracks the performance of an initial investment of $100 in CONSOL Energy's common stock and each member of the peer group and the Standard & Poor's 500 Stock Index, including the reinvestment of any dividends, from November 3, 2017 (beginning of “when-issued” trading) through December 31, 2018.

	November 3, 2017	November 30, 2017	December 31, 2017	December 31, 2018
CONSOL Energy Inc.	100.0	200.0	359.2	288.4
Peer Group	100.0	105.1	117.2	100.2
S&P 500 Stock Index	100.0	102.3	103.3	96.9

The above information is being furnished pursuant to Regulation S-K, Item 201 (e) (Performance Graph).

Repurchases of Equity Securities

The following table sets forth repurchases of the Company's common stock during the three months ended December 31, 2018:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (000s omitted) (2)
October 1, 2018 - October 31, 2018	37,464	$41.17	37,464	$56,159	(3)
November 1, 2018 - November 30, 2018	93,675	$34.36	93,675	$52,940	(3)
December 1, 2018 - December 31, 2018	295,834	$33.18	295,834	$42,903	(3)
Total	426,973	$34.14
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
(3) In October 2018, CONSOL Energy utilized approximately $1.542 million to repurchase its common stock, approximately $1.694 million to repurchase CONSOL Coal Resources LP's common units, and approximately $5.625 million to repurchase its 11.00% Senior Secured Second Lien Notes due 2025. In November 2018, CONSOL Energy utilized approximately $3.219 million to repurchase its common stock. In December 2018, CONSOL Energy utilized approximately $9.817 million to repurchase its common stock and approximately $0.220 million to repurchase its 11.00% Senior Secured Second Lien Notes due 2025.

Dividends

The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy's Board of Directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CONSOL Energy's financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. The Company's senior secured credit facilities limit CONSOL Energy's ability to pay dividends when the Company's total net leverage ratio exceeds 2.00 to 1.00 and subject to an aggregate amount up to a cumulative credit calculation set forth in the facilities. The total net leverage ratio was 1.66 to 1.00 and the cumulative credit was approximately $70 million at December 31, 2018. The cumulative credit starts with $50 million and builds with excess cash flow commencing in 2018. The calculation of the total net leverage ratio excludes the Partnership. The credit facilities do not permit dividend payments in the event of default. The indenture to the 11.00% Senior Secured Second Lien Notes limits dividends when the Company's total net leverage ratio exceeds 2.00 to 1.00 and subject to an amount not to exceed an annual rate of 4.0% of the quoted public market value per share of such common stock at the time of the declaration. The indenture does not permit dividend payments in the event of default.
See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information relating to CONSOL Energy's equity compensation plans.

ITEM 6.	Selected Financial Data

The following table presents the selected consolidated financial and operating data for, and as of the end of, each of the years ended December 31, 2018, 2017, 2016, 2015 and 2014, which is derived from the Company's audited Consolidated Financial Statements. The selected consolidated financial and operating data are not necessarily indicative of the results that may be expected for any future period, and should be read in conjunction with Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included in this Annual Report.

(Dollars in thousands, except per share data)	For the Years Ended December 31,
	2018	2017	2016	2015	2014
Statement of Income Information:
Coal Revenue	$1,364,292	$1,187,654	$1,065,582	$1,289,036	$1,616,874
Terminal Revenue	64,926	60,066	31,464	30,967	41,255
Freight Revenue	43,572	73,692	46,468	20,499	23,133
Miscellaneous Other Income	58,660	73,279	82,120	68,193	123,604
Gain on Sale of Assets	565	17,212	5,228	13,025	26,312
Total Revenue and Other Income	$1,532,015	$1,411,903	$1,230,862	$1,421,720	$1,831,178
Net Income	$178,785	$82,569	$50,450	$317,421	$290,952
Net Income Attributable to CONSOL Energy Shareholders	$152,976	$67,629	$41,496	$307,011	$290,952
Dilutive Earnings per Share (1)	$5.38	$2.40	$1.48	$10.98	$10.40
Balance Sheet Data (at period end):
Total Assets	$2,760,727	$2,707,099	$2,687,434	$2,867,733	$3,092,374
Total Long-Term Debt	$734,226	$865,289	$313,639	$286,526	$110,199
Cash Dividends Declared per Share of Common Stock	N/A	N/A	N/A	N/A	N/A

(1) Prior to 2017, the earnings per share was calculated based on the 27,967,509 shares of CONSOL Energy common stock distributed in conjunction with the completion of the separation and distribution, and is considered pro forma in nature. Prior to November 28, 2017, CONSOL Energy did not have any issued or outstanding common stock.

OTHER OPERATING DATA
(unaudited)

	Years Ended December 31,
	2018	2017	2016	2015	2014
Coal:
Tons sold (in thousands)	27,682	26,091	24,604	22,873	26,133
Tons produced (in thousands)	27,592	26,109	24,666	22,790	26,066
Average sales price of tons produced ($ per ton produced)	$49.28	$45.52	$43.31	$56.36	$61.88
Average cost of goods sold ($ per ton produced)	$35.46	$35.03	$34.35	$41.78	$43.63
Recoverable coal reserves at end of period (tons in millions)	2,261	2,298	2,361	3,047	3,238
Number of active mining complexes (at end of period)	1	1	1	1	1

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

2018 Highlights:

•	Net income of $179 million

•	Record total coal production of 27.6 million tons in 2018, an increase of 6% from 2017

•	Repurchased 708,245 CONSOL Energy common shares outstanding at an average price of $36.48 per share

•	Purchased 167,958 common units of CONSOL Coal Resources LP at an average price of $18.33 per unit

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

Cost of coal sold, cash cost of coal sold, and average cash margin per ton normalize the volatility contained within comparable GAAP measures by adjusting certain non-operating or non-cash transactions. Each of these non-GAAP metrics are used as supplemental financial measures by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

•	our operating performance as compared to the operating performance of other companies in the coal industry, without regard to financing methods, historical cost basis or capital structure;

•	the ability of our assets to generate sufficient cash flow;

•	our ability to incur and service debt and fund capital expenditures;

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities; and

•	the attractiveness of capital projects and acquisitions and the overall rates of return on alternative investment opportunities.

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

	Years Ended December 31,
	2018	2017	2016
Total Costs and Expenses	$1,344,402	$1,242,106	$1,165,847
Freight Expense	(43,572)	(73,692)	(46,468)
Selling, General and Administrative Costs	(65,346)	(83,605)	(50,027)
Loss on Debt Extinguishment	(3,922)	—	—
Interest Expense, net	(83,848)	(26,098)	(14,053)
Other Costs (Non-Production)	(135,081)	(129,620)	(186,492)
Depreciation, Depletion and Amortization (Non-Production)	(30,961)	(15,001)	(23,745)
Cost of Coal Sold	$981,672	$914,090	$845,062
Depreciation, Depletion and Amortization (Production)	(170,303)	(157,001)	(154,377)
Cash Cost of Coal Sold	$811,369	$757,089	$690,685

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

	Years Ended December 31,
	2018	2017	2016
Total Coal Revenue	$1,364,292	$1,187,654	$1,065,582
Operating and Other Costs	946,450	886,709	877,177
Less: Other Costs (Non-Production)	(135,081)	(129,620)	(186,492)
Cash Cost of Coal Sold	811,369	757,089	690,685
Add: Depreciation, Depletion and Amortization	201,264	172,002	178,122
Less: Depreciation, Depletion and Amortization (Non-Production)	(30,961)	(15,001)	(23,745)
Cost of Coal Sold	$981,672	$914,090	$845,062
Total Tons Sold (in millions)	27.7	26.1	24.6
Average Revenue per Ton Sold	$49.28	$45.52	$43.31
Average Cash Cost per Ton Sold	29.29	29.02	28.09
Depreciation, Depletion and Amortization Costs per Ton Sold	6.17	6.01	6.26
Average Cost per Ton Sold	35.46	35.03	34.35
Average Margin per Ton Sold	13.82	10.49	8.96
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	6.17	6.01	6.26
Average Cash Margin per Ton Sold	$19.99	$16.50	$15.22

Results of Operations: Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017
Net Income Attributable to CONSOL Energy Inc. Shareholders
CONSOL Energy reported net income attributable to CONSOL Energy Inc. shareholders of $153 million for the year ended December 31, 2018, compared to net income attributable to CONSOL Energy Inc. shareholders of $68 million for the year ended December 31, 2017.

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

The PAMC division had earnings before income tax of $291 million for the year ended December 31, 2018, compared to earnings before income tax of $189 million for the year ended December 31, 2017. Variances are discussed below.

	For the Years Ended December 31,
(in millions)	2018	2017	Variance
Revenue:
Coal Revenue	$1,364	$1,188	$176
Freight Revenue	44	74	(30)
Miscellaneous Other Income	21	23	(2)
Gain on Sale of Assets	—	6	(6)
Total Revenue and Other Income	1,429	1,291	138
Cost of Coal Sold:
Operating Costs	811	757	54
Depreciation, Depletion and Amortization	170	157	13
Total Cost of Coal Sold	981	914	67
Other Costs:
Other Costs	44	22	22
Depreciation, Depletion and Amortization	9	10	(1)
Total Other Costs	53	32	21
Freight Expense	44	74	(30)
Selling, General and Administrative Costs	60	72	(12)
Interest Expense, net	—	10	(10)
Total Costs and Expenses	1,138	1,102	36
Earnings Before Income Tax	$291	$189	$102

Coal Production
The table below presents total tons produced (in thousands) from the Pennsylvania Mining Complex for the periods indicated:

	For the Years Ended December 31,
Mine	2018	2017	Variance
Bailey	12,735	12,124	611
Enlow	9,876	9,180	696
Harvey	4,981	4,805	176
Total	27,592	26,109	1,483
Coal production was 27.6 million tons for the year ended December 31, 2018, compared to 26.1 million tons for the year ended December 31, 2017. The PAMC division's coal production increased 1.5 million tons, primarily to satisfy increased demand for its products in the domestic and export markets, as well as improved productivity, initial benefits from automation projects and improved geological conditions at the Enlow Fork mine.
Coal Operations
The PAMC division's coal revenue and cost components on a per unit basis for these periods were as follows:

	For the Years Ended December 31,
	2018	2017	Variance
Total Tons Sold (in millions)	27.7	26.1	1.6
Average Revenue per Ton Sold	$49.28	$45.52	$3.76

Average Cash Cost per Ton Sold	$29.29	$29.02	$0.27
Depreciation, Depletion and Amortization Costs per Ton Sold (Non-Cash Cost)	6.17	6.01	0.16
Total Costs per Ton Sold	$35.46	$35.03	$0.43
Average Margin per Ton Sold	$13.82	$10.49	$3.33
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	6.17	6.01	0.16
Average Cash Margin per Ton Sold (1)	$19.99	$16.50	$3.49
(1) Average cash margin per ton is an operating ratio derived from non-GAAP measures. See “How We Evaluate Our Operations - Reconciliation of Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to the most directly comparable GAAP measures.

Coal Revenue

Coal revenue was $1,364 million for the year ended December 31, 2018, compared to $1,188 million for the year ended December 31, 2017. The $176 million increase was attributable to a 1.6 million increase in tons sold and a $3.76 per ton higher average sales price per ton sold. The increase in tons sold was driven by increased demand from the Company's domestic customers, largely due to higher burn. The higher average sales price per ton sold in the 2018 period was primarily the result of higher realizations on the Company's netback contracts due to strong power prices and an increased demand in the international thermal and crossover metallurgical coal markets the Company serves.

Freight Revenue and Freight Expense

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services. Freight revenue is completely offset in freight expense. Freight revenue and freight expense were both $44 million for the year ended December 31, 2018, compared to $74 million for the year ended December 31, 2017. The $30 million decrease was due to decreased shipments to customers where the Company was contractually obligated to provide transportation services.

Miscellaneous Other Income

Miscellaneous other income was $21 million for the year ended December 31, 2018, compared to $23 million for the year ended December 31, 2017. The $2 million decrease was primarily the result of a customer contract buyout in the amount of $10 million in the year ended December 31, 2017, offset, in part, by a current year increase in sales of externally purchased coal to blend and resell.

Gain on Sale of Assets

Gain on sale of assets decreased $6 million in the period-to-period comparison primarily due to the sale of certain coal rights during the year ended December 31, 2017.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. The costs of coal sold include items such as direct operating costs, royalties and production taxes, employee-related expenses and depreciation, depletion, and amortization costs on production assets. Total operating costs and expenses were $981 million for the year ended December 31, 2018, or $67 million higher than the $914 million for the year ended December 31, 2017. Total costs per ton sold were $35.46 per ton in the year ended December 31, 2018, compared to $35.03 per ton in the year ended December 31, 2017. The increase in the total cost of coal sold was primarily driven by an increase in production-related costs as more coal was mined to meet market demand. The increase in the average cost per ton sold was the result of additional royalty and production taxes due to a $3.76 per ton higher average sales price. Since the fourth quarter of 2017, the Company has seen modest inflation in the cost of supplies that contain steel and other commodities for which prices are strengthening, as well as in the cost of contract labor. The Company has been able to successfully offset these inflationary pressures through productivity gains, initial benefits from our automation investments and a reduction in lease/rental expense.
Other Costs
Other costs include items that are assigned to the PAMC division but are not included in unit costs, such as coal reserve holding costs and purchased coal costs. Total other costs increased $21 million in the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was primarily attributable to an increase in current year costs related to externally purchased coal to blend and resell, discretionary employee benefit expenses, and demurrage charges. This increase was partially offset by prior year severance costs related to organizational restructuring.
Selling, General and Administrative Costs

At December 31, 2018, CONSOL Energy was party to a service agreement with CCR that required CONSOL Energy to provide certain selling, general and administrative services to CCR. These services are paid monthly based on an agreed-upon fixed fee that is reset at least annually. See Note 24 - Related Party Transactions of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information. An additional portion of CONSOL Energy's selling, general and administrative costs are allocated to the PAMC division, outside of the service agreement, based on a percentage of total revenue and a percentage of total projected capital expenditures. The amount of selling, general and administrative costs related to the PAMC division was $60 million for the year ended December 31, 2018, compared to $72 million for the year ended December 31, 2017. The $12 million decrease in the period-to-period comparison was primarily due to long-term incentive compensation recognized in the prior year in relation to an award modification due to organizational restructuring. This was offset, in part, by an increase in short-term incentive compensation paid to employees based on the results of operations achieved at the Company's mines and increases in purchased services related to the conversion to a different Enterprise Resource and Planning software.
Interest Expense, net
Interest expense, net of amounts capitalized, decreased $10 million in the period-to-period comparison. For the year ended December 31, 2017, net interest expense is primarily comprised of interest on the Original CCR Credit Facility (see Note 24 - Related Party Transactions of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information). No such interest expense was incurred during the year ended December 31, 2018, as the Original CCR Credit Facility was refinanced through the Affiliated Company Credit Agreement on November 28, 2017.

OTHER ANALYSIS:
The other division includes revenue and expenses from various corporate and diversified business activities that are not allocated to the PAMC division. The diversified business activities include coal terminal operations, closed and idle mine activities, selling, general and administrative activities, interest expense and income taxes, as well as various other non-operated activities.

Other business activities had a loss before income tax of $103 million for the year ended December 31, 2018, compared to a loss before income tax of $19 million for the year ended December 31, 2017. Variances are discussed below.

	For the Years Ended December 31,
(in millions)	2018	2017	Variance
Revenue:
Terminal Revenue	$65	$60	$5
Miscellaneous Other Income	38	50	(12)
Gain on Sale of Assets	1	11	(10)
Total Revenue and Other Income	104	121	(17)
Other Costs and Expenses:
Operating and Other Costs	92	108	(16)
Depreciation, Depletion and Amortization	22	5	17
Selling, General, and Administrative Costs	5	11	(6)
Loss on Debt Extinguishment	4	—	4
Interest Expense, net	84	16	68
Total Other Costs and Expenses	207	140	67
Loss Before Income Tax	$(103)	$(19)	$(84)

Terminal Revenue
Terminal revenue consists of sales from the CONSOL Marine Terminal, which is located on 200 acres in the Port of Baltimore, Maryland and provides access to international coal markets. CONSOL Marine Terminal sales were $65 million for the year ended December 31, 2018, compared to $60 million for the year ended December 31, 2017. The $5 million increase in the period-to-period comparison resulted from additional revenue earned in the current year from one of the Company's customers. This customer's contractual arrangement contains a take-or-pay element, which provides a certain level of monthly throughput tons for a fixed amount.

Miscellaneous Other Income
Miscellaneous other income was $38 million for the year ended December 31, 2018, compared to $50 million for the year ended December 31, 2017. The $12 million decrease is primarily attributable to a decrease in rental income as a result of the sale of certain subleased equipment to a third party in the second quarter of 2017.

Gain on Sale of Assets

Gain on sale of assets decreased $10 million in the period-to-period comparison primarily due to the sale of certain coal reserves during the year ended December 31, 2017.

Operating and Other Costs

Operating and other costs were $92 million for the year ended December 31, 2018, compared to $108 million for the year ended December 31, 2017. Operating and other costs decreased in the period-to-period comparison due to the following items:

	For the Years Ended December 31,
(in millions)	2018	2017	Variance
Terminal Operating Costs	$24	$21	$3
Employee-Related Legacy Liability Expense	42	55	(13)
Lease Rental Expense	2	10	(8)
Coal Reserve Holding Costs	2	5	(3)
Closed and Idle Mines	4	7	(3)
Bank Fees	3	—	3
Litigation Expense	4	—	4
Other	11	10	1
Total Operating and Other Costs	$92	$108	$(16)

•
Employee-Related Legacy Liability Expense decreased $13 million in the period-to-period comparison primarily due to modifications made to the actuarial calculation of net periodic benefit cost at the beginning of each year. Additionally, pension settlement expense is required when lump sum distributions made for a given plan year exceed the total of the service and interest costs for that same plan year. Settlement accounting was triggered in the year ended December 31, 2017. See Note 14 - Pension and Other Postretirement Benefits Plans in the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

•	Lease Rental Expense decreased $8 million primarily due to the sale of certain subleased equipment to a third party in the second quarter of 2017.

•
Bank Fees represent costs associated with the Company's securitization facility (see Note 10 - Accounts Receivable Securitization in the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information).

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $17 million in the period-to-period comparison, mainly as a result of a credit adjustment related to changes in the Company's asset retirement obligations during the year ended December 31, 2017.

Selling, General and Administrative Costs

Selling, general and administrative costs are allocated to the Company's Other division based on a percentage of total revenue and a percentage of total projected capital expenditures. The decrease of $6 million is primarily due to additional costs incurred in the year ended December 31, 2017 related to modifications of stock-based compensation awards as a result of the separation and distribution. Prior to the separation and distribution, additional selling, general and administrative costs were allocated from the Company's former parent to the Other division, which did not occur in the year ended December 31, 2018.

Loss on Debt Extinguishment

Loss on debt extinguishment of $4 million was recognized in the year ended December 31, 2018 due to accelerated payments made on the Term Loan A Facility and the open market repurchases of the 11.00% Senior Secured Second Lien Notes due 2025.

Interest Expense, net

Interest expense, net of amounts capitalized, of $84 million and $16 million for the years ended December 31, 2018 and 2017, respectively, is primarily comprised of interest and fees on the Company's Revolving Credit Facility, Term Loan A Facility, Term Loan B Facility and the 11.00% Senior Secured Second Lien Notes, as well as interest on the 5.75% MEDCO Revenue Bonds (all as defined below). These debt facilities were entered into as a result of the separation and distribution that occurred on November 28, 2017.

Results of Operations: Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016
Net Income Attributable to CONSOL Energy Inc. Shareholders
CONSOL Energy reported net income attributable to CONSOL Energy Inc. shareholders of $68 million for the year ended December 31, 2017, compared to net income attributable to CONSOL Energy Inc. shareholders of $41 million for the year ended December 31, 2016.

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

	For the Years Ended December 31,
(in millions)	2017	2016	Variance
Revenue:
Coal Revenue	$1,188	$1,066	$122
Freight Revenue	74	46	28
Miscellaneous Other Income	23	13	10
Gain on Sale of Assets	6	—	6
Total Revenue and Other Income	1,291	1,125	166
Cost of Coal Sold:
Operating Costs	757	691	66
Depreciation, Depletion and Amortization	157	154	3
Total Cost of Coal Sold	914	845	69
Other Costs:
Other Costs	22	42	(20)
Depreciation, Depletion and Amortization	10	14	(4)
Total Other Costs	32	56	(24)
Freight Expense	74	46	28
Selling, General and Administrative Costs	72	38	34
Interest Expense, net	10	9	1
Total Costs and Expenses	1,102	994	108
Earnings Before Income Tax	$189	$131	$58

Coal Production
The table below presents total tons produced (in thousands) from the Pennsylvania Mining Complex for the periods indicated:

	For the Years Ended December 31,
Mine	2017	2016	Variance
Bailey	12,124	12,056	68
Enlow	9,180	9,638	(458)
Harvey	4,805	2,971	1,834
Total	26,109	24,665	1,444
Coal production was 26.1 million tons for the year ended December 31, 2017, compared to 24.7 million tons for the year ended December 31, 2016. Coal production increased 1.4 million tons primarily to satisfy market demand, offset, in part, by a decrease in coal production at the Enlow Fork mine due to adverse geological conditions.
Coal Operations
The PAMC division's coal revenue and cost components on a per unit basis for these periods were as follows:

	For the Years Ended December 31,
	2017	2016	Variance
Total Tons Sold (in millions)	26.1	24.6	1.5
Average Revenue per Ton Sold	$45.52	$43.31	$2.21

Average Cash Cost per Ton Sold	$29.02	$28.09	$0.93
Depreciation, Depletion and Amortization Costs per Ton Sold (Non-Cash Cost)	6.01	6.26	(0.25)
Total Costs per Ton Sold	$35.03	$34.35	$0.68
Average Margin per Ton Sold	$10.49	$8.96	$1.53
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	6.01	6.26	(0.25)
Average Cash Margin per Ton Sold (1)	$16.50	$15.22	$1.28
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

Miscellaneous Other Income

Miscellaneous other income was $23 million for the year ended December 31, 2017, compared to $13 million for the year ended December 31, 2016. The $10 million increase was primarily attributable to customer contract buyouts and an increase in sales of externally purchased coal to blend and resell.

Gain on Sale of Assets

Gain on sale of assets increased $6 million in the period-to-period comparison primarily due to the sale of certain coal rights during the year ended December 31, 2017.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. The costs of coal sold include items such as direct operating costs, royalty and production taxes, employee-related expenses and depreciation, depletion, and amortization costs on production assets. Total cost of coal sold was $914 million for the year ended December 31, 2017, or $69 million higher than the $845 million for the year ended December 31, 2016. Total costs per ton sold were $35.03 per ton in the year ended December 31, 2017, compared to $34.35 per ton in the year ended December 31, 2016. The increase in the cost of coal sold was primarily driven by additional operating expenses incurred at the Bailey Mine, related to operational delays as a result of permitting issues, and adverse geological conditions at the Enlow Fork mine. In addition, the average cost per ton sold increased due to additional costs related to an increase in development mining footage.

Other Costs

Other costs include items that are assigned to the PAMC division but are not included in unit costs, such as coal reserve holding costs and purchased coal costs. Total other costs decreased $24 million in the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease was primarily attributable to the following costs incurred in the year ended December 31, 2016: $19 million of costs related to the temporary idling of one longwall at the PAMC complex for approximately 90 days to optimize operating schedules, $9 million of discretionary 401(k) contributions made as a result of company performance and management approval, and $3 million of costs related to the proposed consent decree with respect to the Bailey Mine complex. These costs were offset, in part, by an increase of $7 million in the period-to-period comparison related to the cost of purchased coal to blend and resell, and $4 million of separation costs incurred in the year ended December 31, 2017 related to organizational restructuring.

Selling, General and Administrative Costs
At December 31, 2017, CONSOL Energy was party to a service agreement with CCR that required CONSOL Energy to provide certain selling, general and administrative services to CCR. These services are paid monthly based on an agreed-upon fixed fee that is reset at least annually. See Note 24 - Related Party Transactions of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information. An additional portion of CONSOL Energy's selling, general and administrative costs are allocated to the PAMC division, outside of the service agreement, based on a percentage of total revenue and a percentage of total projected capital expenditures. The amount of selling, general and administrative costs related to the PAMC division was $72 million for the year ended December 31, 2017, compared to $38 million for the year ended December 31, 2016. The $34 million increase in the period-to-period comparison was primarily related to an increase in long-term incentive compensation recognized in relation to award modifications due to organizational restructuring, an increase in short-term incentive compensation paid to employees based on the results of operations achieved at the Company's mines, and increases in purchased services related to the conversion to a different Enterprise Resource and Planning software.

Interest Expense, net

Interest expense, net of amounts capitalized, of $10 million and $9 million for the years ended December 31, 2017 and 2016, respectively, was primarily comprised of interest on the Original CCR Credit Facility (see Note 24 - Related Party Transactions of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information). The Original CCR Credit Facility was refinanced through the Affiliated Company Credit Agreement on November 28, 2017.

OTHER ANALYSIS:
The other division includes revenue and expenses from various corporate and diversified business activities that are not allocated to the PAMC division. The diversified business activities include coal terminal operations, closed and idle mine activities, selling, general and administrative activities, interest expense and income taxes, as well as various other non-operated activities.

Other business activities had a loss before income tax of $19 million for the year ended December 31, 2017, compared to a loss before income tax of $66 million for the year ended December 31, 2016. Variances are discussed below.

	For the Years Ended December 31,
(in millions)	2017	2016	Variance
Revenue:
Terminal Revenue	$60	$31	$29
Miscellaneous Other Income	50	69	(19)
Gain on Sale of Assets	11	5	6
Total Revenue and Other Income	121	105	16
Other Costs and Expenses:
Operating and Other Costs	108	143	(35)
Depreciation, Depletion and Amortization	5	10	(5)
Selling, General and Administrative Costs	11	13	(2)
Interest Expense, net	16	5	11
Total Other Costs and Expenses	140	171	(31)
Loss Before Income Tax	$(19)	$(66)	$47

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

Miscellaneous Other Income

Miscellaneous other income was $50 million for the year ended December 31, 2017, compared to $69 million for the year ended December 31, 2016. The change is due to the following items:

	For the Years Ended December 31,
(in millions)	2017	2016	Variance
Rental Income	$14	$35	$(21)
Right of Way Sales	2	11	(9)
Interest Income	3	—	3
Royalty Income	28	20	8
Other Income	3	3	—
Total Miscellaneous Other Income	$50	$69	$(19)

•	Rental Income decreased $21 million primarily due to a decrease in lease payments received as a result of the sale of certain subleased equipment to a third party in the second quarter of 2017.

•
Right of Way Sales relate to an initiative to generate additional revenue from the Company's unutilized surface rights. The decrease of $9 million in the period-to-period comparison was due to fewer sales in the year ended December 31, 2017.

•
Royalty Income related to non-operated coal properties increased $8 million in the period-to-period comparison primarily due to an increase in third party activity and higher coal prices in the year ended December 31, 2017.

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

Operating and Other Costs

Operating and other costs were $108 million for the year ended December 31, 2017, compared to $143 million for the year ended December 31, 2016. Operating and other costs decreased in the period-to-period comparison due to the following items:

	For the Years Ended December 31,
(in millions)	2017	2016	Variance
Terminal Operating Costs	$21	$18	$3
Employee-Related Legacy Liability Expense	55	66	(11)
Lease Rental Expense	10	30	(20)
Coal Reserve Holding Costs	5	19	(14)
Closed and Idle Mines	7	9	(2)
Other	10	1	9
Total Operating and Other Costs	$108	$143	$(35)

•	Terminal Operating Costs increased $3 million due to an increase in throughput tons.

•
Employee-Related Legacy Liability Expense decreased $11 million primarily due to modifications made to the actuarial calculation of net periodic benefit cost at the beginning of each year. Additionally, pension settlement expense is required when lump sum distributions made for a given plan year exceed the total of the service and interest costs for that same plan year. Settlement accounting was triggered in both periods. See Note 14 - Pension and Other Postretirement Benefit Plans in the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

•	Lease Rental Expense decreased $20 million primarily due to the sale of certain subleased equipment to a third party in the second quarter of 2017.

•	Coal Reserve Holding Costs decreased $14 million in the period-to-period comparison, primarily as a result of the voluntary surrender of various leases during the year ended December 31, 2016.

•
Other includes miscellaneous corporate activity. Approximately $4 million of costs incurred in the year ended December 31, 2017 relates to a write-off of future expected royalty payments now deemed uncollectible as a result of a lessee's bankruptcy.

Depreciation, Depletion and Amortization

Depreciation, depletion, and amortization decreased $5 million in the period-to-period comparison primarily due to changes in the Company's asset retirement obligations.

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

Interest Expense, net

Interest expense, net of amounts capitalized, of $16 million for the year ended December 31, 2017 is primarily comprised of interest on the 5.75% MEDCO Revenue Bonds, as well as interest and fees on the Company's Revolving Credit Facility, Term Loan A Facility, Term Loan B Facility and the 11.00% Senior Secured Second Lien Notes. These debt facilities were entered into as a result of the separation and distribution that occurred on November 28, 2017. Interest expense, net of amounts capitalized, of $5 million for the year ended December 31, 2016 is comprised of interest on the 5.75% MEDCO Revenue Bonds.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities in the Consolidated Financial Statements and at the date of the financial statements. See Note 1-Significant Accounting Policies in the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion. CONSOL Energy bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company evaluates its estimates on an on-going basis. Actual results could differ from those estimates upon subsequent resolution of identified matters. Management believes that the estimates utilized are reasonable. The following critical accounting policies are materially impacted by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

Mine Closure and Gas Well Closing Obligations

The Surface Mining Control and Reclamation Act established operational, reclamation and closure standards for all aspects of surface mining as well as most aspects of deep mining. CONSOL Energy accrues for the costs of current coal mine disturbance and final coal mine and gas well closure, including the cost of treating mine water discharge where necessary. Estimates of the Company's total mine-closing and gas well closing liabilities, which are based upon permit requirements and CONSOL Energy engineering expertise related to these requirements, including the current portion, were approximately $267 million at December 31, 2018. This liability is reviewed annually, or when events and circumstances indicate an adjustment is necessary, by CONSOL Energy management and engineers. The estimated liability can significantly change if actual costs vary from assumptions or if governmental regulations change significantly.

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

Income Taxes

Deferred tax assets and liabilities are recognized using enacted tax rates for the estimated future tax effects of temporary differences between the book and tax basis of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. All available evidence, both positive and negative, must be considered in determining the need for a valuation allowance. At December 31, 2018, CONSOL Energy has deferred tax assets in excess of deferred tax liabilities of approximately $78 million. After considering all available evidence, both positive and negative, management determined that no valuation allowance is necessary at this time.

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

Contingencies

CONSOL Energy is currently involved in certain legal proceedings. The Company has accrued its estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with legal counsel involved in the defense of these matters and is based upon the nature of the lawsuit, progress of the case in court, view of legal counsel, prior experience in similar matters, and management's intended response. Future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company's assumptions or the outcome of these proceedings. Legal fees associated with defending these various lawsuits and claims are expensed when incurred.

Recoverable Coal Reserves

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

Liquidity and Capital Resources

Historically, the Company's former parent provided capital, cash management and other treasury services to the Coal Business, which the Company's former parent continued to provide until the separation was consummated on November 28, 2017. Following the separation, the Company's capital structure and sources of liquidity changed significantly from its historical capital structure. The Company no longer participates in capital management with its former parent; rather, the Company's ability to fund its cash needs depends on its ongoing ability to generate and raise cash in the future. Transfers of cash during 2016 and 2017, both to and from the Company's former parent's centralized cash management system, are reflected as a component of Other Parent Net Distributions in the Consolidated Statements of Cash Flows.

The cash flow generated from operations in 2018 improved compared to 2017 due to strong demand from the export and domestic thermal coal markets. The Company believes this strong demand will continue into 2019. Furthermore, through consistent cost control measures, the Company expects to provide adequate cash flows to meet its maintenance capital requirements. The Company started construction on the course refuse disposal area project in 2017, which is expected to continue through 2021. The Company's 2019 capital needs are expected to be between $135 million to $155 million, which is increased from 2018 levels due to additional expected capital expenditures related to airshaft construction projects, as well as additional belt system related expenditures.

CONSOL Energy's coal is shipped to multiple geographies domestically and globally. From time to time, the Company changes its exposure to various countries depending on the economics and profitability of coal sales. Given that coal markets are global, the Company expects, if possible, to offset any potential adverse impact from tariffs that may be imposed by governments in the countries in which one or more of the Company's end users are located by reallocating its customer base to other countries or to the domestic U.S. markets.

CONSOL Energy believes its business will generate adequate cash flows and liquidity to meet reasonable increases in the cost of supplies that are passed on from suppliers. CONSOL Energy will also continue to seek alternative sources of supplies and replacement materials to offset any unexpected increase in the cost of supplies.

Uncertainty in the financial markets brings additional potential risks to CONSOL Energy. These risks include declines in the Company's stock price, less availability and higher costs of additional credit, potential counterparty defaults, and commercial bank failures. Financial market disruptions may impact the Company's collection of trade receivables. As a result, CONSOL Energy regularly monitors the creditworthiness of its customers and counterparties and manages credit exposure through payment terms, credit limits, prepayments and security. CONSOL Energy believes that its current group of customers represents no abnormal business risk.

CONSOL Energy expects its ongoing sources of liquidity to include cash generated from operations, cash on hand, borrowings under the revolving credit facility and securitization facility (which are discussed below), and, if necessary, the issuance of additional equity or debt securities. The Company believes that cash generated from these sources will be sufficient to meet its short-term working capital requirements, long-term capital expenditure requirements, and debt servicing obligations, as well as to provide required letters of credit.

Following the separation, the Company owns an undivided interest in 75% of the PAMC and the Partnership owns the remaining undivided 25% interest of the PAMC. As of December 31, 2018, the Company had a 61.6% economic ownership interest in the Partnership through its various holdings of the general partner and limited partnership interests of the Partnership.

Cash Flows (in millions)

	For the Years Ended December 31,
	2018	2017	Change
Cash provided by operating activities	$414	$248	$166
Cash used in investing activities	$(154)	$(57)	$(97)
Cash used in financing activities	$(149)	$(51)	$(98)

Cash provided by operating activities increased $166 million in the period-to-period comparison primarily due to a $96 million increase in net income, a $29 million increase in depreciation, depletion and amortization expense, and a $17 million change in gain on the sale of assets. These changes were offset, in part, by a $12 million decrease in stock/unit-based compensation expense and a $33 million change in deferred income taxes year over year. Changes in working capital that occurred throughout both periods also contributed to the increase in operating cash flows.

Cash used in investing activities increased $97 million in the period-to-period comparison, primarily as a result of a $65 million increase in capital expenditures and a $22 million decrease in proceeds from the sale of assets, largely related to the sale of surface rights and reserves during the year ended December 31, 2017. Other investing activity of $10 million during the year ended December 31, 2018 also contributed to the cash flows used in investing activities. The increase in capital expenditures is due to the following items:

	For the Years Ended December 31,
	2018	2017	Change
Building and Infrastructure	$46	$33	$13
Equipment Purchases and Rebuilds	43	10	33
Refuse Storage Area	34	32	2
IS&T Infrastructure	11	1	10
Other	12	5	7
Total Capital Expenditures	$146	$81	$65

Cash used in financing activities increased $98 million in the period-to-period comparison. During the year ended December 31, 2018, total payments of $56 million were made on the Company's Term Loan A Facility, Term Loan B Facility, and Senior Secured Second Lien Notes. CONSOL Energy shares were repurchased and CONSOL Coal Resources LP units were purchased, totaling $29 million. Also during the year ended December 31, 2018, the Company paid its former parent $18 million related to the final settlement of shared, spin-related fees.

During the year ended December 31, 2017, $201 million of net payments were made under the Original CCR Credit Facility. In connection with the separation and distribution, the Company entered into a revolving credit facility, a Term Loan A Facility, and a Term Loan B Facility, and issued 11.00% Senior Secured Second Lien Notes. The net proceeds, including debt issuance fees, from these facilities were $760 million. Also, the Company made net distributions to its former parent of $582 million, which included a $425 million payment in connection with the separation and distribution.

Senior Secured Credit Facilities

In connection with the separation and distribution, the Company entered into a revolving credit facility with commitments up to $300 million (the “Revolving Credit Facility”), a Term Loan A Facility of up to $100 million (the “TLA Facility”) and a Term Loan B Facility of up to $400 million (the “TLB Facility”, and together with the Revolving Credit Facility and the TLA Facility, the “Senior Secured Credit Facilities”). Borrowings under the Company’s Senior Secured Credit Facilities bear interest at a floating rate which can be, at the Company’s option, either (i) LIBOR plus an applicable margin or (ii) an alternate base rate plus an applicable margin. The applicable margin for the Revolving Credit Facility and TLA Facility depends on the total net leverage ratio, whereas the applicable margin for the TLB Facility is fixed. The Revolving Credit and TLA Facilities mature on November 28, 2021. The TLB Facility matures on November 28, 2022. The TLA Facility is being amortized in equal quarterly installments of (i) 3.75% of the original principal amount thereof, for the first eight quarterly installments, (ii) 6.25% of the original principal amount thereof for the subsequent four quarterly installments and (iii) 11.25% of the original principal amount thereof for the quarterly installments thereafter, with the remaining balance due at final maturity. The TLB Facility is being amortized in equal quarterly installments in an amount equal to 0.25% per annum of the original principal amount thereof, with the remaining balance due at final maturity.

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

The Revolving Credit Facility and TLA Facility also include financial covenants, including (i) a maximum first lien gross leverage ratio, (ii) a maximum total net leverage ratio, and (iii) a minimum fixed charge coverage ratio. CONSOL Energy must maintain a maximum first lien gross leverage ratio covenant of no more than 2.25 to 1.00, measured quarterly, stepping down to 2.00 to 1.00 in March 2019 and 1.75 to 1.00 in March 2020. The maximum first lien gross leverage ratio is calculated as the ratio of Consolidated First Lien Debt to Consolidated EBITDA, excluding the Partnership. The maximum first lien gross leverage ratio was 1.29 to 1.00 at December 31, 2018. CONSOL Energy must maintain a maximum total net leverage ratio covenant of no more than 3.25 to 1.00, measured quarterly, stepping down to 3.00 to 1.00 in March 2019 and 2.75 to 1.00 in March 2020. The maximum total net leverage ratio is calculated as the ratio of Consolidated Indebtedness, minus Cash on Hand, to Consolidated EBITDA, excluding the Partnership. The maximum total net leverage ratio was 1.66 to 1.00 at December 31, 2018. Consolidated EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations, non-cash charges related to legacy employee liabilities and gains and losses on debt extinguishment, and includes cash distributions received from the Partnership and subtracts cash payments related to legacy employee liabilities. The facilities also include a minimum fixed charge coverage covenant of no less than 1.00 to 1.00, measured quarterly, stepping up to 1.05 to 1.00 in March 2020 and 1.10 to 1.00 in March 2021. The minimum fixed charge coverage ratio is calculated as the ratio of Consolidated EBITDA to Consolidated Fixed Charges, excluding the Partnership. Consolidated Fixed Charges, as used in the covenant calculation, include cash interest payments, cash payments for income taxes, scheduled debt repayments, dividends paid, and Maintenance Capital Expenditures. The minimum fixed charge coverage ratio was 2.11 to 1.00 at December 31, 2018.

The TLB Facility also includes a financial covenant that requires the Company to repay a certain amount of its borrowings under the TLB Facility within ten business days after the date it files its Form 10-K with the Securities and Exchange Commission if the Company has excess cash flow (as defined in the credit agreement for the Senior Secured Credit Facilities) during the year covered by the applicable Form 10-K. As of December 31, 2018, the required repayment of approximately $110 million has been classified as Current Portion of Long-Term Debt in the Consolidated Balance Sheets. The amount of excess cash flow is a covenant feature only applicable as of the Company's year-end and calculated as of December 31, 2018. For fiscal year 2018, such repayment shall be equal to 75% of the Company's excess cash flow for such year less any voluntary prepayments of its borrowings under the TLB Facility made by the Company, if any, during 2018. For all subsequent fiscal years, the required repayment will be equal to a certain percentage of the Company's excess cash flow for such year, ranging from 0% to 75% depending on the Company's total net leverage ratio, less the amount of certain voluntary prepayments made by the Company, if any, under the TLB Facility during such fiscal year.

The Senior Secured Credit Facilities contain customary events of default, including with respect to a failure to make payments when due, cross-default and cross-judgment default and certain bankruptcy and insolvency events.

The aggregate gross proceeds of the borrowings under the TLA and TLB Facilities and the Second Lien Notes (as defined below) was $792 million and was used, among other things, to (i) make a cash payment of $425 million to the Company's former parent on November 28, 2017, (ii) to refinance as an intercompany loan the existing indebtedness of the Partnership under the Original CCR Credit Facility, as described below, (iii) to pay related fees and expenses and (iv) otherwise fund the Company’s working capital needs and general corporate purposes following the separation.

At December 31, 2018, the Revolving Credit Facility had no borrowings outstanding and $54 million of letters of credit outstanding, leaving $246 million of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.

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

At December 31, 2018, eligible accounts receivable totaled approximately $38 million. At December 31, 2018, the facility had no outstanding borrowings and $53 million of letters of credit outstanding, leaving no unused capacity. The Company posted $15 million of cash collateral to secure the difference in the outstanding letters of credit and the eligible accounts receivable. Restricted cash of approximately $15 million is included in Prepaid Expenses and Other Assets in the Consolidated Balance Sheets. Costs associated with the receivables facility totaled $3 million for the year ended December 31, 2018. These costs have been recorded as financing fees which are included in Operating and Other Costs in the Consolidated Statements of Income. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.

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

The Indenture contains covenants that will limit the ability of the Company and the Guarantors, to (i) incur, assume or guarantee additional indebtedness or issue preferred stock; (ii) create liens to secure indebtedness; (iii) declare or pay dividends on the Company’s common stock, redeem stock or make other distributions to the Company’s stockholders; (iv) make investments; (v) restrict dividends, loans or other asset transfers from the Company’s restricted subsidiaries; (vi) merge or consolidate, or sell, transfer, lease or dispose of substantially all of the Company’s assets; (vii) sell or otherwise dispose of certain assets, including equity interests in subsidiaries; (viii) enter into transactions with affiliates; and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If the Second Lien Notes achieve an investment grade rating from both Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. and no default under the Indenture exists, many of the foregoing covenants will terminate and cease to apply. The Indenture also contains customary events of default, including (i) default for 30 days on the payment when due of interest on the Notes; (ii) default in payment when due of principal of or premium, if any, on the Notes at maturity, upon redemption or otherwise; (iii) covenant defaults, (iv) cross-defaults to certain indebtedness and (v) certain events of bankruptcy or insolvency with respect to the Company or any of the Guarantors. If an event of default occurs and is continuing, the Trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Second Lien Notes may declare all the Notes to be due and payable immediately. If an event of default arises from certain events of bankruptcy or insolvency, with respect to the Company, any restricted subsidiary of the Company that is a significant subsidiary or any group of restricted subsidiaries of the Company that, taken together, would constitute a significant subsidiary, all outstanding Second Lien Notes will become due and payable immediately without further action or notice.

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

The Affiliated Company Credit Agreement matures on February 27, 2023. The collateral obligations under the Affiliated Company Credit Agreement generally mirror the Original CCR Credit Facility, as does the list of entities that will act as guarantors thereunder. The Affiliated Company Credit Agreement is subject to financial covenants relating to a maximum first lien gross leverage ratio and a maximum total net leverage ratio, which will be calculated on a consolidated basis for the Partnership and its restricted subsidiaries at the end of each fiscal quarter. The Partnership was in compliance with each of these financial covenants at December 31, 2018. The Affiliated Company Credit Agreement also contains a number of customary affirmative covenants and negative covenants, including limitations on the ability of the Partnership to incur additional indebtedness, grant liens, and make investments, acquisitions, dispositions, restricted payments, and prepayments of junior indebtedness (subject to certain limited exceptions).

Contractual Obligations
CONSOL Energy is required to make future payments under various contracts. CONSOL Energy also has commitments to fund its pension plans, provide payments for other postretirement benefit plans, and fund capital projects. The following is a summary of the Company's significant contractual obligations at December 31, 2018 (in thousands):

	Payments due by Year
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase Order Firm Commitments	$1,201	$1,662	$—	$—	$2,863
Long-Term Debt	117,954	78,683	274,594	377,921	849,152
Interest on Long-Term Debt	74,864	127,856	95,692	72,951	371,363
Capital Lease Obligations	16,858	25,607	83	—	42,548
Interest on Capital Lease Obligations	1,732	1,014	14	—	2,760
Operating Lease Obligations	23,803	43,733	16,523	16,952	101,011
Long-Term Liabilities—Employee Related (a)	58,562	110,826	107,047	457,353	733,788
Other Long-Term Liabilities (b)	157,277	56,192	31,974	155,644	401,087
Total Contractual Obligations (c)	$452,251	$445,573	$525,927	$1,080,821	$2,504,572
 _________________________

(a)
Employee related long-term liabilities include other post-employment benefits, work-related injuries and illnesses. Estimated salaried retirement contributions required to meet minimum funding standards under ERISA are excluded from the pay-out table due to the uncertainty regarding amounts to be contributed. CONSOL Energy does not expect to contribute to the pension in 2019.

(b)	Other long-term liabilities include mine reclamation and closure and other long-term liability costs.

(c)	The significant obligation table does not include obligations to taxing authorities due to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

Debt
At December 31, 2018, CONSOL Energy had total long-term debt and capital lease obligations of $886 million outstanding, including the current portion of long-term debt of $135 million. This long-term debt consisted of:

•
An aggregate principal amount of $396 million in connection with the Term Loan B (TLB) Facility, due in November 2022, less $6 million of unamortized bond discount. Borrowings under the TLB Facility bear interest at a floating rate.

•	An aggregate principal amount of $274 million of 11.00% Senior Secured Second Lien Notes due in November 2025. Interest on the notes is payable May 15 and November 15 of each year.

•	An aggregate principal amount of $74 million in connection with the Term Loan A (TLA) Facility, due in November 2021. Borrowings under the TLA Facility bear interest at a floating rate.

•
An aggregate principal amount of $103 million of industrial revenue bonds which were issued to finance the Baltimore port facility and bear interest at 5.75% per annum and mature in September 2025. Interest on the industrial revenue bonds is payable March 1 and September 1 of each year. Payment of the principal and interest on the notes is guaranteed by CONSOL Energy.

•	Advance royalty commitments of $2 million with an average interest rate of 8.57% per annum.

•	An aggregate principal amount of $43 million of capital leases with a weighted average interest rate of 5.38% per annum.

At December 31, 2018, CONSOL Energy had no borrowings outstanding and approximately $54 million of letters of credit outstanding under the $300 million senior secured Revolving Credit Facility. At December 31, 2018, CONSOL Energy had no borrowings outstanding and approximately $53 million of letters of credit outstanding under the $100 million Securitization Facility.
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

Under the terms of the program, CONSOL Energy is permitted to make repurchases in the open market, in privately negotiated transactions, accelerated repurchase programs or in structured share repurchase programs. CONSOL Energy is also authorized to enter into one or more 10b5-1 plans with respect to any of the repurchases. Any repurchases of common stock, notes or units are to be funded from available cash on hand or short-term borrowings. The program does not obligate CONSOL Energy to acquire any particular amount of its common stock, notes or units, and can be modified or suspended at any time at the Company’s discretion. The program is conducted in compliance with applicable legal requirements and within the limits imposed by any credit agreement, receivables purchase agreement, indenture or the TMA (as defined below) and is subject to market conditions and other factors.

During the year ended December 31, 2018, 708,245 shares of the Company's common stock were repurchased and retired at an average price of $36.48 per share, and 167,958 of the Partnership's common units were purchased at an average price of $18.33 per unit. Additionally, the Company repurchased approximately $26 million of its 11.00% Senior Secured Second Lien Notes.

Total Equity and Dividends
Total equity attributable to CONSOL Energy was $552 million at December 31, 2018 and $344 million at December 31, 2017. See the Consolidated Statements of Stockholders' Equity in Item 8 of this Form 10-K for additional details.
The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy's Board of Directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CONSOL Energy's financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. The Company's senior secured credit facilities limit CONSOL Energy's ability to pay dividends when the Company's total net leverage ratio exceeds 2.00 to 1.00 and subject to an aggregate amount up to a cumulative credit calculation set forth in the facilities. The total net leverage ratio was 1.66 to 1.00 and the cumulative credit was approximately $70 million at December 31, 2018. The cumulative credit starts with $50 million and builds with excess cash flow commencing in 2018. The calculation of the total net leverage ratio excludes the Partnership. The credit facilities do not permit dividend payments in the event of default. The Indenture to the 11.00% Senior Secured Second Lien Notes limits dividends when the Company's total net leverage ratio exceeds 2.00 to 1.00 and subject to an amount not to exceed an annual rate of 4.0% of the quoted public market value per share of such common stock at the time of the declaration. The Indenture does not permit dividend payments in the event of default.
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
On January 24, 2019, the Board of Directors of CCR's general partner declared a cash distribution of $0.5125 per unit to CCR's limited partner unitholders and the holder of the general partner interest. The cash distribution will be paid on February 15, 2019 to the unit holders of record at the close of business on February 7, 2019.

Off-Balance Sheet Transactions
CONSOL Energy does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on CONSOL Energy’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Consolidated Financial Statements. CONSOL Energy participates in the United Mine Workers of America (the “UMWA”) Combined Benefit Fund and the UMWA 1992 Benefit Plan which generally accepted accounting principles recognize on a pay-as-you-go basis. These benefit arrangements may result in additional liabilities that are not recognized on the Consolidated Balance Sheet at December 31, 2018. The various multi-employer benefit plans are discussed in Note 16—Other Employee Benefit Plans in the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K. CONSOL Energy's total contributions under the Coal Act were $6,829, $7,647 and $8,455 for the years ended December 31, 2018, 2017 and 2016, respectively. Based on available information at December 31, 2018, CONSOL Energy's obligation for the UMWA Combined Benefit Fund and 1992 Benefit Plans is estimated to be approximately $70,859. CONSOL Energy also uses a combination of surety bonds, corporate guarantees and letters of credit to secure its financial obligations for employee-related, environmental, performance and various other items which are not reflected on the Consolidated Balance Sheet at December 31, 2018. Management believes these items will expire without being funded. See Note 21—Commitments and Contingent Liabilities in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional details of the various financial guarantees that have been issued by CONSOL Energy.

Recent Accounting Pronouncements

In 2016, the Financial Accounting Standards Board (“FASB”) issued a new lease accounting standard which requires lessees to put most leases on their balance sheets but recognize the expenses in their income statements in a manner similar to current practice. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Expenses related to leases determined to be operating leases will be recognized on a straight-line basis, while those determined to be financing leases will be recognized following a front-loaded expense profile in which interest and amortization are presented separately in the income statement. The following updates to this guidance were made in 2018:

•
In January 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-01 - Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. This ASU, if elected, would not require an entity to reassess the accounting treatment of existing land easements not currently accounted for as a lease under Topic 840. Once an entity adopts Topic 842, it should apply that Topic prospectively to all new (or modified) land easements to determine whether the arrangement should be accounted for as a lease.

•
In July 2018, the FASB issued ASU 2018-11 - Leases (Topic 842) to assist stakeholders with implementation questions and issues as organizations prepare to adopt the new leasing standard. Under the amendments in Update 2018-11, entities may elect not to recast the comparative periods presented when transitioning to ASC 842 and lessors may elect not to separate lease and non-lease components when certain conditions are met.

•
In December 2018, the FASB issued ASU 2018-20 - Leases (Topic 842) to assist stakeholders with implementation questions and issues as organizations prepare to adopt the new leasing standard. The amendments in ASU 2018-20 address issues regarding sales taxes and similar taxes collected from lessees, certain lessor costs, and recognition of variable payments for contracts with lease and nonlease components.

These changes will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. CONSOL Energy will adopt ASC 842 in 2019 using the transition option, “Comparatives Under 840 Option,” established by ASU 2018-11, Leases (Topic 842), Targeted Improvements (ASU 2018-11). As most of the Company's leases do not provide an implicit rate, CONSOL Energy will take a portfolio approach of applying its incremental borrowing rate based on the information available at the adoption date to calculate the present value of lease payments over the lease term. CONSOL Energy will elect the package of practical expedients permitted under the transition guidance within the new standard, which allows the Company (1) to not reassess whether any expired or existing contracts are or contain leases, (2) to not reassess the lease classification for any expired or existing leases, and (3) to not reassess initial direct costs for any existing leases. CONSOL Energy will also elect the practical expedient to not evaluate land easements that existed or expired before the entity’s adoption of Topic 842 and the practical expedient to not separate lease and non-lease components, that is, to account lease and non-lease components in a contract as a single lease component for all classes of underlying assets. Further, the Company will make an accounting policy election to keep leases with an initial term of twelve months or less off the balance sheet. CONSOL Energy will recognize those lease payments in the Consolidated Statements of Income over the lease term. Based on the Company's lease portfolio, CONSOL Energy anticipates recognizing an initial lease liability and related right-of-use asset on its balance sheet of approximately $75,000 to $100,000. The Company's bank covenants will not be affected by this update.
In August 2018, the FASB issued ASU 2018-14 - Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by GAAP. The amendments modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. These changes will be effective for fiscal years ending after December 15, 2020, including interim periods within those fiscal years. Management is currently evaluating the impact this guidance may have on the Company’s financial statements.

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

In February 2018, the FASB issued ASU 2018-02 - Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate under the Tax Cuts and Jobs Act. The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21% corporate income tax rate. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. Early adoption is permitted. CONSOL Energy adopted the new guidance during the first quarter of 2018. As a result, retained earnings for the fiscal year ended December 31, 2018 increased $84,729 with a corresponding decrease to accumulated other comprehensive loss.

In November 2016, the FASB issued ASU 2016-18 - Statement of Cash Flows (Topic 230) - Restricted Cash. During the three months ended March 31, 2018, the Company adopted this guidance, which addressed the presentation of several items in the statement of cash flows. Specifically, the guidance identifies nine cash flow items and the sections where they must be presented within the statement of cash flows. Other than the classification of restricted cash, the adoption of this guidance had no impact on the Company's financial statements. This guidance requires that restricted cash be aggregated with cash and cash equivalents in both the beginning-of-period and end-of-period line items at the bottom of the statement of cash flows. Previously, the change in restricted cash between the beginning-of-period and end-of-period was reflected as either an investing, financing, operating, or non-cash activity based on the underlying nature of the transaction. Accordingly, for the accompanying Consolidated Statement of Cash Flows for the year ended December 31, 2018, the cash and cash equivalents and restricted cash at end of period line item includes $29,258 of restricted cash. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the accompanying Consolidated Balance Sheets that sums to the cash and cash equivalents and restricted cash at the end of the period presented on the accompanying Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$235,677	$153,979
Restricted cash*	29,258	—
	$264,935	$153,979

*These amounts are reported in Prepaid Expenses and Other Assets on the accompanying Consolidated Balance Sheets.

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

Interest Rate Risk

CONSOL Energy's interest expense is sensitive to changes in the general level of interest rates in the United States. At December 31, 2018, CONSOL Energy had $414 million aggregate principal amount of debt outstanding under fixed-rate instruments, including unamortized debt issuance costs of $7 million, and $455 million of debt outstanding under variable-rate instruments, including unamortized debt issuance costs of $9 million. CONSOL Energy's primary exposure to market risk for changes in interest rates relates to the Company's senior secured credit facilities, under which there were $464 million of borrowings at December 31, 2018. A hypothetical 100 basis-point increase in the average rate for CONSOL Energy's senior secured credit facilities would decrease pre-tax future earnings by $5 million.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CONSOL Energy Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CONSOL Energy Inc. and Subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 8, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 8, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CONSOL Energy Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited CONSOL Energy Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CONSOL Energy Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of CONSOL Energy Inc. and Subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 8, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 8, 2019

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2018	2017	2016
Revenue and Other Income:
Coal Revenue	$1,364,292	$1,187,654	$1,065,582
Terminal Revenue	64,926	60,066	31,464
Freight Revenue	43,572	73,692	46,468
Miscellaneous Other Income (Note 4)	58,660	73,279	82,120
Gain on Sale of Assets	565	17,212	5,228
Total Revenue and Other Income	1,532,015	1,411,903	1,230,862
Costs and Expenses:
Operating and Other Costs	946,450	886,709	877,177
Depreciation, Depletion and Amortization	201,264	172,002	178,122
Freight Expense	43,572	73,692	46,468
Selling, General and Administrative Costs	65,346	83,605	50,027
Loss on Debt Extinguishment	3,922	—	—
Interest Expense, net	83,848	26,098	14,053
Total Costs and Expenses	1,344,402	1,242,106	1,165,847
Earnings Before Income Tax	187,613	169,797	65,015
Income Tax Expense (Note 6)	8,828	87,228	14,565
Net Income	178,785	82,569	50,450
Less: Net Income Attributable to Noncontrolling Interest	25,809	14,940	8,954
Net Income Attributable to CONSOL Energy Inc. Shareholders	$152,976	$67,629	$41,496

Earnings per Share:
Total Basic Earnings per Share	$5.48	$2.42	$1.48
Total Dilutive Earnings per Share	$5.38	$2.40	$1.48

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Net Income	$178,785	$82,569	$50,450
Other Comprehensive Income (Loss):
Amortization of Prior Service Credits (net of tax: $662, $1,076, $186)	(2,246)	(1,832)	(316)
Recognized Net Actuarial Loss (net of tax: $(5,590), $(9,039), $(8,524))	18,960	15,391	14,515
Settlement Loss (net of tax: $0, $(2,312), $(8,213))	—	7,841	13,983
OPEB Plan Amendments (net of tax: $0, $0, $10,420)	—	—	(28,164)
Other Comprehensive Gain (Loss) before Reclassifications (net of tax: $(14,986), $(26,360), $24,232)	49,627	73,519	(31,427)
Other Comprehensive Income (Loss)	66,341	94,919	(31,409)

Comprehensive Income	$245,126	$177,488	$19,041

Less: Comprehensive Income Attributable to Noncontrolling Interests	25,803	14,896	9,216

Comprehensive Income Attributable to CONSOL Energy Inc. Shareholders	$219,323	$162,592	$9,825

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and Cash Equivalents	$235,677	$153,979
Accounts and Notes Receivable
Trade	87,589	131,545
Other Receivables	41,355	36,552
Inventories (Note 8)	48,646	53,420
Prepaid Expenses and Other Assets	60,688	23,744
Total Current Assets	473,955	399,240
Property, Plant and Equipment (Note 9):
Property, Plant and Equipment	4,838,171	4,676,353
Less—Accumulated Depreciation, Depletion and Amortization	2,731,643	2,554,056
Total Property, Plant and Equipment—Net	2,106,528	2,122,297
Other Assets:
Deferred Income Taxes (Note 6)	77,545	75,065
Other	102,699	110,497
Total Other Assets	180,244	185,562
TOTAL ASSETS	$2,760,727	$2,707,099

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2018	December 31, 2017
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$130,930	$109,100
Current Portion of Long-Term Debt (Note 12 and Note 13)	134,812	22,482
Other Accrued Liabilities (Note 11)	226,434	290,627
Total Current Liabilities	492,176	422,209
Long-Term Debt:
Long-Term Debt (Note 12)	708,536	856,650
Capital Lease Obligations (Note 13)	25,690	8,639
Total Long-Term Debt	734,226	865,289
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions (Note 14)	441,246	554,099
Pneumoconiosis Benefits (Note 15)	165,001	149,868
Asset Retirement Obligations (Note 7)	235,984	228,343
Workers’ Compensation (Note 15)	59,742	66,648
Salary Retirement (Note 14)	64,172	52,960
Other	16,569	24,042
Total Deferred Credits and Other Liabilities	982,714	1,075,960
TOTAL LIABILITIES	2,209,116	2,363,458
Stockholders’ Equity:
Common Stock, $0.01 Par Value; 62,500,000 Shares Authorized, 27,437,844 Shares Issued and Outstanding at December 31, 2018; 27,973,281 Shares Issued and Outstanding at December 31, 2017	274	280
Capital in Excess of Par Value	550,995	552,793
Retained Earnings (Deficit)	182,148	(43,713)
Accumulated Other Comprehensive Loss	(323,482)	(305,100)
Total CONSOL Energy Inc. Stockholders’ Equity	409,935	204,260
Noncontrolling Interest	141,676	139,381
TOTAL EQUITY	551,611	343,641
TOTAL LIABILITIES AND EQUITY	$2,760,727	$2,707,099

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Parent Net Investment	Accumulated Other Comprehensive (Loss) Income	Total CONSOL Energy Inc. Stockholders’ Equity	Non- Controlling Interest	Total Equity
December 31, 2015	$—	$—	$—	$1,276,482	$(368,392)	$908,090	$153,749	$1,061,839
Net Income	—	—	—	41,496	—	41,496	8,954	50,450
Actuarially Determined Long-Term Liability Adjustments (Net of $18,101 Tax)	—	—	—	—	(31,671)	(31,671)	262	(31,409)
Comprehensive Income (Loss)	—	—	—	41,496	(31,671)	9,825	9,216	19,041
Amortization of Unit-Based Compensation Awards	—	—	—	—	—	—	1,185	1,185
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(21,657)	(21,657)
Net Parent Distributions	—	—	—	(260,284)	—	(260,284)	—	(260,284)
December 31, 2016	—	—	—	1,057,694	(400,063)	657,631	142,493	800,124
Net (Loss) Income	—	—	(43,713)	111,342	—	67,629	14,940	82,569
Actuarially Determined Long-Term Liability Adjustments (Net of $30,323 Tax)	—	—	—	—	94,963	94,963	(44)	94,919
Comprehensive (Loss) Income	—	—	(43,713)	111,342	94,963	162,592	14,896	177,488
Net Parent Distributions	—	—	—	(207,008)	—	(207,008)	—	(207,008)
Spin Distribution to CNX Resources	—	—	—	(425,000)		(425,000)	—	(425,000)
Separation Adjustments	—	537,028	—	(537,028)	—	—	—	—
Issuance of Common Stock	280	(280)	—	—	—	—	—	—
Amortization of Stock-Based Compensation Awards	—	16,212	—	—	—	16,212	5,873	22,085
Units/Shares Withheld for Taxes	—	(167)	—	—	—	(167)	(1,989)	(2,156)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(21,892)	(21,892)
December 31, 2017	280	552,793	(43,713)	—	(305,100)	204,260	139,381	343,641
Net Income	—	—	152,976	—	—	152,976	25,809	178,785
Actuarially Determined Long-Term Liability Adjustments (Net of $19,914 Tax)	—	—	—	—	66,347	66,347	(6)	66,341
Comprehensive Income	—	—	152,976	—	66,347	219,323	25,803	245,126
Separation Adjustments	—	7,216	—	—	—	7,216	—	7,216
Issuance of Common Stock	1	(1)	—	—	—	—	—	—
Retirement of Common Stock (708,245 Shares)	(7)	(13,988)	(11,844)	—	—	(25,839)	—	(25,839)
Purchase of CCR Units (167,958 Units)	—	(905)	—	—	—	(905)	(2,174)	(3,079)
Reclassification of Stranded Tax Effect of Change in Tax Law	—	—	84,729	—	(84,729)	—	—	—
Amortization of Stock-Based Compensation Awards	—	8,392	—	—	—	8,392	1,843	10,235
Units/Shares Withheld for Taxes	—	(2,512)	—	—	—	(2,512)	(912)	(3,424)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(22,265)	(22,265)
December 31, 2018	$274	$550,995	$182,148	$—	$(323,482)	$409,935	$141,676	$551,611

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net Income	$178,785	$82,569	$50,450
Adjustments to Reconcile Net Income to Net Cash Provided By Continuing Operating Activities:
Depreciation, Depletion and Amortization	201,264	172,002	178,122
Stock/Unit-Based Compensation	10,235	22,085	12,895
Gain on Sale of Assets	(565)	(17,212)	(5,228)
Deferred Income Taxes	(16,482)	16,610	91,525
Changes in Operating Assets:
Accounts and Notes Receivable	39,157	(44,417)	(17,608)
Inventories	4,774	(3,259)	3,352
Prepaid Expenses and Other Assets	(7,307)	(2,877)	7,503
Changes in Other Assets	19,170	6,050	(10,652)
Changes in Operating Liabilities:
Accounts Payable	37,488	7,043	(4,152)
Other Operating Liabilities	(38,659)	46,421	24,913
Changes in Other Liabilities	(23,526)	(40,765)	(10,609)
Other	9,191	3,860	8,596
Net Cash Provided by Operating Activities	413,525	248,110	329,107
Cash Flows from Investing Activities:
Capital Expenditures	(145,749)	(81,413)	(53,600)
Proceeds from Sales of Assets	2,103	24,582	7,842
Other Investing Activity	(10,000)	—	—
Net Cash Used in Investing Activities	(153,646)	(56,831)	(45,758)
Cash Flows from Financing Activities:
(Payments on) Proceeds from Capitalized Leases/Miscellaneous Borrowings	(15,484)	(3,904)	431
(Payments on) Proceeds from Term Loan A	(26,250)	100,000	—
(Payments on) Proceeds from Term Loan B	(4,000)	392,147	—
(Payments on) Proceeds from Second Lien Notes	(25,724)	300,000	—
Net (Payments on) Proceeds from Revolver - MLP	—	(201,000)	16,000
Distributions to Noncontrolling Interest	(22,265)	(21,892)	(21,657)
Shares/Units Withheld for Taxes	(3,424)	(2,156)	—
Repurchases of Common Stock	(25,839)	—	—
Purchases of CCR Units	(3,079)	—	—
Spin Distribution to CNX Resources Corporation	(18,234)	(425,000)	—
Other Parent Net Distributions	—	(156,502)	(270,969)
Premium Paid on Extinguishment of Debt	(2,458)	—	—
Debt Issuance and Financing Fees	(2,166)	(32,304)	(482)
Net Cash Used in Financing Activities	(148,923)	(50,611)	(276,677)
Net Increase in Cash and Cash Equivalents and Restricted Cash	110,956	140,668	6,672
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	153,979	13,311	6,639
Cash and Cash Equivalents and Restricted Cash at End of Period	$264,935	$153,979	$13,311

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

A summary of the significant accounting policies of CONSOL Energy Inc. and subsidiaries is presented below. These, together with the other notes that follow, are an integral part of the Consolidated Financial Statements.
Basis of Consolidation
The Consolidated Financial Statements include the accounts of CONSOL Energy Inc., and its wholly owned and majority-owned and/or controlled subsidiaries. The portion of these entities that is not owned by the Company is presented as non-controlling interest. All significant intercompany transactions and accounts have been eliminated in consolidation.

Prior to the separation, CONSOL Energy did not operate as a separate, standalone entity. The Company's operations were included in its former parent's financial results. Accordingly, for all periods prior to the separation and distribution, the accompanying Consolidated Financial Statements were prepared from the Company's former parent's historical accounting records and were presented on a standalone basis as if the Company's operations had been conducted independently from its former parent. Such Consolidated Financial Statements include the historical operations that were considered to comprise the Company's businesses, as well as certain assets and liabilities that were historically held at the Company's former parent's corporate level but were specifically identifiable or otherwise attributable to the Company. The Company's former parent's net investment in these operations is reflected as Parent Net Investment in the accompanying Consolidated Financial Statements. All significant intercompany transactions between the Company's former parent and the Company were included within Parent Net Investment in the accompanying Consolidated Financial Statements.
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
Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. CONSOL Energy reserves for specific accounts receivable when it is probable that all or a part of an outstanding balance will not be collected, such as customer bankruptcies. Collectability is determined based on terms of sale, credit status of customers and various other circumstances. CONSOL Energy regularly reviews collectability and establishes or adjusts the allowance as necessary using the specific identification method. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Reserves for uncollectable amounts were not material in the periods presented. In addition, there were no material financing receivables with a contractual maturity greater than one year at December 31, 2018 or 2017.

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

Airshafts and capitalized mine development associated with a coal reserve are amortized on a units-of production basis as the coal is produced so that each ton of coal is assigned a portion of the unamortized costs. The Company employs this method to match costs with the related revenues realized in a particular period. Rates are updated when revisions to coal reserve estimates are made. Coal reserve estimates are reviewed when information becomes available that indicates a reserve change is needed, or at a minimum once a year. Any material effect from changes in estimates is disclosed in the period the change occurs. Amortization of development costs begins when the development phase is complete and the production phase begins. At an underground mine, the end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase.

Coal reserves are either owned in fee or controlled by lease. The duration of the leases vary; however, the lease terms are generally extended automatically to the exhaustion of economically recoverable reserves, as long as active mining continues. Coal interests held by lease provide the same rights as fee ownership for mineral extraction and are legally considered real property interests. Depletion of leased coal interests is computed using the units-of-production method over recoverable coal reserves. The Company also makes advance payments (advanced mining royalties) to lessors under certain lease agreements that are recoupable against future production, and it makes payments that are generally based upon a specified rate per ton or a percentage of gross realization from the sale of the coal. The Company evaluates its properties periodically for impairment issues or whenever events or circumstances indicate that the carrying amount may not be recoverable.

Costs to obtain coal lands are capitalized based on the cost at acquisition and are amortized using the units-of-production method over all estimated recoverable reserve tons assigned and accessible to the mine. Recoverable coal reserves are calculated on a clean coal ton equivalent, which excludes non-recoverable coal reserves and anticipated central preparation plant processing refuse. Rates are updated when revisions to coal reserve estimates are made. Coal reserve estimates are reviewed when events and circumstances indicate a reserve change is needed, or at a minimum once a year. Amortization of coal interests begins when the coal reserve is produced. At an underground mine, a ton is considered produced once it reaches the surface area of the mine. Any material effect from changes in estimates is disclosed in the period the change occurs.

Advance mining royalties are advance payments made to lessors under terms of mineral lease agreements that are recoupable against future production using the units-of-production method. Depletion of leased coal interests is computed using the units-of-production method over recoverable coal reserves. Advance mining royalties and leased coal interests are evaluated periodically, or at a minimum once a year, for impairment issues or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Any revisions are accounted for prospectively as changes in accounting estimates.

When properties are retired or otherwise disposed, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposition is recognized in Gain on Sale of Assets in the Consolidated Statements of Income.

Depreciation of plant and equipment is calculated using the straight-line method over the estimated useful lives or lease terms, generally as follows:

Years
Buildings and improvements	10 to 45
Machinery and equipment	3 to 25
Leasehold improvements	Life of Lease

Capitalization of Interest

Interest costs associated with the development of significant properties and projects are capitalized until the project is substantially complete and ready for its intended use. A weighted average cost of borrowing rate is used. For the years ended December 31, 2018, 2017, and 2016, capitalized interest totaled $6,033, $1,444 and $1,372, respectively.

Impairment of Long-lived Assets

Impairment of long-lived assets is recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value. The carrying value of the assets is then reduced to its estimated fair value which is usually measured based on an estimate of future discounted cash flows. There were no indicators of impairment and therefore, no impairment losses were recorded during the years ended December 31, 2018, 2017, and 2016.
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
Postretirement Benefits Other Than Pensions
Postretirement benefit obligations established by the Coal Industry Retiree Health Benefit Act of 1992 (the Coal Act) are treated as a multi-employer plan which requires expense to be recorded for the associated obligations as payments are made. Postretirement benefits other than pensions, except for those established pursuant to the Coal Act, are accounted for in accordance with the Retirement Benefits Compensation and Non-retirement Postemployment Benefits Compensation Topics of the FASB Accounting Standards Codification, which requires employers to accrue the cost of such retirement benefits for the employees' active service periods. Such liabilities are determined on an actuarial basis and CONSOL Energy administers these liabilities through a combination of self-insured and fully insured agreements. Differences between actual and expected results or changes in the value of obligations are recognized through Other Comprehensive Income (Loss).
Pneumoconiosis Benefits and Workers' Compensation
CONSOL Energy is required by federal and state statutes to provide benefits to certain current and former totally disabled employees or their dependents for awards related to coal workers' pneumoconiosis. CONSOL Energy is also required by various state statutes to provide workers' compensation benefits for employees who sustain employment-related physical injuries or some types of occupational disease. Workers' compensation benefits include compensation for disability, medical costs, and on some occasions, the cost of rehabilitation. CONSOL Energy is primarily self-insured for these benefits. Provisions for estimated benefits are determined on an actuarial basis.

Asset Retirement Costs

Mine closing costs and costs associated with dismantling and removing de-gasification facilities are accrued using the accounting treatment prescribed by the Asset Retirement and Environmental Obligations Topic of the FASB Accounting Standards Codification. This topic requires the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. Generally, the capitalized asset retirement cost is depreciated on a units-of-production basis. Accretion of the asset retirement obligation is recognized over time and generally will escalate over the life of the producing asset, typically as production declines. Accretion is included in Depreciation, Depletion and Amortization on the Consolidated Statements of Income. Asset retirement obligations primarily relate to the closure of mines, which includes treatment of water and the reclamation of land upon exhaustion of coal reserves. Accrued mine closing costs, perpetual care costs, reclamation and costs associated with dismantling and removing de-gasification facilities are regularly reviewed by management and are revised for changes in future estimated costs and regulatory requirements.
Subsidence
Subsidence occurs when there is sinking or shifting of the ground surface due to the removal of underlying coal. Areas affected may include, although are not limited to, streams, property, roads, pipelines and other land and surface structures. Total estimated subsidence claims are recognized in the period when the related coal has been extracted and are included in Operating and Other Costs on the Consolidated Statements of Income and Other Accrued Liabilities on the Consolidated Balance Sheets. On occasion, CONSOL Energy prepays the estimated damages prior to undermining the property, in return for a release of liability. Prepayments are included as assets and either recognized as Prepaid Expenses and Other Assets or in Other Assets on the Consolidated Balance Sheets if the payment is made less than or greater than one year, respectively, prior to undermining the property.
Retirement Plans
CONSOL Energy has non-contributory defined benefit retirement plans. Effective December 31, 2015, CONSOL's qualified defined benefit retirement plan was frozen. The benefits for these plans are based primarily on years of service and employees' pay. These plans are accounted for using the guidance outlined in the Compensation - Retirement Benefits Topic of the FASB Accounting Standards Codification. The cost of these retiree benefits are recognized over the employees' service periods. CONSOL Energy uses actuarial methods and assumptions in the valuation of defined benefit obligations and the determination of expense. Differences between actual and expected results or changes in the value of obligations and plan assets are recognized through Other Comprehensive Income (Loss).
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

Revenue Recognition

Revenues are recognized at a point in time, which is generally when title passes to the customers and the price is fixed and determinable. Generally, title passes when coal is loaded at the central preparation facility and, on occasion, at terminal locations or other customer destinations. The Company's coal contract revenue per ton is fixed and determinable and adjusted for nominal quality adjustments. Some coal contracts also contain positive electric power price-related adjustments in addition to a fixed base price per ton. None of the Company’s coal contracts allow for retroactive adjustments to pricing after title to the coal has passed. See Note 3 - Revenue for additional information.

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
The table below sets forth the share-based awards that have been excluded from the computation of the diluted earnings per share because their effect would be anti-dilutive:

	For the Years Ended
	December 31,
	2018	2017	2016
Anti-Dilutive Restricted Stock Units	620	1,469	—
Anti-Dilutive Performance Share Units	6,363	—	—
	6,983	1,469	—

The computations for basic and dilutive earnings per share are as follows:

	For the Years Ended
Dollars in thousands, except per share data	December 31,
	2018	2017	2016
Numerator:
Net Income	$178,785	$82,569	$50,450
Less: Net Income Attributable to Noncontrolling Interest	25,809	14,940	8,954
Net Income Attributable to CONSOL Energy Shareholders	$152,976	$67,629	$41,496

Denominator:
Weighted-average shares of common stock outstanding	27,928,245	27,968,188	27,967,509
Effect of dilutive shares	491,517	206,046	—
Weighted-average diluted shares of common stock outstanding	28,419,762	28,174,234	27,967,509

Earnings per Share:
Basic	$5.48	$2.42	$1.48
Dilutive	$5.38	$2.40	$1.48
In 2016, the earnings per share included on the accompanying Consolidated Statements of Income was calculated based on the 27,967,509 shares of CONSOL Energy common stock distributed in conjunction with the completion of the separation and distribution, and is considered pro forma in nature. Prior to November 28, 2017, CONSOL Energy did not have any issued or outstanding common stock. As of December 31, 2018, CONSOL Energy had 500,000 shares of preferred stock, none of which were issued or outstanding.
Shares of common stock outstanding were as follows:

	2018	2017	2016
Balance, Beginning of Year	27,973,281	—	—
Issuance Related to Separation and Distribution (1)	—	27,967,509	—
Retirement Related to Stock Repurchase (2)	(708,245)	—	—
Issuance Related to Stock-Based Compensation (3)	172,808	5,772	—
Balance, End of Year	27,437,844	27,973,281	—

(1)	See Note 2 - Separation from The Company's Former Parent for additional information.

(2)	See Note 5 - Stock, Unit and Debt Repurchase for additional information.

(3)	See Note 17 - Stock-Based Compensation for additional information.

Recent Accounting Pronouncements

In 2016, the Financial Accounting Standards Board (“FASB”) issued a new lease accounting standard which requires lessees to put most leases on their balance sheets but recognize the expenses in their income statements in a manner similar to current practice. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Expenses related to leases determined to be operating leases will be recognized on a straight-line basis, while those determined to be financing leases will be recognized following a front-loaded expense profile in which interest and amortization are presented separately in the income statement. The following updates to this guidance were made in 2018:

•
In January 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-01 - Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. This ASU, if elected, would not require an entity to reassess the accounting treatment of existing land easements not currently accounted for as a lease under Topic 840. Once an entity adopts Topic 842, it should apply that Topic prospectively to all new (or modified) land easements to determine whether the arrangement should be accounted for as a lease.

•
In July 2018, the FASB issued ASU 2018-11 - Leases (Topic 842) to assist stakeholders with implementation questions and issues as organizations prepare to adopt the new leasing standard. Under the amendments in Update 2018-11, entities may elect not to recast the comparative periods presented when transitioning to ASC 842 and lessors may elect not to separate lease and non-lease components when certain conditions are met.

•
In December 2018, the FASB issued ASU 2018-20 - Leases (Topic 842) to assist stakeholders with implementation questions and issues as organizations prepare to adopt the new leasing standard. The amendments in ASU 2018-20 address issues regarding sales taxes and similar taxes collected from lessees, certain lessor costs, and recognition of variable payments for contracts with lease and nonlease components.

These changes will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. CONSOL Energy will adopt ASC 842 in 2019 using the transition option, “Comparatives Under 840 Option,” established by ASU 2018-11, Leases (Topic 842), Targeted Improvements (ASU 2018-11). As most of the Company's leases do not provide an implicit rate, CONSOL Energy will take a portfolio approach of applying its incremental borrowing rate based on the information available at the adoption date to calculate the present value of lease payments over the lease term. CONSOL Energy will elect the package of practical expedients permitted under the transition guidance within the new standard, which allows the Company (1) to not reassess whether any expired or existing contracts are or contain leases, (2) to not reassess the lease classification for any expired or existing leases, and (3) to not reassess initial direct costs for any existing leases. CONSOL Energy will also elect the practical expedient to not evaluate land easements that existed or expired before the entity’s adoption of Topic 842 and the practical expedient to not separate lease and non-lease components, that is, to account lease and non-lease components in a contract as a single lease component for all classes of underlying assets. Further, the Company will make an accounting policy election to keep leases with an initial term of twelve months or less off the balance sheet. CONSOL Energy will recognize those lease payments in the Consolidated Statements of Income over the lease term. Based on the Company's lease portfolio, CONSOL Energy anticipates recognizing an initial lease liability and related right-of-use asset on its balance sheet of approximately $75,000 to $100,000. The Company's bank covenants will not be affected by this update.
In August 2018, the FASB issued ASU 2018-14 - Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by GAAP. The amendments modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. These changes will be effective for fiscal years ending after December 15, 2020, including interim periods within those fiscal years. Management is currently evaluating the impact this guidance may have on the Company’s financial statements.

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

In February 2018, the FASB issued ASU 2018-02 - Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate under the Tax Cuts and Jobs Act. The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21% corporate income tax rate. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. Early adoption is permitted. CONSOL Energy adopted the new guidance during the first quarter of 2018. As a result, retained earnings for the fiscal year ended December 31, 2018 increased $84,729 with a corresponding decrease to accumulated other comprehensive loss.

In November 2016, the FASB issued ASU 2016-18 - Statement of Cash Flows (Topic 230) - Restricted Cash. During the three months ended March 31, 2018, the Company adopted this guidance, which addressed the presentation of several items in the statement of cash flows. Specifically, the guidance identifies nine cash flow items and the sections where they must be presented within the statement of cash flows. Other than the classification of restricted cash, the adoption of this guidance had no impact on the Company's financial statements. This guidance requires that restricted cash be aggregated with cash and cash equivalents in both the beginning-of-period and end-of-period line items at the bottom of the statement of cash flows. Previously, the change in restricted cash between the beginning-of-period and end-of-period was reflected as either an investing, financing, operating, or non-cash activity based on the underlying nature of the transaction. Accordingly, for the accompanying Consolidated Statement of Cash Flows for the year ended December 31, 2018, the cash and cash equivalents and restricted cash at end of period line item includes $29,258 of restricted cash. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the accompanying Consolidated Balance Sheets that sums to the cash and cash equivalents and restricted cash at the end of the period presented on the accompanying Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$235,677	$153,979
Restricted cash*	29,258	—
	$264,935	$153,979

*These amounts are reported in Prepaid Expenses and Other Assets on the accompanying Consolidated Balance Sheets.

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

Subsequent Events

The Company has evaluated all subsequent events through the date the financial statements were issued. On January 24, 2019, the Board of Directors of CCR's general partner declared a cash distribution of $0.5125 per unit to CCR's limited partner unitholders and the holder of the general partner interest. The cash distribution will be paid on February 15, 2019 to the unit holders of record at the close of business on February 7, 2019. No other material recognized or non-recognizable subsequent events were identified.

NOTE 2—SEPARATION FROM THE COMPANY'S FORMER PARENT:
In December 2016, the Company's former parent announced its intent to separate into two independent, publicly-traded companies - an independently traded coal company and an independently traded oil and natural gas exploration and production company. In anticipation of the separation, CONSOL Energy was originally formed as CONSOL Mining Corporation in Delaware on June 21, 2017 to hold the following assets of the Company's former parent (collectively, the “Coal Business”): (i) its interest in the Pennsylvania Mining Complex, and certain related coal assets, (ii) its ownership interest in CNX Coal Resources LP, which owns a 25% undivided interest stake in PAMC, (iii) the CONSOL Marine Terminal and, (iv) undeveloped coal reserves (Greenfield Reserves) located in the Northern Appalachian, Central Appalachian and Illinois basins and certain related coal assets and liabilities. The Registration Statement on Form 10 (as amended) filed by the Company with the SEC describes the Company and the assets and liabilities that comprise the Coal Business that it now owns after completion of the separation and distribution.

The separation occurred on November 28, 2017, through the pro rata distribution by the Company's former parent of all of the outstanding common stock of CONSOL Mining Corporation to its shareholders. In connection with the separation, CONSOL Mining Corporation changed its name to CONSOL Energy Inc. and the Company's former parent changed its name to CNX Resources Corporation. In addition, CNX Coal Resources LP changed its name to CONSOL Coal Resources LP and its ticker to CCR.

In connection with the separation and distribution, the Company entered into a separation and distribution agreement with its former parent on November 28, 2017 that identified the assets of the Coal Business that were transferred to the Company, the liabilities the Company assumed and the contracts that were transferred to the Company. The agreement also implemented the legal and structural separation between the two companies. The Company also entered into additional ancillary agreements that govern the relationship between it and its former parent after the completion of the separation and distribution, and allocate between the Company and its former parent various assets, liabilities and obligations, including, among other things, employee benefits, environmental liabilities, intellectual property, and tax-related assets and liabilities. These additional agreements included a tax matters agreement, employee matters agreement, transition services agreement and certain agreements related to intellectual property.

NOTE 3—REVENUE:

The following table disaggregates CONSOL Energy's revenue by major source to depict how the nature, amount, timing and uncertainty of the Company's revenues and cash flows are affected by economic factors:

For the Year Ended
December 31, 2018
Coal Revenue	$1,364,292
Terminal Revenue	64,926
Freight Revenue	43,572
Total Revenue from Contracts with Customers	$1,472,790

ASU 2014-09 - Revenue from Contracts with Customers (Topic 606): On January 1, 2018, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments (“New Revenue Standard”) for all contracts using the modified retrospective method. No cumulative adjustment to the opening balance of retained earnings was made as a result of initially applying the New Revenue Standard. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company does not expect the adoption of the New Revenue Standard to have a material impact to its net income on an ongoing basis. CONSOL Energy's revenue continues to be recognized when title passes to the customer. We have determined that each ton of coal represents a separate and distinct performance obligation. The Company's coal supply contracts and other sales and operating revenue contracts vary in length from short-term to long-term contracts and do not typically have significant financing components.

The estimated transaction price from each of the Company's contracts is based on the total amount of consideration to which the Company expects to be entitled under the contract. Included in the transaction price for certain coal supply contracts is the impact of variable consideration, including quality price adjustments, handling services, per ton price fluctuations based on certain coal sales price indices and anticipated payments in lieu of shipments. The estimated transaction price for each contract is allocated to the Company's performance obligations based on relative standalone selling prices determined at contract inception.

Coal Revenue

Revenues are recognized at a point in time, which is generally when title passes to the customers and the price is fixed and determinable. Generally, title passes when coal is loaded at the central preparation facility and, on occasion, at terminal locations or other customer destinations. The Company's coal contract revenue per ton is fixed and determinable and adjusted for nominal quality adjustments. Some coal contracts also contain positive electric power price-related adjustments in addition to a fixed base price per ton. None of the Company’s coal contracts allow for retroactive adjustments to pricing after title to the coal has passed.

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

While CONSOL Energy does, from time to time, experience costs of obtaining coal customer contracts with amortization periods greater than one year, those costs are immaterial to the Company's net income. At December 31, 2018, the Company does not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheet. As of and for the year ended December 31, 2018, the Company has not recognized any amortization of previously existing capitalized costs of obtaining customer contracts. Further, the Company has not recognized any revenue in the current period that is not a result of current period performance.

Terminal Revenue

Terminal revenues are attributable to the Company's CONSOL Marine Terminal and include revenues earned from providing receipt and unloading of coal from rail cars, transporting coal from the receipt point to temporary storage or stockpile facilities located at the Terminal, stockpiling, blending, weighing, sampling, redelivery, and loading of coal onto vessels. Revenues for these services are generally earned on a rateable basis, and performance obligations are considered fulfilled as the services are performed.

CONSOL Marine Terminal does not normally experience material costs of obtaining customer contracts with amortization periods greater than one year. At December 31, 2018, the Company does not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheet. As of and for the year ended December 31, 2018, the Company has not recognized any amortization of previously existing capitalized costs of obtaining Terminal customer contracts. Further, the Company has not recognized any revenue in the current period that is not a result of current period performance.

Freight Revenue

Some of CONSOL Energy's coal contracts require that the Company sell its coal at locations other than its central preparation plant. The cost to transport the Company's coal to the ultimate sales point is passed through to the Company's customers and CONSOL Energy recognizes the freight revenue equal to the transportation costs when title of the coal passes to the customer.

Contract Balances

Contract assets are recorded as trade receivables and reported separately in the Company's Consolidated Balance Sheet from other contract assets as title passes to the customer and the Company's right to consideration becomes unconditional. Payments for coal shipments are typically due within two to four weeks from the invoice date. CONSOL Energy typically does not have material contract assets that are stated separately from trade receivables as the Company's performance obligations are satisfied as control of the goods or services passes to the customer, thereby granting the Company an unconditional right to receive consideration. Contract liabilities relate to consideration received in advance of the satisfaction of the Company's performance obligations. Contract liabilities are recognized as revenue at the point in time when control of the good or service passes to the customer.

NOTE 4—MISCELLANEOUS OTHER INCOME:

	For the Years Ended December 31,
	2018	2017	2016
Royalty Income - Non-Operated Coal	$24,722	$28,089	$19,739
Purchased Coal Sales	19,152	13,161	5,757
Property Easements and Option Income	5,644	2,436	11,281
Rental Income	3,804	14,114	34,789
Interest Income	2,146	2,619	1,166
Contract Buyout	350	9,912	6,288
Other	2,842	2,948	3,100
Miscellaneous Other Income	$58,660	$73,279	$82,120

NOTE 5— STOCK, UNIT AND DEBT REPURCHASE:

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

During the year ended December 31, 2018, 708,245 shares of the Company's common stock were repurchased and retired at an average price of $36.48 per share, and 167,958 of the Partnership's common units were purchased at an average price of $18.33 per unit. Additionally, the Company repurchased approximately $25,724 of its Senior Secured Second Lien Notes. No shares or notes were repurchased, and no units were purchased, under this program during the year ended December 31, 2017.

NOTE 6—INCOME TAXES:

The components of income tax expense (benefit) were as follows:

	For The Years Ended December 31,
	2018	2017	2016
Current:
U.S. Federal	$20,634	$65,856	$(76,447)
U.S. State	3,240	2,732	(1,924)
Non-U.S.	1,436	2,030	1,411
	25,310	70,618	(76,960)
Deferred:
U.S. Federal	(7,509)	17,397	89,268
U.S. State	(8,973)	(787)	2,257
	(16,482)	16,610	91,525

Total Income Tax Expense	$8,828	$87,228	$14,565

A reconciliation of income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate of 21% to income from operations before income tax is:

	For the Years Ended December 31,
	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$39,399	21.0%	$59,429	35.0%	$22,755	35.0%
State income taxes, net of federal tax benefit	3,240	1.7	1,264	0.7	997	1.5
Foreign income taxes	1,436	0.8	—	—	—	—
Excess tax depletion	(20,873)	(11.1)	(24,216)	(14.3)	(21,856)	(33.6)
Effect of domestic production activities	—	—	(6,493)	(3.8)	1,621	2.5
Effect of change in U.S. tax law	2,777	1.5	58,558	34.5	—	—
IRS and state tax examination settlements	—	—	—	—	13,958	21.5
Effect of valuation allowance	(1,379)	(0.7)	1,379	0.8	—	—
Research and development credit	(980)	(0.5)	—	—	—	—
Non-controlling interest	(5,420)	(2.9)	—	—	—	—
State rate change and prior period adjustments	(8,223)	(4.4)	—	—	—	—
Other	(1,149)	(0.6)	(2,693)	(1.6)	(2,910)	(4.5)
Income Tax Expense / Effective Rate	$8,828	4.8%	$87,228	51.3%	$14,565	22.4%

Significant components of deferred tax assets and liabilities were as follows:

	December 31,
	2018	2017
Deferred Tax Asset:
Postretirement benefits other than pensions	$108,603	$131,354
Asset retirement obligations	57,956	51,415
Pneumoconiosis benefits	41,632	36,160
Workers' compensation	16,016	16,778
Salary retirement	15,855	12,465
Mine subsidence	15,097	15,322
Financing	9,387	—
State bonus, net of Federal	6,042	4,473
Long-term disability	2,798	3,375
Other	6,669	7,924
Total Deferred Tax Asset	280,055	279,266
Valuation Allowance	—	(1,379)
Net Deferred Tax Asset	280,055	277,887

Deferred Tax Liability:
Property, plant and equipment	(175,558)	(174,806)
Equity Partnerships	(16,638)	(17,991)
Advance mining royalties	(10,314)	(10,025)
Total Deferred Tax Liability	(202,510)	(202,822)

Net Deferred Tax Asset	$77,545	$75,065

As required by U.S. GAAP, a valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Management must review all available evidence, both positive and negative, in determining the need for a valuation allowance. For the years ended December 31, 2018 and 2017, positive evidence considered included pretax cumulative income over the past three years, utilization of previous period net operating losses, financial forecasts of future earnings, reversals of financial to tax temporary differences, and the implementation of and/or ability to employ various tax planning strategies. Negative evidence included the tax loss generated in the prior year and the ability to fully utilize certain tax assets as a result of enactment of Public Law 115-97, commonly known as the Tax Cuts and Jobs Act. Management assessed both the federal and deferred state tax attributes for all subsidiaries during the period. After considering all available evidence, both positive and negative, management determined that no valuation allowance is necessary at this time.

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
The Company has evaluated the impact of the Tax Bill and has recorded the following provisional impacts in its financial statements. On December 22, 2017, the Company incurred tax expense of $58,558 because of the federal corporate income tax rate being reduced from 35% to 21% for all periods after December 31, 2017. During the current tax year, the Company has completed its review of the applicable provisions of the Tax Bill and has recognized an additional expense of $2,777 during the measurement period, primarily related to return to provision adjustments.
The Company utilizes the “more likely than not” standard in recognizing a tax benefit in its financial statements. For the years ended December 31, 2018 and 2017, the Company did not have any unrecognized tax benefits. If accrual for interest or penalties is required, it is the Company’s policy to include these as a component of income tax expense.
The Company is subject to taxation in the United States, as well as various states, and Canada, as well as various provinces. Under the provisions of the tax matters agreement entered into between the Company and its former parent on November 28, 2017, certain subsidiaries of the Company are subject to examination for tax years for the period January 1, 2015 through December 31, 2018 for certain state and foreign returns. Further, the Company is subject to examination for the period November 28, 2017 through December 31, 2018 for federal and certain state returns.
NOTE 7—ASSET RETIREMENT OBLIGATIONS:
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
The reconciliation of changes in the asset retirement obligations at December 31, 2018 and 2017 is as follows:

	As of December 31,
	2018	2017
Balance at Beginning of Period	$258,823	$272,538
Accretion Expense	19,468	18,922
Payments	(8,976)	(10,467)
Revisions in Estimated Cash Flows	(2,314)	(20,529)
Other	—	(1,641)
Balance at End of Period	$267,001	$258,823

NOTE 8—INVENTORIES:

Inventory components consist of the following:

	December 31,
	2018	2017
Coal	$4,642	$11,411
Supplies	44,004	42,009
Total Inventories	$48,646	$53,420

NOTE 9—PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

	December 31,
	2018	2017
Plant and Equipment	$2,890,970	$2,757,062
Coal Properties and Surface Lands	858,153	857,031
Airshafts	419,100	392,266
Mine Development	342,405	344,139
Advance Mining Royalties	327,543	325,855
Total Property, Plant and Equipment	4,838,171	4,676,353
Less: Accumulated Depreciation, Depletion and Amortization	2,731,643	2,554,056
Total Property, Plant and Equipment, Net	$2,106,528	$2,122,297

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

As of December 31, 2018 and 2017, property, plant and equipment includes gross assets under capital lease of $49,775 and $3,559, respectively. Accumulated amortization for capital leases was $15,973 and $2,839 at December 31, 2018 and 2017, respectively. Amortization expense for assets under capital leases approximated $13,148 and $424 for the years ended December 31, 2018 and 2017, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying Consolidated Statements of Income. See Note 13–Leases for further discussion of capital leases.

NOTE 10—ACCOUNTS RECEIVABLE SECURITIZATION:

CONSOL Energy and certain of its U.S. subsidiaries are parties to a trade accounts receivable securitization facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable. In August 2018, the securitization facility was amended to, among other things, extend the term of the securitization facility for three years ending August 30, 2021.

Pursuant to the securitization facility, CONSOL Thermal Holdings LLC sells current and future trade receivables to CONSOL Pennsylvania Coal Company LLC. CONSOL Marine Terminals LLC and CONSOL Pennsylvania Coal Company LLC sell and/or contribute current and future trade receivables (including receivables sold to CONSOL Pennsylvania Coal Company LLC by CONSOL Thermal Holdings LLC) to CONSOL Funding LLC (the “SPV”). The SPV, in turn, pledges its interests in the receivables to PNC Bank, which either makes loans or issues letters of credit on behalf of the SPV. The maximum amount of advances and letters of credit outstanding under the securitization facility may not exceed $100 million.

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

At December 31, 2018, the Company's eligible accounts receivable yielded $37,869 of borrowing capacity. At December 31, 2018, the facility had no outstanding borrowings and $52,536 of letters of credit outstanding, leaving no unused capacity. CONSOL Energy posted $14,667 of cash collateral to secure the difference in the outstanding letters of credit and the eligible accounts receivable. Restricted cash of $14,667 is included in Prepaid Expenses and Other Assets in the Consolidated Balance Sheets. At December 31, 2017, the Company's eligible accounts receivable yielded $60,582 of borrowing capacity. At December 31, 2017, the facility had no outstanding borrowings and $60,582 of letters of credit outstanding, leaving no unused capacity. Costs associated with the receivables facility totaled $2,593 and $171 for the years ended December 31, 2018 and 2017, respectively. These costs have been recorded as financing fees which are included in Operating and Other Costs in the Consolidated Statements of Income. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.

NOTE 11—OTHER ACCRUED LIABILITIES:

	December 31,
	2018	2017
Subsidence Liability	$83,532	$88,027
Accrued Payroll and Benefits	12,978	14,689
Litigation	8,235	8,197
Accrued Interest	6,850	10,039
Short-Term Incentive Compensation	6,024	4,729
Accrued Other Taxes	5,050	7,510
Deferred Revenue	151	6,807
Equipment Lease Rental	—	9,865
Longwall Equipment Buyout	—	22,631
Other	15,437	23,900
Current Portion of Long-Term Liabilities:
Postretirement Benefits Other than Pensions	32,345	37,464
Asset Retirement Obligations	31,017	30,480
Workers' Compensation	12,628	13,317
Pneumoconiosis Benefits	12,187	12,972
Total Other Accrued Liabilities	$226,434	$290,627

NOTE 12—DEBT:

	December 31,
	2018	2017
Debt:
Term Loan B due in November 2022 (Principal of $396,000 and $400,000 less Unamortized Discount of $6,253 and $7,853, respectively, 8.53% and 7.47% Weighted Average Interest Rate, respectively)	$389,747	$392,147
11.00% Senior Secured Second Lien Notes due 2025	274,276	300,000
MEDCO Revenue Bonds in Series due September 2025 at 5.75%	102,865	102,865
Term Loan A due in November 2021 (6.78% and 5.92% Weighted Average Interest Rate, respectively)	73,750	100,000
Advance Royalty Commitments (8.57% and 9.42% Weighted Average Interest Rate, respectively)	2,261	2,085
Less: Unamortized Debt Issuance Costs	16,409	21,129
	826,490	875,968
Less: Amounts Due in One Year*	117,954	19,318
Long-Term Debt	$708,536	$856,650

*Excludes current portion of Capital Lease Obligations of $16,858 and $3,164 at December 31, 2018 and 2017, respectively.

Annual undiscounted maturities on long-term debt during the next five years and thereafter are as follows:

Year ended December 31,	Amount
2019	$117,954
2020	29,356
2021	49,327
2022	274,424
2023	170
Thereafter	377,921
Total Long-Term Debt Maturities	$849,152
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

The Revolving Credit Facility and TLA Facility also include financial covenants, including (i) a maximum first lien gross leverage ratio, (ii) a maximum total net leverage ratio, and (iii) a minimum fixed charge coverage ratio. CONSOL Energy must maintain a maximum first lien gross leverage ratio covenant of no more than 2.25 to 1.00, measured quarterly, stepping down to 2.00 to 1.00 in March 2019 and 1.75 to 1.00 in March 2020. The maximum first lien gross leverage ratio is calculated as the ratio of Consolidated First Lien Debt to Consolidated EBITDA, excluding the Partnership. The maximum first lien gross leverage ratio was 1.29 to 1.00 at December 31, 2018. CONSOL Energy must maintain a maximum total net leverage ratio covenant of no more than 3.25 to 1.00, measured quarterly, stepping down to 3.00 to 1.00 in March 2019 and 2.75 to 1.00 in March 2020. The maximum total net leverage ratio is calculated as the ratio of Consolidated Indebtedness, minus Cash on Hand, to Consolidated EBITDA, excluding the Partnership. The maximum total net leverage ratio was 1.66 to 1.00 at December 31, 2018. Consolidated EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations, non-cash charges related to legacy employee liabilities and gains and losses on debt extinguishment, and includes cash distributions received from the Partnership and subtracts cash payments related to legacy employee liabilities. The facilities also include a minimum fixed charge coverage covenant of no less than 1.00 to 1.00, measured quarterly, stepping up to 1.05 to 1.00 in March 2020 and 1.10 to 1.00 in March 2021. The minimum fixed charge coverage ratio is calculated as the ratio of Consolidated EBITDA to Consolidated Fixed Charges, excluding the Partnership. Consolidated Fixed Charges, as used in the covenant calculation, includes cash interest payments, cash payments for income taxes, scheduled debt repayments, dividends paid, and Maintenance Capital Expenditures. The minimum fixed charge coverage ratio was 2.11 to 1.00 at December 31 2018.

The TLB Facility also includes a financial covenant that requires the Company to repay a certain amount of its borrowings under the TLB Facility within ten business days after the date it files its Form 10-K with the Securities and Exchange Commission if the Company has excess cash flow (as defined in the credit agreement for the Senior Secured Credit Facilities) during the year covered by the applicable Form 10-K. As of December 31, 2018, the required repayment of approximately $110 million has been classified as Current Portion of Long-Term Debt in the Consolidated Balance Sheets.

At December 31, 2018, the Revolving Credit Facility had no borrowings outstanding and $54,065 of letters of credit outstanding, leaving $245,935 of unused capacity. At December 31, 2017, the Revolving Credit Facility had no borrowings outstanding and $27,426 of letters of credit outstanding, leaving $272,574 of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.

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

During the year ended December 31, 2018, CONSOL Energy made total payments of $26 million on its outstanding TLA Facility, including accelerated payments of $11 million. The Company also repurchased $26 million of its outstanding 11.00% Senior Secured Second Lien Notes due in 2025 during the year ended December 31, 2018. As part of these transactions, $3,922 was included in Loss on Debt Extinguishment on the Consolidated Statements of Income for the year ended December 31, 2018.

NOTE 13—LEASES:
CONSOL Energy uses various leased facilities and equipment in its operations. Future minimum lease payments under capital and operating leases, together with the present value of the net minimum capital lease payments, at December 31, 2018 are as follows:

	Capital	Operating
	Leases	Leases
Year Ended December 31,
2019	$18,590	$23,803
2020	20,150	22,260
2021	6,471	21,473
2022	59	11,680
2023	38	4,843
Thereafter	—	16,952
Total minimum lease payments	$45,308	$101,011
Less amount representing interest (3.76% – 6.00%)	2,760
Present value of minimum lease payments	42,548
Less amount due in one year	16,858
Total Long-Term Capital Lease Obligation	$25,690

Rental expense under operating leases was $48,052, $77,879, and $87,903 for the years ended December 31, 2018, 2017 and 2016, respectively.

At December 31, 2018, certain of the above capital leases for mining equipment are subleased to a third-party. The following represents the minimum payments including interest for those capital subleases:

2019	2020	2021	2022	2033	Thereafter	Total
$3,699	$3,699	$2,157	$—	$—	$—	$9,555

CONSOL Energy leases certain owned mining equipment to a third-party under operating leases. The owned equipment included in gross property, plant and equipment and accumulated depreciation at December 31, 2018 was $10,097 and $10,097, respectively. The owned equipment included in gross property, plant and equipment and accumulated depreciation at December 31, 2017 was $16,672 and $13,337, respectively.

At December 31, 2018, scheduled minimum rental payments for operating leases related to this equipment were as follows:

2019	2020	2021	2022	2023	Thereafter	Total
$1,701	$627	$—	$—	$—	$—	$2,328

NOTE 14—PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:
Pension

CONSOL Energy has non-contributory defined benefit retirement plans. The benefits for these plans are based primarily on years of service and employees' pay. CONSOL Energy's qualified pension plan (the “Pension Plan”) allows for lump-sum distributions of benefits earned up until December 31, 2005, at the employees' election. Pursuant to a separation and distribution agreement entered into by and between the Company and its former parent dated November 28, 2017, and related ancillary agreements, the sponsorship of the qualified pension plan was transferred to the Company.

According to the Defined Benefit Plans Topic of the FASB Accounting Standards Codification, if the lump sum distributions made during a plan year, which for CONSOL Energy is January 1 to December 31, exceed the total of the projected service cost and interest cost for the plan year, settlement accounting is required. Lump sum payments did not exceed this threshold during the year ended December 31, 2018. However, lump sum payments did exceed this threshold during the years ended December 31, 2017 and 2016. Accordingly, CONSOL Energy recognized settlement expense of $10,153 and $22,196 for the years ended December 31, 2017 and 2016 respectively, in Operating and Other Costs in the Consolidated Statements of Income.

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

The reconciliation of changes in the benefit obligation, plan assets and funded status of these plans at December 31, 2018 and 2017 is as follows:

	Pension Benefits		Other Postretirement Benefits
	at December 31,		at December 31,
	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of period	$733,990	$735,177	$591,563	$700,085
Service cost	1,150	2,948	—	—
Interest cost	23,505	25,265	18,706	23,945
Actuarial (gain) loss	(60,351)	35,281	(101,259)	(101,379)
Plan settlements	—	(29,142)	—	—
Benefits and other payments	(54,152)	(35,539)	(35,419)	(31,088)
Benefit obligation at end of period	$644,142	$733,990	$473,591	$591,563

Change in plan assets:
Fair value of plan assets at beginning of period	$679,245	$632,434	$—	$—
Actual return on plan assets	(48,470)	110,311	—	—
Company contributions	1,724	1,181	35,419	31,088
Benefits and other payments	(54,152)	(35,539)	(35,419)	(31,088)
Plan settlements	—	(29,142)	—	—
Fair value of plan assets at end of period	$578,347	$679,245	$—	$—

Funded status:
Current liabilities	$(1,623)	$(1,785)	$(32,345)	$(37,464)
Noncurrent liabilities	(64,172)	(52,960)	(441,246)	(554,099)
Net obligation recognized	$(65,795)	$(54,745)	$(473,591)	$(591,563)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$263,229	$243,456	$184,438	$301,901
Prior service credit	(367)	(869)	(23,354)	(25,759)
Net amount recognized (before tax effect)	$262,862	$242,587	$161,084	$276,142

The components of net periodic benefit cost (credit) are as follows:

	Pension Benefits			Other Postretirement Benefits
	For the Years Ended December 31,			For the Years Ended December 31,
	2018	2017	2016	2018	2017	2016
Components of net periodic benefit cost (credit):
Service cost	$1,150	$2,948	$1,533	$—	$—	$—
Interest cost	23,505	25,265	25,048	18,706	23,945	24,241
Expected return on plan assets	(40,370)	(42,383)	(46,674)	—	—	—
Amortization of prior service credits	(502)	(502)	(502)	(2,405)	(2,405)	—
Recognized net actuarial loss	8,715	8,896	9,163	16,205	23,112	19,168
Settlement loss	—	10,153	22,196	—	—	—
Net periodic benefit (credit) cost	$(7,502)	$4,377	$10,764	$32,506	$44,652	$43,409

Amounts included in accumulated other comprehensive loss which are expected to be recognized in 2019 net periodic benefit costs:

		Other
	Pension	Postretirement
	Benefits	Benefits
Prior service credit recognition	$(366)	$(2,405)
Actuarial loss recognition	$5,958	$9,262

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

The following table provides information related to pension plans with an accumulated benefit obligation in excess of plan assets:

	As of December 31,
	2018	2017
Projected benefit obligation	$644,142	$733,990
Accumulated benefit obligation	$644,069	$733,949
Fair value of plan assets	$578,347	$679,245

Assumptions:

The weighted-average assumptions used to determine benefit obligations are as follows:

	Pension Benefits		Other Postretirement Benefits
	at December 31,		at December 31,
	2018	2017	2018	2017
Discount rate	4.34%	3.65%	4.34%	3.65%
Rate of compensation increase	3.73%	3.73%	—	—

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

The weighted-average assumptions used to determine net periodic benefit costs are as follows:

	Pension Benefits			Other Postretirement Benefits
	For the Years Ended			For the Years Ended
	December 31,			December 31,
	2018	2017	2016	2018	2017	2016
Discount rate	3.69%	4.27%	4.52%	3.65%	4.22%	4.50%
Expected long-term return on plan assets	6.90%	6.90%	7.25%	—	—	—
Rate of compensation increase	3.73%	3.90%	3.80%	—	—	—

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
The assumed health care cost trend rates are as follows:

	At December 31,
	2018	2017
Health care cost trend rate for next year	5.83%	6.06%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches ultimate trend rate	2038	2038

Assumed health care cost trend rates have a significant effect on the amounts reported for the medical plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1 Percentage	1 Percentage
	Point Increase	Point Decrease
Effect on total of service and interest cost components	$2,618	$(2,199)
Effect on accumulated postretirement benefit obligation	$52,312	$(44,591)

Plan Assets:

The Company’s overall investment strategy is to meet current and future benefit payment needs through diversification across asset classes, fund strategies and fund managers to achieve an optimal balance between risk and return and between income and growth of assets through capital appreciation. Consistent with the objectives of the pension trust (the “Trust”) and in consideration of the Trust’s current funded status and the current level of market interest rates, the Retirement Board, as appointed by the CONSOL Energy Board of Directors (the “Retirement Board”) has approved an asset allocation strategy that will change over time in response to future improvements in the Trust’s funded status and/or changes in market interest rates. Such changes in asset allocation strategy are intended to allocate additional assets to the fixed income asset class should the Trust’s funded status improve. In this framework, the current target allocation for plan assets is 26% U.S. equity securities, 16.5% non-U.S. equity securities, 7.5% global equity securities and 50% fixed income. Both the equity and fixed income portfolios are comprised of both active and passive investment strategies. The Trust is primarily invested in Mercer Common Collective Trusts. Equity securities consist of investments in large and mid/small cap companies; non-U.S. equities are derived from both developed and emerging markets. Fixed income securities consist primarily of U.S. long duration fixed income corporate and U.S. Treasury instruments. The average quality of the fixed income portfolio must be rated at least “investment grade” by nationally recognized rating agencies. Within the fixed income asset class, investments are invested primarily across various strategies such that the overall profile strongly correlates with the interest rate sensitivity of the Trust’s liabilities in order to reduce the volatility resulting from the risk of changes in interest rates and the impact of such changes on the Trust’s overall financial status. Derivatives, interest rate swaps, options and futures are permitted investments for the purpose of reducing risk and to extend the duration of the overall fixed income portfolio; however, they may not be used for speculative purposes. All or a portion of the assets may be invested in mutual funds or other commingled vehicles so long as the pooled investment funds have an adequate asset base relative to their asset class; are invested in a diversified manner; and have management and/or oversight by an Investment Advisor registered with the SEC. The Retirement Board reviews the investment program on an ongoing basis including asset performance, current trends and developments in capital markets, changes in Trust liabilities and ongoing appropriateness of the overall investment policy.

The fair values of plan assets at December 31, 2018 and 2017 by asset category are as follows:

	Fair Value Measurements at December 31, 2018				Fair Value Measurements at December 31, 2017
		Quoted				Quoted
		Prices in				Prices in
		Active				Active
		Markets for	Significant	Significant		Markets for	Significant	Significant
		Identical	Observable	Unobservable		Identical	Observable	Unobservable
		Assets	Inputs	Inputs		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Asset Category
Cash/Accrued Income	$101	$101	$—	$—	$5,202	$5,202	$—	$—
US Equities (a)	—	—	—	—	12	12	—	—
Mercer Common Collective Trusts (b)	578,246	—	—	—	674,031	—	—	—
Total	$578,347	$101	$—	$—	$679,245	$5,214	$—	$—
__________

(a)	This category includes investments in US common stocks and corporate debt.

(b)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy but are included in the total.

There are no investments in CONSOL Energy stock held by these plans at December 31, 2018 or 2017.
There are no assets in the other postretirement benefit plans at December 31, 2018 or 2017.

Cash Flows:

If necessary, CONSOL Energy intends to contribute to the pension trust using prudent funding methods. However, the Company does not expect to contribute to the pension plan trust in 2019. Pension benefit payments are primarily funded from the Trust. CONSOL Energy expects to pay benefits of $1,623 from the non-qualified pension plan in 2019. CONSOL Energy does not expect to contribute to the other postemployment plan in 2019 and intends to pay benefit claims as they are due.
The following benefit payments, reflecting expected future service, are expected to be paid:

		Other
	Pension	Postretirement
	Benefits	Benefits
2019	$43,588	$32,345
2020	$41,867	$32,366
2021	$41,421	$32,152
2022	$41,630	$31,660
2023	$41,374	$31,112
Year 2024-2028	$199,992	$150,344

NOTE 15—COAL WORKERS’ PNEUMOCONIOSIS AND WORKERS’ COMPENSATION:
Under the Federal Coal Mine Health and Safety Act of 1969, as amended, CONSOL Energy is responsible for medical and disability benefits to employees and their dependents resulting from occurrences of coal workers' pneumoconiosis disease. CONSOL Energy is also responsible under various state statutes for pneumoconiosis benefits. CONSOL Energy primarily provides for these claims through a self-insurance program. The calculation of the actuarial present value of the estimated pneumoconiosis obligation is based on an annual actuarial study by independent actuaries and uses assumptions regarding disability incidence, medical costs, indemnity levels, mortality, death benefits, dependents and interest rates which are derived from actual company experience and outside sources. Actuarial gains or losses can result from differences in incident rates and severity of claims filed as compared to original assumptions. Recent legislative changes have not been favorable for CWP. Based upon the law change that contained a 15-year presumption and permitted that chronic obstructive pulmonary disease (COPD) is a symptom of coal workers’ pneumoconiosis, there has been a surge in entitled claims for CONSOL, both from new applicants and previously denied applicants over the past years. This surge approximated the industry-wide historical entitlement emergence pattern.  As a result, the Company has adjusted its expectations regarding future claim emergence, resulting in a $25,700 and $41,700 increase in the CWP liability for the years ended December 31, 2018 and 2017, respectively.

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

The reconciliation of changes in the benefit obligation and funded status of these plans at December 31, 2018 and 2017 is as follows:

	CWP		Workers' Compensation
	at December 31,		at December 31,
	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of period	$162,840	$118,836	$78,528	$78,099
State administrative fees and insurance bond premiums	—	—	2,671	3,198
Service cost	6,650	5,122	6,230	5,734
Interest cost	5,245	4,050	2,283	2,321
Actuarial loss (gain)	14,832	47,939	(5,134)	3,553
Benefits paid	(12,379)	(13,107)	(13,592)	(14,377)
Benefit obligation at end of period	$177,188	$162,840	$70,986	$78,528

Funded status:
Current assets	$—	$—	$1,384	$1,437
Current liabilities	(12,187)	(12,972)	(12,628)	(13,317)
Noncurrent liabilities	(165,001)	(149,868)	(59,742)	(66,648)
Net obligation recognized	$(177,188)	$(162,840)	$(70,986)	$(78,528)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss (gain)	$8,542	$(7,144)	$(13,561)	$(8,505)
Net amount recognized (before tax effect)	$8,542	$(7,144)	$(13,561)	$(8,505)

The components of the net periodic cost are as follows:

	CWP			Workers’ Compensation
	For the Years Ended			For the Years Ended
	December 31,			December 31,
	2018	2017	2016	2018	2017	2016
Service cost	$6,650	$5,122	$4,327	$6,230	$5,734	$7,466
Interest cost	5,245	4,050	4,283	2,283	2,321	2,499
Recognized net actuarial gain	(853)	(7,631)	(4,948)	(79)	(598)	(395)
State administrative fees and insurance bond premiums	—	—	—	2,671	3,198	3,199
Curtailment gain	—	—	(1,307)	—	—	—
Net periodic cost	$11,042	$1,541	$2,355	$11,105	$10,655	$12,769
The following are amounts included in accumulated other comprehensive income that are expected to be recognized in 2019 net periodic benefit costs:

		Workers'
	CWP	Compensation
	Benefits	Benefits
Actuarial loss (gain) recognition	$1,016	$(774)

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

Assumptions:

The weighted-average discount rates used to determine benefit obligations and net periodic cost are as follows:

	CWP			Workers' Compensation
	For the Years Ended			For the Years Ended
	December 31,			December 31,
	2018	2017	2016	2018	2017	2016
Benefit obligations	4.42%	3.75%	4.40%	4.26%	3.57%	4.05%
Net periodic cost	3.75%	4.40%	4.60%	3.57%	4.05%	4.26%

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

Cash Flows:

CONSOL Energy does not intend to make contributions to the CWP or Workers' Compensation plans in 2019, but it intends to pay benefit claims as they become due.

The following benefit payments, which reflect expected future claims as appropriate, are expected to be paid:

		Workers' Compensation
	CWP	Total	Actuarial	Other
	Benefits	Benefits	Benefits	Benefits
2019	$12,187	$13,987	$11,244	$2,743
2020	$10,319	$14,007	$11,196	$2,811
2021	$9,753	$13,800	$10,918	$2,882
2022	$9,528	$13,874	$10,920	$2,954
2023	$9,633	$13,766	$10,738	$3,028
Year 2024-2028	$52,265	$70,429	$54,117	$16,312

NOTE 16—OTHER EMPLOYEE BENEFIT PLANS:
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

The Combined Fund provides medical and death benefits for all beneficiaries of the former UMWA Benefit Trusts who were actually receiving benefits as of July 20, 1992. The 1992 Benefit Plan provides medical and death benefits to orphan UMWA-represented members eligible for retirement on February 1, 1993, and for those who retired between July 20, 1992 and September 30, 1994. The Coal Act provides for the assignment of beneficiaries to former employers and the allocation of unassigned beneficiaries (referred to as orphans) to companies using a formula set forth in the Coal Act. The Coal Act requires that responsibility for funding the benefits to be paid to beneficiaries be assigned to their former signatory employers or related companies. This cost is recognized when contributions are assessed. CONSOL Energy's total contributions under the Coal Act were $6,829, $7,647 and $8,455 for the years ended December 31, 2018, 2017 and 2016, respectively. Based on available information at December 31, 2018, CONSOL Energy's obligation for the Combined Fund and 1992 Benefit Plans is estimated to be approximately $70,859.

Pursuant to the provisions of the Tax Relief and Healthcare Act of 2006 (the “2006 Act”) and the 1992 Benefit Plan, CONSOL Energy is required to provide security in an amount based on the annual cost of providing health care benefits for all individuals receiving benefits from the 1992 Benefit Plan who are attributable to CONSOL Energy, plus all individuals receiving benefits from an individual employer plan maintained by CONSOL Energy who are entitled to receive such benefits. In accordance with the terms of the 2006 Act and the 1992 Benefit Plan, CONSOL Energy must secure its obligations by posting letters of credit, which were $19,860, $20,983 and $19,170 at December 31, 2018, 2017 and 2016, respectively. The 2018, 2017 and 2016 security amounts were based on the annual cost of providing health care benefits and included a reduction in the number of eligible employees.

Investment Plan

CONSOL Energy has an investment plan available to most non-represented employees. Eligible employees of CONSOL Pennsylvania Coal Company began participation in the CONSOL Pennsylvania Coal Company Investment Plan (the “CPCC 401(k) Plan”) on September 1, 2017, which was the inception date of the CPCC 401(k) Plan. Remaining eligible employees of CONSOL Energy began participation in the CPCC 401(k) Plan on November 1, 2017. Prior to participating in the CPCC 401(k) Plan, eligible employees participated in the Company's former parent's 401(k) plan. The CPCC 401(k) plan and the Company's former parent's 401(k) plan include company matching of 6% of eligible compensation contributed by eligible employees of CONSOL Energy. The Company may also make discretionary contributions to the CPCC 401(k) Plan ranging from 1% to 6% of eligible compensation for eligible employees (as defined by the CPCC 401(k) Plan). Discretionary contributions of $10,445 were accrued for at December 31, 2018, and were paid into employees' accounts in the first quarter of 2019. There were no such discretionary contributions made by the Company for the year ended December 31, 2017. Discretionary contributions made by the Company were $9,499 for the year ended December 31, 2016. Total payments and costs were $20,655, $9,888 and $17,687 for the years ended December 31, 2018, 2017 and 2016, respectively.

Long-Term Disability

CONSOL Energy has a Long-Term Disability Plan available to all eligible full-time salaried employees. The benefits for this plan are based on a percentage of monthly earnings, offset by all other income benefits available to the disabled.

	For the Years Ended
	December 31,
	2018	2017	2016
Benefit cost	$2,088	$2,058	$1,936
Discount rate assumption used to determine net periodic benefit costs	3.22%	3.43%	3.71%
Liabilities incurred under the Long-Term Disability Plan are included in Other Accrued Liabilities and Deferred Credits and Other Liabilities–Other in the Consolidated Balance Sheets and amounted to a combined total of $12,022 and $15,315 at December 31, 2018 and 2017, respectively.

NOTE 17—STOCK-BASED COMPENSATION:
CONSOL Energy adopted the CONSOL Energy Inc. Omnibus Performance Incentive Plan (the “Performance Incentive Plan”) on November 22, 2017. The Performance Incentive Plan provides for grants of stock-based awards to employees, including any officer or employee-director of the Company, who is not a member of the Compensation Committee. These awards are intended to compensate the recipients thereof based on the performance of the Company's stock and the recipients' continued services during the vesting period, as well as align the recipients' long-term interests with those of the Company's shareholders. CONSOL Energy is responsible for the cost of awards granted under the Performance Incentive Plan, and all determinations with respect to awards to be made under the Performance Incentive Plan will be made by the board of directors or a committee as delegated by the board of directors.
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
Due to the separation of the Company and its former parent as described in Note 2 - Separation from The Company's Former Parent, the terms of the agreement between the Company and its former parent provide for the automatic adjustment and conversion of awards originally granted under the Company's former parent's equity incentive plan into awards of the Performance Incentive Plan, effective as of November 28, 2017. By calculating a conversion ratio based on the share price immediately prior to the separation for both CONSOL Energy and its former parent, the intrinsic value of the outstanding awards immediately following the separation remains the same as the intrinsic value immediately prior to the separation. At the date of conversion, employees of CONSOL Energy who were grades 14 or lower vested immediately in any non-vested restricted stock units, whereas employees above grade 14 converted their shares at the separation date. All performance share units of the Company's former parent owned by CONSOL Energy employees converted on the date of the separation. For every unvested share of the Company's former parent to be converted, a CONSOL Energy employee received 0.7189 shares of an unvested award in the Performance Incentive Plan. The fair value of each award was adjusted to preserve the intrinsic value of the award. Any unvested option award of the Company's former parent owned by a CONSOL Energy employee remained an option award of the stock of the Company's former parent and CONSOL Energy recognized stock-based compensation expense for the remaining unamortized period of the award. For the year ended December 31, 2017, $1,436 relates to the immediate expense of the unamortized portion of options granted by the Company's former parent for CONSOL Energy employees.While the board of directors may amend certain provisions of these awards, subject to limitations imposed by applicable law or the Performance Incentive Plan, these converted awards shall be governed by the provisions of the original award agreement applicable to the award.
For only those shares expected to vest, CONSOL Energy recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award as specified in the award agreement, which is generally the vesting term. The vesting of all awards will accelerate in the event of death and disability and may accelerate upon a change in control of CONSOL Energy. The total stock-based compensation expense recognized during the years ended December 31, 2018, 2017 and 2016 was $8,392, $16,212 and $10,986, respectively, and was included in Selling, General and Administrative Costs on the Consolidated Statements of Income. This includes expense specifically related to the Performance Incentive Plan and also expense charged by the Company's former parent prior to the separation. The related deferred tax benefit relating to converted shares and new grants totaled $1,911, $1,439 and $607 for the years ended December 31, 2018, 2017 and 2016, respectively.
As of December 31, 2018, CONSOL Energy has $13,927 of unrecognized compensation cost related to all nonvested stock-based compensation awards, which is expected to be recognized over a weighted-average period of 2.07 years. When restricted stock and performance share unit awards become vested, the issuances are made from CONSOL Energy's common stock shares.
In March 2016, the FASB issued an ASU on stock compensation that was intended to simplify and improve the accounting and statement of cash flow presentation for income taxes at settlement, forfeitures, and net settlements for withholding tax. The guidance was effective for public entities for fiscal years beginning after December 31, 2016. In accordance with this Update, $384 of additional income tax expense was recognized in the Consolidated Statements of Income for the year ended December 31, 2017. Also in accordance with this Update, the value of shares withheld for employee tax withholding purposes of $2,156 for the year ended December 31, 2017 was reclassified between Net Cash Provided by Operating Activities and Net Cash Used in Financing Activities on the Consolidated Statements of Cash Flows. As permitted by this Update, the Company has elected to account for forfeitures of stock-based compensation as they occur. The cumulative effect of the policy election to recognize forfeitures as they occur was nominal.
Restricted Stock Units
CONSOL Energy grants certain employees and non-employee directors restricted stock units, which entitle the holder to shares of common stock as the award vests. Compensation expense is recognized on a straight-line basis over the requisite service period of the award. The total fair value of restricted stock units vested during the year ended December 31, 2018 and 2017 was $3,734 and $534, respectively. The following table represents the nonvested restricted stock units and their corresponding fair value (based upon the closing share price) at the date of grant:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Nonvested at December 31, 2017	285,791	$29.07
Granted	292,347	$35.28
Vested	(133,559)	$27.96
Forfeited	(20,083)	$31.03
Nonvested at December 31, 2018	424,496	$33.60
Performance Share Units
CONSOL Energy grants certain employees performance share unit awards, which entitle the holder to shares of common stock subject to the achievement of certain market and performance goals. Compensation expense is recognized over the service period of awards and adjusted for the probability of achievement of performance-based goals. The total fair value of performance share units vested during the year ended December 31, 2018 was $4,910. No performance share units vested during the year ended December 31, 2017. The following table represents the nonvested performance share units and their corresponding fair value (based upon the closing share price and/or Monte Carlo simulation) on the date of grant:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Nonvested at December 31, 2017	264,510	$35.50
Granted	129,755	$35.48
Vested	(131,021)	$37.47
Forfeited	—	$—
Nonvested at December 31, 2018	263,244	$34.51

NOTE 18—SUPPLEMENTAL CASH FLOW INFORMATION:
The following are non-cash transactions that impact the investing and financing activities of CONSOL Energy.
CONSOL Energy obtains capital lease arrangements for company-used vehicles. CONSOL Energy entered into non-cash capital lease arrangements of $1,301 and $55 for the years ended December 31, 2018 and 2016, respectively. CONSOL Energy did not enter into any non-cash capital lease arrangements during the year ended December 31, 2017.

During the year ended December 31, 2018, CONSOL Energy terminated the operating leases on its longwall shields, and refinanced these as capital leases in the amount of $45,979.

As of December 31, 2018, 2017 and 2016, CONSOL Energy purchased goods and services related to capital projects in the amount of $2,311, $27,358 and $2,355, respectively, which are included in accounts payable and other accrued liabilities on the Consolidated Balance Sheets.

As part of the separation and distribution, certain assets and liabilities were contributed to the Company. As a result, the liabilities assumed by, and the assets contributed to, the Company in the year ended December 31, 2017 were $17,613 and$32,893, respectively.

The following table shows cash paid for interest and income taxes for the periods indicated.

	For the Years Ended December 31,
	2018	2017	2016
Cash Paid For:
Interest (net of amounts capitalized)	$92,926	$18,151	$14,053
Income taxes *	$12,834	$—	$—

* The Company's operations were historically included in the income tax filings of its former parent. All tax payments prior to the separation and distribution were made by the Company's former parent. The Company made no income tax payments from the date of the separation and distribution through December 31, 2017.
NOTE 19—CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS:
CONSOL Energy primarily markets its thermal coal principally to electric utilities in the eastern United States. Substantially all revenues were generated from sales based in the United States for the years ended December 31, 2018, 2017 and 2016. Less than 1% of the Company's revenues were generated from sales based in Canada for the years ended December 31, 2018, 2017 and 2016. The Company has contractual relationships with certain coal exporters who distribute coal to international markets. For the years ended December 31, 2018, 2017 and 2016, approximately 29%, 31% and 16%, respectively, of the Company's coal revenues were derived from these exporters, in which the Company's coal was intended to be shipped to Europe, Asia, South America, and Africa.

Concentration of credit risk is summarized below:

	December 31,
	2018	2017
Thermal coal utilities	$61,218	$69,550
Coal exporters and distributors	22,972	56,146
Steel and coke producers	661	—
Other	2,738	5,849
Total Accounts Receivable Trade	$87,589	$131,545

NOTE 20—FAIR VALUE OF FINANCIAL INSTRUMENTS:
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
The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2018			Fair Value Measurements at December 31, 2017
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Lease Guarantees	$—	$—	$(734)	$—	$—	$(1,040)
The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:

Long-term debt: The fair value of long-term debt is measured using unadjusted quoted market prices or estimated using discounted cash flow analyses. The discounted cash flow analyses are based on current market rates for instruments with similar cash flows.

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	December 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt	$842,899	$881,711	$897,097	$931,768
Certain of the Company’s debt is actively traded on a public market and, as a result, constitutes Level 1 fair value measurements. The portion of the Company’s debt obligations that are not actively traded are valued through reference to the applicable underlying benchmark rate and, as a result, constitute Level 2 fair value measurements.

NOTE 21—COMMITMENTS AND CONTINGENT LIABILITIES:

The Company and its former parent entered into a separation and distribution agreement on November 28, 2017 that implemented the legal and structural separation of the Company from its former parent. The separation and distribution agreement also identified the assets of the Coal Business that were transferred to the Company and the liabilities and contracts related to the Coal Business that were assumed by the Company as part of the separation and distribution, and provides post-closing indemnification obligations and procedures between the Company and its former parent relating to the liabilities of the Coal Business that the Company assumed.

The Company (as the owner of the Coal Business following the separation and distribution) is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes and other claims and actions arising out of the normal course of business. The Company accrues the estimated loss for these lawsuits and claims when the loss is probable and reasonably estimable. The Company's estimated accruals as of December 31, 2018 related to these pending claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of the Company as of December 31, 2018. It is possible that the aggregate loss in the future with respect to these lawsuits and claims could ultimately be material to the Company's financial position, results of operations or cash flows; however, such amounts cannot be reasonably estimated. The amount claimed against the Company as of December 31, 2018 is disclosed below when an amount is expressly stated in the lawsuit or claim, which is not often the case.

Fitzwater Litigation: Three nonunion retired coal miners have sued Fola Coal Company LLC, Consolidation Coal Company (“CCC”) and CONSOL of Kentucky Inc. (“COK”) (as well as the Company's former parent) in West Virginia Federal Court alleging ERISA violations in the termination of retiree health care benefits. The Plaintiffs contend they relied to their detriment on oral statements and promises of “lifetime health benefits” allegedly made by various members of management during Plaintiffs’ employment and that they were allegedly denied access to Summary Plan Documents that clearly reserved the right to modify or terminate the Retiree Health and Welfare Plan subject to Plaintiffs' claims. Pursuant to Plaintiffs' amended complaint filed on April 24, 2017, Plaintiffs request that retiree health benefits be reinstated and seek to represent a class of all nonunion retirees who were associated with AMVEST and COK areas of operation. The Company believes it has a meritorious defense and intends to vigorously defend this suit.

Casey Litigation: A class action lawsuit was filed on August 23, 2017 on behalf of two nonunion retired coal miners against CCC, COK, CONSOL Buchanan Mining Co., LLC and Kurt Salvatori in West Virginia Federal Court alleging ERISA violations in the termination of retiree health care benefits. Filed by the same lawyers who filed the Fitzwater litigation, and raising nearly identical claims, the Plaintiffs contend they relied to their detriment on oral promises of “lifetime health benefits” allegedly made by various members of management during Plaintiffs’ employment and that they were not provided with copies of Summary Plan Documents clearly reserving to the Company the right to modify or terminate the Retiree Health and Welfare Plan. Plaintiffs request that retiree health benefits be reinstated for them and their dependents and seek to represent a class of all nonunion retirees of any subsidiary of the Company's former parent that operated or employed individuals in McDowell or Mercer Counties, West Virginia, or Buchanan or Tazewell Counties, Virginia whose retiree welfare benefits were terminated. On December 1, 2017, the trial court judge in Fitzwater signed an order to consolidate Fitzwater with Casey. The Casey complaint was amended on March 1, 2018 to add new plaintiffs, add defendant CONSOL Pennsylvania Coal Company, LLC and eliminate defendant CONSOL Buchanan Mining Co., LLC in an attempt to expand the class of retirees. The Company believes it has a meritorious defense and intends to vigorously defend this suit.

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

As part of the separation and distribution, the Company assumed various financial obligations relating to the Coal Business or agreed to reimburse its former parent for certain financial guarantees relating to the Coal Business that its former parent retained following the separation and distribution. Employee-related financial guarantees have primarily been provided to support the United Mine Workers’ of America’s 1992 Benefit Plan and federal black lung and various state workers’ compensation self-insurance programs. Environmental financial guarantees have primarily been provided to support various performance bonds related to reclamation and other environmental issues. Coal and other financial guarantees have primarily been provided to support various sales contracts. Other guarantees have been extended to support insurance policies, legal matters, full and timely payments of mining equipment leases, and various other items necessary in the normal course of business.

The following is a summary, as of December 31, 2018, of the financial guarantees, unconditional purchase obligations and letters of credit to certain third parties. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments, or under the separation and distribution agreement to the extent retained by the Company's former parent on behalf of the Coal Business. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credit are recorded as liabilities in the financial statements. The Company's management believes that these guarantees will expire without being funded, and therefore, the commitments will not have a material adverse effect on the Company's financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$73,383	$59,241	$14,142	$—	$—
Environmental	398	—	398	—	—
Other	32,820	7,620	25,200	—	—
Total Letters of Credit	106,601	66,861	39,740	—	—
Surety Bonds:
Employee-Related	104,033	102,733	1,300	—	—
Environmental	465,837	431,695	34,142	—	—
Other	4,921	4,766	155	—	—
Total Surety Bonds	574,791	539,194	35,597	—	—
Guarantees:
Other	24,086	8,550	13,401	1,554	581
Total Guarantees	24,086	8,550	13,401	1,554	581
Total Commitments	$705,478	$614,605	$88,738	$1,554	$581

Included in the above table are commitments and guarantees entered into in conjunction with the sale of Consolidation Coal Company and certain of its subsidiaries, which contain all five of its longwall coal mines in West Virginia and its river operations, to a third party. As part of the separation and distribution, the Company's former parent agreed to indemnify the Company and the Company agreed to indemnify its former parent in each case with respect to guarantees of certain equipment lease obligations that were assumed by the third party. In the event that the third party would default on the obligations defined in the agreements, the Company would be required to perform under the guarantees. If the Company would be required to perform, the stock purchase agreement provides various recourse actions. As of December 31, 2018, the Company has not been required to perform under these guarantees. The equipment lease obligations are collateralized by the underlying assets. The current maximum estimated exposure under these guarantees as of December 31, 2018 and 2017 is believed to be approximately $28,000 and $35,000, respectively. At December 31, 2018 and 2017, the fair value of these guarantees was $734 and $1,040, respectively, and is included in Other Accrued Liabilities on the Consolidated Balance Sheets. The fair value of certain of the guarantees was determined using the Company’s risk-adjusted interest rate. Significant increases or decreases in the risk-adjusted interest rates may result in a significantly higher or lower fair value measurement. No other amounts related to financial guarantees and letters of credit are recorded as liabilities in the financial statements. Significant judgment is required in determining the fair value of these guarantees. The guarantees of the leases are classified within Level 3 of the fair value hierarchy.

The Company regularly evaluates the likelihood of default for all guarantees based on an expected loss analysis and records the fair value, if any, of its guarantees as an obligation in the consolidated financial statements.
NOTE 22—SEGMENT INFORMATION:

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
Industry segment results for the year ended December 31, 2018 are:

	PAMC	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$1,364,292	$—	$—	$1,364,292	(A)
Terminal Revenue	—	64,926	—	64,926
Freight Revenue	43,572	—	—	43,572
Total Revenue and Freight	$1,407,864	$64,926	$—	$1,472,790
Earnings (Loss) Before Income Tax	$291,418	$(103,805)	$—	$187,613
Segment Assets	$1,894,209	$866,518	$—	$2,760,727
Depreciation, Depletion and Amortization	$178,969	$22,295	$—	$201,264
Capital Expenditures	$124,570	$21,179	$—	$145,749

Industry segment results for the year ended December 31, 2017 are:

	PAMC	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$1,187,654	$—	$—	$1,187,654	(A)
Terminal Revenue	—	60,066	—	60,066
Freight Revenue	73,692	—	—	73,692
Total Revenue and Freight	$1,261,346	$60,066	$—	$1,321,412
Earnings (Loss) Before Income Tax	$189,162	$(19,365)	$—	$169,797
Segment Assets	$1,971,268	$735,831	$—	$2,707,099
Depreciation, Depletion and Amortization	$166,628	$5,374	$—	$172,002
Capital Expenditures	$77,981	$3,432	$—	$81,413

Industry segment results for the year ended December 31, 2016 are:

	PAMC	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$1,065,582	$—	$—	$1,065,582	(A)
Terminal Revenue	—	31,464	—	31,464
Freight Revenue	46,468	—	—	46,468
Total Revenue and Freight	$1,112,050	$31,464	$—	$1,143,514
Earnings (Loss) Before Income Tax	$130,708	$(65,693)	$—	$65,015
Segment Assets	$1,982,206	$705,228	$—	$2,687,434
Depreciation, Depletion and Amortization	$168,195	$9,927	$—	$178,122
Capital Expenditures	$50,809	$2,791	$—	$53,600

(A) For the years ended December 31, 2018, 2017 and 2016, the PAMC segment had revenues from the following customers, each comprising over 10% of the Company's total sales:

	For the Years Ended December 31,
	2018	2017	2016
Customer A	$283,703	*	*
Customer B	$274,755	$145,248	*
Customer C	$214,152	$222,354	$160,818
Customer D	*	*	$116,849
* Revenues from these customers during the periods presented were less than 10% of the Company's total sales.

Reconciliation of Segment Information to Consolidated Amounts:

Revenue and Other Income:

	For the Years Ended December 31,
	2018	2017	2016
Total Segment Revenue and Freight from External Customers	$1,472,790	$1,321,412	$1,143,514
Other Income not Allocated to Segments (Note 4)	58,660	73,279	82,120
Gain on Sale of Assets	565	17,212	5,228
Total Consolidated Revenue and Other Income	$1,532,015	$1,411,903	$1,230,862

Total Assets:

	December 31,
	2018	2017
Segment assets for total reportable business segments	$1,894,209	$1,971,268
Segment assets for all other business segments	554,315	508,334
Items excluded from segment assets:
Cash and other investments	234,658	152,432
Deferred tax assets	77,545	75,065
Total Consolidated Assets	$2,760,727	$2,707,099

Enterprise-Wide Disclosures:

For the years ended December 31, 2018, 2017 and 2016, CONSOL Energy revenue was predominantly attributable to the United States of America. Less than one percent was attributable to Canada for the year ended December 31, 2016.

CONSOL Energy's Property, Plant and Equipment by geographical location:

	December 31,
	2018	2017
United States	$2,095,504	$2,111,273
Canada	11,024	11,024
Total Property, Plant and Equipment, net	$2,106,528	$2,122,297

NOTE 23—GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION:
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

Income Statement for the Year Ended December 31, 2018:

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues and Other Income:
Coal Revenue	$—	$1,023,219	$341,073	$—	$—	$1,364,292
Terminal Revenue	—	64,926	—	—	—	64,926
Freight Revenue	—	32,679	10,893	—	—	43,572
Miscellaneous Other Income	247,711	27,013	5,243	—	(221,307)	58,660
Gain (Loss) on Sale of Assets	—	599	(34)	—	—	565
Total Revenue and Other Income	247,711	1,148,436	357,175	—	(221,307)	1,532,015
Costs and Expenses:
Operating and Other Costs	—	729,593	214,376	2,481	—	946,450
Depreciation, Depletion and Amortization	—	156,522	44,742	—	—	201,264
Freight Expense	—	32,679	10,893	—	—	43,572
Selling, General and Administrative Costs	—	51,415	13,931	—	—	65,346
Loss on Debt Extinguishment	3,922	—	—	—	—	3,922
Interest Expense, net	81,985	2,905	6,667	—	(7,709)	83,848
Total Costs And Expenses	85,907	973,114	290,609	2,481	(7,709)	1,344,402
Earnings (Loss) Before Income Tax	161,804	175,322	66,566	(2,481)	(213,598)	187,613
Income Tax Expense	8,828	—	—	—	—	8,828
Net Income (Loss)	152,976	175,322	66,566	(2,481)	(213,598)	178,785
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	25,809	25,809
Net Income (Loss) Attributable to CONSOL Energy Shareholders	$152,976	$175,322	$66,566	$(2,481)	$(239,407)	$152,976

Balance Sheet at December 31, 2018:

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$234,536	$138	$1,003	$—	$—	$235,677
Accounts and Notes Receivable:
Trade	—	—	—	87,589	—	87,589
Other Receivables	24,352	15,935	1,068	—	—	41,355
Inventories	—	37,580	11,066	—	—	48,646
Prepaid Expenses	25,440	15,451	5,096	14,701	—	60,688
Total Current Assets	284,328	69,104	18,233	102,290	—	473,955
Property, Plant and Equipment:
Property, Plant and Equipment	—	3,891,873	946,298	—	—	4,838,171
Less-Accumulated Depreciation, Depletion and Amortization	—	2,204,896	526,747	—	—	2,731,643
Total Property, Plant and Equipment-Net	—	1,686,977	419,551	—	—	2,106,528
Other Assets:
Deferred Income Taxes	77,545	—	—	—	—	77,545
Affiliated Credit Facility	141,129	—	—	—	(141,129)	—
Investment in Affiliates	605,981	—	—	—	(605,981)	—
Other	40,760	47,031	14,908	—	—	102,699
Total Other Assets	865,415	47,031	14,908	—	(747,110)	180,244
Total Assets	$1,149,743	$1,803,112	$452,692	$102,290	$(747,110)	$2,760,727
Liabilities and Equity:
Current Liabilities:
Accounts Payable	$(721)	$102,995	$24,834	$—	$3,822	$130,930
Accounts Payable (Recoverable)-Related Parties	(2,291)	36,220	3,831	87,593	(125,353)	—
Current Portion of Long-Term Debt	8,157	11,139	3,503	—	112,013	134,812
Other Accrued Liabilities	92,534	105,806	31,916	—	(3,822)	226,434
Total Current Liabilities	97,679	256,160	64,084	87,593	(13,340)	492,176
Long-Term Debt	577,957	151,202	146,196	—	(141,129)	734,226
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	441,246	—	—	—	441,246
Pneumoconiosis Benefits	—	160,741	4,260	—	—	165,001
Asset Retirement Obligations	—	226,209	9,775	—	—	235,984
Workers’ Compensation	—	56,623	3,119	—	—	59,742
Salary Retirement	64,172	—	—	—	—	64,172
Other	—	16,051	518	—	—	16,569
Total Deferred Credits and Other Liabilities	64,172	900,870	17,672	—	—	982,714
Total CONSOL Energy Inc. Stockholders’ Equity	409,935	494,880	224,740	14,697	(734,317)	409,935
Noncontrolling Interest	—	—	—	—	141,676	141,676
Total Liabilities and Equity	$1,149,743	$1,803,112	$452,692	$102,290	$(747,110)	$2,760,727

Condensed Statement of Cash Flows for the Year Ended December 31, 2018:

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Net Cash Provided by Operating Activities	$231,522	$56,624	$125,379	$—	$—	$413,525
Cash Flows from Investing Activities:
Capital Expenditures	$—	$(114,606)	$(31,143)	$—	$—	$(145,749)
(Investments in), net of Distributions from, Subsidiaries	(2,908)	38,032	—	—	(35,124)	—
Proceeds From Sales of Assets	—	1,933	170	—	—	2,103
Other Investing Activity	(10,000)	—	—	—	—	(10,000)
Net Cash Used in Investing Activities	$(12,908)	$(74,641)	$(30,973)	$—	$(35,124)	$(153,646)
Cash Flows from Financing Activities:
Payments on Capitalized Leases/Miscellaneous Borrowings	(2,905)	(9,527)	(3,052)	—	—	(15,484)
Affiliated Credit Facility	33,583	—	(33,583)	—		—
Payments on Term Loan A	(26,250)	—	—	—		(26,250)
Payments on Term Loan B	(4,000)	—	—	—		(4,000)
Payments on Second Lien Notes	(25,724)	—	—	—		(25,724)
Distributions to Noncontrolling Interest	—	—	(57,389)	—	35,124	(22,265)
Shares/Units Withheld for Taxes	—	(2,512)	(912)	—	—	(3,424)
Repurchases of Common Stock	(25,839)	—	—	—	—	(25,839)
Purchases of CCR Units	(3,079)	—	—	—	—	(3,079)
Spin Distribution to CNX Resources	(18,234)	—	—	—		(18,234)
Premium Paid on the Extinguishment of Debt	(2,458)	—	—	—	—	(2,458)
Debt Issuance and Financing Fees	(2,166)	—	—	—	—	(2,166)
Net Cash (Used in) Provided by Financing Activities	$(77,072)	$(12,039)	$(94,936)	$—	$35,124	$(148,923)
Condensed Statement of Comprehensive Income for the Year Ended December 31, 2018:

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non- Guarantor	Elimination	Consolidated
Net Income (Loss)	$152,976	$175,322	$66,566	$(2,481)	$(213,598)	$178,785
Other Comprehensive Income (Loss):
Net Actuarial Loss (Gain)	66,341	—	(1,477)	—	1,477	66,341
Other Comprehensive Income (Loss)	66,341	—	(1,477)	—	1,477	66,341
Comprehensive Income (Loss)	219,317	175,322	65,089	(2,481)	(212,121)	245,126
Less: Comprehensive Income Attributable to Noncontrolling Interest	—	—	—	—	25,803	25,803
Comprehensive Income (Loss) Attributable to CONSOL Energy Inc. Shareholders	$219,317	$175,322	$65,089	$(2,481)	$(237,924)	$219,323

Income Statement for the Year Ended December 31, 2017:

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Revenues and Other Income:
Coal Revenue	$—	$890,741	$296,913	$—	$—	$1,187,654
Terminal Revenue	—	60,066	—	—	—	60,066
Freight Revenue	—	55,269	18,423	—	—	73,692
Miscellaneous Other Income	238,818	67,230	6,049	—	(238,818)	73,279
Gain on Sale of Assets	—	15,813	1,399	—	—	17,212
Total Revenue and Other Income	238,818	1,089,119	322,784	—	(238,818)	1,411,903
Costs and Expenses:
Operating and Other Costs	—	691,451	194,986	272	—	886,709
Depreciation, Depletion and Amortization	—	130,565	41,437	—	—	172,002
Freight Expense	—	55,269	18,423	—	—	73,692
Selling, General and Administrative Costs	—	67,908	15,697	—	—	83,605
Loss on Debt Extinguishment	—	—	2,468	—	(2,468)	—
Interest Expense, net	10,064	355,059	9,309	1,723	(350,057)	26,098
Total Costs And Expenses	10,064	1,300,252	282,320	1,995	(352,525)	1,242,106
Earnings (Loss) Before Income Tax	228,754	(211,133)	40,464	(1,995)	113,707	169,797
Income Tax Expense (Benefit)	161,125	(73,897)	—	—	—	87,228
Net Income (Loss)	67,629	(137,236)	40,464	(1,995)	113,707	82,569
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	14,940	14,940
Net Income (Loss) Attributable to CONSOL Energy Shareholders	$67,629	$(137,236)	$40,464	$(1,995)	$98,767	$67,629

Balance Sheet at December 31, 2017:

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$152,235	$105	$1,533	$106	$—	$153,979
Accounts and Notes Receivable:
Trade	—	—	—	131,545	—	131,545
Other Receivables	17,702	16,880	1,970	—	—	36,552
Inventories	—	41,117	12,303	—	—	53,420
Prepaid Expenses	5,745	13,568	4,428	3	—	23,744
Total Current Assets	175,682	71,670	20,234	131,654	—	399,240
Property, Plant and Equipment:
Property, Plant and Equipment	—	3,765,885	910,468	—	—	4,676,353
Less-Accumulated Depreciation, Depletion and Amortization	—	2,070,646	483,410	—	—	2,554,056
Total Property, Plant and Equipment-Net	—	1,695,239	427,058	—	—	2,122,297
Other Assets:
Deferred Income Taxes	75,065	—	—	—	—	75,065
Affiliated Credit Facility	165,110	—	—	—	(165,110)	—
Investment in Affiliates	645,157	—	—	—	(645,157)	—
Other	44,177	50,846	15,474	—	—	110,497
Total Other Assets	929,509	50,846	15,474	—	(810,267)	185,562
Total Assets	$1,105,191	$1,817,755	$462,766	$131,654	$(810,267)	$2,707,099
Liabilities and Equity:
Current Liabilities:
Accounts Payable	$20,014	$66,271	$22,789	$8	$18	$109,100
Accounts Payable (Recoverable)-Related Parties	(2,291)	36,221	—	129,139	(163,069)	—
Current Portion of Long-Term Debt	—	22,405	77	—	—	22,482
Other Accrued Liabilities	101,994	149,425	44,102	(20)	(4,874)	290,627
Total Current Liabilities	119,717	274,322	66,968	129,127	(167,925)	422,209
Long-Term Debt	728,254	135,390	165,183	1,572	(165,110)	865,289
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	554,099	—	—	—	554,099
Pneumoconiosis Benefits	—	146,035	3,833	—	—	149,868
Asset Retirement Obligations	—	218,728	9,615	—	—	228,343
Workers’ Compensation	—	63,244	3,404	—	—	66,648
Salary Retirement	52,960	—	—	—	—	52,960
Other	—	23,435	607	—	—	24,042
Total Deferred Credits and Other Liabilities	52,960	1,005,541	17,459	—	—	1,075,960
Total CONSOL Energy Inc. Stockholders’ Equity	204,260	402,502	213,156	955	(616,613)	204,260
Noncontrolling Interest	—	—	—	—	139,381	139,381
Total Liabilities and Equity	$1,105,191	$1,817,755	$462,766	$131,654	$(810,267)	$2,707,099

Condensed Statement of Cash Flows for the Year Ended December 31, 2017:

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(17,032)	$192,423	$72,644	$75	$—	$248,110
Cash Flows from Investing Activities:
Capital Expenditures	$—	$(61,917)	$(19,496)	$—	$—	$(81,413)
Proceeds From Sales of Assets	—	23,082	1,500	—	—	24,582
Net Cash Used in Investing Activities	$—	$(38,835)	$(17,996)	$—	$—	$(56,831)
Cash Flows from Financing Activities:
Payments on Capitalized Leases/Miscellaneous Borrowings	(3,503)	(305)	(96)	—	—	(3,904)
Affiliated Credit Facility	—	—	196,583	—	(196,583)	—
Proceeds from Term Loan A	100,000	—	—	—	—	100,000
Proceeds from Term Loan B	392,147	—	—	—	—	392,147
Proceeds from Second Lien Notes	300,000	—	—	—	—	300,000
Net Payments on Revolver - MLP	—	—	(201,000)	—	—	(201,000)
Distributions to Noncontrolling Interest	—	—	(56,400)	—	34,508	(21,892)
Units/Shares Withheld for Taxes	—	(171)	(1,985)	—	—	(2,156)
Spin Distribution to CNX Resources	(425,000)	—	—	—	—	(425,000)
Intercompany (Distributions) Contributions	(5,573)	(156,502)	—	—	162,075	—
Other Parent Net Distributions	(156,502)	—	—	—	—	(156,502)
Debt Issuance and Financing Fees	(32,304)	—	—	—	—	(32,304)
Net Cash Provided by (Used in) Financing Activities	$169,265	$(156,978)	$(62,898)	$—	$—	$(50,611)

Condensed Statement of Comprehensive Income for the Year Ended December 31, 2017:

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non- Guarantor	Elimination	Consolidated
Net Income (Loss)	$67,629	$(137,236)	$40,464	$(1,995)	$113,707	$82,569
Other Comprehensive Income (Loss):
Net Actuarial Loss (Gain)	94,919	—	1,366	—	(1,366)	94,919
Other Comprehensive Income (Loss)	94,919	—	1,366	—	(1,366)	94,919
Comprehensive Income (Loss)	162,548	(137,236)	41,830	(1,995)	112,341	177,488
Less: Comprehensive Income Attributable to Noncontrolling Interest	—	—	—	—	14,896	14,896
Comprehensive Income (Loss) Attributable to CONSOL Energy Inc. Shareholders	$162,548	$(137,236)	$41,830	$(1,995)	$97,445	$162,592

Income Statement for the Year Ended December 31, 2016:

	Parent Issuer	Guarantor	CCR Non-Guarantors	Non-Guarantor	Elimination	Consolidated
Revenues and Other Income:
Coal Revenue	$—	$799,187	$266,395	$—	$—	$1,065,582
Terminal Revenue	—	31,464	—	—	—	31,464
Freight Revenue	—	34,865	11,603	—	—	46,468
Miscellaneous Other Income	50,425	78,992	3,128	—	(50,425)	82,120
Gain (Loss) on Sale of Assets	—	5,237	(9)	—	—	5,228
Total Revenue and Other Income	50,425	949,745	281,117	—	(50,425)	1,230,862
Costs and Expenses:
Operating and Other Costs	—	694,073	183,001	103	—	877,177
Depreciation, Depletion and Amortization	—	136,128	41,994	—	—	178,122
Freight Expense	—	34,865	11,603	—	—	46,468
Selling, General and Administrative Costs	—	40,078	9,949	—	—	50,027
Interest Expense, net	190	5,144	8,719	—	—	14,053
Total Costs And Expenses	190	910,288	255,266	103	—	1,165,847
Earnings (Loss) Before Income Tax	50,235	39,457	25,851	(103)	(50,425)	65,015
Income Tax Expense	8,739	5,826		—	—	14,565
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	8,954	8,954
Net Income (Loss) Attributable to CONSOL Energy Shareholders	$41,496	$33,631	$25,851	$(103)	$(59,379)	$41,496

Condensed Statement of Cash Flows for the Year Ended December 31, 2016:

	Parent Issuer	Guarantor	CCR Non-Guarantors	Non-Guarantor	Elimination	Consolidated
Net Cash Provided by Operating Activities	$253	$255,756	$73,098	$—	$—	$329,107
Cash Flows from Investing Activities:
Capital Expenditures	$—	$(40,896)	$(12,704)	$—	$—	$(53,600)
Proceeds From Sales of Assets	—	7,819	23	—	—	7,842
Net Cash Used in Investing Activities	$—	$(33,077)	$(12,681)	$—	$—	$(45,758)
Cash Flows from Financing Activities:
Proceeds from (Payments on) Capitalized Leases/Miscellaneous Borrowings	231	279	(79)	—	—	431
Net Proceeds from Revolver - MLP	—	—	16,000	—	—	16,000
Distributions to Noncontrolling Interest	—	(21,657)	(42,634)	—	42,634	(21,657)
Intercompany Contributions (Distributions)	270,969	(270,969)	—	—	—	—
Other Parent Net Distributions	(270,969)	—	—	—	—	(270,969)
Debt Issuance and Financing Fees	(482)	—	—	—	—	(482)
Net Cash (Used in) Provided by Financing Activities	$(251)	$(292,347)	$(26,713)	$—	$42,634	$(276,677)

Condensed Statement of Comprehensive Income for the Year Ended December 31, 2016:

	Parent Issuer	Guarantor	CCR Non-Guarantors	Non- Guarantor	Elimination	Consolidated
Net Income (Loss)	$41,496	$33,631	$25,851	$(103)	$(50,425)	$50,450
Other Comprehensive Income (Loss):
Net Actuarial (Gain) Loss	(31,409)	—	818	—	(818)	(31,409)
Other Comprehensive (Loss) Income	(31,409)	—	818	—	(818)	(31,409)
Comprehensive Income (Loss)	10,087	33,631	26,669	(103)	(51,243)	19,041
Less: Comprehensive Income Attributable to Noncontrolling Interest	—	—	—	—	9,216	9,216
Comprehensive Income (Loss) Attributable to CONSOL Energy Inc. Shareholders	$10,087	$33,631	$26,669	$(103)	$(60,459)	$9,825

NOTE 24—RELATED PARTY TRANSACTIONS
Transactions with the Company's Former Parent (2017)

Separation

On November 28, 2017, in connection with the separation and distribution, the Company and/or certain of its subsidiaries entered into several agreements with its former parent and/or the Partnership and/or certain of its subsidiaries that govern the relationship of the various parties following the separation, including the following:

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

Refer to Note 2 - Separation from the Company's Former Parent for further information on the separation. Also refer to Note 17 - Stock-Based Compensation for information regarding the conversion of share-based awards from the Company's former parent to the Company as of the date of the separation and distribution.

Cash Management and Treasury

For periods prior to the separation and distribution, the Company participated in its former parent's centralized treasury and cash management processes. Transactions occurring in periods prior to the separation and distribution were considered to be effectively settled for cash at the time the transactions were recorded. These transactions and net cash transfers to and from the Company's former parent's centralized cash management system are reflected as a component of the Company's former parent's net investment on the Consolidated Balance Sheets and as a financing activity within the accompanying Consolidated Statements of Cash Flows. In the Consolidated Statements of Stockholders' Equity, the Company's former parent's net investment on the Consolidated Balance Sheets represents the cumulative net investment by the Company's former parent in the Company, including net income through the completion of the separation and distribution and net cash transfers to and from the Company's former parent.

All significant transactions between the Company and its former parent have been included in the consolidated financial statements.

Transition Services Agreements

The Company also entered into the TSA and certain other agreements in connection with the SDA with its former parent to cover certain continued corporate services provided by the Company and its former parent to each other following the completion of the separation and distribution. In connection with the separation and distribution, the Company began to set up its own corporate functions, and pursuant to the TSA, its former parent provided various corporate support services, including certain accounting, human resources, information technology, office and building, risk, security, tax and treasury, building security and tax services, as well as certain regulatory compliance services required during the period in which the Company remained a majority-owned subsidiary of its former parent. Additional services may be identified from time to time and also be provided under the TSA. For the years ended December 31, 2018 and 2017, the charges associated with these services were $2,632 and $216, respectively.

Receivables and Payables to the Company's Former Parent

At December 31, 2018 and 2017, the Company had a payable to its former parent of $235 and $12,540, respectively, recorded in other current liabilities on the Consolidated Balance Sheets. The Company also had a receivable from its former parent of $11,788 and $15,415, of which $5,500 and $4,500 was recorded in current assets and $6,288 and $10,915 was included in other assets on the Consolidated Balance Sheets at December 31, 2018 and 2017, respectively. These items relate to the reimbursement of the one-time transaction costs as well as other reimbursements per the terms of the SDA.

The one-time transaction costs related to the separation and distribution were approximately $40,545 for the year ended December 31, 2017. During the year ended December 31, 2018, the Company paid its former parent $18,234 related to the final settlement of shared, spin-related fees. Per the SDA, these costs are split equally by the two companies. These costs consist of consulting and professional fees associated with preparing for and executing the separation and distribution, as well as various other items.

Corporate Allocations

Prior to the completion of the separation and distribution, the Company utilized centralized functions of its former parent to support its operations, and in return, its former parent allocated certain of its expenses to the Company. Such expenses represent costs related, but not limited, to treasury, legal, accounting, insurance, information technology, payroll administration, human resources, incentive plans and other services. These costs, together with an allocation of the Company's former parent's overhead costs, are included within the Selling, General and Administrative Costs caption on the Consolidated Statements of Income. Where it was possible to specifically attribute such expenses to activities of the Company, amounts have been charged or credited directly to the Company without allocation or apportionment. Allocation of all other such expenses was based on a reasonable reflection of the utilization of service provided or benefits received by the Company during the periods presented on a consistent basis, such as a percentage of total revenue and a percentage of total projected capital expenditures. The Company's management supports the methods used in allocating expenses and believes these methods to be reasonable estimates.

CONSOL Coal Resources LP

In 2015, CCR entered into a $400,000 senior secured revolving credit facility with certain lenders and PNC Bank, National Association (“PNC”), as administrative agent (the “Original CCR Credit Facility”). Obligations under the revolving credit facility were guaranteed by CCR's subsidiaries (the “Guarantor Subsidiaries”) and were secured by substantially all of CCR's and CCR's subsidiaries' assets pursuant to a security agreement and various mortgages. CCR made an initial draw of $200,000, and after origination fees of $3,000, the net proceeds were $197,000, which CCR distributed to the Company's former parent.

In September 2016, CCR and its wholly owned subsidiary, CONSOL Thermal, entered into a Contribution Agreement with the Company's former parent, CONSOL Pennsylvania Coal Company LLC and Conrhein Coal Company under which CONSOL Thermal acquired an additional 5% undivided interest in and to the Pennsylvania Mining Complex, in exchange for (i) cash consideration in the amount of $21,500 and (ii) CCR's issuance of 3,956,496 Class A Preferred Units representing limited partnership interests in CCR at an issue price of $17.01 per Class A Preferred Unit (the “Class A Preferred Unit Issue Price”), or an aggregate $67,300 in equity consideration (the “PAMC acquisition”). The Class A Preferred Unit Issue Price was calculated as the volume-weighted average trading price of CCR's common units (the “Common Units”) over the trailing 15-day trading period ending on September 29, 2016 (or $14.79 per unit), plus a 15% premium.

In October 2017, the Company's former parent elected to have the 3,956,496 Class A Preferred Units, representing its limited partnership interest in CCR, converted into an equal number of Common Units under the terms of the Second Amended and Restated Agreement of Limited Partnership of CCR.

In connection with the PAMC acquisition, in September 2016, CCR's general partner and CCR entered into the First Amended and Restated Omnibus Agreement (the “Amended Omnibus Agreement”) with the Company's former parent and certain of its subsidiaries. Under the Amended Omnibus Agreement, the Company's former parent indemnified CCR for certain liabilities. The Amended Omnibus Agreement also amended CCR's obligations to the Company's former parent with respect to the payment of an annual administrative support fee and reimbursement for the provisions of certain management and operating services provided, in each case to reflect structural changes in how those services are provided to CCR by the Company's former parent. The Company assumed this agreement as part of the separation and distribution.

On November 28, 2017, the Company entered into an Affiliated Company Credit Agreement with the Partnership and certain of its subsidiaries (the Partnership Credit Parties) under which the Company provides as lender a revolving credit facility in an aggregate principal amount of up to $275 million to the Partnership Credit Parties. In connection with the completion of the separation, the Partnership drew an initial $201 million, the net proceeds of which were used to repay outstanding amounts under the Original CCR Credit Facility and to provide working capital for the Partnership following the separation and for other general corporate purposes. The Original CCR Credit Facility was then terminated.

The Affiliated Company Credit Agreement matures on February 27, 2023. Interest accrues at a rate ranging from 3.75% to 4.75%, subject to the Partnership's net leverage ratio. For the years ended December 31, 2018 and 2017, $7,709 and $746 of interest expense is included in the Consolidated Statements of Income, respectively. The collateral obligations under the Affiliated Company Credit Agreement generally mirror the Original CCR Credit Facility, as does the list of entities that will act as guarantors thereunder. The Affiliated Company Credit Agreement is subject to financial covenants relating to a maximum first lien gross leverage ratio and a maximum total net leverage ratio, which will be calculated on a consolidated basis for the Partnership and its restricted subsidiaries at the end of each fiscal quarter. The Partnership was in compliance with each of these financial covenants at December 31, 2018 and 2017. The Affiliated Company Credit Agreement also contains a number of customary affirmative covenants and negative covenants, including limitations on the ability of the Partnership to incur additional indebtedness, grant liens, and make investments, acquisitions, dispositions, restricted payments, and prepayments of junior indebtedness (subject to certain limited exceptions).

CCR is a party to a number of other agreements with CONSOL Energy, or its subsidiaries, that are described in detail in the section titled “Agreements with Affiliates” in Item 13 of CCR's Form 10-K filed on February 8, 2019.

Charges for services from the Company to CCR include the following:

	For the Years Ended December 31,
	2018	2017	2016
Operating and Other Costs	$2,918	$3,503	$4,251
Selling, General and Administrative Costs	8,300	3,109	3,826
Total Services from CONSOL Energy	$11,218	$6,612	$8,077

Operating and Other Costs include service costs for pension and insurance expenses. Selling, General and Administrative Costs include charges for incentive compensation, an annual administrative support fee and reimbursement for the provision of certain management and operating services provided by the Company's former parent prior to the separation and by CONSOL Energy following the separation. As of November 28, 2017, certain administrative services historically incurred by the Partnership are now incurred by CONSOL Energy and the Partnership's portion is reimbursed to CONSOL Energy.

At December 31, 2018 and 2017, CCR had a net payable to the Company in the amount of $3,831 and $3,071, respectively. This payable includes reimbursements for business expenses, executive fees, stock-based compensation and other items under the Omnibus Agreement.

In July 2018, CONSOL Energy Inc.'s Board of Directors approved an expansion of the stock and debt repurchase program (See Note 5 - Stock, Unit and Debt Repurchase). The program expansion allows the Company to use up to $25 million of the program to purchase CONSOL Coal Resources LP's outstanding common units in the open market. During the year ended December 31, 2018, 167,958 of the Partnership's common units were repurchased at an average price of $18.33 per unit.

Supplemental Coal Data (unaudited)

	Millions of Tons
	For the Year Ended December 31,
	2018	2017	2016	2015	2014
Consolidated recoverable coal reserves at beginning of period	2,298	2,361	3,047	3,238	3,032
Purchased reserves	—	—	—	24	—
Reserves sold in place	—	(16)	(601)	(43)	(233)
Production	(28)	(26)	(26)	(29)	(32)
Revisions and other changes	(9)	(21)	(59)	(143)	471
Consolidated recoverable coal reserves at end of period* (1)	2,261	2,298	2,361	3,047	3,238
______________
* Recoverable coal reserves are the equivalent of “demonstrated reserves” under the coal resource classification system of the U.S. Geological Survey. Generally, these reserves would be commercially mineable at year-end prices and cost levels, using current technology and mining practices.
(1) 143.3 million tons of the Northern Appalachia product are controlled by CCC, a former subsidiary of the Company's former parent that was sold in December 2013. As of this filing, these tons are still controlled by CCC but are shown in CONSOL Energy's reserves due to a binding agreement that these tons will be released to CONSOL Energy upon the assignment of the underlying lease to CONSOL Energy.
CONSOL Energy's coal reserves are located in several major coal-producing regions in North America. Our estimate of recoverable coal reserves has been determined by CONSOL Energy. At December 31, 2018, 188 million tons were assigned to mines either in production or temporarily idled. The recoverable coal reserves at December 31, 2018 include 2,174 million tons of thermal coal reserves, of which approximately 2 percent has a sulfur content equivalent to less than 1.2 pounds sulfur dioxide per million British thermal unit (Btu), 9 percent has a sulfur content equivalent to between 1.2 and 2.5 pounds sulfur dioxide per million Btu, and 89 percent has a sulfur content equivalent to greater than 2.5 pounds sulfur dioxide per million Btu. The reserves also include 87 million tons of metallurgical coal in consolidated reserves, of which approximately 24 percent has a sulfur content equivalent to less than 1.2 pounds sulfur dioxide per million Btu and 76 percent has a sulfur content equivalent to between 1.2 and 2.5 pounds sulfur dioxide per million Btu.

Supplemental Quarterly Information (unaudited):
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
Revenue and Other Income:
Coal Revenue	$351,009	$370,697	$294,797	$347,789
Terminal Revenue	15,221	16,659	16,115	16,931
Freight Revenue	17,887	17,444	2,443	5,798
Miscellaneous Other Income	25,887	10,369	10,978	11,426
Gain (Loss) on Sale of Assets	254	104	(85)	292
Total Revenue and Other Income	410,258	415,273	324,248	382,236
Costs and Expenses:
Operating and Other Costs	229,802	248,195	222,781	245,672
Depreciation, Depletion and Amortization	49,471	54,961	51,242	45,590
Freight Expense	17,887	17,444	2,443	5,798
Selling, General and Administrative Costs	13,484	15,705	18,526	17,631
Loss on Debt Extinguishment	1,426	1,723	—	773
Interest Expense, net	21,045	21,504	20,862	20,437
Total Costs and Expenses	333,115	359,532	315,854	335,901
Earnings Before Income Tax	77,143	55,741	8,394	46,335
Income Tax Expense (Benefit)	6,185	3,032	(690)	301
Net Income	70,958	52,709	9,084	46,034
Less: Net Income Attributable to Noncontrolling Interest	8,550	7,547	3,350	6,362
Net Income Attributable to CONSOL Energy Inc. Shareholders	$62,408	$45,162	$5,734	$39,672
Earnings Per Share:
Basic	$2.23	$1.61	$0.20	$1.43
Dilutive	$2.20	$1.58	$0.20	$1.41

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Revenue and Other Income:
Coal Revenue	$316,448	$303,707	$279,245	$288,254
Terminal Revenue	12,886	14,855	15,065	17,260
Freight Revenue	12,282	17,762	21,803	21,845
Miscellaneous Other Income	22,650	10,145	19,713	20,771
Gain (Loss) on Sale of Assets	7,955	5,582	(513)	4,188
Total Revenue and Other Income	372,221	352,051	335,313	352,318
Costs and Expenses:
Operating and Other Costs	229,994	222,882	229,527	204,306
Depreciation, Depletion and Amortization	52,993	25,268	46,653	47,088
Freight Expense	12,282	17,762	21,803	21,845
Selling, General and Administrative Costs	17,079	20,338	21,180	25,008
Interest Expense, net	4,022	3,944	3,862	14,270
Total Costs and Expenses	316,370	290,194	323,025	312,517
Earnings Before Income Tax	55,851	61,857	12,288	39,801
Income Tax Expense	9,406	9,611	3,770	64,441
Net Income (Loss)	46,445	52,246	8,518	(24,640)
Less: Net Income Attributable to Noncontrolling Interest	5,464	4,313	790	4,373
Net Income (Loss) Attributable to CONSOL Energy Inc. Shareholders	$40,981	$47,933	$7,728	$(29,013)
Earnings (Loss) Per Share: (a)
Basic	$1.47	$1.71	$0.28	$(1.04)
Dilutive	$—	$—	$—	$(1.04)

(a) Earnings (loss) per share shown above was calculated based on the 27,967,509 shares of CONSOL Energy common stock distributed in conjunction with the completion of the separation and distribution, and is considered pro forma in nature. Prior to November 28, 2017, CONSOL Energy did not have any issued or outstanding common stock.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure controls and procedures. CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, CONSOL Energy’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2018 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy’s management, including CONSOL Energy’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of CONSOL Energy's internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that CONSOL Energy maintained effective internal control over financial reporting as of December 31, 2018.

Ernst & Young, LLP, our independent registered public accounting firm that has audited the financial statements contained in this annual report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting, which is on page 79 of this annual report on Form 10-K.

Changes in internal controls over financial reporting. There was no change in the Company's internal controls over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

The Company is implementing an enterprise resource planning (“ERP”) system, which is expected to improve the efficiency of certain financial and related transactional processes. During the first quarter of fiscal year 2019, the Company completed the implementation of certain processes, and revised and updated the related controls. These changes did not materially affect the Company's internal control over financial reporting. As the Company implements the remaining functionality under this ERP system over the next year, it will continue to assess the impact on its internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

ITEM 9B.	OTHER INFORMATION

Retirement of Director. On February 5, 2019, Alvin R. Carpenter delivered his notice of retirement as a director of the Company to the Board of Directors to be effective March 1, 2019. Mr. Carpenter had served on the Board of the Company and its former parent for the last six years and demonstrated invaluable leadership in guiding the Company through the separation transaction in 2017. In connection with his retirement, the Board of Directors approved the accelerated vesting of Mr. Carpenter’s outstanding restricted stock units.

Election of New Director. On February 5, 2019, upon recommendation of its Nominating and Corporate Governance Committee, the Company’s Board of Directors elected Sophie Bergeron as a Class I director of the Company to be effective on March 1, 2019, with such election filling the vacancy on the Board of Directors created by Mr. Carpenter’s retirement. Effective March 1, 2019, Ms. Bergeron was also appointed as Chair of the Board’s Health, Safety and Environmental Committee and as a member of the Nominating and Corporate Governance Committee.

Over her 18-year career in the mining sector, Ms. Bergeron has held various mining engineering and operational positions. She currently serves as the Mine General Manager for Goldcorp Inc.’s Éléonore Mine. Ms. Bergeron joined Goldcorp as Senior Mining Engineer in 2010 and has worked across the company’s project portfolio and mining operations in the Americas, including in the role of Director, Health and Safety. During her time at Xstrata, Ms. Bergeron rose to the position of Continuous Improvement Superintendent, completed her Six Sigma certification and earned a certificate in business optimization from Melbourne University in Australia. Ms. Bergeron is an active member of the Québec Mining Association and sits on its board of directors. She holds a bachelor’s degree in Mining Engineering from the École Polytechnique de Montréal. Through Ms. Bergeron’s education and experience, she has gained expertise in the mining sector, which the Company believes will provide significant value and insight to the Board particularly with respect to operating and strategic issues.

As a new independent director of the Company, Ms. Bergeron will be eligible to receive the standard compensation for non-employee directors in the form of an annual cash retainer ($120,000 for the full year) and an annual equity award delivered in restricted stock units (valued at $150,000 for the full year on the date of grant). She will also be eligible to receive an additional cash retainer for assuming the position of Chair of the Health, Safety and Environmental Committee ($10,000 for the full year). On February 5, 2019, the Board of Directors approved a prorated equity award valued at $28,125 as of the close of business on
March 1, 2019, the date of grant, and also approved a prorated cash retainer in the aggregate amount of $24,375 (which includes her committee Chair retainer). The annual equity award is subject to the same terms and conditions applicable to the non-employee director awards authorized by the Board of Directors in May 2018 (which include a one-year vesting provision) except that the value of Ms. Bergeron’s award is prorated. Ms. Bergeron will also be eligible to participate in the Company’s Non-Employee Director Deferred Compensation Plan, pursuant to which she may elect to defer all or a portion of her annual cash and/or equity compensation.

Letter Agreement with McCaffrey. In recognition of James J. McCaffrey’s long service with the Company (and its former parent), and his commitment to continue his employment through March 31, 2020, the Company entered into a letter agreement with Mr. McCaffrey on February 7, 2019 in which the Company agreed to change the terms and conditions of any outstanding unvested equity awards held by Mr. McCaffrey to provide for continued vesting beyond his retirement date (March 31, 2020) as if he had continued employment with the Company. The letter agreement provides that if Mr. McCaffrey terminates his employment prior to March 31, 2020, the original terms and conditions applicable to such awards will continue in place. The letter agreement also provides that with respect to any performance-based equity awards, the vesting of such awards will continue to be subject to the satisfactory achievement of the performance metrics attached to such awards as reviewed and approved by the Company’s Compensation Committee at the end of the performance period.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference from the information under the captions “Proposal No. 1 - Election of Class II Directors,” “Executive Officers,” “Beneficial Ownership of Securities - Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors and Compensation Information - Board of Directors and its Committees” in the Proxy Statement.
CONSOL Energy has a written Code of Business Conduct and Ethics that applies to CONSOL Energy's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer), Chief Accounting Officer (Principal Accounting Officer) and others. The Code of Business Conduct and Ethics is available on CONSOL Energy's website at www.consolenergy.com. Any amendments to, or waivers from, a provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer and that relates to any element of the code of ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on our website at www.consolenergy.com.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the information under the captions “Board of Directors and Compensation Information - Director Compensation Table - 2019,” “Board of Directors and Compensation Information - Understanding Our Director Compensation Table” and “Executive Compensation Information” in the Proxy Statement.

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
The information requested by this Item is incorporated by reference from the information under the captions “Related Person Transaction Policy and Procedures and Related Person Transactions” and “Board of Directors and Compensation Information - Board of Directors and its Committees - Determination of Director Independence” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference from the information under the caption “Audit Committee and Audit Fees - Independent Registered Public Accounting Firm” in the Proxy Statement.

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
The following documents are filed as part of this report:
(1) Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Balance Sheets at December 31, 2018 and 2017
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016
Notes to the Audited Consolidated Financial Statements

(2) Schedules:

None

(3) Index to Exhibits

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
Filed as Exhibit 10.8 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.9	Affiliated Company Credit Agreement, dated as of November 28, 2017, by and among CONSOL Coal Resources LP, certain of its affiliates party thereto, CONSOL Energy Inc. and PNC Bank, N.A.	Filed as Exhibit 10.9 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.10	CONSOL Energy Inc. Omnibus Performance Incentive Plan*	Filed as Exhibit 4.3 to Form S-8 (File No. 333-221727) filed on November 22, 2017
10.11	Purchase and Sale Agreement, dated as of November 30, 2017, by and among CONSOL Marine Terminals LLC, CONSOL Pennsylvania Coal Company LLC and CONSOL Funding LLC	Filed as Exhibit 10.11 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.12	Sub-Originator Sale Agreement, dated as of November 30, 2017, by and between CONSOL Thermal Holdings LLC and CONSOL Pennsylvania Coal Company LLC	Filed as Exhibit 10.12 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.13
Receivables Financing Agreement, dated as of November 30, 2017, by and among CONSOL Funding LLC, CONSOL Pennsylvania Coal Company LLC, PNC Bank, N.A., PNC Capital Markets, LLC and certain lenders from time to time party thereto
Filed as Exhibit 10.13 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.14	Second Amendment and Restatement of Master Cooperation and Safety Agreement by and among CONSOL Energy Inc., CNX Gas Company LLC, CNX Resources Holdings LLC and certain other parties thereto	Filed as Exhibit 10.5 to Form 10-12B/A (File No. 001-38147) filed on October 27, 2017
10.15	CONSOL Energy Inc. Deferred Compensation Plan for Non-Employee Directors*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on November 1, 2018
10.16
Omnibus Amendment, dated as of August 30, 2018, by and among CONSOL Funding LLC, CONSOL Pennsylvania Coal Company LLC, CONSOL Thermal Holdings LLC, CONSOL Energy Inc., CONSOL Marine Terminals LLC and PNC Bank, N.A.
Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on September 6, 2018
10.17	Employment Agreement of James A. Brock*	Filed as Exhibit 10.1 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.18	Change in Control Severance Agreement for David M. Khani*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on May 3, 2018

10.19	Change in Control Severance Agreement for James J. McCaffrey*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.20	Change in Control Severance Agreement for Martha A. Wiegand*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.21	Change in Control Severance Agreement for Kurt Salvatori*	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.22	Change in Control Severance Agreement for John Rothka*	Filed as Exhibit 10.6 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.23	Form Notice of Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.7 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.24	Form Notice of Performance-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.8 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.25	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Spin Recognition (Non-Employee Director)*	Filed as Exhibit 10.9 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.26	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Spin Recognition*	Filed as Exhibit 10.10 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
21	Subsidiaries of CONSOL Energy Inc.	Filed herewith
23.1	Consent of Ernst & Young LLP	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
95	Mine Safety and Health Administration Safety Data	Filed herewith
101	Interactive Data File (Form 10-K for the year ended December 31, 2017 furnished in XBRL)	Filed herewith

*Indicates management contract or compensatory plan or arrangement.
Supplemental Information
No annual report or proxy material has been sent to shareholders of CONSOL Energy at the time of filing of this Form 10-K. An annual report will be sent to shareholders and to the commission subsequent to the filing of this Form 10-K.
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 8th day of February, 2019.

CONSOL ENERGY INC.

By:	/s/ JAMES A. BROCK
James A. Brock
Director, Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ DAVID M. KHANI
David M. Khani
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 8th day of February, 2019, by the following persons on behalf of the registrant in the capacities indicated:

Signature	Title

/s/ JAMES A. BROCK	Director, Chief Executive Officer and President
James A. Brock	(Principal Executive Officer)

/s/ DAVID M. KHANI	Chief Financial Officer
David M. Khani	(Principal Financial Officer)

/s/ JOHN M. ROTHKA	Chief Accounting Officer
John M. Rothka	(Principal Accounting Officer)

/s/ WILLIAM P. POWELL	Director and Chairman of the Board
William P. Powell

/s/ ALVIN R. CARPENTER	Director
Alvin R. Carpenter

/s/ JOHN T. MILLS	Director
John T. Mills

/s/ JOSEPH P. PLATT	Director
Joseph P. Platt

/s/ EDWIN S. ROBERSON	Director
Edwin S. Roberson