Form 10-Q
period 2019-03-31
CONSOL Energy Inc.
filed 2019-05-08
CIK 1710366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	CEIX	New York Stock Exchange

CONSOL Energy Inc. had 27,610,942 shares of common stock, $0.01 par value, outstanding at April 25, 2019.

IMPORTANT DEFINITIONS REFERENCED IN THIS QUARTERLY REPORT
Unless the context otherwise requires:

•	“CONSOL Energy,” “we,” “our,” “us,” “our Company” and “the Company” refer to CONSOL Energy Inc. and its subsidiaries;

•	“Btu” means one British Thermal unit;

•
“Coal Business” refers to all of our interest in the Pennsylvania Mining Complex (PAMC) and certain related coal assets, including our former parent’s ownership interest in the Partnership, which owns a 25% undivided interest in PAMC, the CONSOL Marine Terminal and undeveloped coal reserves (Greenfield Reserves) located in the Northern Appalachian, Central Appalachian and Illinois basins and certain related coal assets and liabilities. “Coal Business” prior to November 28, 2017 refers to our former parent's interest in the Coal Business. References in this report to historical assets, liabilities, products, businesses or activities generally refer to the historical assets, liabilities, products, businesses or activities of the Coal Business as it was conducted as part of our former parent prior to the completion of the separation and distribution;

•	“CONSOL Marine Terminal” refers to the terminal operations located at the Port of Baltimore that were transferred from the Company's former parent to the Company as part of the separation;

•
“distribution” refers to the pro rata distribution on November 28, 2017 of the Company’s issued and outstanding shares of common stock to its former parent’s stockholders as of the close of business on the record date for the distribution;

•	“former parent” or “CNX” refers to CNX Resources Corporation and its consolidated subsidiaries;

•	“General Partner” refers to CONSOL Coal Resources GP LLC, a Delaware limited liability company;

•
“Greenfield Reserves” means those undeveloped reserves owned by the Company in the Northern Appalachian, Central Appalachian and Illinois basins that are not associated with the Pennsylvania Mining Complex;

•	“mmBtu” means one million British Thermal units;

•	“Partnership” or “CCR” refers to a Delaware limited partnership that holds a 25% undivided interest in, and is the sole operator of, the Pennsylvania Mining Complex;

•
“Pennsylvania Mining Complex” or “PAMC” refers to the Bailey, Enlow Fork and Harvey coal mines, coal reserves and related assets and operations, located primarily in southwestern Pennsylvania and owned 75% by the Company and 25% by the Partnership;

•
“recoverable coal reserves” refer to the Company's proven and probable coal reserves as defined by Industry Guide 7 that could be economically and legally extracted or produced at the time of the reserve determination, taking into account mining recovery and preparation plant yield; and

•
“separation” refers to the separation of the Coal Business from our former parent’s other businesses on November 28, 2017 and the creation, as a result of the distribution, of an independent, publicly-traded company (the Company) to hold the assets and liabilities associated with the Coal Business after the distribution.

PART I : FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
Revenue and Other Income:	2019	2018
Coal Revenue	$332,502	$351,009
Terminal Revenue	17,818	15,221
Freight Revenue	6,662	17,887
Miscellaneous Other Income	13,292	25,887
Gain on Sale of Assets	339	254
Total Revenue and Other Income	370,613	410,258
Costs and Expenses:
Operating and Other Costs	230,112	229,802
Depreciation, Depletion and Amortization	50,724	49,471
Freight Expense	6,662	17,887
Selling, General and Administrative Costs	21,923	13,484
Loss on Debt Extinguishment	23,143	1,426
Interest Expense, net	18,596	21,045
Total Costs and Expenses	351,160	333,115
Earnings Before Income Tax	19,453	77,143
Income Tax (Benefit) Expense	(850)	6,185
Net Income	20,303	70,958
Less: Net Income Attributable to Noncontrolling Interest	5,868	8,550
Net Income Attributable to CONSOL Energy Inc. Shareholders	$14,435	$62,408

Earnings per Share:
Total Basic Earnings per Share	$0.52	$2.23
Total Dilutive Earnings per Share	$0.52	$2.20

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Net Income	$20,303	$70,958

Other Comprehensive Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: ($781), ($1,281))	2,460	3,997
Other Comprehensive Income	2,460	3,997

Comprehensive Income	$22,763	$74,955

Less: Comprehensive Income Attributable to Noncontrolling Interest	5,867	8,548

Comprehensive Income Attributable to CONSOL Energy Inc. Shareholders	$16,896	$66,407

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)
	March 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and Cash Equivalents	$155,167	$235,677
Restricted Cash	21,601	29,258
Accounts and Notes Receivable
Trade	109,264	87,589
Other Receivables	36,564	41,355
Inventories	54,888	48,646
Prepaid Expenses and Other Assets	28,669	31,430
Total Current Assets	406,153	473,955
Property, Plant and Equipment:
Property, Plant and Equipment	4,878,730	4,838,171
Less—Accumulated Depreciation, Depletion and Amortization	2,778,448	2,731,643
Total Property, Plant and Equipment—Net	2,100,282	2,106,528
Other Assets:
Deferred Income Taxes	77,614	77,545
Right of Use Asset - Operating Leases	87,026	—
Other	95,966	102,699
Total Other Assets	260,606	180,244
TOTAL ASSETS	$2,767,041	$2,760,727

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)
	March 31, 2019	December 31, 2018
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$126,787	$130,930
Current Portion of Long-Term Debt	35,254	134,812
Other Accrued Liabilities	255,279	226,434
Total Current Liabilities	417,320	492,176
Long-Term Debt:
Long-Term Debt	715,181	708,536
Finance Lease Obligations	21,180	25,690
Total Long-Term Debt	736,361	734,226
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	437,221	441,246
Pneumoconiosis Benefits	165,317	165,001
Asset Retirement Obligations	237,596	235,984
Workers’ Compensation	59,999	59,742
Salary Retirement	60,989	64,172
Operating Lease Liability	70,600	—
Other	10,116	16,569
Total Deferred Credits and Other Liabilities	1,041,838	982,714
TOTAL LIABILITIES	2,195,519	2,209,116

Stockholders' Equity:
Common Stock, $0.01 Par Value; 62,500,000 Shares Authorized, 27,611,008 Issued and Outstanding at March 31, 2019; 27,437,844 Issued and Outstanding at December 31, 2018	276	274
Capital in Excess of Par Value	554,183	550,995
Retained Earnings	196,583	182,148
Accumulated Other Comprehensive Loss	(321,021)	(323,482)
Total CONSOL Energy Inc. Stockholders' Equity	430,021	409,935
Noncontrolling Interest	141,501	141,676
TOTAL EQUITY	571,522	551,611
TOTAL LIABILITIES AND EQUITY	$2,767,041	$2,760,727

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total CONSOL Energy Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
December 31, 2018	$274	$550,995	$182,148	$(323,482)	$409,935	$141,676	$551,611
(Unaudited)
Net Income	—	—	14,435	—	14,435	5,868	20,303
Actuarially Determined Long-Term Liability Adjustments (Net of $781 Tax)	—	—	—	2,461	2,461	(1)	2,460
Comprehensive Income	—	—	14,435	2,461	16,896	5,867	22,763
Issuance of Common Stock	2	(2)	—	—	—	—	—
Amortization of Stock-Based Compensation Awards	—	7,053	—	—	7,053	397	7,450
Units/Shares Withheld for Taxes	—	(3,863)	—	—	(3,863)	(880)	(4,743)
Distributions to Noncontrolling Interest	—	—	—	—	—	(5,559)	(5,559)
March 31, 2019	$276	$554,183	$196,583	$(321,021)	$430,021	$141,501	$571,522

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Total CONSOL Energy Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
December 31, 2017	$280	$552,793	$(43,713)	$(305,100)	$204,260	$139,381	$343,641
(Unaudited)
Net Income	—	—	62,408	—	62,408	8,550	70,958
Actuarially Determined Long-Term Liability Adjustments (Net of $1,281 Tax)	—	—	—	3,999	3,999	(2)	3,997
Comprehensive Income	—	—	62,408	3,999	66,407	8,548	74,955
Reclassification of Stranded Tax Effect of Change in Tax Law	—	—	84,729	(84,729)	—	—	—
Separation Adjustments	—	(1,595)	—	—	(1,595)	—	(1,595)
Issuance of Common Stock	1	(1)	—	—	—	—	—
Retirement of Common Stock (44,000 shares)	(1)	(867)	(417)	—	(1,285)	—	(1,285)
Amortization of Stock-Based Compensation Awards	—	1,488	—	—	1,488	359	1,847
Units/Shares Withheld for Taxes	—	(1,889)	—	—	(1,889)	(899)	(2,788)
Distributions to Noncontrolling Interest	—	—	—	—	—	(5,587)	(5,587)
March 31, 2018	$280	$549,929	$103,007	$(385,830)	$267,386	$141,802	$409,188

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net Income	$20,303	$70,958
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	50,724	49,471
Gain on Sale of Assets	(339)	(254)
Stock/Unit-Based Compensation	7,450	1,847
Amortization of Debt Issuance Costs	1,976	2,390
Loss on Debt Extinguishment	23,143	1,426
Deferred Income Taxes	(850)	7,527
Changes in Operating Assets:
Accounts and Notes Receivable	(16,850)	8,390
Inventories	(6,242)	(7,346)
Prepaid Expenses	2,761	(1,185)
Changes in Other Assets	10,080	7,292
Changes in Operating Liabilities:
Accounts Payable	(10,695)	(11,267)
Other Operating Liabilities	12,419	(6,213)
Changes in Other Liabilities	(11,709)	(7,376)
Other	—	73
Net Cash Provided by Operating Activities	82,171	115,733
Cash Flows from Investing Activities:
Capital Expenditures	(34,171)	(21,956)
Proceeds from Sales of Assets	311	393
Net Cash Used in Investing Activities	(33,860)	(21,563)
Cash Flows from Financing Activities:
Payments on Finance Leases	(4,537)	(1,366)
Proceeds from (Payments on) Term Loan A	26,250	(15,000)
Payments on Term Loan B	(122,375)	(1,000)
Buyback of Second Lien Notes	(7,000)	(10,000)
Repurchases of Common Stock	—	(1,285)
Spin Distribution to CNX Resources	—	(18,234)
Distributions to Noncontrolling Interest	(5,559)	(5,587)
Shares/Units Withheld for Taxes	(4,743)	(2,788)
Debt-Related Financing Fees	(18,514)	(1,170)
Net Cash Used in Financing Activities	(136,478)	(56,430)
Net (Decrease) Increase in Cash and Cash Equivalents and Restricted Cash	(88,167)	37,740
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	264,935	153,979
Cash and Cash Equivalents and Restricted Cash at End of Period	$176,768	$191,719

Non-Cash Investing and Financing Activities:
Finance Lease	$—	$22,631

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
NOTE 1—BASIS OF PRESENTATION:

On November 28, 2017, CONSOL Energy was separated from its former parent to become an independent, publicly-traded coal company. As part of the separation, the following assets of the Company's former parent were transferred to CONSOL Energy (collectively, the “Coal Business”): (i) its interest in the Pennsylvania Mining Complex, and certain related coal assets, (ii) its ownership interest in CNX Coal Resources LP, which owns a 25% undivided interest in PAMC, (iii) the CONSOL Marine Terminal and, (iv) undeveloped coal reserves (Greenfield Reserves) located in the Northern Appalachian, Central Appalachian and Illinois basins and certain related coal assets and liabilities. Following the separation, shares of the Company's common stock began “regular-way” trading on the New York Stock Exchange on November 29, 2017 under the symbol “CEIX”.

Basis of Presentation

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for future periods.

The Consolidated Balance Sheet at December 31, 2018 has been derived from the Audited Consolidated Financial Statements at that date but does not include all disclosures required by GAAP. This Form 10-Q report should be read in conjunction with CONSOL Energy Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018.

Basis of Consolidation
The Unaudited Consolidated Financial Statements include the accounts of CONSOL Energy Inc. and its wholly owned and majority-owned and/or controlled subsidiaries. The portion of these entities that is not owned by the Company is presented as non-controlling interest. All significant intercompany transactions and accounts have been eliminated in consolidation.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15 - Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40) to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The amendments in Update 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements of capitalizing implementation costs incurred to develop or obtain internal-use software. These changes will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Management is currently evaluating the impact this guidance may have on the Company’s financial statements.

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

In June 2018, the FASB issued ASU 2018-07 - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting. The amendments in this update seek to simplify accounting for non-employee share-based payments by clarifying and improving the areas of the overall measurement objective, measurement date, and awards with performance conditions. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. CONSOL Energy adopted this guidance during the three months ended March 31, 2019, and there was no material impact on the Company's financial statements.

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
The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive:

	For the Three Months Ended
	March 31,
	2019	2018
Anti-Dilutive Restricted Stock Units	—	—
Anti-Dilutive Performance Share Units	8,086	96,508
	8,086	96,508
The computations for basic and dilutive earnings per share are as follows:

	For the Three Months Ended
Dollars in thousands, except per share data	March 31,
	2019	2018
Numerator:
Net Income	$20,303	$70,958
Less: Net Income Attributable to Noncontrolling Interest	5,868	8,550
Net Income Attributable to CONSOL Energy Inc. Shareholders	$14,435	$62,408

Denominator:
Weighted-average shares of common stock outstanding	27,530,859	28,029,146
Effect of dilutive shares	308,534	295,724
Weighted-average diluted shares of common stock outstanding	27,839,393	28,324,870

Earnings per Share:
Basic	$0.52	$2.23
Dilutive	$0.52	$2.20

As of March 31, 2019, CONSOL Energy had 500,000 shares of preferred stock, none of which were issued or outstanding.
Reclassifications

Certain amounts in prior periods have been reclassified to conform with the report classifications of the current period, including the reclassification of restricted cash, previously included in Prepaid Expenses and Other Assets on the Unaudited Consolidated Balance Sheets, as well as the reclassification of amortization of debt issuance costs and loss on debt extinguishment within the Operating Activities section of the Unaudited Consolidated Statements of Cash Flows. These reclassifications had no effect on previously reported total assets, net income or stockholders' equity.

NOTE 2—REVENUE:

The following table disaggregates CONSOL Energy's revenue by major source to depict how the nature, amount, timing and uncertainty of the Company's revenues and cash flows are affected by economic factors:

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Coal Revenue	$332,502	$351,009
Terminal Revenue	17,818	15,221
Freight Revenue	6,662	17,887
Total Revenue from Contracts with Customers	$356,982	$384,117

CONSOL Energy's revenue is recognized when title passes to the customer. The Company has determined that each ton of coal represents a separate and distinct performance obligation. The Company's coal supply contracts and other sales and operating revenue contracts vary in length from short-term to long-term contracts and do not typically have significant financing components.

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

While CONSOL Energy does, from time to time, experience costs of obtaining coal customer contracts with amortization periods greater than one year, those costs are immaterial to the Company's net income. At March 31, 2019 and December 31, 2018, the Company did not have any capitalized costs to obtain customer contracts on its Unaudited Consolidated Balance Sheets. As of and for the three months ended March 31, 2019 and 2018, the Company has not recognized any amortization of previously existing capitalized costs of obtaining customer contracts. Further, the Company has not recognized any revenue in the current period that is not a result of current period performance.

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

CONSOL Marine Terminal does not normally experience material costs of obtaining customer contracts with amortization periods greater than one year. At March 31, 2019 and December 31, 2018, the Company did not have any capitalized costs to obtain customer contracts on its Unaudited Consolidated Balance Sheets. As of and for the three months ended March 31, 2019 and 2018, the Company has not recognized any amortization of previously existing capitalized costs of obtaining Terminal customer contracts. Further, the Company has not recognized any revenue in the current period that is not a result of current period performance.

Freight Revenue

Some of CONSOL Energy's coal contracts require that the Company sell its coal at locations other than its central preparation plant. The cost to transport the Company's coal to the ultimate sales point is passed through to the Company's customers and CONSOL Energy recognizes the freight revenue equal to the transportation costs when title of the coal passes to the customer.

Contract Balances

Contract assets are recorded as trade receivables and reported separately in the Company's Unaudited Consolidated Balance Sheets from other contract assets as title passes to the customer and the Company's right to consideration becomes unconditional. Payments for coal shipments are typically due within two to four weeks from the invoice date. CONSOL Energy typically does not have material contract assets that are stated separately from trade receivables as the Company's performance obligations are satisfied as control of the goods or services passes to the customer, thereby granting the Company an unconditional right to receive consideration. Contract liabilities relate to consideration received in advance of the satisfaction of the Company's performance obligations. Contract liabilities are recognized as revenue at the point in time when control of the good or service passes to the customer.

NOTE 3—MISCELLANEOUS OTHER INCOME:

	For the Three Months Ended March 31,
	2019	2018
Royalty Income - Non-Operated Coal	$6,210	$9,806
Purchased Coal Sales	3,186	8,746
Property Easements and Option Income	979	4,151
Interest Income	887	601
Rental Income	617	1,122
Other	1,413	1,461
Miscellaneous Other Income	$13,292	$25,887

NOTE 4—COMPONENTS OF PENSION AND OTHER POST-EMPLOYMENT BENEFIT (OPEB) PLANS NET PERIODIC BENEFIT COSTS:

The components of Net Periodic Benefit (Credit) Cost are as follows:

	Pension Benefits		Other Post-Employment Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018
Service Cost	$987	$288	$—	$—
Interest Cost	6,275	5,876	4,580	4,677
Expected Return on Plan Assets	(10,114)	(10,092)	—	—
Amortization of Prior Service Credits	(92)	(126)	(601)	(601)
Amortization of Actuarial Loss	1,490	2,179	2,315	4,051
Net Periodic Benefit (Credit) Cost	$(1,454)	$(1,875)	$6,294	$8,127

Expenses related to pension and other post-employment benefits are reflected in Operating and Other Costs in the Unaudited Consolidated Statements of Income.
NOTE 5—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:

The components of Net Periodic Benefit Cost are as follows:

	CWP		Workers' Compensation
	Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018
Service Cost	$948	$1,662	$1,421	$1,558
Interest Cost	1,750	1,311	646	571
Amortization of Actuarial Loss (Gain)	254	(213)	(193)	(20)
State Administrative Fees and Insurance Bond Premiums	—	—	587	593
Net Periodic Benefit Cost	$2,952	$2,760	$2,461	$2,702

NOTE 6—INCOME TAXES:

The effective tax rate for the three months ended March 31, 2019 was (4.4)%. This rate is composed of a tax benefit of (2.5)% from operations and a discrete tax benefit of (1.9)% primarily related to equity compensation. The effective tax rate for the three months ended March 31, 2019 differs from the U.S. federal statutory rate of 21%, primarily due to the income tax benefit for excess percentage depletion. The effective tax rate for the three months ended March 31, 2018 was 8.0%. The effective tax rate for the three months ended March 31, 2018 differs from the U.S. federal statutory rate of 21%, primarily due to the income tax benefit for excess percentage depletion.

The Company utilizes the “more likely than not” standard in recognizing a tax benefit in its financial statements. For the three months ended March 31, 2019 and the year ended December 31, 2018, the Company did not have any unrecognized tax benefits. If accrual for interest or penalties is required, it is the Company's policy to include these as a component of income tax expense.

The Company is subject to taxation in the United States, as well as various states, and Canada, as well as various provinces. Under the provisions of the tax matters agreement entered into between the Company and its former parent on November 28, 2017 (the “TMA”), certain subsidiaries of the Company are subject to examination for tax years for the period January 1, 2015 through the three months ended March 31, 2019 for certain state and foreign returns. Further, the Company is subject to examination for the period November 28, 2017 through the three months ended March 31, 2019 for federal and certain state returns.

NOTE 7—INVENTORIES:
Inventory components consist of the following:

	March 31, 2019	December 31, 2018
Coal	$8,853	$4,642
Supplies	46,035	44,004
Total Inventories	$54,888	$48,646

Inventories are stated at the lower of cost or net realizable value. The cost of coal inventories is determined by the first-in, first-out (“FIFO”) method. Coal inventory costs include labor, supplies, equipment costs, operating overhead, depreciation, depletion, amortization and other related costs. The cost of supplies inventory is determined by the average cost method and includes operating and maintenance supplies to be used in the Company's coal operations.
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

At March 31, 2019, the Company's eligible accounts receivable yielded $40,829 of borrowing capacity. At March 31, 2019, the facility had no outstanding borrowings and $47,735 of letters of credit outstanding, leaving no unused capacity. CONSOL Energy posted $6,906 of cash collateral to secure the difference in the outstanding letters of credit and the eligible accounts receivable. Cash collateral of $6,906 is included in Restricted Cash in the Unaudited Consolidated Balance Sheets. At December 31, 2018, the Company's eligible accounts receivable yielded $37,869 of borrowing capacity. At December 31, 2018, the facility had no outstanding borrowings and $52,536 of letters of credit outstanding, leaving no unused capacity. CONSOL Energy posted $14,667 of cash collateral to secure the difference in the outstanding letters of credit and the eligible accounts receivable. Cash collateral of $14,667 is included in Restricted Cash in the Unaudited Consolidated Balance Sheets. Costs associated with the receivables facility totaled $382 and $666 for the three months ended March 31, 2019 and 2018, respectively. These costs have been recorded as financing fees which are included in Operating and Other Costs in the Unaudited Consolidated Statements of Income. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.

NOTE 9—PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

	March 31, 2019	December 31, 2018
Plant and Equipment	$2,922,041	$2,890,970
Coal Properties and Surface Lands	858,153	858,153
Airshafts	428,387	419,100
Mine Development	342,489	342,405
Advance Mining Royalties	327,660	327,543
Total Property, Plant and Equipment	4,878,730	4,838,171
Less: Accumulated Depreciation, Depletion and Amortization	2,778,448	2,731,643
Total Property, Plant and Equipment, Net	$2,100,282	$2,106,528

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

As of March 31, 2019 and December 31, 2018, property, plant and equipment includes gross assets under finance leases of $49,865 and $49,775, respectively. Accumulated amortization for finance leases was $19,700 and $15,973 at March 31, 2019 and December 31, 2018, respectively. Amortization expense for assets under finance leases approximated $3,914 and $1,376 for the three months ended March 31, 2019 and 2018, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying Unaudited Consolidated Statements of Income.

NOTE 10—LEASES:

On January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) Topic 842 using the transition option, “Comparatives Under 840 Option,” established by ASU 2018-11, Leases (Topic 842), Targeted Improvements. As allowed under this guidance, the Company elected not to recast the comparative periods presented when transitioning to ASC 842. As most of the Company's leases do not provide an implicit rate, CONSOL Energy has taken a portfolio approach of applying its incremental borrowing rate based on the information available at the adoption date to calculate the present value of lease payments over the lease term. CONSOL Energy has elected the package of practical expedients permitted under the transition guidance within the standard, which allows the Company (1) to not reassess whether any expired or existing contracts are or contain leases, (2) to not reassess the lease classification for any expired or existing leases, and (3) to not reassess initial direct costs for any existing leases. CONSOL Energy has also elected the practical expedient to not evaluate land easements that existed or expired before the Company’s adoption of Topic 842 and the practical expedient to not separate lease and non-lease components; that is, to account for lease and non-lease components in a contract as a single lease component for all classes of underlying assets. Further, the Company made an accounting policy election to keep leases with an initial term of twelve months or less off the balance sheet. CONSOL Energy will recognize those lease payments in the Unaudited Consolidated Statements of Income over the lease term. For the three months ended March 31, 2019, these short-term lease expenses were not material to the Company's financial statements.

Based on the Company's lease portfolio, the standard had a material impact on the Company’s Unaudited Consolidated Balance Sheet but did not have a significant impact on the Company’s consolidated net earnings and cash flows. The most significant impact was the recognition of Right of Use (“ROU”) assets and lease liabilities for operating leases, while the accounting for finance leases remained substantially unchanged. The Company's bank covenants were not affected by this update. The Company recorded operating lease ROU assets and operating lease liabilities of $92 million as of January 1, 2019, primarily related to mining equipment, based on the present value of the future lease payments on the date of adoption.

The Company determines if an arrangement is an operating or finance lease at inception of the applicable lease. For leases where the Company is the lessee, ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available on the commencement date in determining the present value of lease payments. The ROU asset also consists of any prepaid lease payments, lease incentives received, and costs which will be incurred in exiting a lease. The lease terms used to calculate the ROU asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense while the expense for finance leases is recognized as depreciation expense and interest expense using the interest method of recognition.

The Company has operating leases for mining or other equipment used in operations and office space. Many leases include one or more options to renew, some of which include options to extend the leases, and some leases include options to terminate or buy out the leases within a set period of time. In certain of the Company’s lease agreements, the rental payments are adjusted periodically to reflect actual charges incurred for inflation and/or changes in other indexes. Many of the Company's operating lease payments for mining equipment contain a variable component which is calculated based upon production metrics such as feet of advance or raw tonnage mined. While most of the Company's leases contain clauses regarding the general condition of the equipment upon lease termination, they do not contain residual value guarantees.

For the three months ended March 31, 2019, the components of operating lease expense were as follows:

Fixed operating lease expense	$6,857
Variable operating lease expense	3,052
Total operating lease expense	$9,909

Supplemental cash flow information related to the Company's operating leases for the three months ended March 31, 2019 was as follows:

Cash paid for amounts included in the measurement of operating lease liabilities	$3,881
ROU assets obtained in exchange for operating lease obligations	—

The following table presents the lease balances within the Unaudited Consolidated Balance Sheet, weighted average lease term, and the weighted average discount rates related to the Company's operating leases at March 31, 2019:

Lease Assets and Liabilities	Classification
Assets:
Operating Lease ROU Assets	Other Assets	$87,026

Liabilities:
Current:
Operating Lease Liabilities	Other Accrued Liabilities	$19,600
Long-Term:
Operating Lease Liabilities	Operating Lease Liabilities	$70,600
Total Operating Lease Liabilities		$90,200

Weighted average remaining lease term (in years)		5.42
Weighted average discount rate		6.75%

CONSOL Energy leases certain owned mining equipment to a third-party under operating leases. At March 31, 2019, the amount of owned equipment included in gross property, plant and equipment was $10,097 and the associated amount of accumulated depreciation was $10,097. At March 31, 2019, scheduled minimum rental payments for operating leases related to this equipment were as follows:

Remainder of 2019	2020	2021	2022	2033	Thereafter	Total
$1,237	$627	$—	$—	$—	$—	$1,864

The Company also enters into finance leases for mining equipment and automobiles. Assets arising from finance leases are included in property, plant and equipment, net and the liabilities are included in current portion of long-term debt and long-term debt in the accompanying Unaudited Consolidated Balance Sheet.

For the three months ended March 31, 2019, the components of finance lease expense were as follows:

Amortization of right of use assets	$3,914
Interest expense	555
Total finance lease expense	$4,469

The following table presents the weighted average lease term and weighted average discount rate related to the Company's finance leases as of March 31, 2019:

Weighted average remaining lease term (in years)	2.06
Weighted average discount rate	5.38%

At March 31, 2019, certain finance leases for mining equipment are subleased to a third-party. The following table represents the minimum payments, including interest, for those finance subleases:

Remainder of 2019	2020	2021	2022	2033	Thereafter	Total
$2,774	$3,699	$2,157	$—	$—	$—	$8,630

The following table presents the future maturities of the Company's operating and finance lease liabilities, together with the present value of the net minimum lease payments, at March 31, 2019:

	Finance	Operating
	Leases	Leases
Remainder of 2019	$13,566	$19,751
2020	20,209	23,921
2021	6,541	23,134
2022	129	13,341
2023	108	6,504
Thereafter	5	22,113
Total minimum lease payments	40,558	108,764
Less amount representing interest	2,260	18,564
Present value of minimum lease payments	$38,298	$90,200

As of March 31, 2019, the Company had no additional significant operating or finance leases that had not yet commenced.

NOTE 11—OTHER ACCRUED LIABILITIES:

	March 31, 2019	December 31, 2018
Subsidence Liability	$89,055	$83,532
Accrued Payroll and Benefits	15,985	12,978
Accrued Interest	12,705	6,850
Litigation	9,673	8,235
Accrued Other Taxes	4,782	5,050
Short-Term Incentive Compensation	2,608	6,024
Other	13,648	15,588
Current Portion of Long-Term Liabilities:
Postretirement Benefits Other than Pensions	32,351	32,345
Asset Retirement Obligations	31,017	31,017
Operating Lease Liability	19,600	—
Workers' Compensation	12,135	12,628
Pneumoconiosis Benefits	11,720	12,187
Total Other Accrued Liabilities	$255,279	$226,434
NOTE 12—LONG-TERM DEBT:

	March 31, 2019	December 31, 2018
Debt:
Term Loan B due in September 2024 (Principal of $275,000 and $396,000 less Unamortized Discount of $1,375 and $6,253, 7.00% and 8.53% Weighted Average Interest Rate, respectively)	$273,625	$389,747
11.00% Senior Secured Second Lien Notes due 2025	267,276	274,276
MEDCO Revenue Bonds in Series due September 2025 at 5.75%	102,865	102,865
Term Loan A due in March 2023 (6.25% and 6.78% Weighted Average Interest Rate, respectively)	100,000	73,750
Advance Royalty Commitments (8.57% Weighted Average Interest Rate)	2,261	2,261
Less: Unamortized Debt Issuance Costs	12,710	16,409
	733,317	826,490
Less: Amounts Due in One Year*	18,136	117,954
Long-Term Debt	$715,181	$708,536

* Excludes current portion of Finance Lease Obligations of $17,118 and $16,858 at March 31, 2019 and December 31, 2018, respectively.

In November 2017, CONSOL Energy entered into a revolving credit facility with commitments up to $300 million (the “Revolving Credit Facility”), a Term Loan A Facility of up to $100 million (the “TLA Facility”) and a Term Loan B Facility of up to $400 million (the “TLB Facility”, and together with the Revolving Credit Facility and the TLA Facility, the “Senior Secured Credit Facilities”). On March 28, 2019, the Company amended the Senior Secured Credit Facilities (the “amendment”) to increase the borrowing commitment of the Revolving Credit Facility to $400 million and reallocate the principal amounts outstanding under the TLA Facility and TLB Facility. As a result, the principal amount outstanding under the TLA Facility is now $100 million and the principal amount outstanding under the TLB Facility is now $275 million. Borrowings under the Company's Senior Secured Credit Facilities bear interest at a floating rate which can be, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) an alternate base rate plus an applicable margin. The applicable margin for the Revolving Credit Facility and TLA Facility depends on the total net leverage ratio, whereas the applicable margin for the TLB Facility is fixed. The amendment reduced the applicable margin by 50 basis points on both the Revolving Credit Facility and the TLA Facility, and by 150 basis points on the TLB Facility. The amendment also extended the maturity dates of the Senior Secured Credit Facilities. The maturity date of the Revolving Credit and TLA Facilities was extended from November 28, 2021 to March 28, 2023. The TLB Facility's maturity date was extended from November 28, 2022 to September 28, 2024. Obligations under the Senior Secured Credit Facilities are guaranteed by (i) all owners of the 75% undivided economic interest in the PAMC held by the Company, (ii) any other members of the Company’s group that own any portion of the collateral securing the Revolving Credit Facility, and (iii) subject to certain customary exceptions and agreed materiality thresholds, all other existing or future direct or indirect wholly owned restricted subsidiaries of the Company (excluding the Partnership and its wholly-owned subsidiaries).

The Revolving Credit Facility and TLA Facility also include financial covenants, including (i) a maximum first lien gross leverage ratio, (ii) a maximum total net leverage ratio, and (iii) a minimum fixed charge coverage ratio. CONSOL Energy must maintain a maximum first lien gross leverage ratio covenant of no more than 2.00 to 1.00, measured quarterly, stepping down to 1.75 to 1.00 in March 2020. The maximum first lien gross leverage ratio is calculated as the ratio of Consolidated First Lien Debt to Consolidated EBITDA, excluding the Partnership. The maximum first lien gross leverage ratio was 1.12 to 1.00 at March 31, 2019. CONSOL Energy must maintain a maximum total net leverage ratio covenant of no more than 3.00 to 1.00, measured quarterly, stepping down to 2.75 to 1.00 in March 2020. The maximum total net leverage ratio is calculated as the ratio of Consolidated Indebtedness, minus Cash on Hand, to Consolidated EBITDA, excluding the Partnership. The maximum total net leverage ratio was 1.71 to 1.00 at March 31, 2019. Consolidated EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations, non-cash charges related to legacy employee liabilities and gains and losses on debt extinguishment, and includes cash distributions received from the Partnership and subtracts cash payments related to legacy employee liabilities. The facilities also include a minimum fixed charge coverage covenant of no less than 1.10 to 1.00, measured quarterly. The minimum fixed charge coverage ratio is calculated as the ratio of Consolidated EBITDA to Consolidated Fixed Charges, excluding the Partnership. Consolidated Fixed Charges, as used in the covenant calculation, include cash interest payments, cash payments for income taxes, scheduled debt repayments, dividends paid, and Maintenance Capital Expenditures. The minimum fixed charge coverage ratio was 1.79 to 1.00 at March 31, 2019.

The TLB Facility also includes a financial covenant that requires the Company to repay a certain amount of its borrowings under the TLB Facility within ten business days after the date it files its Form 10-K with the Securities and Exchange Commission if the Company has excess cash flow (as defined in the credit agreement for the Senior Secured Credit Facilities) during the year covered by the applicable Form 10-K. During the three months ended March 31, 2019, CONSOL Energy made the required repayment of approximately $110 million based on the amount of the Company's excess cash flow as of December 31, 2018. For fiscal year 2018, such repayment was equal to 75% of the Company’s excess cash flow less any voluntary prepayments of its borrowings under the TLB Facility made by the Company during 2018. For all subsequent fiscal years, the required repayment is equal to a certain percentage of the Company’s excess cash flow for such year, ranging from 0% to 75% depending on the Company’s total net leverage ratio, less the amount of certain voluntary prepayments made by the Company, if any, under the TLB Facility during such fiscal year. The amendment reduced the maximum amount of the mandatory annual excess cash flow sweep under the TLB Facility by 25%.

At March 31, 2019, the Revolving Credit Facility had no borrowings outstanding and $50,744 of letters of credit outstanding, leaving $349,256 of unused capacity. At December 31, 2018, the Revolving Credit Facility had no borrowings outstanding and $54,065 of letters of credit outstanding, leaving $245,935 of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.

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

During the three months ended March 31, 2019, the Company made a required repayment of approximately $110 million on the TLB Facility (discussed above) and amended the Senior Secured Credit Facilities.The Company also repurchased $7 million of its outstanding 11.00% Senior Secured Second Lien Notes due in 2025 during the three months ended March 31, 2019. As part of these transactions, $23,143 was included in Loss on Debt Extinguishment on the Unaudited Consolidated Statements of Income.

During the three months ended March 31, 2018, CONSOL Energy made an accelerated payment of $11.25 million on its outstanding TLA Facility and purchased $10 million of its outstanding 11.00% Senior Secured Second Lien Notes due in 2025. As part of these transactions, $1,426 was included in Loss on Debt Extinguishment on the Unaudited Consolidated Statements of Income.
NOTE 13—COMMITMENTS AND CONTINGENT LIABILITIES:

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

The Company is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes and other claims and actions arising out of the normal course of business. The Company accrues the estimated loss for these lawsuits and claims when the loss is probable and reasonably estimable. The Company’s estimated accruals related to these pending claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of the Company as of March 31, 2019. It is possible that the aggregate loss in the future with respect to these lawsuits and claims could ultimately be material to the Company’s financial position, results of operations or cash flows; however, such amounts cannot be reasonably estimated. The amount claimed against the Company as of March 31, 2019 is disclosed below when an amount is expressly stated in the lawsuit or claim, which is not often the case.

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

The following is a summary, as of March 31, 2019, of the financial guarantees, unconditional purchase obligations and letters of credit to certain third parties. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments, or under the separation and distribution agreement to the extent retained by the Company's former parent on behalf of the Coal Business. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credit are recorded as liabilities in the financial statements. The Company’s management believes that these guarantees will expire without being funded, and therefore, the commitments will not have a material adverse effect on the Company’s financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$68,583	$51,731	$16,852	$—	$—
Environmental	398	398	—	—	—
Other	29,498	29,498	—	—	—
Total Letters of Credit	98,479	81,627	16,852	—	—
Surety Bonds:
Employee-Related	104,033	72,351	31,682	—	—
Environmental	538,698	502,039	36,659	—	—
Other	3,725	3,434	291	—	—
Total Surety Bonds	646,456	577,824	68,632	—	—
Guarantees:
Other	22,241	8,106	13,206	398	531
Total Guarantees	22,241	8,106	13,206	398	531
Total Commitments	$767,176	$667,557	$98,690	$398	$531

Included in the above table are commitments and guarantees entered into in conjunction with the sale of Consolidation Coal Company and certain of its subsidiaries, which contain all five of its longwall coal mines in West Virginia and its river operations, to a third party. As part of the separation and distribution, the Company's former parent agreed to indemnify the Company and the Company agreed to indemnify its former parent in each case with respect to guarantees of certain equipment lease obligations that were assumed by the third party. In the event that the third party would default on the obligations defined in the agreements, the Company would be required to perform under the guarantees. If the Company would be required to perform, the stock purchase agreement provides various recourse actions. As of March 31, 2019, the Company has not been required to perform under these guarantees. The equipment lease obligations are collateralized by the underlying assets. The current maximum estimated exposure under these guarantees as of March 31, 2019 and December 31, 2018 is believed to be approximately $26,000 and $28,000, respectively. At March 31, 2019 and December 31, 2018, the fair value of these guarantees was $678 and $734, respectively, and is included in Other Accrued Liabilities on the Unaudited Consolidated Balance Sheets. The fair value of certain of the guarantees was determined using the Company’s risk-adjusted interest rate. Significant increases or decreases in the risk-adjusted interest rates may result in a significantly higher or lower fair value measurement. No other amounts related to financial guarantees and letters of credit are recorded as liabilities in the financial statements. Significant judgment is required in determining the fair value of these guarantees. The guarantees of the leases are classified within Level 3 of the fair value hierarchy.

The Company regularly evaluates the likelihood of default for all guarantees based on an expected loss analysis and records the fair value, if any, of its guarantees as an obligation in the consolidated financial statements.

NOTE 14—FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2019			Fair Value Measurements at December 31, 2018
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Lease Guarantees	$—	$—	$(678)	$—	$—	$(734)

The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:

Long-term debt: The fair value of long-term debt is measured using unadjusted quoted market prices or estimated using discounted cash flow analyses. The discounted cash flow analyses are based on current market rates for instruments with similar cash flows.

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt	$746,027	$789,965	$842,899	$881,711
Certain of the Company’s debt is actively traded on a public market and, as a result, constitutes Level 1 fair value measurements. The portion of the Company’s debt obligations that are not actively traded are valued through reference to the applicable underlying benchmark rate and, as a result, constitute Level 2 fair value measurements.

NOTE 15—SEGMENT INFORMATION:

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

Industry segment results for the three months ended March 31, 2019 are:

	PAMC	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$332,502	$—	$—	$332,502	(A)
Terminal Revenue	—	17,818	—	17,818
Freight Revenue	6,662	—	—	6,662
Total Revenue and Freight	$339,164	$17,818	$—	$356,982
Earnings (Loss) Before Income Tax	$64,698	$(45,245)	$—	$19,453
Segment Assets	$1,992,549	$774,492	$—	$2,767,041
Depreciation, Depletion and Amortization	$44,868	$5,856	$—	$50,724
Capital Expenditures	$32,372	$1,799	$—	$34,171

Industry segment results for the three months ended March 31, 2018 are:

	PAMC	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$351,009	$—	$—	$351,009	(A)
Terminal Revenue	—	15,221	—	15,221
Freight Revenue	17,887	—	—	17,887
Total Revenue and Freight	$368,896	$15,221	$—	$384,117
Earnings (Loss) Before Income Tax	$98,480	$(21,337)	$—	$77,143
Segment Assets	$1,965,979	$763,137	$—	$2,729,116
Depreciation, Depletion and Amortization	$43,257	$6,214	$—	$49,471
Capital Expenditures	$19,714	$2,242	$—	$21,956

(A)	For the three months ended March 31, 2019 and 2018, the PAMC segment had revenues from the following customers, each comprising over 10% of the Company’s total sales:

	Three Months Ended March 31,
	2019	2018
Customer A	$61,872	$86,826
Customer B	$123,118	*
Customer C	$41,866	$52,213
Customer D	*	$39,262
* Revenues from these customers during the periods presented were less than 10% of the Company’s total sales.

Reconciliation of Segment Information to Consolidated Amounts:

Total Assets:

	March 31,
	2019	2018
Segment assets for total reportable business segments	$1,992,549	$1,965,979
Segment assets for all other business segments	510,583	504,822
Items excluded from segment assets:
Cash, restricted cash and other investments	186,295	190,777
Deferred tax assets	77,614	67,538
Total Consolidated Assets	$2,767,041	$2,729,116

NOTE 16—GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION:

The payment obligations under the $275,000, Term Loan B due in September 2024, the $300,000, 11.000% per annum senior notes due November 2025, and the $100,000, Term Loan A due in March 2023 issued by CONSOL Energy are jointly and severally, and also fully and unconditionally, guaranteed by certain subsidiaries of CONSOL Energy. In accordance with positions established by the SEC, the following financial information sets forth separate financial information with respect to the parent, guarantor subsidiaries, CCR, a non-guarantor subsidiary, and the remaining non-guarantor subsidiaries. The principal elimination entries include investments in subsidiaries and certain intercompany balances and transactions. CONSOL Energy, the parent, and a guarantor subsidiary manage several assets and liabilities of all other wholly owned subsidiaries. These include, for example, deferred tax assets, cash and other post-employment liabilities. These assets and liabilities are reflected as parent company or guarantor company amounts for purposes of this presentation.

Income Statement for the Three Months Ended March 31, 2019 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Revenue and Other Income:
Coal Revenue	$—	$249,376	$83,126	$—	$—	$332,502
Terminal Revenue	—	17,818	—	—	—	17,818
Freight Revenue	—	4,997	1,665	—	—	6,662
Miscellaneous Other Income	53,792	2,532	1,311	—	(44,343)	13,292
Gain on Sale of Assets	—	334	5	—	—	339
Total Revenue and Other Income	53,792	275,057	86,107	—	(44,343)	370,613
Costs and Expenses:
Operating and Other Costs	—	177,603	52,094	415	—	230,112
Depreciation, Depletion and Amortization	—	39,507	11,217	—	—	50,724
Freight Expense	—	4,997	1,665	—	—	6,662
Selling, General and Administrative Costs	—	17,363	4,560	—	—	21,923
Loss on Debt Extinguishment	23,143	—	—	—	—	23,143
Interest Expense, net	17,064	181	1,351	—	—	18,596
Total Costs And Expenses	40,207	239,651	70,887	415	—	351,160
Earnings (Loss) Before Income Tax	13,585	35,406	15,220	(415)	(44,343)	19,453
Income Tax Benefit	(850)	—	—	—	—	(850)
Net Income (Loss)	14,435	35,406	15,220	(415)	(44,343)	20,303
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	5,868	5,868
Net Income (Loss) Attributable to CONSOL Energy Inc. Shareholders	$14,435	$35,406	$15,220	$(415)	$(50,211)	$14,435

Balance Sheet at March 31, 2019 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$154,696	$66	$405	$—	$—	$155,167
Restricted Cash	14,695	—	—	6,906	—	21,601
Accounts and Notes Receivable:
Trade	—	—	—	109,264	—	109,264
Other Receivables	19,833	14,167	2,564	—	—	36,564
Inventories	—	42,243	12,645	—	—	54,888
Prepaid Expenses and Other Assets	10,322	13,727	4,620	—	—	28,669
Total Current Assets	199,546	70,203	20,234	116,170	—	406,153
Property, Plant and Equipment:
Property, Plant and Equipment	—	3,922,846	955,884	—	—	4,878,730
Less-Accumulated Depreciation, Depletion and Amortization	—	2,240,721	537,727	—	—	2,778,448
Total Property, Plant and Equipment-Net	—	1,682,125	418,157	—	—	2,100,282
Other Assets:
Deferred Income Taxes	77,614	—	—	—	—	77,614
Affiliated Credit Facility	134,532	—	—	—	(134,532)	—
Investment in Affiliates	785,307	—	—	—	(785,307)	—
Right of Use Asset - Operating Leases	—	67,836	19,190	—	—	87,026
Other	37,024	44,752	14,190	—	—	95,966
Total Other Assets	1,034,477	112,588	33,380	—	(919,839)	260,606
Total Assets	$1,234,023	$1,864,916	$471,771	$116,170	$(919,839)	$2,767,041
Liabilities and Equity:
Current Liabilities:
Accounts Payable	$65,877	$22,530	$26,535	$10,050	$1,795	$126,787
Accounts Payable (Recoverable)-Related Parties	(22,330)	16,328	6,002	109,264	(109,264)	—
Current Portion of Long-Term Debt	20,644	11,060	3,550	—	—	35,254
Other Accrued Liabilities	94,958	123,390	38,726	—	(1,795)	255,279
Total Current Liabilities	159,149	173,308	74,813	119,314	(109,264)	417,320
Long-Term Debt:	583,864	148,404	138,625	—	(134,532)	736,361
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	437,221	—	—	—	437,221
Pneumoconiosis Benefits	—	160,840	4,477	—	—	165,317
Asset Retirement Obligations	—	227,623	9,973	—	—	237,596
Workers’ Compensation	—	56,905	3,094	—	—	59,999
Salary Retirement	60,989	—	—	—	—	60,989
Operating Lease Liability	—	55,409	15,191	—	—	70,600
Other	—	9,587	529	—	—	10,116
Total Deferred Credits and Other Liabilities	60,989	947,585	33,264	—	—	1,041,838
Total CONSOL Energy Inc. Stockholders’ Equity	430,021	595,619	225,069	(3,144)	(817,544)	430,021
Noncontrolling Interest	—	—	—	—	141,501	141,501
Total Liabilities and Equity	$1,234,023	$1,864,916	$471,771	$116,170	$(919,839)	$2,767,041

Income Statement for the Three Months Ended March 31, 2018 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Revenue and Other Income:
Coal Revenue	$—	$263,257	$87,752	$—	$—	$351,009
Terminal Revenue	—	15,221	—	—	—	15,221
Freight Revenue	—	13,415	4,472	—	—	17,887
Miscellaneous Other Income	90,304	11,018	2,201	—	(77,636)	25,887
Gain on Sale of Assets	—	178	76	—	—	254
Total Revenue and Other Income	90,304	303,089	94,501	—	(77,636)	410,258
Costs and Expenses:
Operating and Other Costs	—	176,820	52,287	695	—	229,802
Depreciation, Depletion and Amortization	—	38,657	10,814	—	—	49,471
Freight Expense	—	13,415	4,472	—	—	17,887
Selling, General and Administrative Costs	—	10,464	3,020	—	—	13,484
Loss on Debt Extinguishment	1,426	—	—	—	—	1,426
Interest Expense, net	20,285	944	(184)	—	—	21,045
Total Costs And Expenses	21,711	240,300	70,409	695	—	333,115
Earnings (Loss) Before Income Tax	68,593	62,789	24,092	(695)	(77,636)	77,143
Income Tax Expense	6,185	—	—	—	—	6,185
Net Income (Loss)	62,408	62,789	24,092	(695)	(77,636)	70,958
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	8,550	8,550
Net Income (Loss) Attributable to CONSOL Energy Inc. Shareholders	$62,408	$62,789	$24,092	$(695)	$(86,186)	$62,408

Balance Sheet at December 31, 2018:

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$234,536	$138	$1,003	$—	$—	$235,677
Restricted Cash	14,557	—	—	14,701	—	29,258
Accounts and Notes Receivable:
Trade	—	—	—	87,589	—	87,589
Other Receivables	24,352	15,935	1,068	—	—	41,355
Inventories	—	37,580	11,066	—	—	48,646
Prepaid Expenses and Other Assets	10,883	15,451	5,096	—	—	31,430
Total Current Assets	284,328	69,104	18,233	102,290	—	473,955
Property, Plant and Equipment:
Property, Plant and Equipment	—	3,891,873	946,298	—	—	4,838,171
Less-Accumulated Depreciation, Depletion and Amortization	—	2,204,896	526,747	—	—	2,731,643
Total Property, Plant and Equipment-Net	—	1,686,977	419,551	—	—	2,106,528
Other Assets:
Deferred Income Taxes	77,545	—	—	—	—	77,545
Affiliated Credit Facility	141,129	—	—	—	(141,129)	—
Investment in Affiliates	605,981	—	—	—	(605,981)	—
Other	40,760	47,031	14,908	—	—	102,699
Total Other Assets	865,415	47,031	14,908	—	(747,110)	180,244
Total Assets	$1,149,743	$1,803,112	$452,692	$102,290	$(747,110)	$2,760,727
Liabilities and Equity:
Current Liabilities:
Accounts Payable	$(721)	$102,995	$24,834	$—	$3,822	$130,930
Accounts Payable (Recoverable)-Related Parties	(2,291)	36,220	3,831	87,593	(125,353)	—
Current Portion of Long-Term Debt	8,157	11,139	3,503	—	112,013	134,812
Other Accrued Liabilities	92,534	105,806	31,916	—	(3,822)	226,434
Total Current Liabilities	97,679	256,160	64,084	87,593	(13,340)	492,176
Long-Term Debt:	577,957	151,202	146,196	—	(141,129)	734,226
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	441,246	—	—	—	441,246
Pneumoconiosis Benefits	—	160,741	4,260	—	—	165,001
Asset Retirement Obligations	—	226,209	9,775	—	—	235,984
Workers’ Compensation	—	56,623	3,119	—	—	59,742
Salary Retirement	64,172	—	—	—	—	64,172
Other	—	16,051	518	—	—	16,569
Total Deferred Credits and Other Liabilities	64,172	900,870	17,672	—	—	982,714
Total CONSOL Energy Inc. Stockholders’ Equity	409,935	494,880	224,740	14,697	(734,317)	409,935
Noncontrolling Interest	—	—	—	—	141,676	141,676
Total Liabilities and Equity	$1,149,743	$1,803,112	$452,692	$102,290	$(747,110)	$2,760,727

Condensed Statement of Cash Flows for the Three Months Ended March 31, 2019 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$107,358	$(50,405)	$25,218	$—	$—	$82,171
Cash Flows from Investing Activities:
Capital Expenditures	—	(26,078)	(8,093)	—	—	(34,171)
Proceeds from Sales of Assets	—	311	—	—	—	311
(Investments in), net of Distributions from, Subsidiaries	(65,421)	74,267	—	—	(8,846)	—
Net Cash (Used in) Provided by Investing Activities	(65,421)	48,500	(8,093)	—	(8,846)	(33,860)
Cash Flows from Financing Activities:
Payments on Finance Leases	—	(3,599)	(938)	—	—	(4,537)
Net (Payments on) Proceeds from Related Party Long-Term Notes	—	—	(1,500)	—	1,500	—
Proceeds from Term Loan A	26,250	—	—	—	—	26,250
Payments on Term Loan B	(122,375)	—	—	—	—	(122,375)
Buyback of Second Lien Notes	(7,000)	—	—	—	—	(7,000)
Distributions to Noncontrolling Interest	—	—	(14,405)	—	8,846	(5,559)
Shares/Units Withheld for Taxes	—	(3,863)	(880)	—	—	(4,743)
Debt-Related Financing Fees	(18,514)	—	—	—	—	(18,514)
Net Cash (Used in) Provided by Financing Activities	$(121,639)	$(7,462)	$(17,723)	$—	$10,346	$(136,478)

Condensed Statement of Cash Flows for the Three Months Ended March 31, 2018 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(2,305)	$88,774	$29,264	$—	$—	$115,733
Cash Flows from Investing Activities:
Capital Expenditures	—	(17,027)	(4,929)	—	—	(21,956)
Proceeds from Sales of Assets	—	318	75	—	—	393
(Investments in), net of Distributions from, Subsidiaries	(2,048)	2,048	—	—	—	—
Net Cash Used in Investing Activities	(2,048)	(14,661)	(4,854)	—	—	(21,563)
Cash Flows from Financing Activities:
Payments on Finance Leases	—	(999)	(367)	—	—	(1,366)
Net (Payments on) Proceeds from Related Party Long-Term Notes	—	—	(9,583)	—	9,583	—
Payments on Term Loan A	(15,000)	—	—	—	—	(15,000)
Payments on Term Loan B	(1,000)	—	—	—	—	(1,000)
Buyback of Second Lien Notes	(10,000)	—	—	—	—	(10,000)
Distributions to Noncontrolling Interest	—	—	(14,346)	—	8,759	(5,587)
Shares/Units Withheld for Taxes	—	(1,889)	(899)	—	—	(2,788)
Intercompany Contributions/(Distributions)	72,317	(72,317)	—	—	—	—
Spin Distribution to CNX Resources	(1,595)	(16,639)	—	—	—	(18,234)
Repurchases of Common Stock	(1,285)	—	—	—	—	(1,285)
Debt-Related Financing Fees	(755)	(415)	—	—	—	(1,170)
Net Cash Provided by (Used in) Financing Activities	$42,682	$(92,259)	$(25,195)	$—	$18,342	$(56,430)

Statement of Comprehensive Income for the Three Months Ended March 31, 2019 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non- Guarantor	Elimination	Consolidated
Net Income (Loss)	$14,435	$35,406	$15,220	$(415)	$(44,343)	$20,303
Other Comprehensive Income:
Net Actuarial Gain	2,461	—	(1)	—	—	2,460
Other Comprehensive Income	2,461	—	(1)	—	—	2,460
Comprehensive Income (Loss)	16,896	35,406	15,219	(415)	(44,343)	22,763
Less: Comprehensive Income Attributable to Noncontrolling Interest	—	—	—	—	5,867	5,867
Comprehensive Income (Loss) Attributable to CONSOL Energy Inc. Shareholders	$16,896	$35,406	$15,219	$(415)	$(50,210)	$16,896

Statement of Comprehensive Income for the Three Months Ended March 31, 2018 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non- Guarantor	Elimination	Consolidated
Net Income (Loss)	$62,408	$62,789	$24,092	$(695)	$(77,636)	$70,958
Other Comprehensive Income (Loss):
Net Actuarial Gain (Loss)	3,999	—	(2)	—	—	3,997
Other Comprehensive Income (Loss)	3,999	—	(2)	—	—	3,997
Comprehensive Income (Loss)	66,407	62,789	24,090	(695)	(77,636)	74,955
Less: Comprehensive Income Attributable to Noncontrolling Interest	—	—	—	—	8,548	8,548
Comprehensive Income (Loss) Attributable to CONSOL Energy Inc. Shareholders	$66,407	$62,789	$24,090	$(695)	$(86,184)	$66,407

NOTE 17—RELATED PARTY TRANSACTIONS:

Transactions with the Company's Former Parent (2017)

Transition Services Agreements

The Company entered into a transition services agreement and certain other agreements in connection with the separation and distribution agreement with its former parent to cover certain continued corporate services provided by the Company and its former parent to each other following the completion of the separation and distribution. In connection with the separation and distribution, the Company began to set up its own corporate functions, and pursuant to the transition services agreement, its former parent provided various corporate support services, including certain accounting, human resources, information technology, office and building, risk, security, tax and treasury, building security and tax services, as well as certain regulatory compliance services required during the period in which the Company remained a majority-owned subsidiary of its former parent. The charges associated with these services were not material during the three months ended March 31, 2019 and 2018, and are consistent with expenses that the Company's former parent has historically allocated or incurred with respect to such services. The transition services agreement with the Company's former parent expired in February 2019.

Former Parent Receivables and Payables

At March 31, 2019 and December 31, 2018, the Company had a payable to its former parent of $109 and $235, respectively, recorded in Accounts Payable on the Unaudited Consolidated Balance Sheets. The Company also had a receivable from its former parent of $6,414 and $11,788, of which $6,414 and $5,500 was recorded in Other Receivables on the Unaudited Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, respectively. Additionally, $6,288 was included in Other Assets on the Consolidated Balance Sheet at December 31, 2018. These items relate to the reimbursement of the one-time transaction costs as well as other reimbursements per the terms of the separation and distribution agreement.

During the year ended December 31, 2018, the Company paid its former parent $18,234 related to the final settlement of shared, spin-related fees. Per the separation and distribution agreement, these costs were split equally by the two companies. These costs consisted of consulting and professional fees associated with preparing for and executing the separation and distribution, as well as various other items.

CONSOL Coal Resources LP

CONSOL Energy, certain of its subsidiaries and the Partnership are party to an Omnibus Agreement, dated September 30, 2016, as amended on November 28, 2017 (the “Omnibus Agreement”). Under the Omnibus Agreement, CONSOL Energy provides the Partnership with certain services in exchange for payments by the Partnership for those services.

On November 28, 2017, the Company entered into an Affiliated Company Credit Agreement with the Partnership and certain of its subsidiaries (the Partnership Credit Parties) under which the Company provides as lender a revolving credit facility in an aggregate principal amount of up to $275 million to the Partnership Credit Parties. In connection with the completion of the separation, the Partnership drew an initial $201 million, the net proceeds of which were used to repay outstanding amounts under CCR's $400 million senior secured revolving credit facility with certain lenders and PNC Bank, National Association (“PNC”), as administrative agent (the “Original CCR Credit Facility”), and to provide working capital for the Partnership following the separation and for other general corporate purposes. The Original CCR Credit Facility was then terminated.

On March 28, 2019, the Affiliated Company Credit Agreement was amended to extend the maturity date from February 27, 2023 to December 28, 2024. Interest accrues at a rate ranging from 3.75% to 4.75%, subject to the Partnership's net leverage ratio. For the three months ended March 31, 2019 and 2018, $1,796 and $2,134 of interest expense is included in the Unaudited Consolidated Statements of Income, respectively. The collateral obligations under the Affiliated Company Credit Agreement generally mirror the Original CCR Credit Facility, as does the list of entities that will act as guarantors thereunder. The Affiliated Company Credit Agreement is subject to financial covenants relating to a maximum first lien gross leverage ratio and a maximum total net leverage ratio, which will be calculated on a consolidated basis for the Partnership and its restricted subsidiaries at the end of each fiscal quarter. The Partnership was in compliance with each of these financial covenants at March 31, 2019. The Affiliated Company Credit Agreement also contains a number of customary affirmative covenants and negative covenants, including limitations on the ability of the Partnership to incur additional indebtedness, grant liens, and make investments, acquisitions, dispositions, restricted payments, and prepayments of junior indebtedness (subject to certain limited exceptions).

CCR is a party to a number of other agreements with CONSOL Energy, or its subsidiaries, that are described in detail in the section titled “Agreements with Affiliates” in Item 13 of CCR’s Form 10-K filed on February 8, 2019.

Charges for services from the Company to CCR include the following:

	For the Three Months Ended March 31,
	2019	2018
Operating and Other Costs	$763	$685
Selling, General and Administrative Costs	3,056	1,645
Total Services from CONSOL Energy	$3,819	$2,330

Operating and Other Costs include pension service costs and insurance expenses. Selling, General and Administrative Costs include charges for incentive compensation, an annual administrative support fee and reimbursement for the provision of certain management and operating services provided by the Company.

At March 31, 2019 and December 31, 2018, CCR had a net payable to the Company in the amount of $6,002 and $3,831, respectively. This payable includes reimbursements for business expenses, executive fees, stock-based compensation and other items under the Omnibus Agreement.

In July 2018, CONSOL Energy Inc.'s Board of Directors approved an expansion of the stock and debt repurchase program (see Note 18 - Stock, Unit and Debt Repurchase). The program expansion allows the Company to use up to $25 million of the program to purchase CONSOL Coal Resources LP's outstanding common units in the open market. During the three months ended March 31, 2019, none of the Partnership's common units were purchased under this program.

NOTE 18—STOCK, UNIT AND DEBT REPURCHASE:

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

During the three months ended March 31, 2019 and 2018, the Company repurchased approximately $7,000 and $10,000 of its 11.00% Senior Secured Second Lien Notes due 2025, respectively. No common shares were repurchased and no common Partnership units were purchased under this program during the three months ended March 31, 2019. During the three months ended March 31, 2018, 44,000 shares of the Company's common stock were repurchased and retired at an average price of $29.19 per share. No common Partnership units were purchased under this program during the three months ended March 31, 2018.

NOTE 19—SUBSEQUENT EVENTS:

On April 25, 2019, the Board of Directors of CCR's general partner declared a cash distribution of $0.5125 per unit to CCR's limited partner unitholders and the holder of the general partner interest. The cash distribution will be paid on May 15, 2019 to the unitholders of record at the close of business on May 7, 2019.

In May 2019, CONSOL Energy Inc.'s Board of Directors approved an expansion of the stock, unit and debt repurchase program. The aggregate amount of the program's expansion is $75 million, bringing the total amount of the Company's stock, unit and debt repurchase program to $175 million. The Company's Board of Directors also approved extending the termination date of the program, from June 30, 2019 to June 30, 2020. In accordance with the Company's credit facility covenants as of March 31, 2019, CONSOL Energy cannot use more than $50 million for the purchase of CONSOL Coal Resources LP's outstanding common units in the open market. The program's available capacity as of May 8, 2019 is $110,170.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in conjunction with the Unaudited Consolidated Financial Statements and corresponding notes included elsewhere in this Form 10-Q. In addition, this Form 10-Q report should be read in conjunction with the Consolidated Financial Statements for the three-year period ended December 31, 2018 included in CONSOL Energy Inc.'s Form 10-K, filed on February 8, 2019. This MD&A contains forward-looking statements and the matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those projected or implied in the forward-looking statements. Please see “Risk Factors” and “Cautionary Statement Concerning Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

All amounts discussed are in millions of U.S. dollars, unless otherwise indicated.

The Separation and Distribution

On November 28, 2017, CONSOL Energy was separated from its former parent to become an independent, publicly-traded coal company. As part of the separation, the following assets of the Company's former parent were transferred to CONSOL Energy (collectively, the “Coal Business”): (i) its interest in the Pennsylvania Mining Complex, and certain related coal assets, (ii) its ownership interest in CNX Coal Resources LP, which owns a 25% undivided interest in PAMC, (iii) the CONSOL Marine Terminal and, (iv) undeveloped coal reserves (Greenfield Reserves) located in the Northern Appalachian, Central Appalachian and Illinois basins and certain related coal assets and liabilities. Following the separation, shares of the Company's common stock began “regular-way” trading on the New York Stock Exchange on November 29, 2017 under the symbol “CEIX”.

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

Coal from the PAMC is valued because of its high energy content (as measured in Btu per pound), relatively low levels of sulfur and other impurities, and strong thermoplastic properties that enable it to be used in metallurgical as well as thermal applications. We take advantage of these desirable quality characteristics and our extensive logistical network, which is directly served by both the Norfolk Southern and CSX railroads, to aggressively market our product to a broad base of strategically selected, top-performing power plant customers in the eastern United States. We also capitalize on the operational synergies afforded by the CONSOL Marine Terminal to export our coal to thermal and metallurgical end-users in Europe, Asia, South America, and Africa, as well as Canada.

Our operations, including the PAMC and the CONSOL Marine Terminal, have consistently generated strong cash flows. As of December 31, 2018, the PAMC controls 698.5 million tons of high-quality Pittsburgh seam reserves, enough to allow for approximately 25 years of full-capacity production. In addition, we own or control approximately 1.6 billion tons of Greenfield Reserves located in the Northern Appalachian (“NAPP”), the Central Appalachian (“CAPP”) and the Illinois Basins (“ILB”), which we believe could provide a solid growth platform in the future. Our vision is to maximize cash flow generation through the safe, compliant, and efficient operation of this core asset base, while strategically reducing debt, returning capital through share buybacks or dividends, and, when prudent, allocating capital toward compelling growth opportunities.

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

•
CCR Ownership: CONSOL Energy owns, directly or indirectly, through CCR's general partner, 61.4% of the partnership, which is comprised of a 1.7% general partner interest and a 59.7% limited partner interest. At March 31, 2019, CCR's assets included a 25% undivided interest in, and full operational control over, the PAMC.

•
CONSOL Marine Terminal: Through our subsidiary CONSOL Marine Terminals LLC, we provide coal export terminal services through the Port of Baltimore. The terminal can either store coal or load coal directly into vessels from rail cars. It is also one of the few terminals in the United States served by two railroads, Norfolk Southern Corporation and CSX Transportation Inc.

•
Itmann Mine: Construction of the Itmann Mine, located in Wyoming County, West Virginia, is expected to begin in late 2019 or early 2020; full production is expected in 2021 upon the completion of a new preparation plant. The Company anticipates 600+ thousand tons per year of high-quality, low-vol coking coal production.

•	Greenfield Reserves: We own approximately 1.6 billion tons of high-quality, undeveloped coal reserves located in NAPP, CAPP, and the ILB.

These assets and the diverse markets they serve provide robust flexibility for generating cash across a wide variety of demand and pricing scenarios. This flexibility begins with the low-cost structure and optionality afforded by the PAMC. The three mines at the PAMC, which include the Bailey, Enlow Fork, and Harvey mines, produce coal from the Pittsburgh No. 8 Coal Seam using longwall mining, a highly automated underground mining technique that produces large volumes of coal at lower costs compared to alternative mining methods. These three mines collectively operate five longwalls, and the production from all three mines is processed at a single, centralized preparation plant, which is connected via conveyor belts to each mine. The Central Preparation Plant, which can clean and process up to 8,200 raw tons of coal per hour, provides economies of scale while also maintaining the ability to segregate and blend coal based on quality. This infrastructure enables us to tailor our production levels and quality specifications to meet market demands. It also results in a highly productive, low-cost operation as compared to other NAPP coal mines. The PAMC is the most productive and efficient coal mining complex in NAPP. For the year ending December 31, 2018, productivity averaged 7.62 tons of coal per employee hour, compared with an average of 5.18 tons per employee hour for all other currently-operating NAPP longwalls. Our high productivity helps drive a low cost structure. Our efficiency strengthens our margins throughout the commodity cycle, and has allowed us to continue to generate positive margins even in challenging pricing environments.

Coal from the PAMC is versatile in that it can be sold either domestically or abroad, in the thermal coal market or as a crossover product in the high-volatile metallurgical coal market. We have a well-established and diverse blue chip customer base, comprised primarily of domestic electric-power-producing companies located in the eastern United States. For 2019 and 2020, our contracted position, as of May 8, 2019, is at >95% and 71%, respectively, assuming a 27 million ton annual coal sales volume. We believe our committed and contracted position is well-balanced in hedging against market downside risk while allowing us to continue to build out our customer portfolio strategically and opportunistically as the market evolves.

Q1 2019 Highlights:

•
PAMC employees improved their safety performance by 70% compared to the year-ago quarter. The central preparation plant and CONSOL Marine Terminal continued their strong safety performance with an incident-free quarter.

•	Net income of $20 million

•	Reduced total debt by $100 million during the quarter

•	Amended and paid down debt to lower the Company's annual expected interest expense by $15 million, improve operational and financial flexibility, extend maturities and boost liquidity

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

Reconciliation of Non-GAAP Financial Measures

We evaluate our cost of coal sold and cash cost of coal sold on a cost per ton basis. Our cost of coal sold per ton represents our costs of coal sold divided by the tons of coal we sell. We define cost of coal sold as operating and other production costs related to produced tons sold, along with changes in coal inventory, both in volumes and carrying values. The cost of coal sold per ton includes items such as direct operating costs, royalty and production taxes, direct administration costs, and depreciation, depletion and amortization costs on production assets. Our costs exclude any indirect costs, such as selling, general and administrative costs, freight expenses, interest expenses, depreciation, depletion and amortization costs on non-production assets and other costs not directly attributable to the production of coal. The GAAP measure most directly comparable to cost of coal sold is total costs and expenses. The cash cost of coal sold includes cost of coal sold less depreciation, depletion and amortization cost on production assets. The GAAP measure most directly comparable to cash cost of coal sold is total costs and expenses.

The following table presents a reconciliation of cost of coal sold and cash cost of coal sold to total costs and expenses, the most directly comparable GAAP financial measure, on a historical basis for each of the periods indicated (in thousands).

	Three Months Ended March 31,
	2019	2018
Total Costs and Expenses	$351,160	$333,115
Freight Expense	(6,662)	(17,887)
Selling, General and Administrative Costs	(21,923)	(13,484)
Loss on Debt Extinguishment	(23,143)	(1,426)
Interest Expense, net	(18,596)	(21,045)
Other Costs (Non-Production)	(30,793)	(36,758)
Depreciation, Depletion and Amortization (Non-Production)	(8,165)	(8,375)
Cost of Coal Sold	$241,878	$234,140
Depreciation, Depletion and Amortization (Production)	(42,559)	(41,096)
Cash Cost of Coal Sold	$199,319	$193,044

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

	Three Months Ended March 31,
	2019	2018
Total Coal Revenue	$332,502	$351,009
Operating and Other Costs	230,112	229,802
Less: Other Costs (Non-Production)	(30,793)	(36,758)
Cash Cost of Coal Sold	199,319	193,044
Add: Depreciation, Depletion and Amortization	50,724	49,471
Less: Depreciation, Depletion and Amortization (Non-Production)	(8,165)	(8,375)
Cost of Coal Sold	$241,878	$234,140
Total Tons Sold (in millions)	6.7	6.6
Average Revenue per Ton Sold	$49.38	$52.98
Average Cash Cost per Ton Sold	29.71	29.21
Depreciation, Depletion and Amortization Costs per Ton Sold	6.21	6.13
Average Cost per Ton Sold	35.92	35.34
Average Margin per Ton Sold	13.46	17.64
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	6.21	6.13
Average Cash Margin per Ton Sold	$19.67	$23.77

Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018

Net Income Attributable to CONSOL Energy Inc. Shareholders

CONSOL Energy reported net income attributable to CONSOL Energy Inc. shareholders of $14 million for the three months ended March 31, 2019, compared to net income attributable to CONSOL Energy Inc. shareholders of $62 million for the three months ended March 31, 2018.

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

The PAMC division had earnings before income tax of $64 million for the three months ended March 31, 2019, compared to earnings before income tax of $98 million for the three months ended March 31, 2018. Variances are discussed below.

	For the Three Months Ended
	March 31,
(in millions)	2019	2018	Variance
Revenue:
Coal Revenue	$333	$351	$(18)
Freight Revenue	7	18	(11)
Miscellaneous Other Income	5	9	(4)
Total Revenue and Other Income	345	378	(33)
Cost of Coal Sold:
Operating Costs	199	193	6
Depreciation, Depletion and Amortization	43	41	2
Total Cost of Coal Sold	242	234	8
Other Costs:
Other Costs	9	15	(6)
Depreciation, Depletion and Amortization	2	2	—
Total Other Costs	11	17	(6)
Freight Expense	7	18	(11)
Selling, General and Administrative Costs	21	11	10
Total Costs and Expenses	281	280	1
Earnings Before Income Tax	$64	$98	$(34)

Coal Production

The table below presents total tons produced (in thousands) from the Pennsylvania Mining Complex for the periods indicated:

	For the Three Months Ended March 31,
Mine	2019	2018	Variance
Bailey	2,947	3,813	(866)
Enlow Fork	2,830	2,017	813
Harvey	1,072	872	200
Total	6,849	6,702	147

Coal production was 6.8 million tons for the three months ended March 31, 2019, compared to 6.7 million tons for the three months ended March 31, 2018. Coal production increased slightly, due to increased production at the Enlow Fork mine, as geological conditions improved compared to the year-ago quarter, and at the Harvey mine. This was partially offset by reduced production at the Bailey mine, resulting from a longwall move and other operational delays.

Coal Operations

The PAMC division's coal revenue and cost components on a per unit basis for these periods were as follows:

	For the Three Months Ended March 31,
	2019	2018	Variance
Total Tons Sold (in millions)	6.7	6.6	0.1
Average Revenue per Ton Sold	$49.38	$52.98	$(3.60)

Average Cash Cost per Ton Sold	$29.71	$29.21	$0.50
Depreciation, Depletion and Amortization Costs per Ton Sold (Non-Cash Cost)	6.21	6.13	0.08
Total Costs per Ton Sold	$35.92	$35.34	$0.58
Average Margin per Ton Sold	$13.46	$17.64	$(4.18)
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	6.21	6.13	0.08
Average Cash Margin per Ton Sold (1)	$19.67	$23.77	$(4.10)
(1) Average cash margin per ton is an operating ratio derived from non-GAAP measures. See “How We Evaluate Our Operations - Reconciliation of Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to the most directly comparable GAAP measures.

Coal Revenue

Coal revenue was $333 million for the three months ended March 31, 2019, compared to $351 million for the three months ended March 31, 2018. The $18 million decrease was primarily attributable to a $3.60 lower average sales price per ton sold in the 2019 period, mainly driven by lower domestic netback pricing compared to the year-ago quarter.

Freight Revenue and Freight Expense

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services. Freight revenue is completely offset by freight expense. Freight revenue and freight expense were both $7 million for the three months ended March 31, 2019, compared to $18 million for the three months ended March 31, 2018. The $11 million decrease was due to decreased shipments to customers where the Company was contractually obligated to provide transportation services.

Miscellaneous Other Income

Miscellaneous other income was $5 million for the three months ended March 31, 2019, compared to $9 million for the three months ended March 31, 2018. The $4 million decrease was primarily attributable to a decrease in sales of externally purchased coal to blend and resell.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. The costs of coal sold include items such as direct operating costs, royalties and production taxes, employee-related expenses and depreciation, depletion, and amortization costs on production assets. Total cost of coal sold was $242 million for the three months ended March 31, 2019, or $8 million higher than the $234 million for the three months ended March 31, 2018. Total costs per ton sold were $35.92 per ton for the three months ended March 31, 2019, compared to $35.34 per ton for the three months ended March 31, 2018. The increase in the total cost of coal sold was primarily driven by increased project expenses and gas well plugging activities, partially offset by reduced lease/rental expense, as two operating leases were refinanced as finance leases in the first quarter of 2018. Since the fourth quarter of 2017, the Company has seen modest inflation in the cost of supplies that contain steel and other commodities for which prices are strengthening, as well as in the cost of contract labor. The Company has been successful in managing these inflationary pressures and keeping its overall cost increase to a minimum through productivity gains and automation.

Other Costs

Other costs include items that are assigned to the PAMC division but are not included in unit costs, such as coal reserve holding costs and purchased coal costs. Total other costs decreased $6 million in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease was primarily attributable to a decrease in current quarter costs related to externally purchased coal to blend and resell and demurrage charges incurred in the year-ago quarter.

Selling, General, and Administrative Costs

At March 31, 2019, CONSOL Energy was party to a service agreement with CCR that required CONSOL Energy to provide certain selling, general and administrative services to CCR. These services are paid monthly based on an agreed-upon fixed fee that is reset at least annually. See Note 17 - Related Party Transactions of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. An additional portion of CONSOL Energy's selling, general and administrative costs are allocated to the PAMC division, outside of the service agreement, based on a percentage of total revenue and a percentage of total projected capital expenditures. The amount of selling, general and administrative costs related to the PAMC division was $21 million for the three months ended March 31, 2019, compared to $11 million for the three months ended March 31, 2018. The $10 million increase in the period-to-period comparison was primarily related to accelerated non-cash amortization recorded in the current period for retiree-eligible employees who received awards under the Company's Performance Incentive Plan, as well as an increase in expenditures related to the conversion to and implementation of a different Enterprise Resource and Planning software.

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

Other business activities had a loss before income tax of $45 million for the three months ended March 31, 2019, compared to a loss before income tax of $21 million for the three months ended March 31, 2018. Variances are discussed below.

	For the Three Months Ended
	March 31,
(in millions)	2019	2018	Variance
Revenue:
Terminal Revenue	$18	$15	$3
Miscellaneous Other Income	8	17	(9)
Total Revenue and Other Income	26	32	(6)
Other Costs and Expenses:
Operating and Other Costs	22	22	—
Depreciation, Depletion and Amortization	6	7	(1)
Selling, General and Administrative Costs	1	2	(1)
Loss on Debt Extinguishment	23	1	22
Interest Expense, net	19	21	(2)
Total Other Costs and Expenses	71	53	18
Loss Before Income Tax	$(45)	$(21)	$(24)

Terminal Revenue

Terminal revenue consists of sales from the CONSOL Marine Terminal, which is located on 200 acres in the Port of Baltimore, Maryland and provides access to international coal markets. CONSOL Marine Terminal sales were $18 million for the three months ended March 31, 2019, compared to $15 million for the three months ended March 31, 2018. The $3 million increase in the period-to-period comparison was primarily attributable to additional revenue earned in the current period from one of the Company's customers. This customer's contractual arrangement contains a take-or-pay element, which provides a certain level of monthly throughput tons for a fixed amount.

Miscellaneous Other Income

Miscellaneous other income was $8 million for the three months ended March 31, 2019, compared to $17 million for the three months ended March 31, 2018. The $9 million decrease was primarily attributable to reduced royalty income related to non-operated coal properties as a result of a decrease in third party activity and lower coal prices during the three months ended March 31, 2019.

Operating and Other Costs

Operating and other costs were $22 million for the three months ended March 31, 2019 and 2018. Operating and other costs remained consistent in the period-to-period comparison as follows:

	For the Three Months Ended March 31,
(in millions)	2019	2018	Variance
Terminal Operating Costs	$6	$5	$1
Employee-Related Legacy Liability Expense	9	10	(1)
Lease Rental Expense	1	1	—
Coal Reserve Holding Costs	—	1	(1)
Closed and Idle Mines	1	1	—
Litigation Expense	3	3	—
Other	2	1	1
Total Operating and Other Costs	$22	$22	$—

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased $1 million in the period-to-period comparison due to changes in the Company's asset retirement obligations.

Selling, General, and Administrative Costs

Selling, general, and administrative costs are allocated to the Company's Other division based on a percentage of total revenue and a percentage of total projected capital expenditures. The decrease of $1 million is a result of decreases in the portion of selling, general and administrative expenses allocated to the Other division due to various transactions that occurred throughout both periods, none of which were individually material.

Loss on Debt Extinguishment

Loss on debt extinguishment of $23 million was recognized in the three months ended March 31, 2019 due to the open market repurchases of the 11.00% Senior Secured Second Lien Notes due 2025, the $110 million required repayment on the Term Loan B Facility, and the refinancing of the Company's Revolving Credit Facility, Term Loan A Facility and Term Loan B Facility. See Note 12 - Long-Term Debt in the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information. Loss on debt extinguishment of $1 million was recognized in the three months ended March 31, 2018 due to accelerated payments made on the Term Loan A Facility and the open market repurchases of the 11.00% Senior Secured Second Lien Notes due 2025.

Interest Expense, net

Interest expense, net of amounts capitalized, is comprised of interest on the Company's Senior Secured Credit Facilities, the 11.00% Senior Secured Second Lien Notes and interest on the 5.75% MEDCO Revenue Bonds. Interest expense, net of amounts capitalized, decreased $2 million in the period-to-period comparison, primarily related to the $110 million required repayment on the Term Loan B Facility, as well as the refinancing of the Company's Revolving Credit Facility, Term Loan A Facility and Term Loan B Facility, both of which occurred during the three months ended March 31, 2019.

Liquidity and Capital Resources

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

The Company expects to generate adequate cash flow from operations in 2019, through continued demand from the export and domestic thermal markets and consistent cost control measures. The Company started construction on the coarse refuse disposal area project in 2017, which is expected to continue through 2021. The Company's 2019 capital needs are expected to be between $155 million to $185 million, which is increased from 2018 levels due to additional expected capital expenditures related to the Itmann project, airshaft construction projects, as well as additional belt system related expenditures.

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

The Company owns an undivided interest in 75% of the PAMC and the Partnership owns the remaining undivided 25% interest of the PAMC. As of March 31, 2019, the Company had a 61.4% economic ownership interest in the Partnership through its various holdings of the general partner and limited partnership interests of the Partnership.

Cash Flows (in millions)

	For the Three Months Ended March 31,
	2019	2018	Change
Cash Provided by Operating Activities	$82	$116	$(34)
Cash Used in Investing Activities	$(34)	$(22)	$(12)
Cash Used in Financing Activities	$(136)	$(56)	$(80)

Cash provided by operating activities decreased $34 million in the period-to-period comparison, primarily due to a $51 million decrease in net income, offset by changes in stock/unit-based compensation expense, loss on debt extinguishment, deferred taxes and other working capital changes that occurred throughout both periods.

Cash used in investing activities increased $12 million in the period-to-period comparison. Capital expenditures increased primarily due to an increase in airshaft construction projects, additional belt system related expenditures, and expenditures related to the conversion to and implementation of a new Enterprise Resource and Planning software.

	For the Three Months Ended March 31,
	2019	2018	Change
Building and Infrastructure	$15	$6	$9
Equipment Purchases and Rebuilds	7	5	2
Refuse Storage Area	7	8	(1)
IS&T Infrastructure	3	1	2
Other	2	2	—
Total Capital Expenditures	$34	$22	$12

Cash used in financing activities increased $80 million in the period-to-period comparison. During the three months ended March 31, 2019, total payments of $129 million were made on the Company's Term Loan B Facility and 11.00% Senior Secured Second Lien Notes, which included the required excess cash flow repayment of $110 million on the Term Loan B Facility (see Note 12 - Long-Term Debt for additional information). The Company also received additional proceeds on its Term Loan A Facility in the amount of $26 million as a result of the debt refinancing that occurred during the three months ended March 31, 2019, which also included financing-related fees and charges of approximately $19 million.

During the three months ended March 31, 2018, total payments of $26 million were made on the Company's Term Loan A Facility, Term Loan B Facility and 11.00% Senior Secured Second Lien Notes. Also during the three months ended March 31, 2018, the Company paid its former parent $18 million related to the final settlement of shared, spin-related fees.

Senior Secured Credit Facilities

In November 2017, the Company entered into a revolving credit facility with commitments up to $300 million (the “Revolving Credit Facility”), a Term Loan A Facility of up to $100 million (the “TLA Facility”) and a Term Loan B Facility of up to $400 million (the “TLB Facility”, and together with the Revolving Credit Facility and the TLA Facility, the “Senior Secured Credit Facilities”). On March 28, 2019, the Company amended the Senior Secured Credit Facilities (the “amendment”) to increase the borrowing commitment of the Revolving Credit Facility to $400 million and reallocate the principal amounts outstanding under the TLA Facility and TLB Facility. As a result, the principal amount outstanding under the TLA Facility is now $100 million and the principal amount outstanding under the TLB Facility is now $275 million. Borrowings under the Company's Senior Secured Credit Facilities bear interest at a floating rate which can be, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) an alternate base rate plus an applicable margin. The applicable margin for the Revolving Credit Facility and TLA Facility depends on the total net leverage ratio, whereas the applicable margin for the TLB Facility is fixed. The amendment reduced the applicable margin by 50 basis points on both the Revolving Credit Facility and the TLA Facility, and by 150 basis points on the TLB Facility. The amendment also extended the maturity dates of the Senior Secured Credit Facilities. The maturity date of the Revolving Credit and TLA Facilities was extended from November 28, 2021 to March 28, 2023. The TLB Facility's maturity date was extended from November 28, 2022 to September 28, 2024. Beginning in June 2019, the TLA Facility will be amortized in equal quarterly installments of (i) 3.75% of the original principal amount thereof, for the first four quarterly installments, (ii) 6.25% of the original principal amount thereof for the subsequent eight quarterly installments and (iii) 8.75% of the original principal amount thereof for the quarterly installments thereafter, with the remaining balance due at final maturity. Beginning in

June 2019, the TLB Facility will be amortized in equal quarterly installments in an amount equal to 0.25% per annum of the amended principal amount thereof, with the remaining balance due at final maturity.

Obligations under the Senior Secured Credit Facilities are guaranteed by (i) all owners of the 75% undivided economic interest in the PAMC held by the Company, (ii) any other members of the Company’s group that own any portion of the collateral securing the Revolving Credit Facility, and (iii) subject to certain customary exceptions and agreed materiality thresholds, all other existing or future direct or indirect wholly owned restricted subsidiaries of the Company (excluding the Partnership and its wholly-owned subsidiaries). The obligations are secured by, subject to certain exceptions (including a limitation of pledges of equity interests in certain subsidiaries and certain thresholds with respect to real property), a first-priority lien on (i) the Company’s 75% undivided economic interest in the Pennsylvania Mining Complex, (ii) the limited partner units of the Partnership held by the Company, (iii) the equity interests in CONSOL Coal Resources GP LLC held by the Company (iv) the CONSOL Marine Terminal and (v) the 1.6 billion tons of Greenfield Reserves. The Senior Secured Credit Facilities contain a number of customary affirmative covenants. In addition, the Senior Secured Credit Facilities contain a number of negative covenants, including (subject to certain exceptions) limitations on (among other things): indebtedness, liens, investments, acquisitions, dispositions, restricted payments, and prepayments of junior indebtedness. The amendment expanded the covenants relating to finance leases, general investments, joint venture investments and annual share repurchase baskets. The amendment also amended the restricted payments covenant to permit up to a $50 million annual dividend.

The Revolving Credit Facility and TLA Facility also include financial covenants, including (i) a maximum first lien gross leverage ratio, (ii) a maximum total net leverage ratio, and (iii) a minimum fixed charge coverage ratio. CONSOL Energy must maintain a maximum first lien gross leverage ratio covenant of no more than 2.00 to 1.00, measured quarterly, stepping down to 1.75 to 1.00 in March 2020. The maximum first lien gross leverage ratio is calculated as the ratio of Consolidated First Lien Debt to Consolidated EBITDA, excluding the Partnership. The maximum first lien gross leverage ratio was 1.12 to 1.00 at March 31, 2019. CONSOL Energy must maintain a maximum total net leverage ratio covenant of no more than 3.00 to 1.00, measured quarterly, stepping down to 2.75 to 1.00 in March 2020. The maximum total net leverage ratio is calculated as the ratio of Consolidated Indebtedness, minus Cash on Hand, to Consolidated EBITDA, excluding the Partnership. The maximum total net leverage ratio was 1.71 to 1.00 at March 31, 2019. Consolidated EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations, non-cash charges related to legacy employee liabilities and gains and losses on debt extinguishment, and includes cash distributions received from the Partnership and subtracts cash payments related to legacy employee liabilities. The facilities also include a minimum fixed charge coverage covenant of no less than 1.10 to 1.00, measured quarterly. The minimum fixed charge coverage ratio is calculated as the ratio of Consolidated EBITDA to Consolidated Fixed Charges, excluding the Partnership. Consolidated Fixed Charges, as used in the covenant calculation, include cash interest payments, cash payments for income taxes, scheduled debt repayments, dividends paid, and Maintenance Capital Expenditures. The minimum fixed charge coverage ratio was 1.79 to 1.00 at March 31, 2019.

The TLB Facility also includes a financial covenant that requires the Company to repay a certain amount of its borrowings under the TLB Facility within ten business days after the date it files its Form 10-K with the Securities and Exchange Commission if the Company has excess cash flow (as defined in the credit agreement for the Senior Secured Credit Facilities) during the year covered by the applicable Form 10-K. During the three months ended March 31, 2019, CONSOL Energy made the required repayment of approximately $110 million based on the amount of the Company's excess cash flow as of December 31, 2018. For fiscal year 2018, such repayment was equal to 75% of the Company’s excess cash flow less any voluntary prepayments of its borrowings under the TLB Facility made by the Company during 2018. For all subsequent fiscal years, the required repayment is equal to a certain percentage of the Company’s excess cash flow for such year, ranging from 0% to 75% depending on the Company’s total net leverage ratio, less the amount of certain voluntary prepayments made by the Company, if any, under the TLB Facility during such fiscal year. The amendment reduced the maximum amount of the mandatory annual excess cash flow sweep under the TLB Facility by 25%.

The Senior Secured Credit Facilities contain customary events of default, including with respect to a failure to make payments when due, cross-default and cross-judgment default and certain bankruptcy and insolvency events.

At March 31, 2019, the Revolving Credit Facility had no borrowings outstanding and $51 million of letters of credit outstanding, leaving $349 million of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.

Securitization Facility

On November 30, 2017, (1)(i) CONSOL Marine Terminals LLC, as an originator of receivables, (ii) CONSOL Pennsylvania Coal Company LLC (“CONSOL Pennsylvania”), as an originator of receivables and as initial servicer of the receivables for itself and the other originators (collectively, the “Originators”), each a wholly owned subsidiary of CONSOL Energy, and (iii) CONSOL Funding LLC (the “SPV”), a Delaware special purpose entity and wholly owned subsidiary of CONSOL Energy, as buyer, entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) and (2)(i) CONSOL Thermal Holdings LLC, an indirect, wholly-owned subsidiary of the Partnership, as sub-originator (the “Sub-Originator”), and (ii) CONSOL Pennsylvania, as buyer and as initial servicer of the receivables for itself and the Sub-Originator, entered into a Sub-Originator Sale Agreement (the “Sub-Originator PSA”). In addition, on that date, the SPV entered into a Receivables Financing Agreement (the “Receivables Financing Agreement”) by and among (i) the SPV, as borrower, (ii) CONSOL Pennsylvania, as initial servicer, (iii) PNC Bank, as administrative agent, LC Bank and lender, and (iv) the additional persons from time to time party thereto as lenders. Together, the Purchase and Sale Agreement, the Sub-Originator PSA and the Receivables Financing Agreement establish the primary terms and conditions of an accounts receivable securitization program (the “Securitization”). In August 2018, the securitization facility was amended to, among other things, extend the term of the securitization facility for three years ending August 30, 2021.

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

At March 31, 2019, eligible accounts receivable totaled approximately $41 million. At March 31, 2019, the facility had no outstanding borrowings and $48 million of letters of credit outstanding, leaving no unused capacity. The Company posted $7 million of cash collateral to secure the difference in the outstanding letters of credit and the eligible accounts receivable. Cash collateral of $7 million is included in Restricted Cash in the Unaudited Consolidated Balance Sheets. Costs associated with the receivables facility totaled $382 thousand for the three months ended March 31, 2019. These costs have been recorded as financing fees which are included in Operating and Other Costs in the Unaudited Consolidated Statements of Income. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.

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

The Indenture contains covenants that will limit the ability of the Company and the Guarantors, to (i) incur, assume or guarantee additional indebtedness or issue preferred stock; (ii) create liens to secure indebtedness; (iii) declare or pay dividends on the Company’s common stock, redeem stock or make other distributions to the Company’s stockholders; (iv) make investments; (v) restrict dividends, loans or other asset transfers from the Company’s restricted subsidiaries; (vi) merge or consolidate, or sell, transfer, lease or dispose of substantially all of the Company’s assets; (vii) sell or otherwise dispose of certain assets, including equity interests in subsidiaries; (viii) enter into transactions with affiliates; and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If the Second Lien Notes achieve an investment grade rating from both Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. and no default under the Indenture exists, many of the foregoing covenants will terminate and cease to apply. The Indenture also contains customary events of default, including (i) default for 30 days in the payment when due of interest on the Notes; (ii) default in payment when due of principal of or premium, if any, on the Notes at maturity, upon redemption or otherwise; (iii) covenant defaults; (iv) cross-defaults to certain indebtedness and (v) certain events of bankruptcy or insolvency with respect to the Company or any of the Guarantors. If an event of default occurs and is continuing, the Trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Second Lien Notes may declare all the Notes to be due and payable immediately. If an event of default arises from certain events of bankruptcy or insolvency, with respect to the Company, any restricted subsidiary of the Company that is a significant subsidiary or any group of restricted subsidiaries of the Company that, taken together, would constitute a significant subsidiary, all outstanding Second Lien Notes will become due and payable immediately without further action or notice.

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

On March 28, 2019, the Affiliated Company Credit Agreement was amended to extend the maturity date from February 27, 2023 to December 28, 2024. The collateral obligations under the Affiliated Company Credit Agreement generally mirror the Original CCR Credit Facility, as does the list of entities that will act as guarantors thereunder. The Affiliated Company Credit Agreement is subject to financial covenants relating to a maximum first lien gross leverage ratio and a maximum total net leverage ratio, which will be calculated on a consolidated basis for the Partnership and its restricted subsidiaries at the end of each fiscal quarter. The Partnership was in compliance with each of these financial covenants at March 31, 2019. The Affiliated Company Credit Agreement also contains a number of customary affirmative covenants and negative covenants, including limitations on the ability of the Partnership to incur additional indebtedness, grant liens, and make investments, acquisitions, dispositions, restricted payments, and prepayments of junior indebtedness (subject to certain limited exceptions).
Contractual Obligations

CONSOL Energy is required to make future payments under various contracts. CONSOL Energy also has commitments to fund its pension plans, provide payments for other postretirement benefit plans, and fund capital projects. The following is a summary of the Company's significant contractual obligations at March 31, 2019 (in thousands):

	Payments due by Year
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase Order Firm Commitments	$1,210	$1,352	$—	$—	$2,562
Long-Term Debt	18,136	56,183	40,913	632,170	747,402
Interest on Long-Term Debt	60,815	117,705	110,104	77,598	366,222
Finance Lease Obligations	18,634	21,715	209	—	40,558
Operating Lease Obligations	23,245	45,947	19,033	20,539	108,764
Long-Term Liabilities—Employee Related (a)	57,931	110,296	106,786	454,542	729,555
Other Long-Term Liabilities (b)	167,460	49,410	31,974	157,237	406,081
Total Contractual Obligations (c)	$347,431	$402,608	$309,019	$1,342,086	$2,401,144
 _________________________

(a)
Employee related long-term liabilities include other post-employment benefits and work-related injuries and illnesses. Estimated salaried retirement contributions required to meet minimum funding standards under ERISA are excluded from the pay-out table due to the uncertainty regarding amounts to be contributed. CONSOL Energy does not expect to contribute to the pension plan in 2019.

(b)	Other long-term liabilities include mine reclamation and closure and other long-term liability costs.

(c)	The significant obligations table does not include obligations to taxing authorities due to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

Debt

At March 31, 2019, CONSOL Energy had total long-term debt and finance lease obligations of $784 million outstanding, including the current portion of long-term debt of $35 million. This long-term debt consisted of:

•
An aggregate principal amount of $275 million in connection with the Term Loan B (TLB) Facility, due in September 2024, less $1 million of unamortized bond discount. Borrowings under the TLB Facility bear interest at a floating rate.

•	An aggregate principal amount of $267 million of 11.00% senior secured second lien notes due in November 2025. Interest on the notes is payable May 15 and November 15 of each year.

•	An aggregate principal amount of $100 million in connection with the Term Loan A (TLA) Facility, due in March 2023. Borrowings under the TLA Facility bear interest at a floating rate.

•
An aggregate principal amount of $103 million of industrial revenue bonds which were issued to finance the Baltimore port facility and bear interest at 5.75% per annum and mature in September 2025. Interest on the industrial revenue bonds is payable March 1 and September 1 of each year. Payment of the principal and interest on the notes is guaranteed by CONSOL Energy.

•	Advance royalty commitments of $2 million with an average interest rate of 8.57% per annum.

•	An aggregate principal amount of $38 million of finance leases with a weighted average interest rate of 5.38% per annum.

At March 31, 2019, CONSOL Energy had no borrowings outstanding and approximately $51 million of letters of credit outstanding under the $400 million senior secured revolving credit facility. At March 31, 2019, CONSOL Energy had no borrowings outstanding and approximately $48 million of letters of credit outstanding under the $100 million securitization facility.
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

During the three months ended March 31, 2019, the Company repurchased approximately $7 million of its 11.00% Senior Secured Second Lien Notes due 2025. No common shares were repurchased and no common Partnership units were purchased under this program during the three months ended March 31, 2019.

Total Equity and Dividends

Total equity attributable to CONSOL Energy was $572 million at March 31, 2019 and $552 million at December 31, 2018. See the Unaudited Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.
The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy's Board of Directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CONSOL Energy's financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. The Company's senior secured credit facilities limit CONSOL Energy's ability to pay dividends up to $25 million annually, which increases to $50 million annually when the Company's total net leverage ratio is less than 1.50 to 1.00 and subject to an aggregate amount up to a cumulative credit calculation set forth in the facilities. The total net leverage ratio was 1.71 to 1.00 and the cumulative credit was approximately $92 million at March 31, 2019. The cumulative credit starts with $50 million and builds with excess cash flow commencing in 2018. The calculation of the total net leverage ratio excludes the Partnership. The credit facilities do not permit dividend payments in the event of default. The Indenture to the 11.00% Senior Secured Second Lien Notes limits dividends when the Company's total net leverage ratio exceeds 2.00 to 1.00 and subject to an amount not to exceed an annual rate of 4.0% of the quoted public market value per share of such common stock at the time of the declaration. The Indenture does not permit dividend payments in the event of default.
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
On April 25, 2019, the Board of Directors of CCR's general partner declared a cash distribution of $0.5125 per unit to CCR's limited partner unitholders and the holder of the general partner interest. The cash distribution will be paid on May 15, 2019 to the unitholders of record at the close of business on May 7, 2019.
Off-Balance Sheet Arrangements

CONSOL Energy does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on CONSOL Energy’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q. CONSOL Energy participates in the United Mine Workers of America (the “UMWA”) Combined Benefit Fund and the UMWA 1992 Benefit Plan which generally accepted accounting principles recognize on a pay-as-you-go basis. These benefit arrangements may result in additional liabilities that are not recognized on the Unaudited Consolidated Balance Sheet at March 31, 2019. The various multi-employer benefit plans are discussed in Note 16—Other Employee Benefit Plans in the Notes to the Consolidated Financial Statements in Item 8 of the December 31, 2018 Form 10-K. CONSOL Energy's total contributions under the Coal Industry Retiree Health Benefit Act of 1992 were $1,551 and $1,722 for the three months ended March 31, 2019 and 2018, respectively. Based on available information at December 31, 2018, CONSOL Energy's obligation for the UMWA Combined Benefit Fund and 1992 Benefit Plans is estimated to be approximately $70,859. CONSOL Energy also uses a combination of surety bonds, corporate guarantees and letters of credit to secure its financial obligations for employee-related, environmental, performance and various other items which are not reflected on the Unaudited Consolidated Balance Sheet at March 31, 2019. Management believes these items will expire without being funded. See Note 13—Commitments and Contingent Liabilities in the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CONSOL Energy.

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

•	a loss of our competitive position because of the competitive nature of coal industries, or a loss of our competitive position because of overcapacity in these industries impairing our profitability;

•	coal users switching to other fuels in order to comply with various environmental standards related to coal combustion emissions;

•	the impact of potential, as well as any adopted, regulations to address climate change, including any relating to greenhouse gas emissions on our operating costs as well as on the market for coal;

•	the effects of litigation seeking to hold energy companies accountable for the effects of climate change;

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to the Company's exposures to market risk since December 31, 2018.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy's principal executive officer and principal financial officer, evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CONSOL Energy's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2019 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy's management, including CONSOL Energy's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

During the fiscal quarter covered by this quarterly report on Form 10-Q, there was no change in the Company's internal controls over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

During the first quarter of fiscal year 2019, the Company completed the implementation of an enterprise resource planning (“ERP”) system and certain processes, and revised and updated the related controls. These changes did not materially affect the Company's internal control over financial reporting. As the Company implements the remaining functionality under this ERP system over the next year, it will continue to assess the impact on its internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

PART II: OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Refer to the first five paragraphs of Note 13 - Commitments and Contingent Liabilities within Part 1, Item 1 of this Form 10-Q, which is incorporated herein by reference.
ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this quarterly report, you should carefully consider the factors described in “Part 1 - Item 1A. Risk Factors” of CONSOL Energy's 2018 Form 10-K. These described risks are not the only risks the Company faces. Additional risks and uncertainties not currently known to CONSOL Energy or that the Company currently deems to be immaterial also may materially adversely affect CONSOL Energy's business, financial condition and/or operating results.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 4.    MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

ITEM 6.    EXHIBITS

Exhibits	Description	Method of Filing

10.1
Amendment No. 1, dated as of March 28, 2019, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term Loan A Lenders, Citibank, N.A., as administrative agent for the Term Loan B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the other Secured Parties referred to therein
Filed as Exhibit 10.1 to Form 8-K (file No. 001-38147) filed on April 3, 2019

10.2
Amendment No. 1, dated as of March 28, 2019, to Affiliated Company Credit Agreement, dated November 28, 2017, by and among CONSOL Coal Resources LP, certain of its affiliates party thereto, CONSOL Energy Inc. and PNC Bank, National Association
Filed as Exhibit 10.1 to Form 8-K (file No. 001-38147) filed on April 3, 2019

10.3	Letter Agreement by and between CONSOL Energy Inc. and James J. McCaffrey dated as of February 7, 2019	Filed herewith

10.4	Form of Notice of Restricted Stock Unit Award and Terms and Conditions	Filed herewith

10.5	Form of Notice of Performance-based Restricted Stock Unit Award and Terms and Conditions	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

95	Mine Safety and Health Administration Safety Data.	Filed herewith

101	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2019, furnished in XBRL).	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 8th day of May, 2019.

CONSOL ENERGY INC.

By:	/s/ JAMES A. BROCK
James A. Brock
Director, Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ DAVID M. KHANI
David M. Khani
Chief Financial Officer (Principal Financial Officer)

By:	/s/ JOHN M. ROTHKA
John M. Rothka
Chief Accounting Officer (Principal Accounting Officer)