Form 10-Q
period 2019-06-30
CONSOL Energy Inc.
filed 2019-08-06
CIK 1710366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2019
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

CONSOL Energy Inc. had 27,266,775 shares of common stock, $0.01 par value, outstanding at July 25, 2019.

IMPORTANT DEFINITIONS REFERENCED IN THIS QUARTERLY REPORT
Unless the context otherwise requires:

•	“CONSOL Energy,” “we,” “our,” “us,” “our Company” and “the Company” refer to CONSOL Energy Inc. and its subsidiaries;

•	“Btu” means one British Thermal unit;

•
“Coal Business” refers to all of our interest in the Pennsylvania Mining Complex (PAMC) and certain related coal assets, including our former parent’s ownership interest in the Partnership, which owns a 25% undivided interest in the PAMC, the CONSOL Marine Terminal and undeveloped coal reserves (Greenfield Reserves) located in the Northern Appalachian, Central Appalachian and Illinois basins and certain related coal assets and liabilities. “Coal Business” prior to November 28, 2017 refers to our former parent's interest in the Coal Business. References in this report to historical assets, liabilities, products, businesses or activities generally refer to the historical assets, liabilities, products, businesses or activities of the Coal Business as it was conducted as part of our former parent prior to the completion of the separation and distribution;

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

•
“Partnership” or “CCR” refers to a Delaware limited partnership that holds a 25% undivided interest in, and is the sole operator of, the Pennsylvania Mining Complex. Prior to November 28, 2017, the Partnership was named CNX Coal Resources LP and its common units traded on the New York Stock Exchange under the ticker “CNXC.” As part of the separation and distribution on November 28, 2017, the Partnership changed its name to CONSOL Coal Resources LP and changed its New York Stock Exchange ticker to “CCR”;

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

PART I : FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue and Other Income:	2019	2018	2019	2018
Coal Revenue	$350,620	$370,697	$683,123	$721,706
Terminal Revenue	16,708	16,659	34,526	31,880
Freight Revenue	3,854	17,444	10,516	35,331
Miscellaneous Other Income	12,194	10,369	25,486	36,256
Gain on Sale of Assets	933	104	1,272	358
Total Revenue and Other Income	384,309	415,273	754,923	825,531
Costs and Expenses:
Operating and Other Costs	253,448	248,195	483,561	477,997
Depreciation, Depletion and Amortization	46,151	54,961	96,875	104,432
Freight Expense	3,854	17,444	10,516	35,331
Selling, General and Administrative Costs	16,288	15,705	38,211	29,189
Loss on Debt Extinguishment	1,500	1,723	24,643	3,149
Interest Expense, net	16,046	21,504	34,642	42,549
Total Costs and Expenses	337,287	359,532	688,448	692,647
Earnings Before Income Tax	47,022	55,741	66,475	132,884
Income Tax (Benefit) Expense	(1,808)	3,032	(2,658)	9,217
Net Income	48,830	52,709	69,133	123,667
Less: Net Income Attributable to Noncontrolling Interest	5,550	7,547	11,418	16,097
Net Income Attributable to CONSOL Energy Inc. Shareholders	$43,280	$45,162	$57,715	$107,570

Earnings per Share:
Total Basic Earnings per Share	$1.57	$1.61	$2.10	$3.84
Total Dilutive Earnings per Share	$1.56	$1.58	$2.08	$3.78

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Income	$48,830	$52,709	$69,133	$123,667

Other Comprehensive Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: ($781), ($1,183), ($1,562), ($2,464))	2,459	4,182	4,919	8,179
Unrecognized Loss on Derivatives:
Unrealized Loss on Cash Flow Hedges (Net of tax: $84, $—, $84, $—)	(264)	—	(264)	—
Other Comprehensive Income	2,195	4,182	4,655	8,179

Comprehensive Income	$51,025	$56,891	$73,788	$131,846

Less: Comprehensive Income Attributable to Noncontrolling Interest	5,549	7,550	11,416	16,098

Comprehensive Income Attributable to CONSOL Energy Inc. Shareholders	$45,476	$49,341	$62,372	$115,748

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)
	June 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and Cash Equivalents	$155,672	$235,677
Restricted Cash	18,696	29,258
Accounts and Notes Receivable
Trade	110,454	87,589
Other Receivables	29,296	41,355
Inventories	51,191	48,646
Prepaid Expenses and Other Assets	31,044	31,430
Total Current Assets	396,353	473,955
Property, Plant and Equipment:
Property, Plant and Equipment	4,927,492	4,838,171
Less—Accumulated Depreciation, Depletion and Amortization	2,824,348	2,731,643
Total Property, Plant and Equipment—Net	2,103,144	2,106,528
Other Assets:
Deferred Income Taxes	91,837	77,545
Right of Use Asset - Operating Leases	82,105	—
Other	92,032	102,699
Total Other Assets	265,974	180,244
TOTAL ASSETS	$2,765,471	$2,760,727

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)
	June 30, 2019	December 31, 2018
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$130,881	$130,930
Current Portion of Long-Term Debt	37,974	134,812
Other Accrued Liabilities	239,019	226,434
Total Current Liabilities	407,874	492,176
Long-Term Debt:
Long-Term Debt	696,614	708,536
Finance Lease Obligations	16,453	25,690
Total Long-Term Debt	713,067	734,226
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	432,495	441,246
Pneumoconiosis Benefits	164,867	165,001
Asset Retirement Obligations	237,649	235,984
Workers’ Compensation	59,499	59,742
Salary Retirement	57,805	64,172
Operating Lease Liability	68,466	—
Other	13,506	16,569
Total Deferred Credits and Other Liabilities	1,034,287	982,714
TOTAL LIABILITIES	2,155,228	2,209,116

Stockholders' Equity:
Common Stock, $0.01 Par Value; 62,500,000 Shares Authorized, 27,266,775 Issued and Outstanding at June 30, 2019; 27,437,844 Issued and Outstanding at December 31, 2018	273	274
Capital in Excess of Par Value	549,686	550,995
Retained Earnings	237,369	182,148
Accumulated Other Comprehensive Loss	(318,825)	(323,482)
Total CONSOL Energy Inc. Stockholders' Equity	468,503	409,935
Noncontrolling Interest	141,740	141,676
TOTAL EQUITY	610,243	551,611
TOTAL LIABILITIES AND EQUITY	$2,765,471	$2,760,727

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total CONSOL Energy Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
December 31, 2018	$274	$550,995	$182,148	$(323,482)	$409,935	$141,676	$551,611
(Unaudited)
Net Income	—	—	14,435	—	14,435	5,868	20,303
Actuarially Determined Long-Term Liability Adjustments (Net of $781 Tax)	—	—	—	2,461	2,461	(1)	2,460
Comprehensive Income	—	—	14,435	2,461	16,896	5,867	22,763
Issuance of Common Stock	2	(2)	—	—	—	—	—
Amortization of Stock-Based Compensation Awards	—	7,053	—	—	7,053	397	7,450
Units/Shares Withheld for Taxes	—	(3,863)	—	—	(3,863)	(880)	(4,743)
Distributions to Noncontrolling Interest	—	—	—	—	—	(5,559)	(5,559)
March 31, 2019	$276	$554,183	$196,583	$(321,021)	$430,021	$141,501	$571,522
(Unaudited)
Net Income	—	—	43,280	—	43,280	5,550	48,830
Actuarially Determined Long-Term Liability Adjustments (Net of $781 Tax)	—	—	—	2,460	2,460	(1)	2,459
Interest Rate Hedge (Net of ($84) Tax)	—	—	—	(264)	(264)	—	(264)
Comprehensive Income	—	—	43,280	2,196	45,476	5,549	51,025
Repurchases of Common Stock (351,443 shares)	(3)	(7,053)	(2,494)	—	(9,550)	—	(9,550)
Purchase of CCR Units (6,884 units)	—	(28)	—	—	(28)	(91)	(119)
Amortization of Stock-Based Compensation Awards	—	2,584	—	—	2,584	341	2,925
Distributions to Noncontrolling Interest	—	—	—	—	—	(5,560)	(5,560)
June 30, 2019	$273	$549,686	$237,369	$(318,825)	$468,503	$141,740	$610,243

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Total CONSOL Energy Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
December 31, 2017	$280	$552,793	$(43,713)	$(305,100)	$204,260	$139,381	$343,641
(Unaudited)
Net Income	—	—	62,408	—	62,408	8,550	70,958
Actuarially Determined Long-Term Liability Adjustments (Net of $1,281 Tax)	—	—	—	3,999	3,999	(2)	3,997
Comprehensive Income	—	—	62,408	3,999	66,407	8,548	74,955
Reclassification of Stranded Tax Effect of Change in Tax Law	—	—	84,729	(84,729)	—	—	—
Separation Adjustments	—	(1,595)	—	—	(1,595)	—	(1,595)
Issuance of Common Stock	1	(1)	—	—	—	—	—
Repurchases of Common Stock (44,000 shares)	(1)	(867)	(417)	—	(1,285)	—	(1,285)
Amortization of Stock-Based Compensation Awards	—	1,488	—	—	1,488	359	1,847
Units/Shares Withheld for Taxes	—	(1,889)	—	—	(1,889)	(899)	(2,788)
Distributions to Noncontrolling Interest	—	—	—	—	—	(5,587)	(5,587)
March 31, 2018	$280	$549,929	$103,007	$(385,830)	$267,386	$141,802	$409,188
(Unaudited)
Net Income	—	—	45,162	—	45,162	7,547	52,709
Actuarially Determined Long-Term Liability Adjustments (Net of $1,183 Tax)	—	—	—	4,179	4,179	3	4,182
Comprehensive Income	—	—	45,162	4,179	49,341	7,550	56,891
Repurchases of Common Stock (47,000 shares)	—	(930)	(1,066)	—	(1,996)	—	(1,996)
Amortization of Stock-Based Compensation Awards	—	2,301	—	—	2,301	507	2,808
Units/Shares Withheld for Taxes	—	(83)	—	—	(83)	—	(83)
Distributions to Noncontrolling Interest	—	—	—	—	—	(5,587)	(5,587)
June 30, 2018	$280	$551,217	$147,103	$(381,651)	$316,949	$144,272	$461,221

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net Income	$69,133	$123,667
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	96,875	104,432
Gain on Sale of Assets	(1,272)	(358)
Stock/Unit-Based Compensation	10,375	4,655
Amortization of Debt Issuance Costs	3,470	4,632
Loss on Debt Extinguishment	24,643	3,149
Deferred Income Taxes	(15,770)	2,575
Changes in Operating Assets:
Accounts and Notes Receivable	(10,757)	48,638
Inventories	(2,545)	5,075
Prepaid Expenses	386	1,685
Changes in Other Assets	13,365	8,286
Changes in Operating Liabilities:
Accounts Payable	(6,023)	8,457
Other Operating Liabilities	(1,054)	(16,770)
Changes in Other Liabilities	(15,025)	(19,550)
Other	—	(381)
Net Cash Provided by Operating Activities	165,801	278,192
Cash Flows from Investing Activities:
Capital Expenditures	(82,954)	(56,199)
Proceeds from Sales of Assets	1,300	1,229
Net Cash Used in Investing Activities	(81,654)	(54,970)
Cash Flows from Financing Activities:
Payments on Finance Leases	(9,132)	(6,597)
Proceeds from Term Loan A	26,250	—
Payments on Term Loan A	(3,750)	(26,250)
Payments on Term Loan B	(123,062)	(2,000)
Buyback of Second Lien Notes	(19,320)	(20,524)
Purchases of CCR Units	(119)	—
Repurchases of Common Stock	(9,550)	(3,281)
Spin Distribution to CNX Resources	—	(18,234)
Distributions to Noncontrolling Interest	(11,119)	(11,174)
Shares/Units Withheld for Taxes	(4,743)	(2,871)
Debt-Related Financing Fees	(20,169)	(1,767)
Net Cash Used in Financing Activities	(174,714)	(92,698)
Net (Decrease) Increase in Cash and Cash Equivalents and Restricted Cash	(90,567)	130,524
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	264,935	153,979
Cash and Cash Equivalents and Restricted Cash at End of Period	$174,368	$284,503

Non-Cash Investing and Financing Activities:
Finance Lease	$—	$45,979

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
NOTE 1—BASIS OF PRESENTATION:

On November 28, 2017, CONSOL Energy was separated from its former parent to become an independent, publicly-traded coal company. As part of the separation, the following assets of the Company's former parent were transferred to CONSOL Energy (collectively, the “Coal Business”): (i) its interest in the Pennsylvania Mining Complex, and certain related coal assets, (ii) its ownership interest in CNX Coal Resources LP, which owns a 25% undivided interest in the PAMC, (iii) the CONSOL Marine Terminal and, (iv) undeveloped coal reserves (Greenfield Reserves) located in the Northern Appalachian, Central Appalachian and Illinois basins and certain related coal assets and liabilities. Following the separation, shares of the Company's common stock began “regular-way” trading on the New York Stock Exchange on November 29, 2017 under the symbol “CEIX”.

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for future periods.

The Consolidated Balance Sheet at December 31, 2018 has been derived from the Audited Consolidated Financial Statements at that date but does not include all disclosures required by GAAP. This Form 10-Q report should be read in conjunction with CONSOL Energy Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018.

Basis of Consolidation
The Consolidated Financial Statements include the accounts of CONSOL Energy Inc. and its wholly-owned and majority-owned and/or controlled subsidiaries. The portion of these entities that is not owned by the Company is presented as non-controlling interest. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

In June 2016, the FASB issued ASU 2016-13 - Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected credit losses will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. In May 2019, the FASB updated Topic 326 by issuing ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, which provides entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments-Credit Losses - Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments-Overall, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of Topic 326. The amendments in these Updates will be applied using a modified-retrospective approach and, for public entities, are effective for fiscal years beginning after December 15, 2019 and interim periods within those annual periods. Management does not expect this update to have a material impact on the Company's financial statements.

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
The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Anti-Dilutive Restricted Stock Units	168,460	21,567	6,860	21,567
Anti-Dilutive Performance Share Units	41,675	—	41,675	—
	210,135	21,567	48,535	21,567

The computations for basic and dilutive earnings per share are as follows:

	For the Three Months Ended		For the Six Months Ended
Dollars in thousands, except per share data	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net Income	$48,830	$52,709	$69,133	$123,667
Less: Net Income Attributable to Noncontrolling Interest	5,550	7,547	11,418	16,097
Net Income Attributable to CONSOL Energy Inc. Shareholders	$43,280	$45,162	$57,715	$107,570

Denominator:
Weighted-average shares of common stock outstanding	27,498,021	28,032,463	27,514,349	28,027,727
Effect of dilutive shares	284,259	521,573	270,454	467,422
Weighted-average diluted shares of common stock outstanding	27,782,280	28,554,036	27,784,803	28,495,149

Earnings per Share:
Basic	$1.57	$1.61	$2.10	$3.84
Dilutive	$1.56	$1.58	$2.08	$3.78

As of June 30, 2019, CONSOL Energy authorized 500,000 shares of preferred stock, none of which were issued or outstanding.

Reclassifications

Certain amounts in prior periods have been reclassified to conform with the report classifications of the current period, including the reclassification of restricted cash, previously included in Prepaid Expenses and Other Assets on the Consolidated Balance Sheets, as well as the reclassification of amortization of debt issuance costs and loss on debt extinguishment within the Operating Activities section of the Consolidated Statements of Cash Flows. These reclassifications had no effect on previously reported total assets, net income or stockholders' equity.

NOTE 2—REVENUE:

The following table disaggregates CONSOL Energy's revenue by major source to depict how the nature, amount, timing and uncertainty of the Company's revenues and cash flows are affected by economic factors:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Coal Revenue	$350,620	$370,697	$683,123	$721,706
Terminal Revenue	16,708	16,659	34,526	31,880
Freight Revenue	3,854	17,444	10,516	35,331
Total Revenue from Contracts with Customers	$371,182	$404,800	$728,165	$788,917

CONSOL Energy's coal revenue is recognized when title passes to the customer. The Company has determined that each ton of coal represents a separate and distinct performance obligation. The Company's coal supply contracts and other sales and operating revenue contracts vary in length from short-term to long-term contracts and do not typically have significant financing components.

The estimated transaction price from each of the Company's contracts is based on the total amount of consideration to which the Company expects to be entitled under the contract. Included in the transaction price for certain coal supply contracts is the impact of variable consideration, including quality price adjustments, handling services, per ton price fluctuations based on certain coal sales price indices and anticipated payments in lieu of shipments. The estimated transaction price for each contract is allocated to the Company's performance obligations based on relative stand-alone selling prices determined at contract inception.

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

While CONSOL Energy does, from time to time, experience costs of obtaining coal customer contracts with amortization periods greater than one year, those costs are immaterial to the Company's net income. At June 30, 2019 and December 31, 2018, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. As of and for the three and six months ended June 30, 2019 and 2018, the Company has not recognized any amortization of previously existing capitalized costs of obtaining customer contracts. Further, the Company has not recognized any revenue in the current period that is not a result of current period performance.

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

CONSOL Marine Terminal does not normally experience material costs of obtaining customer contracts with amortization periods greater than one year. At June 30, 2019 and December 31, 2018, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. As of and for the three and six months ended June 30, 2019 and 2018, the Company has not recognized any amortization of previously existing capitalized costs of obtaining Terminal customer contracts. Further, the Company has not recognized any revenue in the current period that is not a result of current period performance.

Freight Revenue

Some of CONSOL Energy's coal contracts require that the Company sell its coal at locations other than its central preparation plant. The cost to transport the Company's coal to the ultimate sales point is passed through to the Company's customers and CONSOL Energy recognizes the freight revenue equal to the transportation costs when title of the coal passes to the customer.

Contract Balances

Contract assets are recorded as trade receivables and reported separately in the Company's Consolidated Balance Sheets from other contract assets as title passes to the customer and the Company's right to consideration becomes unconditional. Payments for coal shipments are typically due within two to four weeks from the invoice date. CONSOL Energy typically does not have material contract assets that are stated separately from trade receivables as the Company's performance obligations are satisfied as control of the goods or services passes to the customer, thereby granting the Company an unconditional right to receive consideration. Contract liabilities relate to consideration received in advance of the satisfaction of the Company's performance obligations. Contract liabilities are recognized as revenue at the point in time when control of the good or service passes to the customer.

NOTE 3—MISCELLANEOUS OTHER INCOME:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Royalty Income - Non-Operated Coal	$5,677	$4,142	$11,887	$13,948
Purchased Coal Sales	2,730	3,742	5,916	12,488
Contract Buyout	1,342	350	2,390	350
Interest Income	757	467	1,644	1,068
Rental Income	681	1,048	1,298	2,170
Property Easements and Option Income	450	259	1,429	4,410
Other	557	361	922	1,822
Miscellaneous Other Income	$12,194	$10,369	$25,486	$36,256

NOTE 4—COMPONENTS OF PENSION AND OTHER POST-EMPLOYMENT BENEFIT (OPEB) PLANS NET PERIODIC BENEFIT COSTS:

The components of Net Periodic Benefit (Credit) Cost are as follows:

	Pension Benefits				Other Post-Employment Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
Service Cost	$987	$288	$1,975	$575	$—	$—	$—	$—
Interest Cost	6,275	5,876	12,551	11,752	4,580	4,677	9,160	9,353
Expected Return on Plan Assets	(10,114)	(10,092)	(20,229)	(20,185)	—	—	—	—
Amortization of Prior Service Credits	(92)	(126)	(183)	(251)	(601)	(601)	(1,203)	(1,202)
Amortization of Actuarial Loss	1,490	2,179	2,979	4,358	2,315	4,051	4,631	8,102
Net Periodic Benefit (Credit) Cost	$(1,454)	$(1,875)	$(2,907)	$(3,751)	$6,294	$8,127	$12,588	$16,253

Expenses (credits) related to pension and other post-employment benefits are reflected in Operating and Other Costs in the Consolidated Statements of Income.
NOTE 5—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:

The components of Net Periodic Benefit Cost are as follows:

	CWP				Workers' Compensation
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
Service Cost	$948	$1,662	$1,896	$3,325	$1,421	$1,558	$2,842	$3,115
Interest Cost	1,750	1,311	3,500	2,623	646	571	1,293	1,141
Amortization of Actuarial Loss (Gain)	254	(213)	508	(427)	(193)	(20)	(387)	(39)
State Administrative Fees and Insurance Bond Premiums	—	—	—	—	574	718	1,161	1,311
Net Periodic Benefit Cost	$2,952	$2,760	$5,904	$5,521	$2,448	$2,827	$4,909	$5,528

NOTE 6—INCOME TAXES:

The effective tax rate for the three and six months ended June 30, 2019 was (3.9)% and (4.0)%, respectively. The six-month rate is composed of a tax benefit of (3.4)% from operations and a discrete tax benefit of (0.6)% primarily related to equity compensation. The effective tax rate for the three and six months ended June 30, 2019 differs from the U.S. federal statutory rate of 21%, primarily due to the income tax benefit for excess percentage depletion. The effective tax rate for the three and six months ended June 30, 2018 was 5.4% and 6.9%, respectively. The effective tax rate for the three and six months ended June 30, 2018 differs from the U.S. federal statutory rate of 21%, primarily due to the income tax benefit for excess percentage depletion.

The Company utilizes the “more likely than not” standard in recognizing a tax benefit in its financial statements. For the six months ended June 30, 2019 and the year ended December 31, 2018, the Company did not have any unrecognized tax benefits. If accrual for interest or penalties is required, it is the Company's policy to include these as a component of income tax expense.

The Company is subject to taxation in the United States, as well as various states, and Canada, as well as various provinces. Under the provisions of the tax matters agreement entered into between the Company and its former parent on November 28, 2017 (the “TMA”), certain subsidiaries of the Company are subject to examination for tax years for the period January 1, 2015 through the six months ended June 30, 2019 for certain state and foreign returns. Further, the Company is subject to examination for the period November 28, 2017 through the six months ended June 30, 2019 for federal and certain state returns.

NOTE 7—INVENTORIES:
Inventory components consist of the following:

	June 30, 2019	December 31, 2018
Coal	$3,878	$4,642
Supplies	47,313	44,004
Total Inventories	$51,191	$48,646

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

At June 30, 2019, the Company's eligible accounts receivable yielded $33,780 of borrowing capacity. At June 30, 2019, the facility had no outstanding borrowings and $37,695 of letters of credit outstanding, leaving no unused capacity. CONSOL Energy posted $3,915 of cash collateral to secure the difference in the outstanding letters of credit and the eligible accounts receivable. Cash collateral of $3,915 is included in Restricted Cash in the Consolidated Balance Sheets. At December 31, 2018, the Company's eligible accounts receivable yielded $37,869 of borrowing capacity. At December 31, 2018, the facility had no outstanding borrowings and $52,536 of letters of credit outstanding, leaving no unused capacity. CONSOL Energy posted $14,667 of cash collateral to secure the difference in the outstanding letters of credit and the eligible accounts receivable. Cash collateral of $14,667 is included in Restricted Cash in the Consolidated Balance Sheets. Costs associated with the receivables facility totaled $370 and $751 for the three and six months ended June 30, 2019, respectively, and $860 and $1,526 for the three and six months ended June 30, 2018, respectively. These costs have been recorded as financing fees which are included in Operating and Other Costs in the Consolidated Statements of Income. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.

NOTE 9—PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

	June 30, 2019	December 31, 2018
Plant and Equipment	$2,971,535	$2,890,970
Coal Properties and Surface Lands	858,153	858,153
Airshafts	427,254	419,100
Mine Development	342,685	342,405
Advance Mining Royalties	327,865	327,543
Total Property, Plant and Equipment	4,927,492	4,838,171
Less: Accumulated Depreciation, Depletion and Amortization	2,824,348	2,731,643
Total Property, Plant and Equipment, Net	$2,103,144	$2,106,528

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

As of June 30, 2019 and December 31, 2018, property, plant and equipment includes gross assets under finance leases of $49,903 and $49,775, respectively. Accumulated amortization for finance leases was $23,571 and $15,973 at June 30, 2019 and December 31, 2018, respectively. Amortization expense for assets under finance leases approximated $3,920 and $3,934 for the three months ended June 30, 2019 and 2018 and $7,834 and $5,309 for the six months ended June 30, 2019 and 2018, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying Consolidated Statements of Income.

NOTE 10—LEASES:

On January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) Topic 842 using the transition option, “Comparatives Under 840 Option,” established by ASU 2018-11, Leases (Topic 842), Targeted Improvements. As allowed under this guidance, the Company elected not to recast the comparative periods presented when transitioning to ASC 842. As most of the Company's leases do not provide an implicit rate, CONSOL Energy has taken a portfolio approach of applying its incremental borrowing rate based on the information available at the adoption date to calculate the present value of lease payments over the lease term. CONSOL Energy has elected the package of practical expedients permitted under the transition guidance within the standard, which allows the Company (1) to not reassess whether any expired or existing contracts are or contain leases, (2) to not reassess the lease classification for any expired or existing leases, and (3) to not reassess initial direct costs for any existing leases. CONSOL Energy has also elected the practical expedient to not evaluate land easements that existed or expired before the Company’s adoption of Topic 842 and the practical expedient to not separate lease and non-lease components; that is, to account for lease and non-lease components in a contract as a single lease component for all classes of underlying assets. Further, the Company made an accounting policy election to keep leases with an initial term of twelve months or less off the balance sheet. CONSOL Energy will recognize those lease payments in the Consolidated Statements of Income over the lease term. For the three and six months ended June 30, 2019, these short-term lease expenses were not material to the Company's financial statements.

Based on the Company's lease portfolio, the standard had a material impact on the Company’s Consolidated Balance Sheet but did not have a significant impact on the Company’s consolidated net earnings and cash flows. The most significant impact was the recognition of Right of Use (“ROU”) assets and lease liabilities for operating leases, while the accounting for finance leases remained substantially unchanged. The Company's bank covenants were not affected by this update. The Company recorded operating lease ROU assets and operating lease liabilities of approximately $92 million as of January 1, 2019, primarily related to mining equipment, based on the present value of the future lease payments on the date of adoption.

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

The Company has operating leases for mining and other equipment used in operations and office space. Many leases include one or more options to renew, some of which include options to extend, the leases, and some leases include options to terminate or buy out the leases within a set period of time. In certain of the Company’s lease agreements, the rental payments are adjusted periodically to reflect actual charges incurred for inflation and/or changes in other indexes. Many of the Company's operating lease payments for mining equipment contain a variable component which is calculated based upon production metrics such as feet of advance or raw tonnage mined. While most of the Company's leases contain clauses regarding the general condition of the equipment upon lease termination, they do not contain residual value guarantees.

For the three and six months ended June 30, 2019, the components of operating lease expense were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Fixed operating lease expense	$6,439	$13,296
Variable operating lease expense	3,299	6,351
Total operating lease expense	$9,738	$19,647

Supplemental cash flow information related to the Company's operating leases for the six months ended June 30, 2019 was as follows:

Cash paid for amounts included in the measurement of operating lease liabilities	$7,820
ROU assets obtained in exchange for operating lease obligations	—

The following table presents the lease balances within the Consolidated Balance Sheet, weighted average lease term, and the weighted average discount rate related to the Company's operating leases at June 30, 2019:

Lease Assets and Liabilities	Classification
Assets:
Operating Lease ROU Assets	Other Assets	$82,105

Liabilities:
Current:
Operating Lease Liabilities	Other Accrued Liabilities	$15,798
Long-Term:
Operating Lease Liabilities	Operating Lease Liabilities	$68,466
Total Operating Lease Liabilities		$84,264

Weighted average remaining lease term (in years)		5.34
Weighted average discount rate		6.77%

CONSOL Energy leases certain owned mining equipment to a third-party under operating leases. At June 30, 2019, the amount of owned equipment included in gross property, plant and equipment was $10,097 and the associated amount of accumulated depreciation was $10,097. At June 30, 2019, scheduled minimum rental payments for operating leases related to this equipment were as follows:

Remainder of 2019	2020	2021	2022	2023	Thereafter	Total
$774	$627	$—	$—	$—	$—	$1,401

The Company also enters into finance leases for mining equipment and automobiles. Assets arising from finance leases are included in property, plant and equipment, net and the liabilities are included in current portion of long-term debt and long-term debt in the accompanying Consolidated Balance Sheet.

For the three and six months ended June 30, 2019, the components of finance lease expense were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Amortization of right of use assets	$3,920	$7,834
Interest expense	495	1,050
Total finance lease expense	$4,415	$8,884

The following table presents the weighted average lease term and weighted average discount rate related to the Company's finance leases as of June 30, 2019:

Weighted average remaining lease term (in years)	1.82
Weighted average discount rate	5.38%

At June 30, 2019, certain finance leases for mining equipment are subleased to a third-party. The following table represents the minimum payments, including interest, for those finance subleases:

Remainder of 2019	2020	2021	2022	2023	Thereafter	Total
$1,849	$3,699	$2,157	$—	$—	$—	$7,705

The following table presents the future maturities of the Company's operating and finance lease liabilities, together with the present value of the net minimum lease payments, at June 30, 2019:

	Finance	Operating
	Leases	Leases
Remainder of 2019	$8,492	$12,235
2020	20,224	23,921
2021	6,563	23,134
2022	151	13,341
2023	130	6,504
Thereafter	13	22,239
Total minimum lease payments	35,573	101,374
Less amount representing interest	1,782	17,110
Present value of minimum lease payments	$33,791	$84,264

As of June 30, 2019, the Company had no additional significant operating or finance leases that had not yet commenced.

NOTE 11—OTHER ACCRUED LIABILITIES:

	June 30, 2019	December 31, 2018
Subsidence Liability	$90,923	$83,532
Accrued Payroll and Benefits	21,138	12,978
Accrued Interest	6,746	6,850
Accrued Other Taxes	3,931	5,050
Litigation	2,935	8,235
Short-Term Incentive Compensation	1,935	6,024
Other	10,364	15,588
Current Portion of Long-Term Liabilities:
Postretirement Benefits Other than Pensions	32,356	32,345
Asset Retirement Obligations	29,413	31,017
Operating Lease Liability	15,798	—
Workers' Compensation	12,227	12,628
Pneumoconiosis Benefits	11,253	12,187
Total Other Accrued Liabilities	$239,019	$226,434

NOTE 12—LONG-TERM DEBT:

	June 30, 2019	December 31, 2018
Debt:
Term Loan B due in September 2024 (Principal of $274,313 and $396,000 less Unamortized Discount of $1,312 and $6,253, 6.91% and 8.53% Weighted Average Interest Rate, respectively)	$273,001	$389,747
11.00% Senior Secured Second Lien Notes due November 2025	254,956	274,276
MEDCO Revenue Bonds in Series due September 2025 at 5.75%	102,865	102,865
Term Loan A due in March 2023 (6.16% and 6.78% Weighted Average Interest Rate, respectively)	96,250	73,750
Advance Royalty Commitments (8.57% Weighted Average Interest Rate)	2,261	2,261
Less: Unamortized Debt Issuance Costs	12,083	16,409
	717,250	826,490
Less: Amounts Due in One Year*	20,636	117,954
Long-Term Debt	$696,614	$708,536

* Excludes current portion of Finance Lease Obligations of $17,338 and $16,858 at June 30, 2019 and December 31, 2018, respectively.

In November 2017, CONSOL Energy entered into a revolving credit facility with commitments up to $300 million (the “Revolving Credit Facility”), a Term Loan A Facility of up to $100 million (the “TLA Facility”) and a Term Loan B Facility of up to $400 million (the “TLB Facility”, and together with the Revolving Credit Facility and the TLA Facility, the “Senior Secured Credit Facilities”). On March 28, 2019, the Company amended the Senior Secured Credit Facilities (the “amendment”) to increase the borrowing commitment of the Revolving Credit Facility to $400 million and reallocate the principal amounts outstanding under the TLA Facility and TLB Facility. As a result, the principal amount outstanding under the TLA Facility was $100 million and the principal amount outstanding under the TLB Facility was $275 million. Borrowings under the Company's Senior Secured Credit Facilities bear interest at a floating rate which can be, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) an alternate base rate plus an applicable margin. The applicable margin for the Revolving Credit Facility and TLA Facility depends on the total net leverage ratio, whereas the applicable margin for the TLB Facility is fixed. The amendment reduced the applicable margin by 50 basis points on both the Revolving Credit Facility and the TLA Facility, and by 150 basis points on the TLB Facility. The amendment also extended the maturity dates of the Senior Secured Credit Facilities. The maturity date of the Revolving Credit and TLA Facilities was extended from November 28, 2021 to March 28, 2023. The TLB Facility's maturity date was extended from November 28, 2022 to September 28, 2024. Obligations under the Senior Secured Credit Facilities are guaranteed by (i) all owners of the 75% undivided economic interest in the PAMC held by the Company, (ii) any other members of the Company’s group that own any portion of the collateral securing the Revolving Credit Facility, and (iii) subject to certain customary exceptions and agreed materiality thresholds, all other existing or future direct or indirect wholly owned restricted subsidiaries of the Company (excluding the Partnership and its wholly-owned subsidiaries).

The Revolving Credit Facility and TLA Facility also include financial covenants, including (i) a maximum first lien gross leverage ratio, (ii) a maximum total net leverage ratio, and (iii) a minimum fixed charge coverage ratio. CONSOL Energy must maintain a maximum first lien gross leverage ratio covenant of no more than 2.00 to 1.00, measured quarterly, stepping down to 1.75 to 1.00 in March 2020. The maximum first lien gross leverage ratio is calculated as the ratio of Consolidated First Lien Debt to Consolidated EBITDA, excluding the Partnership. The maximum first lien gross leverage ratio was 1.15 to 1.00 at June 30, 2019. CONSOL Energy must maintain a maximum total net leverage ratio covenant of no more than 3.00 to 1.00, measured quarterly, stepping down to 2.75 to 1.00 in March 2020. The maximum total net leverage ratio is calculated as the ratio of Consolidated Indebtedness, minus Cash on Hand, to Consolidated EBITDA, excluding the Partnership. The maximum total net leverage ratio was 1.74 to 1.00 at June 30, 2019. Consolidated EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations, non-cash charges related to legacy employee liabilities and gains and losses on debt extinguishment, and includes cash distributions received from the Partnership and subtracts cash payments related to legacy employee liabilities. The facilities also include a minimum fixed charge coverage covenant of no less than 1.10 to 1.00, measured quarterly. The minimum fixed charge coverage ratio is calculated as the ratio of Consolidated EBITDA to Consolidated Fixed Charges, excluding the Partnership. Consolidated Fixed Charges, as used in the covenant calculation, include cash interest payments, cash payments for income taxes, scheduled debt repayments, dividends paid, and Maintenance Capital Expenditures. The minimum fixed charge coverage ratio was 1.52 to 1.00 at June 30, 2019.

The TLB Facility also includes a financial covenant that requires the Company to repay a certain amount of its borrowings under the TLB Facility within ten business days after the date it files its Form 10-K with the Securities and Exchange Commission if the Company has excess cash flow (as defined in the credit agreement for the Senior Secured Credit Facilities) during the year covered by the applicable Form 10-K. During the six months ended June 30, 2019, CONSOL Energy made the required repayment of approximately $110 million based on the amount of the Company's excess cash flow as of December 31, 2018. For fiscal year 2018, such repayment was equal to 75% of the Company’s excess cash flow less any voluntary prepayments of its borrowings under the TLB Facility made by the Company during 2018. For all subsequent fiscal years, the required repayment is equal to a certain percentage of the Company’s excess cash flow for such year, ranging from 0% to 75% depending on the Company’s total net leverage ratio, less the amount of certain voluntary prepayments made by the Company, if any, under the TLB Facility during such fiscal year. The amendment reduced the maximum amount of the mandatory annual excess cash flow sweep under the TLB Facility by 25%.

At June 30, 2019, the Revolving Credit Facility had no borrowings outstanding and $58,406 of letters of credit outstanding, leaving $341,594 of unused capacity. At December 31, 2018, the Revolving Credit Facility had no borrowings outstanding and $54,065 of letters of credit outstanding, leaving $245,935 of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.

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

During the six months ended June 30, 2019, the Company made a required repayment of approximately $110 million on the TLB Facility (discussed above) and amended the Senior Secured Credit Facilities.The Company also repurchased $19 million of its outstanding 11.00% Senior Secured Second Lien Notes due in 2025 during the six months ended June 30, 2019. As part of these transactions, $1,500 and $24,643 was included in Loss on Debt Extinguishment on the Consolidated Statements of Income for the three and six months ended June 30, 2019, respectively.

During the six months ended June 30, 2018, CONSOL Energy made accelerated payments of $18.75 million on its outstanding TLA Facility and repurchased $21 million of its outstanding 11.00% Senior Secured Second Lien Notes due in 2025. As part of these transactions, $1,723 and $3,149 was included in Loss on Debt Extinguishment on the Consolidated Statements of Income for the three and six months ended June 30, 2018, respectively.
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

The Company is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes and other claims and actions arising out of the normal course of business. The Company accrues the estimated loss for these lawsuits and claims when the loss is probable and reasonably estimable. The Company’s estimated accruals related to these pending claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of the Company as of June 30, 2019. It is possible that the aggregate loss in the future with respect to these lawsuits and claims could ultimately be material to the Company’s financial position, results of operations or cash flows; however, such amounts cannot be reasonably estimated. The amount claimed against the Company as of June 30, 2019 is disclosed below when an amount is expressly stated in the lawsuit or claim, which is not often the case.

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

As part of the separation and distribution, the Company assumed various financial obligations relating to the Coal Business and agreed to reimburse its former parent for certain financial guarantees relating to the Coal Business that its former parent retained following the separation and distribution. Employee-related financial guarantees have primarily been provided to support the United Mine Workers’ of America’s 1992 Benefit Plan and federal black lung and various state workers’ compensation self-insurance programs. Environmental financial guarantees have primarily been provided to support various performance bonds related to reclamation and other environmental issues. Coal and other financial guarantees have primarily been provided to support various sales contracts. Other guarantees have been extended to support insurance policies, legal matters, full and timely payments of mining equipment leases, and various other items necessary in the normal course of business.

The following is a summary, as of June 30, 2019, of the financial guarantees, unconditional purchase obligations and letters of credit to certain third parties. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments, or under the separation and distribution agreement to the extent retained by the Company's former parent on behalf of the Coal Business. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credit are recorded as liabilities in the financial statements. The Company’s management believes that these guarantees will expire without being funded, and therefore, the commitments will not have a material adverse effect on the Company’s financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$65,292	$46,623	$18,669	$—	$—
Environmental	398	398	—	—	—
Other	30,411	27,357	3,054	—	—
Total Letters of Credit	96,101	74,378	21,723	—	—
Surety Bonds:
Employee-Related	90,033	90,033	—	—	—
Environmental	531,959	528,265	3,694	—	—
Other	3,735	3,248	487	—	—
Total Surety Bonds	625,727	621,546	4,181	—	—
Guarantees:
Other	19,768	7,664	11,225	398	481
Total Guarantees	19,768	7,664	11,225	398	481
Total Commitments	$741,596	$703,588	$37,129	$398	$481

Included in the above table are commitments and guarantees entered into in conjunction with the sale of Consolidation Coal Company and certain of its subsidiaries, which contain all five of its longwall coal mines in West Virginia and its river operations, to a third party. As part of the separation and distribution, the Company's former parent agreed to indemnify the Company and the Company agreed to indemnify its former parent in each case with respect to guarantees of certain equipment lease obligations that were assumed by the third party. In the event that the third party would default on the obligations defined in the agreements, the Company would be required to perform under the guarantees. If the Company would be required to perform, the stock purchase agreement provides various recourse actions. As of June 30, 2019, the Company has not been required to perform under these guarantees. The equipment lease obligations are collateralized by the underlying assets. The current maximum estimated exposure under these guarantees as of June 30, 2019 and December 31, 2018 is believed to be approximately $24,000 and $28,000, respectively. At June 30, 2019 and December 31, 2018, the fair value of these guarantees was $612 and $734, respectively, and is included in Other Accrued Liabilities on the Consolidated Balance Sheets. The fair value of certain of the guarantees was determined using the Company’s risk-adjusted interest rate. Significant increases or decreases in the risk-adjusted interest rates may result in a significantly higher or lower fair value measurement. No other amounts related to financial guarantees and letters of credit are recorded as liabilities in the financial statements. Significant judgment is required in determining the fair value of these guarantees. The guarantees of the leases are classified within Level 3 of the fair value hierarchy.

The Company regularly evaluates the likelihood of default for all guarantees based on an expected loss analysis and records the fair value, if any, of its guarantees as an obligation in the consolidated financial statements.

NOTE 14—DERIVATIVES:

The Company enters into interest rate swaps in order to achieve a mix of fixed and variable rate debt that it deems appropriate. The interest rate swaps have been designated as cash flow hedges of future variable interest payments, which are considered probable of occurring.  Based on the Company's assessment, all of the critical terms of each of the hedges matched the underlying terms of the hedged debt and related forecasted interest payments, and as such, these hedges were considered highly effective. There is no ineffective portion or amount excluded from effectiveness testing.

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges:

	June 30, 2019	December 31, 2018
Pay fixed swaps - notional amount	$200,000	—
Net unrealized loss	$(264)	—
Weighted-average maturity period (years)	1.54	—
Weighted-average received rate	—	—
Weighted-average pay rate	—	—

The fair value of the interest rate swaps reflected an unrealized loss of $264 (net of $(84) tax) at June 30, 2019 and $0 at December 31, 2018. The unrealized loss is included on the Consolidated Statements of Stockholders' Equity as part of accumulated other comprehensive (loss) income as well as on the Consolidated Statements of Comprehensive Income as unrealized loss on cash flow hedges.

At June 30, 2019 and December 31, 2018, the interest rate swap contracts were reflected in the Consolidated Balance Sheets as follows:

	June 30, 2019	December 31, 2018
Current assets:
Other current assets	—	—
Long-term assets:
Other assets	—	—
Current liabilities:
Other current liabilities	$170	—
Long-term liabilities:
Other liabilities	$178	—
Total derivatives	$348	$—

No gains or losses were recognized in interest expense in the Consolidated Statements of Income, as no interest rate swaps have reached their effective date. During 2020, notional amounts of $100,000 will become effective. In the next 12 months, the Company expects a loss of approximately $(46) to be reclassified into earnings.

NOTE 15—FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2019			Fair Value Measurements at December 31, 2018
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Lease Guarantees	$—	$—	$(612)	$—	$—	$(734)
Derivatives (1)	$—	$(348)	$—	$—	$—	$—

(1) Interest rate swaps are valued based on observable market swap rates and are classified within Level 2 of the fair value hierarchy.

The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:

Long-term debt: The fair value of long-term debt is measured using unadjusted quoted market prices or estimated using discounted cash flow analyses. The discounted cash flow analyses are based on current market rates for instruments with similar cash flows.

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt	$729,333	$754,785	$842,899	$881,711

Certain of the Company’s debt is actively traded on a public market and, as a result, constitutes Level 1 fair value measurements. The portion of the Company’s debt obligations that is not actively traded is valued through reference to the applicable underlying benchmark rate and, as a result, constitutes Level 2 fair value measurements.

NOTE 16—SEGMENT INFORMATION:

CONSOL Energy Inc. consists of one reportable segment: the Pennsylvania Mining Complex. The principal activities of the PAMC are mining, preparation and marketing of thermal coal, sold primarily to power generators. It also includes selling, general and administrative activities, as well as various other activities assigned to the PAMC.

CONSOL Energy Inc.’s Other division includes revenue and expenses from various corporate and diversified business activities that are not allocated to the PAMC. The diversified business activities include coal terminal operations, closed and idle mine activities, selling, general and administrative activities, as well as various other non-operated activities, none of which are individually significant to the Company.

Industry segment results for the three months ended June 30, 2019 are:

	PAMC	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$350,620	$—	$—	$350,620	(A)
Terminal Revenue	—	16,708	—	16,708
Freight Revenue	3,854	—	—	3,854
Total Revenue and Freight	$354,474	$16,708	$—	$371,182
Earnings (Loss) Before Income Tax	$60,786	$(13,764)	$—	$47,022
Segment Assets	$1,973,627	$791,844	$—	$2,765,471
Depreciation, Depletion and Amortization	$45,427	$724	$—	$46,151
Capital Expenditures	$39,813	$8,970	$—	$48,783

Industry segment results for the three months ended June 30, 2018 are:

	PAMC	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$370,697	$—	$—	$370,697	(A)
Terminal Revenue	—	16,659	—	16,659
Freight Revenue	17,444	—	—	17,444
Total Revenue and Freight	$388,141	$16,659	$—	$404,800
Earnings (Loss) Before Income Tax	$85,173	$(29,432)	$—	$55,741
Segment Assets	$1,903,324	$853,178	$—	$2,756,502
Depreciation, Depletion and Amortization	$47,582	$7,379	$—	$54,961
Capital Expenditures	$29,002	$5,241	$—	$34,243

Industry segment results for the six months ended June 30, 2019 are:

	PAMC	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$683,123	$—	$—	$683,123	(A)
Terminal Revenue	—	34,526	—	34,526
Freight Revenue	10,516	—	—	10,516
Total Revenue and Freight	$693,639	$34,526	$—	$728,165
Earnings (Loss) Before Income Tax	$125,484	$(59,009)	$—	$66,475
Segment Assets	$1,973,627	$791,844	$—	$2,765,471
Depreciation, Depletion and Amortization	$90,295	$6,580	$—	$96,875
Capital Expenditures	$72,185	$10,769	$—	$82,954

Industry segment results for the six months ended June 30, 2018 are:

	PAMC	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$721,706	$—	$—	$721,706	(A)
Terminal Revenue	—	31,880	—	31,880
Freight Revenue	35,331	—	—	35,331
Total Revenue and Freight	$757,037	$31,880	$—	$788,917
Earnings (Loss) Before Income Tax	$182,900	$(50,016)	$—	$132,884
Segment Assets	$1,903,324	$853,178	$—	$2,756,502
Depreciation, Depletion and Amortization	$90,839	$13,593	$—	$104,432
Capital Expenditures	$48,717	$7,482	$—	$56,199

(A)	For the three and six months ended June 30, 2019 and 2018, the PAMC segment had revenues from the following customers, each comprising over 10% of the Company’s total sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Customer A	$68,370	$76,415	$130,241	$163,241
Customer B	$139,811	$66,422	$262,930	$97,126
Customer C	$53,511	$57,474	$95,377	$109,687

Reconciliation of Segment Information to Consolidated Amounts:

Total Assets:

	June 30,
	2019	2018
Segment assets for total reportable business segments	$1,973,627	$1,903,324
Segment assets for all other business segments	516,108	496,847
Items excluded from segment assets:
Cash, restricted cash and other investments	183,899	283,841
Deferred tax assets	91,837	72,490
Total Consolidated Assets	$2,765,471	$2,756,502

NOTE 17—GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION:

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

Income Statement for the Three Months Ended June 30, 2019 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Revenue and Other Income:
Coal Revenue	$—	$262,965	$87,655	$—	$—	$350,620
Terminal Revenue	—	16,708	—	—	—	16,708
Freight Revenue	—	2,890	964	—	—	3,854
Miscellaneous Other Income (Loss)	55,908	(8,869)	1,038	19,000	(54,883)	12,194
Gain (Loss) on Sale of Assets	1,291	(348)	(10)	—	—	933
Total Revenue and Other Income	57,199	273,346	89,647	19,000	(54,883)	384,309
Costs and Expenses:
Operating and Other Costs	—	194,580	58,450	418	—	253,448
Depreciation, Depletion and Amortization	—	34,815	11,336	—	—	46,151
Freight Expense	—	2,890	964	—	—	3,854
Selling, General and Administrative Costs	—	13,335	2,953	—	—	16,288
Loss on Debt Extinguishment	1,500	—	—	—	—	1,500
Interest Expense, net	14,227	262	1,557	—	—	16,046
Total Costs And Expenses	15,727	245,882	75,260	418	—	337,287
Earnings Before Income Tax	41,472	27,464	14,387	18,582	(54,883)	47,022
Income Tax Benefit	(1,808)	—	—	—	—	(1,808)
Net Income	43,280	27,464	14,387	18,582	(54,883)	48,830
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	5,550	5,550
Net Income Attributable to CONSOL Energy Inc. Shareholders	$43,280	$27,464	$14,387	$18,582	$(60,433)	$43,280

Balance Sheet at June 30, 2019 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$154,815	$361	$460	$36	$—	$155,672
Restricted Cash	14,781	—	—	3,915	—	18,696
Accounts and Notes Receivable:
Trade	—	—	—	110,454	—	110,454
Other Receivables	21,026	7,671	599	—	—	29,296
Inventories	—	39,598	11,593	—	—	51,191
Prepaid Expenses and Other Assets	9,154	16,353	5,537	—	—	31,044
Total Current Assets	199,776	63,983	18,189	114,405	—	396,353
Property, Plant and Equipment:
Property, Plant and Equipment	—	3,961,814	965,678	—	—	4,927,492
Less-Accumulated Depreciation, Depletion and Amortization	—	2,275,603	548,745	—	—	2,824,348
Total Property, Plant and Equipment-Net	—	1,686,211	416,933	—	—	2,103,144
Other Assets:
Deferred Income Taxes	91,837	—	—	—	—	91,837
Affiliated Credit Facility	137,550	—	—	—	(137,550)	—
Investment in Affiliates	807,972	—	—	—	(807,972)	—
Right of Use Asset - Operating Leases	—	64,111	17,994	—	—	82,105
Other	35,851	42,650	13,531	—	—	92,032
Total Other Assets	1,073,210	106,761	31,525	—	(945,522)	265,974
Total Assets	$1,272,986	$1,856,955	$466,647	$114,405	$(945,522)	$2,765,471
Liabilities and Equity:
Current Liabilities:
Accounts Payable	$77,955	$18,259	$24,811	$7,458	$2,398	$130,881
Accounts Payable (Recoverable)-Related Parties	—	—	380	—	(380)	—
Current Portion of Long-Term Debt	23,185	11,194	3,595	—	—	37,974
Other Accrued Liabilities	80,455	122,495	38,117	350	(2,398)	239,019
Total Current Liabilities	181,595	151,948	66,903	7,808	(380)	407,874
Long-Term Debt:	565,083	144,888	140,646	—	(137,550)	713,067
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	432,495	—	—	—	432,495
Pneumoconiosis Benefits	—	160,184	4,683	—	—	164,867
Asset Retirement Obligations	—	226,873	10,776	—	—	237,649
Workers’ Compensation	—	56,484	3,015	—	—	59,499
Salary Retirement	57,805	—	—	—	—	57,805
Operating Lease Liability	—	53,771	14,695	—	—	68,466
Other	—	12,967	539	—	—	13,506
Total Deferred Credits and Other Liabilities	57,805	942,774	33,708	—	—	1,034,287
Total CONSOL Energy Inc. Stockholders’ Equity	468,503	617,345	225,390	106,597	(949,332)	468,503
Noncontrolling Interest	—	—	—	—	141,740	141,740
Total Liabilities and Equity	$1,272,986	$1,856,955	$466,647	$114,405	$(945,522)	$2,765,471

Income Statement for the Three Months Ended June 30, 2018 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Revenue and Other Income:
Coal Revenue	$—	$278,023	$92,674	$—	$—	$370,697
Terminal Revenue	—	16,659	—	—	—	16,659
Freight Revenue	—	13,083	4,361	—	—	17,444
Miscellaneous Other Income	70,678	5,583	1,036	—	(66,928)	10,369
Gain (Loss) on Sale of Assets	8	110	(14)	—	—	104
Total Revenue and Other Income	70,686	313,458	98,057	—	(66,928)	415,273
Costs and Expenses:
Operating and Other Costs	—	190,023	57,299	873	—	248,195
Depreciation, Depletion and Amortization	—	43,065	11,896	—	—	54,961
Freight Expense	—	13,083	4,361	—	—	17,444
Selling, General and Administrative Costs	—	12,364	3,341	—	—	15,705
Loss on Debt Extinguishment	1,723	—	—	—	—	1,723
Interest Expense, net	20,769	735	1,784	—	(1,784)	21,504
Total Costs And Expenses	22,492	259,270	78,681	873	(1,784)	359,532
Earnings (Loss) Before Income Tax	48,194	54,188	19,376	(873)	(65,144)	55,741
Income Tax Expense	3,032	—	—	—	—	3,032
Net Income (Loss)	45,162	54,188	19,376	(873)	(65,144)	52,709
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	7,547	7,547
Net Income (Loss) Attributable to CONSOL Energy Inc. Shareholders	$45,162	$54,188	$19,376	$(873)	$(72,691)	$45,162

Balance Sheet at December 31, 2018:

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$234,536	$138	$1,003	$—	$—	$235,677
Restricted Cash	14,557	—	—	14,701	—	29,258
Accounts and Notes Receivable:
Trade	—	—	—	87,589	—	87,589
Other Receivables	24,352	15,935	1,068	—	—	41,355
Inventories	—	37,580	11,066	—	—	48,646
Prepaid Expenses and Other Assets	10,883	15,451	5,096	—	—	31,430
Total Current Assets	284,328	69,104	18,233	102,290	—	473,955
Property, Plant and Equipment:
Property, Plant and Equipment	—	3,891,873	946,298	—	—	4,838,171
Less-Accumulated Depreciation, Depletion and Amortization	—	2,204,896	526,747	—	—	2,731,643
Total Property, Plant and Equipment-Net	—	1,686,977	419,551	—	—	2,106,528
Other Assets:
Deferred Income Taxes	77,545	—	—	—	—	77,545
Affiliated Credit Facility	141,129	—	—	—	(141,129)	—
Investment in Affiliates	605,981	—	—	—	(605,981)	—
Other	40,760	47,031	14,908	—	—	102,699
Total Other Assets	865,415	47,031	14,908	—	(747,110)	180,244
Total Assets	$1,149,743	$1,803,112	$452,692	$102,290	$(747,110)	$2,760,727
Liabilities and Equity:
Current Liabilities:
Accounts Payable	$(721)	$102,995	$24,834	$—	$3,822	$130,930
Accounts Payable (Recoverable)-Related Parties	(2,291)	36,220	3,831	87,593	(125,353)	—
Current Portion of Long-Term Debt	8,157	11,139	3,503	—	112,013	134,812
Other Accrued Liabilities	92,534	105,806	31,916	—	(3,822)	226,434
Total Current Liabilities	97,679	256,160	64,084	87,593	(13,340)	492,176
Long-Term Debt:	577,957	151,202	146,196	—	(141,129)	734,226
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	441,246	—	—	—	441,246
Pneumoconiosis Benefits	—	160,741	4,260	—	—	165,001
Asset Retirement Obligations	—	226,209	9,775	—	—	235,984
Workers’ Compensation	—	56,623	3,119	—	—	59,742
Salary Retirement	64,172	—	—	—	—	64,172
Other	—	16,051	518	—	—	16,569
Total Deferred Credits and Other Liabilities	64,172	900,870	17,672	—	—	982,714
Total CONSOL Energy Inc. Stockholders’ Equity	409,935	494,880	224,740	14,697	(734,317)	409,935
Noncontrolling Interest	—	—	—	—	141,676	141,676
Total Liabilities and Equity	$1,149,743	$1,803,112	$452,692	$102,290	$(747,110)	$2,760,727

Income Statement for the Six Months Ended June 30, 2019 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Revenue and Other Income:
Coal Revenue	$—	$512,342	$170,781	$—	$—	$683,123
Terminal Revenue	—	34,526	—	—	—	34,526
Freight Revenue	—	7,887	2,629	—	—	10,516
Miscellaneous Other Income (Loss)	109,700	(6,337)	2,349	19,000	(99,226)	25,486
Gain (Loss) on Sale of Assets	1,291	(14)	(5)	—	—	1,272
Total Revenue and Other Income	110,991	548,404	175,754	19,000	(99,226)	754,923
Costs and Expenses:
Operating and Other Costs	—	372,184	110,544	833	—	483,561
Depreciation, Depletion and Amortization	—	74,322	22,553	—	—	96,875
Freight Expense	—	7,887	2,629	—	—	10,516
Selling, General and Administrative Costs	—	30,698	7,513	—	—	38,211
Loss on Debt Extinguishment	24,643	—	—	—	—	24,643
Interest Expense, net	31,291	443	2,908	—	—	34,642
Total Costs And Expenses	55,934	485,534	146,147	833	—	688,448
Earnings Before Income Tax	55,057	62,870	29,607	18,167	(99,226)	66,475
Income Tax Benefit	(2,658)	—	—	—	—	(2,658)
Net Income	57,715	62,870	29,607	18,167	(99,226)	69,133
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	11,418	11,418
Net Income Attributable to CONSOL Energy Inc. Shareholders	$57,715	$62,870	$29,607	$18,167	$(110,644)	$57,715

Income Statement for the Six Months Ended June 30, 2018 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Revenue and Other Income:
Coal Revenue	$—	$541,280	$180,426	$—	$—	$721,706
Terminal Revenue	—	31,880	—	—	—	31,880
Freight Revenue	—	26,498	8,833	—	—	35,331
Miscellaneous Other Income	160,990	16,601	3,237	—	(144,572)	36,256
Gain on Sale of Assets	—	296	62	—	—	358
Total Revenue and Other Income	160,990	616,555	192,558	—	(144,572)	825,531
Costs and Expenses:
Operating and Other Costs	—	366,843	109,586	1,568	—	477,997
Depreciation, Depletion and Amortization	—	81,722	22,710	—	—	104,432
Freight Expense	—	26,498	8,833	—	—	35,331
Selling, General and Administrative Costs	—	22,828	6,361	—	—	29,189
Loss on Debt Extinguishment	3,149	—	—	—	—	3,149
Interest Expense, net	41,054	1,495	3,735	—	(3,735)	42,549
Total Costs And Expenses	44,203	499,386	151,225	1,568	(3,735)	692,647
Earnings (Loss) Before Income Tax	116,787	117,169	41,333	(1,568)	(140,837)	132,884
Income Tax Expense	9,217	—	—	—	—	9,217
Net Income (Loss)	107,570	117,169	41,333	(1,568)	(140,837)	123,667
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	16,097	16,097
Net Income (Loss) Attributable to CONSOL Energy Inc. Shareholders	$107,570	$117,169	$41,333	$(1,568)	$(156,934)	$107,570

Condensed Statement of Cash Flows for the Six Months Ended June 30, 2019 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$161,749	$(43,026)	$47,078	$—	$—	$165,801
Cash Flows from Investing Activities:
Capital Expenditures	—	(64,908)	(18,046)	—	—	(82,954)
Proceeds from Sales of Assets	—	1,296	4	—	—	1,300
(Investments in), net of Distributions from, Subsidiaries	(86,783)	95,629	—	—	(8,846)	—
Net Cash (Used in) Provided by Investing Activities	(86,783)	32,017	(18,042)	—	(8,846)	(81,654)
Cash Flows from Financing Activities:
Payments on Finance Leases	—	(7,242)	(1,890)	—	—	(9,132)
Net (Payments on) Proceeds from Related Party Long-Term Notes	(2,000)	—	2,000	—	—	—
Proceeds from Term Loan A	26,250	—	—	—	—	26,250
Payments on Term Loan A	(3,750)	—	—	—	—	(3,750)
Payments on Term Loan B	(123,062)	—	—	—	—	(123,062)
Buyback of Second Lien Notes	(19,320)	—	—	—	—	(19,320)
Distributions to Noncontrolling Interest	—	—	(28,809)	—	17,690	(11,119)
Shares/Units Withheld for Taxes	(4,743)	880	(880)	—	—	(4,743)
Repurchases of Common Stock	(9,550)	—	—	—	—	(9,550)
Purchases of CCR Units	(119)	—	—	—	—	(119)
Debt-Related Financing Fees	(20,169)	—	—	—	—	(20,169)
Net Cash (Used in) Provided by Financing Activities	$(156,463)	$(6,362)	$(29,579)	$—	$17,690	$(174,714)

Condensed Statement of Cash Flows for the Six Months Ended June 30, 2018 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(1,344)	$201,323	$78,213	$—	$—	$278,192
Cash Flows from Investing Activities:
Capital Expenditures	—	(44,020)	(12,179)	—	—	(56,199)
Proceeds from Sales of Assets	—	1,064	165	—	—	1,229
Distributions from, net of (Investments in), Subsidiaries	21,478	(3,959)	—	—	(17,519)	—
Net Cash Provided by (Used in) Investing Activities	21,478	(46,915)	(12,014)	—	(17,519)	(54,970)
Cash Flows from Financing Activities:
Payments on Finance Leases	—	(5,186)	(1,411)	—	—	(6,597)
Net Proceeds from (Payments on) Related Party Long-Term Notes	36,083	—	(36,083)	—	—	—
Payments on Term Loan A	(26,250)	—	—	—	—	(26,250)
Payments on Term Loan B	(2,000)	—	—	—	—	(2,000)
Buyback of Second Lien Notes	(20,524)	—	—	—	—	(20,524)
Distributions to Noncontrolling Interest	—	—	(28,693)	—	17,519	(11,174)
Shares/Units Withheld for Taxes	—	(1,972)	(899)	—	—	(2,871)
Spin Distribution to CNX Resources	—	(18,234)	—	—	—	(18,234)
Repurchases of Common Stock	(3,281)	—	—	—	—	(3,281)
Debt-Related Financing Fees	(1,767)	—	—	—	—	(1,767)
Net Cash (Used in) Provided by Financing Activities	$(17,739)	$(25,392)	$(67,086)	$—	$17,519	$(92,698)

Statement of Comprehensive Income for the Three Months Ended June 30, 2019 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non- Guarantor	Elimination	Consolidated
Net Income	$43,280	$27,464	$14,387	$18,582	$(54,883)	$48,830
Other Comprehensive Income:
Net Actuarial Gain (Loss)	2,462	—	(3)	—	—	2,459
Unrecognized Loss on Derivatives	(264)	—	—	—	—	(264)
Other Comprehensive Income (Loss)	2,198	—	(3)	—	—	2,195
Comprehensive Income	45,478	27,464	14,384	18,582	(54,883)	51,025
Less: Comprehensive Income Attributable to Noncontrolling Interest	—	—	—	—	5,549	5,549
Comprehensive Income Attributable to CONSOL Energy Inc. Shareholders	$45,478	$27,464	$14,384	$18,582	$(60,432)	$45,476

Statement of Comprehensive Income for the Three Months Ended June 30, 2018 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non- Guarantor	Elimination	Consolidated
Net Income (Loss)	$45,162	$54,188	$19,376	$(873)	$(65,144)	$52,709
Other Comprehensive Income (Loss):
Net Actuarial Gain (Loss)	4,184	—	(2)	—	—	4,182
Other Comprehensive Income (Loss)	4,184	—	(2)	—	—	4,182
Comprehensive Income (Loss)	49,346	54,188	19,374	(873)	(65,144)	56,891
Less: Comprehensive Income Attributable to Noncontrolling Interest	—	—	—	—	7,550	7,550
Comprehensive Income (Loss) Attributable to CONSOL Energy Inc. Shareholders	$49,346	$54,188	$19,374	$(873)	$(72,694)	$49,341

Statement of Comprehensive Income for the Six Months Ended June 30, 2019 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non- Guarantor	Elimination	Consolidated
Net Income	$57,715	$62,870	$29,607	$18,167	$(99,226)	$69,133
Other Comprehensive Income:
Net Actuarial Gain (Loss)	4,919	—	(6)	—	6	4,919
Unrecognized Loss on Derivatives	(264)	—	—	—	—	(264)
Other Comprehensive Income (Loss)	4,655	—	(6)	—	6	4,655
Comprehensive Income	62,370	62,870	29,601	18,167	(99,220)	73,788
Less: Comprehensive Income Attributable to Noncontrolling Interest	—	—	—	—	11,416	11,416
Comprehensive Income Attributable to CONSOL Energy Inc. Shareholders	$62,370	$62,870	$29,601	$18,167	$(110,636)	$62,372

Statement of Comprehensive Income for the Six Months Ended June 30, 2018 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non- Guarantor	Elimination	Consolidated
Net Income (Loss)	$107,570	$117,169	$41,333	$(1,568)	$(140,837)	$123,667
Other Comprehensive Income (Loss):
Net Actuarial Gain (Loss)	8,183		(4)	—	—	8,179
Other Comprehensive Income (Loss)	8,183	—	(4)	—	—	8,179
Comprehensive Income (Loss)	115,753	117,169	41,329	(1,568)	(140,837)	131,846
Less: Comprehensive Income Attributable to Noncontrolling Interest	—	—	—	—	16,098	16,098
Comprehensive Income (Loss) Attributable to CONSOL Energy Inc. Shareholders	$115,753	$117,169	$41,329	$(1,568)	$(156,935)	$115,748

NOTE 18—RELATED PARTY TRANSACTIONS:

Transactions with the Company's Former Parent (2017)

Transition Services Agreements

The Company entered into a transition services agreement and certain other agreements in connection with the separation and distribution agreement with its former parent to cover certain continued corporate services provided by the Company and its former parent to each other following the completion of the separation and distribution. In connection with the separation and distribution, the Company began to set up its own corporate functions, and pursuant to the transition services agreement, the Company's former parent provided various corporate support services, including certain accounting, human resources, information technology, office and building, risk, security, tax and treasury, building security and tax services, as well as certain regulatory compliance services required during the period in which the Company remained a majority-owned subsidiary of its former parent. The charges associated with these services were not material during the three and six months ended June 30, 2019 and 2018, and are consistent with expenses that the Company's former parent has historically allocated or incurred with respect to such services. The transition services agreement with the Company's former parent expired in February 2019.

Former Parent Receivables and Payables

The Company had a receivable from its former parent of $6,540 and $11,788, of which $6,540 and $5,500 was recorded in Other Receivables on the Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, respectively. Additionally, $6,288 was included in Other Assets on the Consolidated Balance Sheet at December 31, 2018. These items relate to the reimbursement of the one-time transaction costs as well as other reimbursements per the terms of the separation and distribution agreement.

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

On March 28, 2019, the Affiliated Company Credit Agreement was amended to extend the maturity date from February 27, 2023 to December 28, 2024. Interest accrues at a rate ranging from 3.75% to 4.75%, subject to the Partnership's net leverage ratio. For the three months ended June 30, 2019 and 2018, $1,971 and $1,976 of interest expense is included in the Consolidated Statements of Income, respectively. For the six months ended June 30, 2019 and 2018, $3,766 and $4,110 of interest expense is included in the Consolidated Statements of Income, respectively. The collateral obligations under the Affiliated Company Credit Agreement generally mirror the Original CCR Credit Facility, as does the list of entities that will act as guarantors thereunder. The Affiliated Company Credit Agreement is subject to financial covenants relating to a maximum first lien gross leverage ratio and a maximum total net leverage ratio, which will be calculated on a consolidated basis for the Partnership and its restricted subsidiaries at the end of each fiscal quarter. The Partnership was in compliance with each of these financial covenants at June 30, 2019. The Affiliated Company Credit Agreement also contains a number of customary affirmative covenants and negative covenants, including limitations on the ability of the Partnership to incur additional indebtedness, grant liens, and make investments, acquisitions, dispositions, restricted payments, and prepayments of junior indebtedness (subject to certain limited exceptions).

CCR is a party to a number of other agreements with CONSOL Energy, or its subsidiaries, that are described in detail in the section titled “Agreements with Affiliates” in Item 13 of CCR’s Form 10-K filed on February 8, 2019.

Charges for services from the Company to CCR include the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Operating and Other Costs	$767	$761	$1,530	$1,447
Selling, General and Administrative Costs	1,974	1,953	5,030	3,598
Total Services from CONSOL Energy	$2,741	$2,714	$6,560	$5,045

Operating and Other Costs include pension service costs and insurance expenses. Selling, General and Administrative Costs include charges for incentive compensation, an annual administrative support fee and reimbursement for the provision of certain management and operating services provided by the Company.

At June 30, 2019 and December 31, 2018, CCR had a net payable to the Company in the amount of $380 and $3,831, respectively. This payable includes reimbursements for business expenses, executive fees, stock-based compensation and other items under the Omnibus Agreement.

In May 2019, CONSOL Energy Inc.'s Board of Directors approved an expansion of the stock, unit and debt repurchase program (see Note 19 - Stock, Unit and Debt Repurchase). The program expansion allows the Company to use up to $50 million of the program to purchase CONSOL Coal Resources LP's outstanding common units in the open market. During the six months ended June 30, 2019, 6,884 of the Partnership's common units were purchased under this program at an average price of $17.35 per unit.

NOTE 19—STOCK, UNIT AND DEBT REPURCHASE:

In December 2017, CONSOL Energy’s Board of Directors approved a program to repurchase, from time to time, the Company’s outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025, in an aggregate amount of up to $50 million through the period ending June 30, 2019. The program was subsequently amended by CONSOL Energy’s Board of Directors in July 2018 to allow up to $100 million of repurchases of the Company’s common stock or its 11.00% Senior Secured Second Lien Notes due 2025, subject to certain limitations in the Company’s current credit agreement and the tax matters agreement (TMA). The Company’s Board of Directors also authorized the Company to use up to $25 million of the program to purchase CONSOL Coal Resources LP’s outstanding common units in the open market. In May 2019, CONSOL Energy's Board of Directors approved an expansion of the stock, unit and debt repurchase program. The aggregate amount of the program's expansion was $75 million, bringing the aggregate limit of the Company's stock, unit and debt repurchase program to $175 million. The May 2019 expansion also increased the aggregate limit of the amount of CONSOL Coal Resources LP's common units that can be purchased under the program to $50 million, which is consistent with the Company's credit facility covenants that prohibit the Company from using more than $50 million for the purchase of CONSOL Coal Resources LP's outstanding common units. The Company's Board of Directors also approved extending the termination date of the program, from June 30, 2019 to June 30, 2020.

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

During the six months ended June 30, 2019, the Company repurchased approximately $19,320 of its 11.00% Senior Secured Second Lien Notes due 2025. Also during the six months ended June 30, 2019, 351,443 shares of the Company's common stock were repurchased and retired at an average price of $27.18 per share, and 6,884 of the Partnership's common units were purchased at an average price of $17.35 per unit.

During the six months ended June 30, 2018, the Company repurchased approximately $20,524 of its 11.00% Senior Secured Second Lien Notes due 2025. Also during the six months ended June 30, 2018, 91,000 shares of the Company's common stock were repurchased and retired at an average price of $36.05 per share. No common Partnership units were purchased under this program during the six months ended June 30, 2018.
NOTE 20—SUBSEQUENT EVENTS:

On July 25, 2019, the Board of Directors of CCR's general partner declared a cash distribution of $0.5125 per unit to CCR's limited partner unitholders and the holder of the general partner interest. The cash distribution will be paid on August 15, 2019 to the unitholders of record at the close of business on August 8, 2019.

On July 25, 2019, the Board of Directors of CCR's general partner announced that upon payment of the cash distribution with respect to the quarter ended June 30, 2019, the financial requirements for the conversion of all CCR subordinated units will be satisfied. As a result, on August 16, 2019, all 11,611,067 subordinated units, which are owned entirely by CONSOL Energy Inc., will be converted into common units on a one-for-one basis. The conversion will not impact the amount of the cash distribution paid or the total number of CCR's outstanding units representing limited partner interests.

On July 30, 2019, CONSOL Energy Inc.'s Board of Directors approved an expansion of the stock, unit and debt repurchase program. The aggregate amount of the program's expansion is $25 million, bringing the total amount of the Company's stock, unit and debt repurchase program to $200 million. The program's available capacity as of August 6, 2019 is $111,959.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in conjunction with the Consolidated Financial Statements and corresponding notes included elsewhere in this Form 10-Q. In addition, this Form 10-Q report should be read in conjunction with the Consolidated Financial Statements for the three-year period ended December 31, 2018 included in CONSOL Energy Inc.'s Form 10-K, filed on February 8, 2019. This MD&A contains forward-looking statements and the matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those projected or implied in the forward-looking statements. Please see “Risk Factors” and “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

All amounts discussed are in millions of U.S. dollars, unless otherwise indicated.

The Separation and Distribution

On November 28, 2017, CONSOL Energy was separated from its former parent to become an independent, publicly-traded coal company. As part of the separation, the following assets of the Company's former parent were transferred to CONSOL Energy: (i) its interest in the Pennsylvania Mining Complex and certain related coal assets, (ii) its ownership interest in CNX Coal Resources LP, which owns a 25% undivided interest in the PAMC, (iii) the CONSOL Marine Terminal and, (iv) undeveloped coal reserves (Greenfield Reserves) located in the Northern Appalachian, Central Appalachian and Illinois basins, and certain related coal assets and liabilities. Following the separation, shares of the Company's common stock began “regular-way” trading on the New York Stock Exchange on November 29, 2017 under the symbol “CEIX”.

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

Our core businesses consist of our:

•
Pennsylvania Mining Complex: The PAMC, which includes the Bailey Mine, the Enlow Fork Mine, the Harvey Mine and the Central Preparation Plant, has extensive high-quality coal reserves. We mine our reserves from the Pittsburgh No. 8 Coal Seam, which is a large contiguous formation of uniform, high-Btu coal that is ideal for high productivity, low-cost longwall operations. The design of the PAMC is optimized to produce large quantities of coal on a cost-efficient basis. We are able to sustain high production volumes at comparatively low operating costs due to, among other things, our technologically advanced longwall mining systems, logistics infrastructure and safety. All of our mines utilize longwall mining, which is a highly automated underground mining technique that produces large volumes of coal at lower costs compared to other underground mining methods. We own a 75% undivided interest in the PAMC, and the remaining 25% is owned by CCR, as discussed below.

•
CCR Ownership: CONSOL Energy owns, directly or indirectly, through CCR's general partner, 61.4% of the partnership, which is comprised of a 1.7% general partner interest and a 59.7% limited partner interest. At June 30, 2019, CCR's assets included a 25% undivided interest in, and full operational control over, the PAMC.

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

These assets and the diverse markets they serve provide robust flexibility for generating cash across a wide variety of demand and pricing scenarios. This flexibility begins with the low-cost structure and optionality afforded by the PAMC. The three mines at the PAMC, which include the Bailey, Enlow Fork, and Harvey mines, produce coal from the Pittsburgh No. 8 Coal Seam using longwall mining, a highly automated underground mining technique that produces large volumes of coal at lower costs compared to alternative mining methods. These three mines collectively operate five longwalls, and the production from all three mines is processed at a single, centralized preparation plant, which is connected via conveyor belts to each mine. The Central Preparation Plant, which can clean and process up to 8,200 raw tons of coal per hour, provides economies of scale while also maintaining the ability to segregate and blend coal based on quality. This infrastructure enables us to tailor our production levels and quality specifications to meet market demands. It also results in a highly productive, low-cost operation as compared to other NAPP coal mines. The PAMC is the most productive and efficient coal mining complex in NAPP. For the year ending December 31, 2018, productivity averaged 7.62 tons of coal per employee hour, compared with an average of 5.18 tons per employee hour for all other currently operating NAPP longwalls. Our high productivity helps drive a low cost structure. Our efficiency strengthens our margins throughout the commodity cycle, and has allowed us to continue to generate positive margins even in challenging pricing environments.

Coal from the PAMC is versatile in that it can be sold either domestically or abroad, in the thermal coal market or as a crossover product in the high-volatile metallurgical coal market. We have a well-established and diverse blue chip customer base, comprised primarily of domestic electric-power-producing companies located in the eastern United States. For 2020 and 2021, our contracted position, as of August 6, 2019, is at 80% and 34%, respectively, assuming a 27 million ton annual coal sales volume. We believe our committed and contracted position is well-balanced in hedging against market downside risk while allowing us to continue to build out our customer portfolio strategically and opportunistically as the market evolves.

Q2 2019 Highlights:

•
PAMC employees improved their safety performance by 30% compared to the year-ago quarter. The central preparation plant and CONSOL Marine Terminal continued their strong safety performance with an incident-free quarter.

•	Net income of $49 million

•	Reduced total debt by over $21 million

•	Repurchased approximately 1.2% of outstanding CONSOL Energy Inc. common shares for $10 million

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

These non-GAAP financial measures should not be considered an alternative to total costs, net income, operating cash flow, or any other measure of financial performance or liquidity presented in accordance with GAAP. These measures exclude some, but not all, items that affect net income or net cash, and these measures and the way we calculate them may vary from those of other companies. As a result, the items presented below may not be comparable to similarly titled measures of other companies.

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

The following table presents a reconciliation of cost of coal sold and cash cost of coal sold to total costs and expenses, the most directly comparable GAAP financial measure, on a historical basis, for each of the periods indicated (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total Costs and Expenses	$337,287	$359,532	$688,448	$692,647
Freight Expense	(3,854)	(17,444)	(10,516)	(35,331)
Selling, General and Administrative Costs	(16,288)	(15,705)	(38,211)	(29,189)
Loss on Debt Extinguishment	(1,500)	(1,723)	(24,643)	(3,149)
Interest Expense, net	(16,046)	(21,504)	(34,642)	(42,549)
Other Costs (Non-Production)	(23,277)	(35,955)	(54,070)	(72,712)
Depreciation, Depletion and Amortization (Non-Production)	(2,841)	(9,548)	(11,006)	(17,923)
Cost of Coal Sold	$273,481	$257,653	$515,360	$491,794
Depreciation, Depletion and Amortization (Production)	(43,310)	(45,413)	(85,869)	(86,509)
Cash Cost of Coal Sold	$230,171	$212,240	$429,491	$405,285

We define average cash margin per ton sold as average coal revenue per ton, net of average cash cost of coal sold per ton. The GAAP measure most directly comparable to average cash margin per ton sold is total coal revenue.

The following table presents a reconciliation of average cash margin per ton sold to total coal revenue, the most directly comparable GAAP financial measure, on a historical basis, for each of the periods indicated (in thousands, except per ton information).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total Coal Revenue	$350,620	$370,697	$683,123	$721,706
Operating and Other Costs	253,448	248,195	483,561	477,997
Less: Other Costs (Non-Production)	(23,277)	(35,955)	(54,070)	(72,712)
Total Cash Cost of Coal Sold	230,171	212,240	429,491	405,285
Add: Depreciation, Depletion and Amortization	46,151	54,961	96,875	104,432
Less: Depreciation, Depletion and Amortization (Non-Production)	(2,841)	(9,548)	(11,006)	(17,923)
Total Cost of Coal Sold	$273,481	$257,653	$515,360	$491,794
Total Tons Sold (in millions)	7.4	7.8	14.1	14.5
Average Revenue per Ton Sold	$47.53	$47.34	$48.41	$49.93
Average Cash Cost per Ton Sold	31.07	26.99	30.42	28.01
Depreciation, Depletion and Amortization Costs per Ton Sold	6.00	5.91	6.10	6.02
Average Cost per Ton Sold	37.07	32.90	36.52	34.03
Average Margin per Ton Sold	10.46	14.44	11.89	15.90
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	6.00	5.91	6.10	6.02
Average Cash Margin per Ton Sold	$16.46	$20.35	$17.99	$21.92

Three Months Ended June 30, 2019 Compared with the Three Months Ended June 30, 2018

Net Income Attributable to CONSOL Energy Inc. Shareholders

CONSOL Energy reported net income attributable to CONSOL Energy Inc. shareholders of $43 million for the three months ended June 30, 2019, compared to net income attributable to CONSOL Energy Inc. shareholders of $45 million for the three months ended June 30, 2018.

CONSOL Energy consists of the Pennsylvania Mining Complex, as well as various corporate and other business activities that are not allocated to the PAMC. The other business activities include the CONSOL Marine Terminal, the Greenfield Reserves, closed and idle mine activities, selling, general and administrative activities, and income taxes, as well as various other non-operated activities.

PAMC ANALYSIS:

The PAMC division's principal activities consist of mining, preparation and marketing of thermal coal, sold primarily to power generators. The division also includes selling, general and administrative costs, as well as various other activities assigned to the PAMC division, but not included in the cost components on a per unit basis.

The PAMC division had earnings before income tax of $62 million for the three months ended June 30, 2019, compared to earnings before income tax of $85 million for the three months ended June 30, 2018. Variances are discussed below.

	For the Three Months Ended
	June 30,
(in millions)	2019	2018	Variance
Revenue:
Coal Revenue	$351	$371	$(20)
Freight Revenue	4	17	(13)
Miscellaneous Other Income	4	4	—
Total Revenue and Other Income	359	392	(33)
Cost of Coal Sold:
Operating Costs	230	212	18
Depreciation, Depletion and Amortization	43	45	(2)
Total Cost of Coal Sold	273	257	16
Other Costs:
Other Costs	3	16	(13)
Depreciation, Depletion and Amortization	2	2	—
Total Other Costs	5	18	(13)
Freight Expense	4	17	(13)
Selling, General and Administrative Costs	15	15	—
Total Costs and Expenses	297	307	(10)
Earnings Before Income Tax	$62	$85	$(23)

Coal Production

The table below presents total tons produced (in thousands) from the Pennsylvania Mining Complex for the periods indicated:

	For the Three Months Ended June 30,
Mine	2019	2018	Variance
Bailey	3,227	3,453	(226)
Enlow Fork	2,461	2,785	(324)
Harvey	1,536	1,442	94
Total	7,224	7,680	(456)

Coal production was 7.2 million tons for the three months ended June 30, 2019, compared to 7.7 million tons for the three months ended June 30, 2018. Coal production decreased slightly due to the impacts of an additional longwall move during the three months ended June 30, 2019, slower recovery of the longwall after the move and other operational delays. The Harvey mine achieved a record-high quarterly production during the three months ended June 30, 2019.

Coal Operations

The PAMC division's coal revenue and cost components on a per unit basis for the three months ended June 30, 2019 and 2018 are detailed in the table below. The PAMC division's operations also include various costs such as selling, general and administrative, freight and other costs not included in the unit cost analysis because these costs are not directly associated with coal production.

	For the Three Months Ended June 30,
	2019	2018	Variance
Total Tons Sold (in millions)	7.4	7.8	(0.4)
Average Revenue per Ton Sold	$47.53	$47.34	$0.19

Average Cash Cost per Ton Sold	$31.07	$26.99	$4.08
Depreciation, Depletion and Amortization Costs per Ton Sold (Non-Cash Cost)	6.00	5.91	0.09
Total Costs per Ton Sold	$37.07	$32.90	$4.17
Average Margin per Ton Sold	$10.46	$14.44	$(3.98)
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	6.00	5.91	0.09
Average Cash Margin per Ton Sold (1)	$16.46	$20.35	$(3.89)
(1) Average cash margin per ton is an operating ratio derived from non-GAAP measures. See “How We Evaluate Our Operations - Reconciliation of Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to the most directly comparable GAAP measures.

Coal Revenue

Coal revenue was $351 million for the three months ended June 30, 2019, compared to $371 million for the three months ended June 30, 2018. The $20 million decrease was primarily attributable to a 0.4 million decrease in tons sold. Average revenue per ton benefited from an increase in prices the Company received for its export coal. This was partially offset by a decline in average revenue per ton on the Company's power price-linked domestic netback contracts, as PJM West power prices averaged approximately 27% lower compared to the year-ago quarter.

Freight Revenue and Freight Expense

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services. Freight revenue is completely offset by freight expense. Freight revenue and freight expense were both $4 million for the three months ended June 30, 2019, compared to $17 million for the three months ended June 30, 2018. The $13 million decrease was due to decreased shipments to customers where the Company was contractually obligated to provide transportation services.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. The costs of coal sold include items such as direct operating costs, royalties and production taxes, direct administration costs and depreciation, depletion, and amortization costs on production assets. Total cost of coal sold was $273 million for the three months ended June 30, 2019, or $16 million higher than the $257 million for the three months ended June 30, 2018. Total costs per ton sold were $37.07 per ton for the three months ended June 30, 2019, compared to $32.90 per ton for the three months ended June 30, 2018. The increase in the total cost of coal sold was primarily driven by additional equipment rebuilds and longwall overhauls due to the timing of longwall moves and panel development. Also, the Company has seen an increase in maintenance and supply costs as a result of a slower start-up after the longwall move and tougher geological conditions and operational delays at the Bailey mine.

Other Costs

Other costs include items that are assigned to the PAMC division but are not included in unit costs, such as coal reserve holding costs and purchased coal costs. Total other costs decreased $13 million in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The decrease was primarily attributable to additional costs incurred in the year-ago quarter related to discretionary employee benefit expenses and demurrage charges.

Selling, General, and Administrative Costs

At June 30, 2019, CONSOL Energy was party to a service agreement with CCR that required CONSOL Energy to provide certain selling, general and administrative services to CCR. These services are paid monthly based on an agreed-upon fixed fee that is reset at least annually. See Note 18 - Related Party Transactions of the Notes to the Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. An additional portion of CONSOL Energy's selling, general and administrative costs are allocated to the PAMC division, outside of the service agreement, based on a percentage of total revenue and a percentage of total projected capital expenditures. The amount of selling, general and administrative costs related to the PAMC division was $15 million for the three months ended June 30, 2019 and 2018.

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

Other business activities had a loss before income tax of $15 million for the three months ended June 30, 2019, compared to a loss before income tax of $29 million for the three months ended June 30, 2018. Variances are discussed below.

	For the Three Months Ended
	June 30,
(in millions)	2019	2018	Variance
Revenue:
Terminal Revenue	$17	$17	$—
Miscellaneous Other Income	8	6	2
Gain on Sale of Assets	1	—	1
Total Revenue and Other Income	26	23	3
Other Costs and Expenses:
Operating and Other Costs	21	20	1
Depreciation, Depletion and Amortization	1	8	(7)
Selling, General and Administrative Costs	1	1	—
Loss on Debt Extinguishment	2	2	—
Interest Expense, net	16	21	(5)
Total Other Costs and Expenses	41	52	(11)
Loss Before Income Tax	$(15)	$(29)	$14

Terminal Revenue

Terminal revenue consists of sales from the CONSOL Marine Terminal, which is located on 200 acres in the Port of Baltimore, Maryland and provides access to international coal markets. CONSOL Marine Terminal sales were $17 million for the three months ended June 30, 2019 and 2018.

Miscellaneous Other Income

Miscellaneous other income was $8 million for the three months ended June 30, 2019, compared to $6 million for the three months ended June 30, 2018. The change is due to the following items:

	For the Three Months Ended June 30,
(in millions)	2019	2018	Variance
Royalty Income - Non-Operated Coal	$6	$4	$2
Rental Income	1	1	—
Interest Income	1	—	1
Other Income	—	1	(1)
Total Miscellaneous Other Income	$8	$6	$2

Operating and Other Costs

Operating and other costs were $21 million for the three months ended June 30, 2019, compared to $20 million for the three months ended June 30, 2018. Operating and other costs increased in the period-to-period comparison due to the following items:

	For the Three Months Ended June 30,
(in millions)	2019	2018	Variance
Terminal Operating Costs	$5	$6	$(1)
Employee-Related Legacy Liability Expense	9	11	(2)
Lease Rental Expense	2	1	1
Closed and Idle Mines	1	1	—
Other	4	1	3
Total Operating and Other Costs	$21	$20	$1

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased $7 million in the period-to-period comparison due to current quarter adjustments to the Company's asset retirement obligations based on current projected cash outflows.

Selling, General and Administrative Costs

Selling, general and administrative costs are allocated to the Company's Other division based on a percentage of total revenue and a percentage of total projected capital expenditures. There was no material change in selling, general and administrative costs in the period-to-period comparison.

Loss on Debt Extinguishment

Loss on debt extinguishment of $2 million was recognized in the three months ended June 30, 2019 due to the open market repurchases of the 11.00% Senior Secured Second Lien Notes due 2025. Loss on debt extinguishment of $2 million was recognized in the three months ended June 30, 2018 due to accelerated payments made on the Term Loan A Facility and the open market repurchases of the 11.00% Senior Secured Second Lien Notes due 2025.

Interest Expense, net

Interest expense, net of amounts capitalized, is comprised of interest on the Company's Senior Secured Credit Facilities, the 11.00% Senior Secured Second Lien Notes and interest on the 5.75% MEDCO Revenue Bonds. Interest expense, net of amounts capitalized, decreased $5 million in the period-to-period comparison, primarily related to the $110 million required repayment on the Term Loan B Facility, as well as the refinancing of the Company's Revolving Credit Facility, Term Loan A Facility and Term Loan B Facility, both of which occurred during the first quarter of 2019.

Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018

Net Income Attributable to CONSOL Energy Inc. Shareholders

CONSOL Energy reported net income attributable to CONSOL Energy Inc. shareholders of $58 million for the six months ended June 30, 2019, compared to net income attributable to CONSOL Energy Inc. shareholders of $108 million for the six months ended June 30, 2018.

CONSOL Energy consists of the Pennsylvania Mining Complex, as well as various corporate and other business activities that are not allocated to the PAMC. The other business activities include the CONSOL Marine Terminal, the Greenfield Reserves, closed and idle mine activities, selling, general and administrative activities, and income taxes, as well as various other non-operated activities.

PAMC ANALYSIS:

The PAMC division's principal activities consist of mining, preparation and marketing of thermal coal, sold primarily to power generators. The division also includes selling, general and administrative costs, as well as various other activities assigned to the PAMC division, but not included in the cost components on a per unit basis.

The PAMC division had earnings before income tax of $126 million for the six months ended June 30, 2019, compared to earnings before income tax of $183 million for the six months ended June 30, 2018. Variances are discussed below.

	For the Six Months Ended
	June 30,
(in millions)	2019	2018	Variance
Revenue:
Coal Revenue	$683	$722	$(39)
Freight Revenue	11	35	(24)
Miscellaneous Other Income	9	13	(4)
Total Revenue and Other Income	703	770	(67)
Cost of Coal Sold:
Operating Costs	429	405	24
Depreciation, Depletion and Amortization	86	87	(1)
Total Cost of Coal Sold	515	492	23
Other Costs:
Other Costs	11	30	(19)
Depreciation, Depletion and Amortization	4	4	—
Total Other Costs	15	34	(19)
Freight Expense	11	35	(24)
Selling, General and Administrative Costs	36	26	10
Total Costs and Expenses	577	587	(10)
Earnings Before Income Tax	$126	$183	$(57)

Coal Production

The table below presents total tons produced (in thousands) from the Pennsylvania Mining Complex for the periods indicated:

	For the Six Months Ended June 30,
Mine	2019	2018	Variance
Bailey	6,173	7,265	(1,092)
Enlow Fork	5,292	4,802	490
Harvey	2,608	2,315	293
Total	14,073	14,382	(309)

Coal production was 14.1 million tons for the six months ended June 30, 2019, compared to 14.4 million tons for the six months ended June 30, 2018. Coal production decreased slightly, mainly due to reduced production at the Bailey mine resulting from a longwall move and other operational delays. This was partially offset by increased production at the Enlow Fork mine, as geological conditions improved compared to the year-ago period, and at the Harvey mine.

Coal Operations

The PAMC division's coal revenue and cost components on a per unit basis for the six months ended June 30, 2019 and 2018 are detailed in the table below. The PAMC division's operations also include various costs such as selling, general and administrative, freight and other costs not included in the unit cost analysis because these costs are not directly associated with coal production.

	For the Six Months Ended June 30,
	2019	2018	Variance
Total Tons Sold (in millions)	14.1	14.5	(0.4)
Average Revenue per Ton Sold	$48.41	$49.93	$(1.52)

Average Cash Cost per Ton Sold	$30.42	$28.01	$2.41
Depreciation, Depletion and Amortization Costs per Ton Sold (Non-Cash Cost)	6.10	6.02	0.08
Total Costs per Ton Sold	$36.52	$34.03	$2.49
Average Margin per Ton Sold	$11.89	$15.90	$(4.01)
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	6.10	6.02	0.08
Average Cash Margin per Ton Sold (1)	$17.99	$21.92	$(3.93)
(1) Average cash margin per ton is an operating ratio derived from non-GAAP measures. See “How We Evaluate Our Operations - Reconciliation of Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to the most directly comparable GAAP measures.

Coal Revenue

Coal revenue was $683 million for the six months ended June 30, 2019, compared to $722 million for the six months ended June 30, 2018. The $39 million decrease was primarily attributable to a $1.52 lower average sales price per ton sold in the 2019 period, mainly driven by lower domestic netback contract pricing compared to the year-ago period, as well as a 0.4 million decrease in tons sold. This decrease was partially offset by an increase in prices the Company received for its export coal.

Freight Revenue and Freight Expense

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services. Freight revenue is completely offset by freight expense. Freight revenue and freight expense were both $11 million for the six months ended June 30, 2019, compared to $35 million for the six months ended June 30, 2018. The $24 million decrease was due to decreased shipments to customers where the Company was contractually obligated to provide transportation services.

Miscellaneous Other Income

Miscellaneous other income was $9 million for the six months ended June 30, 2019, compared to $13 million for the six months ended June 30, 2018. The $4 million decrease was primarily attributable to a decrease in sales of externally purchased coal to blend and resell.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. The costs of coal sold include items such as direct operating costs, royalties and production taxes, direct administration costs and depreciation, depletion, and amortization costs on production assets. Total cost of coal sold was $515 million for the six months ended June 30, 2019, or $23 million higher than the $492 million for the six months ended June 30, 2018. Total costs per ton sold were $36.52 per ton for the six months ended June 30, 2019, compared to $34.03 per ton for the six months ended June 30, 2018. The increase in the total cost of coal sold was primarily driven by additional equipment rebuilds and longwall overhauls due to the timing of longwall moves and panel development. Also, the Company has seen an increase in maintenance and supply costs as a result of a slower start-up after the longwall move and tougher geological conditions and operational delays at the Bailey mine.

Other Costs

Other costs include items that are assigned to the PAMC division but are not included in unit costs, such as coal reserve holding costs and purchased coal costs. Total other costs decreased $19 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decrease was primarily attributable to additional costs incurred in the year-ago period related to externally purchased coal to blend and resell, discretionary employee benefit expenses and demurrage charges.

Selling, General, and Administrative Costs

At June 30, 2019, CONSOL Energy was party to a service agreement with CCR that required CONSOL Energy to provide certain selling, general and administrative services to CCR. These services are paid monthly based on an agreed-upon fixed fee that is reset at least annually. See Note 18 - Related Party Transactions of the Notes to the Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. An additional portion of CONSOL Energy's selling, general and administrative costs are allocated to the PAMC division, outside of the service agreement, based on a percentage of total revenue and a percentage of total projected capital expenditures. The amount of selling, general and administrative costs related to the PAMC division was $36 million for the six months ended June 30, 2019, compared to $26 million for the six months ended June 30, 2018. The $10 million increase in the period-to-period comparison was primarily related to accelerated non-cash amortization recorded in the current period for retiree-eligible employees who received awards under the Company's Performance Incentive Plan, as well as an increase in expenditures related to the conversion to and implementation of a different Enterprise Resource and Planning system.

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

Other business activities had a loss before income tax of $60 million for the six months ended June 30, 2019, compared to a loss before income tax of $50 million for the six months ended June 30, 2018. Variances are discussed below.

	For the Six Months Ended
	June 30,
(in millions)	2019	2018	Variance
Revenue:
Terminal Revenue	$35	$32	$3
Miscellaneous Other Income	16	23	(7)
Gain on Sale of Assets	1	—	1
Total Revenue and Other Income	52	55	(3)
Other Costs and Expenses:
Operating and Other Costs	43	43	—
Depreciation, Depletion and Amortization	7	13	(6)
Selling, General and Administrative Costs	2	3	(1)
Loss on Debt Extinguishment	25	3	22
Interest Expense, net	35	43	(8)
Total Other Costs and Expenses	112	105	7
Loss Before Income Tax	$(60)	$(50)	$(10)

Terminal Revenue

Terminal revenue consists of sales from the CONSOL Marine Terminal, which is located on 200 acres in the Port of Baltimore, Maryland and provides access to international coal markets. CONSOL Marine Terminal sales were $35 million for the six months ended June 30, 2019, compared to $32 million for the six months ended June 30, 2018. The $3 million increase in the period-to-period comparison was primarily attributable to a 0.7 million increase in throughput tons, from 7.0 million tons in the six months ended June 30, 2018 to 7.7 million tons in the six months ended June 30, 2019.

Miscellaneous Other Income

Miscellaneous other income was $16 million for the six months ended June 30, 2019, compared to $23 million for the six months ended June 30, 2018. The change is due to the following items:

	For the Six Months Ended June 30,
(in millions)	2019	2018	Variance
Royalty Income - Non-Operated Coal	$12	$14	$(2)
Property Easements and Option Income	1	4	(3)
Rental Income	1	2	(1)
Interest Income	2	1	1
Other Income	—	2	(2)
Total Miscellaneous Other Income	$16	$23	$(7)

Operating and Other Costs

Operating and other costs were $43 million for the six months ended June 30, 2019 and 2018. Operating and other costs remained consistent in the period-to-period comparison as follows:

	For the Six Months Ended June 30,
(in millions)	2019	2018	Variance
Terminal Operating Costs	$11	$11	$—
Employee-Related Legacy Liability Expense	19	20	(1)
Lease Rental Expense	3	1	2
Closed and Idle Mines	2	2	—
Litigation Expense	3	3	—
Other	5	6	(1)
Total Operating and Other Costs	$43	$43	$—

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased $6 million in the period-to-period comparison due to current year adjustments to the Company's asset retirement obligations based on current projected cash outflows.

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

Loss on Debt Extinguishment

Loss on debt extinguishment of $25 million was recognized in the six months ended June 30, 2019 due to the open market repurchases of the 11.00% Senior Secured Second Lien Notes due 2025, the $110 million required repayment on the Term Loan B Facility, and the refinancing of the Company's Revolving Credit Facility, Term Loan A Facility and Term Loan B Facility. See Note 12 - Long-Term Debt in the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information.

Loss on debt extinguishment of $3 million was recognized in the six months ended June 30, 2018 due to accelerated payments made on the Term Loan A Facility and the open market repurchases of the 11.00% Senior Secured Second Lien Notes due 2025.

Interest Expense, net

Interest expense, net of amounts capitalized, is comprised of interest on the Company's Senior Secured Credit Facilities, the 11.00% Senior Secured Second Lien Notes and interest on the 5.75% MEDCO Revenue Bonds. Interest expense, net of amounts capitalized, decreased $8 million in the period-to-period comparison, primarily related to the $110 million required repayment on the Term Loan B Facility, as well as the refinancing of the Company's Revolving Credit Facility, Term Loan A Facility and Term Loan B Facility, both of which occurred during the six months ended June 30, 2019.

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

The Company expects to generate adequate cash flow from operations in 2019, through continued demand from the export and domestic thermal markets and consistent cost control measures. The Company started construction on the coarse refuse disposal area project in 2017, which is expected to continue through 2021. The Company's 2019 capital needs are expected to be between $155 million to $185 million, which is increased from 2018 levels due to additional expected capital expenditures related to the Itmann project, airshaft construction projects, and additional belt system related expenditures.

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

Uncertainty in the financial markets brings additional potential risks to CONSOL Energy. These risks include declines in the Company's stock price, less availability and higher costs of additional credit, potential counterparty defaults, and commercial bank failures. Financial market disruptions may impact the Company's collection of trade receivables. As a result, CONSOL Energy regularly monitors the creditworthiness of its customers and counterparties and manages credit exposure through payment terms, credit limits, prepayments and security. CONSOL Energy believes that its current group of customers does not present any abnormal business risk.

The Company owns an undivided interest in 75% of the PAMC and the Partnership owns the remaining undivided 25% interest of the PAMC. As of June 30, 2019, the Company had a 61.4% economic ownership interest in the Partnership through its various holdings of the general partner and limited partnership interests of the Partnership.

Cash Flows (in millions)

	For the Six Months Ended June 30,
	2019	2018	Change
Cash Provided by Operating Activities	$166	$278	$(112)
Cash Used in Investing Activities	$(82)	$(55)	$(27)
Cash Used in Financing Activities	$(175)	$(93)	$(82)

Cash provided by operating activities decreased $112 million in the period-to-period comparison, primarily due to a $55 million decrease in net income, as well as changes in stock/unit-based compensation expense, loss on debt extinguishment, deferred taxes and other working capital changes that occurred throughout both periods.

Cash used in investing activities increased $27 million in the period-to-period comparison. Capital expenditures increased primarily due to an increase in airshaft construction projects and additional belt system related expenditures, partially offset by a reduction in refuse project expenditures compared to the year-ago period.

	For the Six Months Ended June 30,
	2019	2018	Change
Building and Infrastructure	$37	$17	$20
Equipment Purchases and Rebuilds	24	12	12
Refuse Storage Area	13	18	(5)
IS&T Infrastructure	4	4	—
Other	5	5	—
Total Capital Expenditures	$83	$56	$27

Cash used in financing activities increased $82 million in the period-to-period comparison. During the six months ended June 30, 2019, total payments of $146 million were made on the Company's Term Loan B Facility, 11.00% Senior Secured Second Lien Notes and the Term Loan A Facility, which included the required excess cash flow repayment of $110 million on the Term Loan B Facility (see Note 12 - Long-Term Debt for additional information). The Company received additional proceeds on its Term Loan A Facility in the amount of $26 million as a result of the debt refinancing that occurred during the six months ended June 30, 2019. In connection with the debt refinancing, approximately $20 million of financing-related fees and charges were paid.

During the six months ended June 30, 2018, total payments of $49 million were made on the Company's Term Loan A Facility, Term Loan B Facility and 11.00% Senior Secured Second Lien Notes. Also during the six months ended June 30, 2018, the Company paid its former parent $18 million related to the final settlement of shared, spin-related fees.

Senior Secured Credit Facilities

In November 2017, the Company entered into a revolving credit facility with commitments up to $300 million (the “Revolving Credit Facility”), a Term Loan A Facility of up to $100 million (the “TLA Facility”) and a Term Loan B Facility of up to $400 million (the “TLB Facility”, and together with the Revolving Credit Facility and the TLA Facility, the “Senior Secured Credit Facilities”). On March 28, 2019, the Company amended the Senior Secured Credit Facilities (the “amendment”) to increase the borrowing commitment of the Revolving Credit Facility to $400 million and reallocate the principal amounts outstanding under the TLA Facility and TLB Facility. As a result, the principal amount outstanding under the TLA Facility was $100 million and the principal amount outstanding under the TLB Facility was $275 million. Borrowings under the Company's Senior Secured Credit Facilities bear interest at a floating rate which can be, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) an alternate base rate plus an applicable margin. The applicable margin for the Revolving Credit Facility and TLA Facility depends on the total net leverage ratio, whereas the applicable margin for the TLB Facility is fixed. The amendment reduced the applicable margin by 50 basis points on both the Revolving Credit Facility and the TLA Facility, and by 150 basis points on the TLB Facility. The amendment also extended the maturity dates of the Senior Secured Credit Facilities. The maturity date of the Revolving Credit and TLA Facilities was extended from November 28, 2021 to March 28, 2023. The TLB Facility's maturity date was extended from November 28, 2022 to September 28, 2024. Beginning in June 2019, the TLA Facility will be amortized in equal quarterly installments of (i) 3.75% of the original principal amount thereof, for the first four quarterly installments, (ii) 6.25% of the original principal amount thereof for the subsequent eight quarterly installments and (iii) 8.75% of the original principal amount thereof for the quarterly installments thereafter, with the remaining balance due at final maturity. Beginning in June 2019, the TLB Facility will be amortized in equal quarterly installments in an amount equal to 0.25% per annum of the amended principal amount thereof, with the remaining balance due at final maturity.

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

The Revolving Credit Facility and TLA Facility also include financial covenants, including (i) a maximum first lien gross leverage ratio, (ii) a maximum total net leverage ratio, and (iii) a minimum fixed charge coverage ratio. CONSOL Energy must maintain a maximum first lien gross leverage ratio covenant of no more than 2.00 to 1.00, measured quarterly, stepping down to 1.75 to 1.00 in March 2020. The maximum first lien gross leverage ratio is calculated as the ratio of Consolidated First Lien Debt to Consolidated EBITDA, excluding the Partnership. The maximum first lien gross leverage ratio was 1.15 to 1.00 at June 30, 2019. CONSOL Energy must maintain a maximum total net leverage ratio covenant of no more than 3.00 to 1.00, measured quarterly, stepping down to 2.75 to 1.00 in March 2020. The maximum total net leverage ratio is calculated as the ratio of Consolidated Indebtedness, minus Cash on Hand, to Consolidated EBITDA, excluding the Partnership. The maximum total net leverage ratio was 1.74 to 1.00 at June 30, 2019. Consolidated EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations, non-cash charges related to legacy employee liabilities and gains and losses on debt extinguishment, and includes cash distributions received from the Partnership and subtracts cash payments related to legacy employee liabilities. The facilities also include a minimum fixed charge coverage covenant of no less than 1.10 to 1.00, measured quarterly. The minimum fixed charge coverage ratio is calculated as the ratio of Consolidated EBITDA to Consolidated Fixed Charges, excluding the Partnership. Consolidated Fixed Charges, as used in the covenant calculation, include cash interest payments, cash payments for income taxes, scheduled debt repayments, dividends paid, and Maintenance Capital Expenditures. The minimum fixed charge coverage ratio was 1.52 to 1.00 at June 30, 2019.

The TLB Facility also includes a financial covenant that requires the Company to repay a certain amount of its borrowings under the TLB Facility within ten business days after the date it files its Form 10-K with the Securities and Exchange Commission if the Company has excess cash flow (as defined in the credit agreement for the Senior Secured Credit Facilities) during the year covered by the applicable Form 10-K. During the six months ended June 30, 2019, CONSOL Energy made the required repayment of approximately $110 million based on the amount of the Company's excess cash flow as of December 31, 2018. For fiscal year 2018, such repayment was equal to 75% of the Company’s excess cash flow less any voluntary prepayments of its borrowings under the TLB Facility made by the Company during 2018. For all subsequent fiscal years, the required repayment is equal to a certain percentage of the Company’s excess cash flow for such year, ranging from 0% to 75% depending on the Company’s total net leverage ratio, less the amount of certain voluntary prepayments made by the Company, if any, under the TLB Facility during such fiscal year. The amendment reduced the maximum amount of the mandatory annual excess cash flow sweep under the TLB Facility by 25%.

During the three months ended June 30, 2019, the Company entered into interest rate swaps, which effectively converted $100 million of the TLB Facility's floating interest rate to a fixed interest rate for the twelve months ending December 31, 2020 and 2021. This conversion will reduce interest rates by an average 80 basis points compared to the then-prevailing rates.

The Senior Secured Credit Facilities contain customary events of default, including with respect to a failure to make payments when due, cross-default and cross-judgment default and certain bankruptcy and insolvency events.

At June 30, 2019, the Revolving Credit Facility had no borrowings outstanding and $58 million of letters of credit outstanding, leaving $342 million of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.

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

At June 30, 2019, eligible accounts receivable totaled approximately $34 million. At June 30, 2019, the facility had no outstanding borrowings and $38 million of letters of credit outstanding, leaving no unused capacity. The Company posted $4 million of cash collateral to secure the difference in the outstanding letters of credit and the eligible accounts receivable. Cash collateral of $4 million is included in Restricted Cash in the Consolidated Balance Sheets. Costs associated with the receivables facility totaled $370 thousand and $751 thousand for the three and six months ended June 30, 2019. These costs have been recorded as financing fees which are included in Operating and Other Costs in the Consolidated Statements of Income. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.

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

The Indenture contains covenants that will limit the ability of the Company and the Guarantors, to (i) incur, assume or guarantee additional indebtedness or issue preferred stock; (ii) create liens to secure indebtedness; (iii) declare or pay dividends on the Company’s common stock, redeem stock or make other distributions to the Company’s stockholders; (iv) make investments; (v) restrict dividends, loans or other asset transfers from the Company’s restricted subsidiaries; (vi) merge or consolidate, or sell, transfer, lease or dispose of substantially all of the Company’s assets; (vii) sell or otherwise dispose of certain assets, including equity interests in subsidiaries; (viii) enter into transactions with affiliates; and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If the Second Lien Notes achieve an investment grade rating from both Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. and no default under the Indenture exists, many of the foregoing covenants will terminate and cease to apply. The Indenture also contains customary events of default, including (i) default for 30 days in the payment when due of interest on the Notes; (ii) default in payment when due of principal of or premium, if any, on the Notes at maturity, upon redemption or otherwise; (iii) covenant defaults; (iv) cross-defaults to certain indebtedness, and (v) certain events of bankruptcy or insolvency with respect to the Company or any of the Guarantors. If an event of default occurs and is continuing, the Trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Second Lien Notes may declare all the Notes to be due and payable immediately. If an event of default arises from certain events of bankruptcy or insolvency, with respect to the Company, any restricted subsidiary of the Company that is a significant subsidiary or any group of restricted subsidiaries of the Company that, taken together, would constitute a significant subsidiary, all outstanding Second Lien Notes will become due and payable immediately without further action or notice.

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

On March 28, 2019, the Affiliated Company Credit Agreement was amended to extend the maturity date from February 27, 2023 to December 28, 2024. The collateral obligations under the Affiliated Company Credit Agreement generally mirror the Original CCR Credit Facility, as does the list of entities that will act as guarantors thereunder. The Affiliated Company Credit Agreement is subject to financial covenants relating to a maximum first lien gross leverage ratio and a maximum total net leverage ratio, which will be calculated on a consolidated basis for the Partnership and its restricted subsidiaries at the end of each fiscal quarter. The Partnership was in compliance with each of these financial covenants at June 30, 2019. The Affiliated Company Credit Agreement also contains a number of customary affirmative covenants and negative covenants, including limitations on the ability of the Partnership to incur additional indebtedness, grant liens, and make investments, acquisitions, dispositions, restricted payments, and prepayments of junior indebtedness (subject to certain limited exceptions).
Contractual Obligations

CONSOL Energy is required to make future payments under various contracts. CONSOL Energy also has commitments to fund its pension plans, provide payments for other postretirement benefit plans, and fund capital projects. There have been no material changes to these contractual obligations outside the ordinary course of business since March 31, 2019.

Debt

At June 30, 2019, CONSOL Energy had total long-term debt and finance lease obligations of $763 million outstanding, including the current portion of long-term debt of $38 million. This long-term debt consisted of:

•
An aggregate principal amount of $274 million in connection with the Term Loan B (TLB) Facility, due in September 2024, less $1 million of unamortized bond discount. Borrowings under the TLB Facility bear interest at a floating rate.

•	An aggregate principal amount of $255 million of 11.00% senior secured second lien notes due in November 2025. Interest on the notes is payable May 15 and November 15 of each year.

•	An aggregate principal amount of $96 million in connection with the Term Loan A (TLA) Facility, due in March 2023. Borrowings under the TLA Facility bear interest at a floating rate.

•
An aggregate principal amount of $103 million of industrial revenue bonds which were issued to finance the Baltimore port facility and bear interest at 5.75% per annum and mature in September 2025. Interest on the industrial revenue bonds is payable March 1 and September 1 of each year. Payment of the principal and interest on the notes is guaranteed by CONSOL Energy.

•	Advance royalty commitments of $2 million with an average interest rate of 8.57% per annum.

•	An aggregate principal amount of $34 million of finance leases with a weighted average interest rate of 5.38% per annum.

At June 30, 2019, CONSOL Energy had no borrowings outstanding and approximately $58 million of letters of credit outstanding under the $400 million senior secured revolving credit facility. At June 30, 2019, CONSOL Energy had no borrowings outstanding and approximately $38 million of letters of credit outstanding under the $100 million securitization facility.

Stock, Unit and Debt Repurchases

In December 2017, CONSOL Energy’s Board of Directors approved a program to repurchase, from time to time, the Company's outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025, in an aggregate amount of up to $50 million through the period ending June 30, 2019. The program was subsequently amended by CONSOL Energy's Board of Directors in July 2018 to allow up to $100 million of repurchases of the Company's common stock or its 11.00% Senior Secured Second Lien Notes due 2025, subject to certain limitations in the Company's current credit agreement and that certain tax matters agreement entered into by and between the Company and its former parent on November 28, 2017 (the “TMA”). The Company's Board of Directors also authorized the Company to use up to $25 million of the program to purchase CONSOL Coal Resources LP's common units in the open market. In May 2019, CONSOL Energy's Board of Directors approved an expansion of the stock, unit and debt repurchase program. The aggregate amount of the program's expansion was $75 million, bringing the aggregate limit of the Company's stock, unit and debt repurchase program to $175 million. The May 2019 expansion also increased the aggregate limit of the amount of CONSOL Coal Resources LP's common units that can be purchased under the program to $50 million, which is consistent with the Company's credit facility covenants that prohibit the Company from using more than $50 million for the purchase of CONSOL Coal Resources LP's outstanding common units. The Company's Board of Directors also approved extending the termination date of the program, from June 30, 2019 to June 30, 2020.

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

During the six months ended June 30, 2019, the Company repurchased approximately $19 million of its 11.00% Senior Secured Second Lien Notes due 2025. Also during the six months ended June 30, 2019, 351,443 shares of the Company's common stock were repurchased and retired at an average price of $27.18 per share, and 6,884 of the Partnership's common units were purchased at an average price of $17.35 per unit.

Total Equity and Dividends

Total equity attributable to CONSOL Energy was $610 million at June 30, 2019 and $552 million at December 31, 2018. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.
The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy's Board of Directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CONSOL Energy's financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. The Company's senior secured credit facilities limit CONSOL Energy's ability to pay dividends up to $25 million annually, which increases to $50 million annually when the Company's total net leverage ratio is less than 1.50 to 1.00 and subject to an aggregate amount up to a cumulative credit calculation set forth in the facilities. The total net leverage ratio was 1.74 to 1.00 and the cumulative credit was approximately $97 million at June 30, 2019. The cumulative credit starts with $50 million and builds with excess cash flow commencing in 2018. The calculation of the total net leverage ratio excludes the Partnership. The credit facilities do not permit dividend payments in the event of default. The Indenture to the 11.00% Senior Secured Second Lien Notes limits dividends when the Company's total net leverage ratio exceeds 2.00 to 1.00 and subject to an amount not to exceed an annual rate of 4.0% of the quoted public market value per share of such common stock at the time of the declaration. The Indenture does not permit dividend payments in the event of default.
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
On July 25, 2019, the Board of Directors of CCR's general partner declared a cash distribution of $0.5125 per unit to CCR's limited partner unitholders and the holder of the general partner interest. The cash distribution will be paid on August 15, 2019 to the unitholders of record at the close of business on August 8, 2019.

On July 25, 2019, the Board of Directors of CCR's general partner announced that upon payment of the cash distribution with respect to the quarter ended June 30, 2019, the financial requirements for the conversion of all CCR subordinated units will be satisfied. As a result, on August 16, 2019, all 11,611,067 subordinated units, which are owned entirely by CONSOL Energy Inc., will be converted into common units on a one-for-one basis. The conversion will not impact the amount of the cash distribution paid or the total number of CCR's outstanding units representing limited partner interests.
Off-Balance Sheet Arrangements

CONSOL Energy does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on CONSOL Energy’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Consolidated Financial Statements of this Form 10-Q. CONSOL Energy participates in the United Mine Workers of America (the “UMWA”) Combined Benefit Fund and the UMWA 1992 Benefit Plan which generally accepted accounting principles recognize on a pay-as-you-go basis. These benefit arrangements may result in additional liabilities that are not recognized on the Consolidated Balance Sheet at June 30, 2019. The various multi-employer benefit plans are discussed in Note 16—Other Employee Benefit Plans in the Notes to the Consolidated Financial Statements in Item 8 of the December 31, 2018 Form 10-K. CONSOL Energy's total contributions under the Coal Industry Retiree Health Benefit Act of 1992 were $1,555 and $1,762 for the three months ended June 30, 2019 and 2018, respectively. CONSOL Energy's total contributions under the Coal Industry Retiree Health Benefit Act of 1992 were $3,106 and $3,484 for the six months ended June 30, 2019 and 2018, respectively. Based on available information at December 31, 2018, CONSOL Energy's obligation for the UMWA Combined Benefit Fund and 1992 Benefit Plans is estimated to be approximately $70,859. CONSOL Energy also uses a combination of surety bonds, corporate guarantees and letters of credit to secure its financial obligations for employee-related, environmental, performance and various other items which are not reflected on the Consolidated Balance Sheet at June 30, 2019. Management believes these items will expire without being funded. See Note 13—Commitments and Contingent Liabilities in the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CONSOL Energy.
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
ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy's principal executive officer and principal financial officer, evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CONSOL Energy's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2019 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy's management, including CONSOL Energy's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

During the fiscal quarter covered by this quarterly report on Form 10-Q, there were no changes in the Company's internal controls over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

During the first half of fiscal year 2019, the Company completed the implementation of an enterprise resource planning (“ERP”) system and certain processes, and revised and updated the related controls. These changes did not materially affect the Company's internal control over financial reporting. As the Company implements the remaining functionality under this ERP system over the next year, it will continue to assess the impact on its internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of the Company's common stock during the three months ended June 30, 2019:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (000s omitted) (2)
April 1, 2019 - April 30, 2019	—	$—	—	$35,170	(3)
May 1, 2019 - May 31, 2019	166,443	$28.03	166,443	$94,010	(3)
June 1, 2019 - June 30, 2019	185,000	$26.41	185,000	$86,959	(3)
Total	351,443	$27.18	351,443
(1) In December 2017, CONSOL Energy's Board of Directors approved a program to repurchase, from time to time, the Company's outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025, in an aggregate amount of up to $50 million through the period ending June 30, 2019. The program was subsequently amended in July 2018 to allow for the repurchase of up to $100 million of the Company's outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025. The Company's Board of Directors also authorized the Company to use up to $25 million of the program to purchase CONSOL Coal Resources LP's common units in the open market. The program was further amended in May 2019 to allow for the repurchase of up to $175 million of the Company's outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025. The May 2019 expansion also increased the aggregate limit of the amount of CONSOL Coal Resources LP's common units that can be purchased under the program to $50 million, which is consistent with the Company's credit facility covenants that prohibit the Company from using more than $50 million for the purchase of CONSOL Coal Resources LP's outstanding common units. The program's termination date was also extended, from June 30, 2019 to June 30, 2020. The repurchases will be effected from time to time on the open market or in privately negotiated transactions or under a Rule 10b5-1 plan.
(2) Management cannot estimate the number of shares that will be repurchased because purchases are made based upon the Company's stock price, the Company's financial outlook and alternative investment options.
(3) In May 2019, CONSOL Energy utilized approximately $4.665 million to repurchase its common stock, approximately $0.119 million to purchase CONSOL Coal Resources LP's common units, and approximately $11.376 million to repurchase its 11.00% Senior Secured Second Lien Notes due 2025. In June 2019, CONSOL Energy utilized approximately $4.886 million to repurchase its common stock and approximately $2.165 million to repurchase its 11.00% Senior Secured Second Lien Notes due 2025.

Limitation Upon Payment of Dividends
The Indenture and the Senior Secured Credit Facilities include certain covenants limiting the Company's ability to declare and pay dividends.
ITEM 4.    MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

ITEM 6.    EXHIBITS

Exhibits	Description	Method of Filing

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

95	Mine Safety and Health Administration Safety Data.	Filed herewith

101	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2019, furnished in Inline XBRL).	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL)	Contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 6th day of August, 2019.

CONSOL ENERGY INC.

By:	/s/ JAMES A. BROCK
James A. Brock
Director, Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ DAVID M. KHANI
David M. Khani
Chief Financial Officer (Principal Financial Officer)

By:	/s/ JOHN M. ROTHKA
John M. Rothka
Chief Accounting Officer (Principal Accounting Officer)