Form 10-Q
period 2019-09-30
CONSOL Energy Inc.
filed 2019-11-05
CIK 1710366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2019
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

CONSOL Energy Inc. had 25,901,275 shares of common stock, $0.01 par value, outstanding at October 25, 2019.

IMPORTANT DEFINITIONS REFERENCED IN THIS QUARTERLY REPORT
Unless the context otherwise requires:

•	“CONSOL Energy,” “we,” “our,” “us,” “our Company” and “the Company” refer to CONSOL Energy Inc. and its subsidiaries;

•	“Btu” means one British Thermal unit;

•
“Coal Business” refers to all of our interest in the Pennsylvania Mining Complex (PAMC) and certain related coal assets, including: (i) our former parent’s ownership interest in the Partnership, which owns a 25% undivided interest in the PAMC; (ii) the CONSOL Marine Terminal; and (iii) undeveloped coal reserves (Greenfield Reserves) located in the Northern Appalachian, Central Appalachian and Illinois basins and certain related coal assets and liabilities. “Coal Business” prior to November 28, 2017 refers to our former parent's interest in the Coal Business. References in this report to historical assets, liabilities, products, businesses or activities generally refer to the historical assets, liabilities, products, businesses or activities of the Coal Business as it was conducted as part of our former parent prior to the completion of the separation and distribution;

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

PART I : FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue and Other Income:	2019	2018	2019	2018
Coal Revenue	$301,542	$294,797	$984,665	$1,016,503
Terminal Revenue	16,303	16,115	50,829	47,995
Freight Revenue	3,599	2,443	14,115	37,774
Miscellaneous Other Income	11,188	10,978	36,674	47,234
Gain (Loss) on Sale of Assets	714	(85)	1,986	273
Total Revenue and Other Income	333,346	324,248	1,088,269	1,149,779
Costs and Expenses:
Operating and Other Costs	234,849	222,781	718,410	700,778
Depreciation, Depletion and Amortization	54,370	51,242	151,245	155,674
Freight Expense	3,599	2,443	14,115	37,774
Selling, General and Administrative Costs	14,690	18,526	52,901	47,715
Loss on Debt Extinguishment	801	—	25,444	3,149
Interest Expense, net	15,598	20,862	50,240	63,411
Total Costs and Expenses	323,907	315,854	1,012,355	1,008,501
Earnings Before Income Tax	9,439	8,394	75,914	141,278
Income Tax Expense (Benefit)	2,415	(690)	(243)	8,527
Net Income	7,024	9,084	76,157	132,751
Less: Net Income Attributable to Noncontrolling Interest	2,684	3,350	14,102	19,447
Net Income Attributable to CONSOL Energy Inc. Shareholders	$4,340	$5,734	$62,055	$113,304

Earnings per Share:
Total Basic Earnings per Share	$0.16	$0.20	$2.27	$4.04
Total Dilutive Earnings per Share	$0.16	$0.20	$2.26	$3.97

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income	$7,024	$9,084	$76,157	$132,751

Other Comprehensive Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: ($780), ($1,232), ($2,342), ($3,697))	2,457	4,177	7,376	12,356
Unrecognized Loss on Derivatives:
Unrealized Loss on Cash Flow Hedges (Net of tax: $83, $—, $167, $—)	(261)	—	(525)	—
Other Comprehensive Income	2,196	4,177	6,851	12,356

Comprehensive Income	$9,220	$13,261	$83,008	$145,107

Less: Comprehensive Income Attributable to Noncontrolling Interest	2,681	3,346	14,097	19,444

Comprehensive Income Attributable to CONSOL Energy Inc. Shareholders	$6,539	$9,915	$68,911	$125,663

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)
	September 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and Cash Equivalents	$133,331	$235,677
Restricted Cash	1,518	29,258
Accounts and Notes Receivable
Trade	109,793	87,589
Other Receivables	29,204	41,355
Inventories	48,839	48,646
Prepaid Expenses and Other Assets	34,439	31,430
Total Current Assets	357,124	473,955
Property, Plant and Equipment:
Property, Plant and Equipment	4,973,400	4,838,171
Less—Accumulated Depreciation, Depletion and Amortization	2,866,649	2,731,643
Total Property, Plant and Equipment—Net	2,106,751	2,106,528
Other Assets:
Deferred Income Taxes	91,772	77,545
Right of Use Asset - Operating Leases	77,411	—
Other	90,177	102,699
Total Other Assets	259,360	180,244
TOTAL ASSETS	$2,723,235	$2,760,727

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)
	September 30, 2019	December 31, 2018
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$125,320	$130,930
Current Portion of Long-Term Debt	45,215	134,812
Other Accrued Liabilities	240,617	226,434
Total Current Liabilities	411,152	492,176
Long-Term Debt:
Long-Term Debt	677,935	708,536
Finance Lease Obligations	11,628	25,690
Total Long-Term Debt	689,563	734,226
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	427,442	441,246
Pneumoconiosis Benefits	164,972	165,001
Asset Retirement Obligations	242,816	235,984
Workers’ Compensation	59,092	59,742
Salary Retirement	54,622	64,172
Operating Lease Liability	66,432	—
Other	13,697	16,569
Total Deferred Credits and Other Liabilities	1,029,073	982,714
TOTAL LIABILITIES	2,129,788	2,209,116

Stockholders' Equity:
Common Stock, $0.01 Par Value; 62,500,000 Shares Authorized, 25,900,785 Issued and Outstanding at September 30, 2019; 27,437,844 Issued and Outstanding at December 31, 2018	259	274
Capital in Excess of Par Value	524,896	550,995
Retained Earnings	245,957	182,148
Accumulated Other Comprehensive Loss	(316,626)	(323,482)
Total CONSOL Energy Inc. Stockholders' Equity	454,486	409,935
Noncontrolling Interest	138,961	141,676
TOTAL EQUITY	593,447	551,611
TOTAL LIABILITIES AND EQUITY	$2,723,235	$2,760,727

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total CONSOL Energy Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
December 31, 2018	$274	$550,995	$182,148	$(323,482)	$409,935	$141,676	$551,611
(Unaudited)
Net Income	—	—	14,435	—	14,435	5,868	20,303
Actuarially Determined Long-Term Liability Adjustments (Net of $781 Tax)	—	—	—	2,461	2,461	(1)	2,460
Comprehensive Income	—	—	14,435	2,461	16,896	5,867	22,763
Issuance of Common Stock	2	(2)	—	—	—	—	—
Amortization of Stock-Based Compensation Awards	—	7,053	—	—	7,053	397	7,450
Units/Shares Withheld for Taxes	—	(3,863)	—	—	(3,863)	(880)	(4,743)
Distributions to Noncontrolling Interest	—	—	—	—	—	(5,559)	(5,559)
March 31, 2019	$276	$554,183	$196,583	$(321,021)	$430,021	$141,501	$571,522
(Unaudited)
Net Income	—	—	43,280	—	43,280	5,550	48,830
Actuarially Determined Long-Term Liability Adjustments (Net of $781 Tax)	—	—	—	2,460	2,460	(1)	2,459
Interest Rate Hedge (Net of ($84) Tax)	—	—	—	(264)	(264)	—	(264)
Comprehensive Income	—	—	43,280	2,196	45,476	5,549	51,025
Repurchases of Common Stock (351,443 shares)	(3)	(7,053)	(2,494)	—	(9,550)	—	(9,550)
Purchase of CCR Units (6,884 units)	—	(28)	—	—	(28)	(91)	(119)
Amortization of Stock-Based Compensation Awards	—	2,584	—	—	2,584	341	2,925
Distributions to Noncontrolling Interest	—	—	—	—	—	(5,560)	(5,560)
June 30, 2019	$273	$549,686	$237,369	$(318,825)	$468,503	$141,740	$610,243
(Unaudited)
Net Income	—	—	4,340	—	4,340	2,684	7,024
Actuarially Determined Long-Term Liability Adjustments (Net of $780 Tax)	—	—	—	2,460	2,460	(3)	2,457
Interest Rate Hedge (Net of ($83) Tax)	—	—	—	(261)	(261)	—	(261)
Comprehensive Income	—	—	4,340	2,199	6,539	2,681	9,220
Repurchases of Common Stock (1,366,054 shares)	(14)	(27,417)	4,248	—	(23,183)	—	(23,183)
Purchase of CCR Units (19,413 units)	—	(1)	—	—	(1)	(249)	(250)
Amortization of Stock-Based Compensation Awards	—	2,630	—	—	2,630	344	2,974
Units/Shares Withheld for Taxes	—	(2)	—	—	(2)	—	(2)
Distributions to Noncontrolling Interest	—	—	—	—	—	(5,555)	(5,555)
September 30, 2019	$259	$524,896	$245,957	$(316,626)	$454,486	$138,961	$593,447

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Total CONSOL Energy Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
December 31, 2017	$280	$552,793	$(43,713)	$(305,100)	$204,260	$139,381	$343,641
(Unaudited)
Net Income	—	—	62,408	—	62,408	8,550	70,958
Actuarially Determined Long-Term Liability Adjustments (Net of $1,281 Tax)	—	—	—	3,999	3,999	(2)	3,997
Comprehensive Income	—	—	62,408	3,999	66,407	8,548	74,955
Reclassification of Stranded Tax Effect of Change in Tax Law	—	—	84,729	(84,729)	—	—	—
Separation Adjustments	—	(1,595)	—	—	(1,595)	—	(1,595)
Issuance of Common Stock	1	(1)	—	—	—	—	—
Repurchases of Common Stock (44,000 shares)	(1)	(867)	(417)	—	(1,285)	—	(1,285)
Amortization of Stock-Based Compensation Awards	—	1,488	—	—	1,488	359	1,847
Units/Shares Withheld for Taxes	—	(1,889)	—	—	(1,889)	(899)	(2,788)
Distributions to Noncontrolling Interest	—	—	—	—	—	(5,587)	(5,587)
March 31, 2018	$280	$549,929	$103,007	$(385,830)	$267,386	$141,802	$409,188
(Unaudited)
Net Income	—	—	45,162	—	45,162	7,547	52,709
Actuarially Determined Long-Term Liability Adjustments (Net of $1,183 Tax)	—	—	—	4,179	4,179	3	4,182
Comprehensive Income	—	—	45,162	4,179	49,341	7,550	56,891
Repurchases of Common Stock (47,000 shares)	—	(930)	(1,066)	—	(1,996)	—	(1,996)
Amortization of Stock-Based Compensation Awards	—	2,301	—	—	2,301	507	2,808
Units/Shares Withheld for Taxes	—	(83)	—	—	(83)	—	(83)
Distributions to Noncontrolling Interest	—	—	—	—	—	(5,587)	(5,587)
June 30, 2018	$280	$551,217	$147,103	$(381,651)	$316,949	$144,272	$461,221
(Unaudited)
Net Income	—	—	5,734	—	5,734	3,350	9,084
Actuarially Determined Long-Term Liability Adjustments (Net of $1,232 Tax)	—	—	—	4,181	4,181	(4)	4,177
Comprehensive Income	—	—	5,734	4,181	9,915	3,346	13,261
Repurchases of Common Stock (190,272 shares)	(2)	(3,758)	(4,218)	—	(7,978)	—	(7,978)
Purchase of CCR Units (77,536 units)	—	(392)	—	—	(392)	(993)	(1,385)
Amortization of Stock-Based Compensation Awards	—	2,479	—	—	2,479	504	2,983
Units/Shares Withheld for Taxes	—	(39)	—	—	(39)	(13)	(52)
Distributions to Noncontrolling Interest	—	—	—	—	—	(5,589)	(5,589)
September 30, 2018	$278	$549,507	$148,619	$(377,470)	$320,934	$141,527	$462,461

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net Income	$76,157	$132,751
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	151,245	155,674
Gain on Sale of Assets	(1,986)	(273)
Stock/Unit-Based Compensation	13,349	7,638
Amortization of Debt Issuance Costs	4,953	6,713
Loss on Debt Extinguishment	25,444	3,149
Deferred Income Taxes	(16,402)	2,945
Changes in Operating Assets:
Accounts and Notes Receivable	(10,002)	60,240
Inventories	(193)	950
Prepaid Expenses	(3,009)	(8,230)
Changes in Other Assets	14,332	7,272
Changes in Operating Liabilities:
Accounts Payable	(10,233)	5,197
Other Operating Liabilities	3,204	(18,239)
Changes in Other Liabilities	(23,676)	(25,154)
Other	—	(381)
Net Cash Provided by Operating Activities	223,183	330,252
Cash Flows from Investing Activities:
Capital Expenditures	(131,475)	(96,855)
Proceeds from Sales of Assets	2,015	1,368
Net Cash Used in Investing Activities	(129,460)	(95,487)
Cash Flows from Financing Activities:
Payments on Finance Leases	(13,784)	(11,019)
Proceeds from Term Loan A	26,250	—
Payments on Term Loan A	(7,500)	(26,250)
Payments on Term Loan B	(123,750)	(3,000)
Buyback of Second Lien Notes	(35,048)	(20,524)
Proceeds from Asset-Backed Financing	3,757	—
Purchases of CCR Units	(369)	(1,142)
Repurchases of Common Stock	(31,318)	(9,724)
Spin Distribution to CNX Resources	—	(18,234)
Distributions to Noncontrolling Interest	(16,674)	(16,763)
Shares/Units Withheld for Taxes	(4,745)	(2,923)
Debt-Related Financing Fees	(20,628)	(2,851)
Net Cash Used in Financing Activities	(223,809)	(112,430)
Net (Decrease) Increase in Cash and Cash Equivalents and Restricted Cash	(130,086)	122,335
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	264,935	153,979
Cash and Cash Equivalents and Restricted Cash at End of Period	$134,849	$276,314

Non-Cash Investing and Financing Activities:
Finance Lease	$—	$45,979
Longwall Shield Rebuild	$3,834	$—

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

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for future periods.

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

In June 2016, the FASB issued ASU 2016-13 - Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected credit losses will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. In May 2019, the FASB updated Topic 326 by issuing ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, which provides entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments-Credit Losses - Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments-Overall, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of Topic 326. The amendments in these Updates will be applied using a modified-retrospective approach and, for public entities, are effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Management does not expect this update to have a material impact on the Company's financial statements.

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
The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Anti-Dilutive Restricted Stock Units	418,924	620	166,650	620
Anti-Dilutive Performance Share Units	56,399	—	—	—
	475,323	620	166,650	620

The computations for basic and dilutive earnings per share are as follows:

	For the Three Months Ended		For the Nine Months Ended
Dollars in thousands, except per share data	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net Income	$7,024	$9,084	$76,157	$132,751
Less: Net Income Attributable to Noncontrolling Interest	2,684	3,350	14,102	19,447
Net Income Attributable to CONSOL Energy Inc. Shareholders	$4,340	$5,734	$62,055	$113,304

Denominator:
Weighted-average shares of common stock outstanding	26,835,297	27,982,538	27,285,511	28,011,488
Effect of dilutive shares	181,693	593,322	195,332	516,527
Weighted-average diluted shares of common stock outstanding	27,016,990	28,575,860	27,480,843	28,528,015

Earnings per Share:
Basic	$0.16	$0.20	$2.27	$4.04
Dilutive	$0.16	$0.20	$2.26	$3.97

As of September 30, 2019, CONSOL Energy authorized 500,000 shares of preferred stock, none of which were issued or outstanding.

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

NOTE 2—REVENUE:

The following table disaggregates CONSOL Energy's revenue by major source to depict how the nature, amount, timing and uncertainty of the Company's revenues and cash flows are affected by economic factors:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Coal Revenue	$301,542	$294,797	$984,665	$1,016,503
Terminal Revenue	16,303	16,115	50,829	47,995
Freight Revenue	3,599	2,443	14,115	37,774
Total Revenue from Contracts with Customers	$321,444	$313,355	$1,049,609	$1,102,272

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

Some of the Company's contracts span multiple years and have annual pricing modifications, based upon market-driven or inflationary adjustments, where no additional value is exchanged. Also, some of the Company's contracts contain favorable electric power price-related adjustments, which represent market-driven price adjustments, wherein there is no additional value exchanged. Management believes that the invoice price is the most appropriate rate at which to recognize revenue.

While CONSOL Energy does, from time to time, experience costs of obtaining coal customer contracts with amortization periods greater than one year, those costs are immaterial to the Company's net income. At September 30, 2019 and December 31, 2018, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. As of and for the three and nine months ended September 30, 2019 and 2018, the Company has not recognized any amortization of previously existing capitalized costs of obtaining customer contracts. Further, the Company has not recognized any revenue in the current period that is not a result of current period performance.

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

CONSOL Marine Terminal does not normally experience material costs of obtaining customer contracts with amortization periods greater than one year. At September 30, 2019 and December 31, 2018, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. As of and for the three and nine months ended September 30, 2019 and 2018, the Company has not recognized any amortization of previously existing capitalized costs of obtaining Terminal customer contracts. Further, the Company has not recognized any revenue in the current period that is not a result of current period performance.

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

NOTE 3—MISCELLANEOUS OTHER INCOME:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Royalty Income - Non-Operated Coal	$4,976	$5,160	$16,863	$19,108
Purchased Coal Sales	3,136	2,901	9,052	15,389
Contract Buyout	1,193	—	3,583	350
Interest Income	755	523	2,399	1,591
Rental Income	625	896	1,923	3,066
Property Easements and Option Income	100	1,069	1,529	5,479
Other	403	429	1,325	2,251
Miscellaneous Other Income	$11,188	$10,978	$36,674	$47,234

NOTE 4—COMPONENTS OF PENSION AND OTHER POST-EMPLOYMENT BENEFIT (OPEB) PLANS NET PERIODIC BENEFIT COSTS:

The components of Net Periodic Benefit (Credit) Cost are as follows:

	Pension Benefits				Other Post-Employment Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
Service Cost	$987	$288	$2,963	$863	$—	$—	$—	$—
Interest Cost	6,275	5,876	18,825	17,628	4,580	4,677	13,740	14,030
Expected Return on Plan Assets	(10,114)	(10,092)	(30,343)	(30,277)	—	—	—	—
Amortization of Prior Service Credits	(92)	(126)	(275)	(377)	(601)	(601)	(1,804)	(1,804)
Amortization of Actuarial Loss	1,490	2,179	4,469	6,537	2,315	4,051	6,946	12,154
Net Periodic Benefit (Credit) Cost	$(1,454)	$(1,875)	$(4,361)	$(5,626)	$6,294	$8,127	$18,882	$24,380

Expenses (credits) related to pension and other post-employment benefits are reflected in Operating and Other Costs in the Consolidated Statements of Income.
NOTE 5—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:

The components of Net Periodic Benefit Cost are as follows:

	CWP				Workers' Compensation
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
Service Cost	$948	$1,662	$2,844	$4,987	$1,421	$1,558	$4,264	$4,673
Interest Cost	1,750	1,311	5,250	3,934	646	571	1,939	1,712
Amortization of Actuarial Loss (Gain)	254	(213)	762	(640)	(193)	(20)	(580)	(59)
State Administrative Fees and Insurance Bond Premiums	—	—	—	—	510	675	1,671	1,986
Net Periodic Benefit Cost	$2,952	$2,760	$8,856	$8,281	$2,384	$2,784	$7,294	$8,312

NOTE 6—INCOME TAXES:

The Company's effective tax rate is based on its estimated full year effective tax rate, comprised of expected statutory tax provision, offset by excess percentage depletion and other discrete tax benefits. The effective tax rate for the nine months ended September 30, 2019 was (0.3)%, composed of a tax expense of 0.2% from operations and a discrete tax benefit of (0.5)% primarily related to equity compensation. The effective tax rate for the nine months ended September 30, 2019 differs from the U.S. federal statutory rate of 21%, primarily due to the income tax benefit for excess percentage depletion. The effective tax rate for the nine months ended September 30, 2018 was 6.0%. The effective tax rate for the nine months ended September 30, 2018 differs from the U.S. federal statutory rate of 21%, primarily due to the income tax benefit for excess percentage depletion.

The Company utilizes the “more likely than not” standard in recognizing a tax benefit in its financial statements. For the nine months ended September 30, 2019 and the year ended December 31, 2018, the Company did not have any unrecognized tax benefits. If accrual for interest or penalties is required, it is the Company's policy to include these as a component of income tax expense.

The Company is subject to taxation in the United States, as well as various states, and Canada, as well as various provinces. Under the provisions of the tax matters agreement entered into between the Company and its former parent on November 28, 2017 (the “TMA”), certain subsidiaries of the Company are subject to examination for tax years for the period January 1, 2015 through the nine months ended September 30, 2019 for certain state and foreign returns. Further, the Company is subject to examination for the period November 28, 2017 through the nine months ended September 30, 2019 for federal and certain state returns.
NOTE 7—INVENTORIES:
Inventory components consist of the following:

	September 30, 2019	December 31, 2018
Coal	$3,974	$4,642
Supplies	44,865	44,004
Total Inventories	$48,839	$48,646

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

At September 30, 2019, the Company's eligible accounts receivable yielded $38,384 of borrowing capacity. At September 30, 2019, the facility had no outstanding borrowings and $39,902 of letters of credit outstanding, leaving no unused capacity. CONSOL Energy posted $1,518 of cash collateral to secure the difference in the outstanding letters of credit and the eligible accounts receivable. Cash collateral of $1,518 is included in Restricted Cash in the Consolidated Balance Sheets. At December 31, 2018, the Company's eligible accounts receivable yielded $37,869 of borrowing capacity. At December 31, 2018, the facility had no outstanding borrowings and $52,536 of letters of credit outstanding, leaving no unused capacity. CONSOL Energy posted $14,667 of cash collateral to secure the difference in the outstanding letters of credit and the eligible accounts receivable. Cash collateral of $14,667 is included in Restricted Cash in the Consolidated Balance Sheets. Costs associated with the receivables facility totaled $344 and $1,095 for the three and nine months ended September 30, 2019, respectively, and $658 and $2,184 for the three and nine months ended September 30, 2018, respectively. These costs have been recorded as financing fees which are included in Operating and Other Costs in the Consolidated Statements of Income. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.

NOTE 9—PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

	September 30, 2019	December 31, 2018
Plant and Equipment	$3,008,945	$2,890,970
Coal Properties and Surface Lands	863,191	858,153
Airshafts	430,592	419,100
Mine Development	342,706	342,405
Advance Mining Royalties	327,966	327,543
Total Property, Plant and Equipment	4,973,400	4,838,171
Less: Accumulated Depreciation, Depletion and Amortization	2,866,649	2,731,643
Total Property, Plant and Equipment, Net	$2,106,751	$2,106,528

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

As of September 30, 2019 and December 31, 2018, property, plant and equipment includes gross assets under finance leases of $49,899 and $49,775, respectively. Accumulated amortization for finance leases was $27,458 and $15,973 at September 30, 2019 and December 31, 2018, respectively. Amortization expense for assets under finance leases approximated $3,919 and $3,927 for the three months ended September 30, 2019 and 2018 and $11,753 and $9,236 for the nine months ended September 30, 2019 and 2018, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying Consolidated Statements of Income.

NOTE 10—LEASES:

On January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) Topic 842 using the transition option, “Comparatives Under 840 Option,” established by ASU 2018-11, Leases (Topic 842), Targeted Improvements. As allowed under this guidance, the Company elected not to recast the comparative periods presented when transitioning to ASC 842. As most of the Company's leases do not provide an implicit rate, CONSOL Energy has taken a portfolio approach of applying its incremental borrowing rate based on the information available at the adoption date to calculate the present value of lease payments over the lease term. CONSOL Energy has elected the package of practical expedients permitted under the transition guidance within the standard, which allows the Company (1) to not reassess whether any expired or existing contracts are or contain leases, (2) to not reassess the lease classification for any expired or existing leases, and (3) to not reassess initial direct costs for any existing leases. CONSOL Energy has also elected the practical expedient to not evaluate land easements that existed or expired before the Company’s adoption of Topic 842 and the practical expedient to not separate lease and non-lease components; that is, to account for lease and non-lease components in a contract as a single lease component for all classes of underlying assets. Further, the Company made an accounting policy election to keep leases with an initial term of twelve months or less off the balance sheet. CONSOL Energy will recognize those lease payments in the Consolidated Statements of Income over the lease term. For the three and nine months ended September 30, 2019, these short-term lease expenses were not material to the Company's financial statements.

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

For the three and nine months ended September 30, 2019, the components of operating lease expense were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Fixed operating lease expense	$6,265	$19,561
Variable operating lease expense	2,860	9,211
Total operating lease expense	$9,125	$28,772

Supplemental cash flow information related to the Company's operating leases for the nine months ended September 30, 2019 was as follows:

Cash paid for amounts included in the measurement of operating lease liabilities	$9,884
ROU assets obtained in exchange for operating lease obligations	—

The following table presents the lease balances within the Consolidated Balance Sheet, weighted average lease term, and the weighted average discount rate related to the Company's operating leases at September 30, 2019:

Lease Assets and Liabilities	Classification
Assets:
Operating Lease ROU Assets	Other Assets	$77,411

Liabilities:
Current:
Operating Lease Liabilities	Other Accrued Liabilities	$15,769
Long-Term:
Operating Lease Liabilities	Operating Lease Liabilities	$66,432
Total Operating Lease Liabilities		$82,201

Weighted average remaining lease term (in years)		5.07
Weighted average discount rate		5.64%

CONSOL Energy leases certain owned mining equipment to a third-party under operating leases. At September 30, 2019, the amount of owned equipment included in gross property, plant and equipment was $6,966 and the associated amount of accumulated depreciation was $6,966. At September 30, 2019, scheduled minimum rental payments for operating leases related to this equipment were as follows:

Remainder of 2019	2020	2021	2022	2023	Thereafter	Total
$311	$627	$—	$—	$—	$—	$938

The Company also enters into finance leases for mining equipment and automobiles. Assets arising from finance leases are included in property, plant and equipment, net and the liabilities are included in current portion of long-term debt and long-term debt in the accompanying Consolidated Balance Sheet.

For the three and nine months ended September 30, 2019, the components of finance lease expense were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Amortization of right of use assets	$3,919	$11,753
Interest expense	434	1,484
Total finance lease expense	$4,353	$13,237

The following table presents the weighted average lease term and weighted average discount rate related to the Company's finance leases as of September 30, 2019:

Weighted average remaining lease term (in years)	1.59
Weighted average discount rate	5.37%

At September 30, 2019, certain finance leases for mining equipment are subleased to a third-party. The following table represents the minimum payments, including interest, for those finance subleases:

Remainder of 2019	2020	2021	2022	2023	Thereafter	Total
$925	$3,699	$2,157	$—	$—	$—	$6,781

The following table presents the future maturities of the Company's operating and finance lease liabilities, together with the present value of the net minimum lease payments, at September 30, 2019:

	Finance	Operating
	Leases	Leases
Remainder of 2019	$3,406	$8,746
2020	20,222	24,067
2021	6,565	23,134
2022	154	13,341
2023	133	6,504
Thereafter	24	22,073
Total minimum lease payments	30,504	97,865
Less amount representing interest	1,339	15,664
Present value of minimum lease payments	$29,165	$82,201

As of September 30, 2019, the Company had no additional significant operating or finance leases that had not yet commenced.

NOTE 11—OTHER ACCRUED LIABILITIES:

	September 30, 2019	December 31, 2018
Subsidence Liability	$93,202	$83,532
Accrued Payroll and Benefits	17,144	12,978
Accrued Interest	11,521	6,850
Accrued Other Taxes	3,357	5,050
Litigation	2,640	8,235
Short-Term Incentive Compensation	2,411	6,024
Other	10,167	15,588
Current Portion of Long-Term Liabilities:
Postretirement Benefits Other than Pensions	32,361	32,345
Asset Retirement Obligations	29,413	31,017
Operating Lease Liability	15,769	—
Workers' Compensation	11,846	12,628
Pneumoconiosis Benefits	10,786	12,187
Total Other Accrued Liabilities	$240,617	$226,434

NOTE 12—LONG-TERM DEBT:

	September 30, 2019	December 31, 2018
Debt:
Term Loan B due in September 2024 (Principal of $273,625 and $396,000 less Unamortized Discount of $1,250 and $6,253, 6.55% and 8.53% Weighted Average Interest Rate, respectively)	$272,375	$389,747
11.00% Senior Secured Second Lien Notes due November 2025	239,228	274,276
MEDCO Revenue Bonds in Series due September 2025 at 5.75%	102,865	102,865
Term Loan A due in March 2023 (5.80% and 6.78% Weighted Average Interest Rate, respectively)	92,500	73,750
Other Asset-Backed Financing Arrangements Maturing in December 2020 and September 2024, 6.35% Weighted Average Interest Rate and 3.61%, respectively	7,591	—
Advance Royalty Commitments (8.57% Weighted Average Interest Rate)	2,261	2,261
Less: Unamortized Debt Issuance Costs	11,207	16,409
	705,613	826,490
Less: Amounts Due in One Year*	27,678	117,954
Long-Term Debt	$677,935	$708,536

* Excludes current portion of Finance Lease Obligations of $17,537 and $16,858 at September 30, 2019 and December 31, 2018, respectively.

In November 2017, CONSOL Energy entered into a revolving credit facility with commitments up to $300 million (the “Revolving Credit Facility”), a Term Loan A Facility of up to $100 million (the “TLA Facility”) and a Term Loan B Facility of up to $400 million (the “TLB Facility”, and together with the Revolving Credit Facility and the TLA Facility, the “Senior Secured Credit Facilities”). On March 28, 2019, the Company amended the Senior Secured Credit Facilities (the “amendment”) to increase the borrowing commitment of the Revolving Credit Facility to $400 million and reallocate the principal amounts outstanding under the TLA Facility and TLB Facility. As a result, the principal amount outstanding under the TLA Facility was $100 million and the principal amount outstanding under the TLB Facility was $275 million. Borrowings under the Company's Senior Secured Credit Facilities bear interest at a floating rate which can be, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) an alternate base rate plus an applicable margin. The applicable margin for the Revolving Credit Facility and TLA Facility depends on the total net leverage ratio, whereas the applicable margin for the TLB Facility is fixed. The amendment reduced the applicable margin by 50 basis points on both the Revolving Credit Facility and the TLA Facility, and by 150 basis points on the

TLB Facility. The amendment also extended the maturity dates of the Senior Secured Credit Facilities. The maturity date of the Revolving Credit and TLA Facilities was extended from November 28, 2021 to March 28, 2023. The TLB Facility's maturity date was extended from November 28, 2022 to September 28, 2024. Obligations under the Senior Secured Credit Facilities are guaranteed by (i) all owners of the 75% undivided economic interest in the PAMC held by the Company, (ii) any other members of the Company’s group that own any portion of the collateral securing the Revolving Credit Facility, and (iii) subject to certain customary exceptions and agreed materiality thresholds, all other existing or future direct or indirect wholly-owned restricted subsidiaries of the Company (excluding the Partnership and its wholly-owned subsidiaries).

The Revolving Credit Facility and TLA Facility also include financial covenants, including (i) a maximum first lien gross leverage ratio, (ii) a maximum total net leverage ratio, and (iii) a minimum fixed charge coverage ratio. CONSOL Energy must maintain a maximum first lien gross leverage ratio covenant of no more than 2.00 to 1.00, measured quarterly, stepping down to 1.75 to 1.00 in March 2020. The maximum first lien gross leverage ratio is calculated as the ratio of Consolidated First Lien Debt to Consolidated EBITDA, excluding the Partnership. The maximum first lien gross leverage ratio was 1.15 to 1.00 at September 30, 2019. CONSOL Energy must maintain a maximum total net leverage ratio covenant of no more than 3.00 to 1.00, measured quarterly, stepping down to 2.75 to 1.00 in March 2020. The maximum total net leverage ratio is calculated as the ratio of Consolidated Indebtedness, minus Cash on Hand, to Consolidated EBITDA, excluding the Partnership. The maximum total net leverage ratio was 1.78 to 1.00 at September 30, 2019. Consolidated EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations, non-cash charges related to legacy employee liabilities and gains and losses on debt extinguishment, and includes cash distributions received from the Partnership and subtracts cash payments related to legacy employee liabilities. The facilities also include a minimum fixed charge coverage covenant of no less than 1.10 to 1.00, measured quarterly. The minimum fixed charge coverage ratio is calculated as the ratio of Consolidated EBITDA to Consolidated Fixed Charges, excluding the Partnership. Consolidated Fixed Charges, as used in the covenant calculation, include cash interest payments, cash payments for income taxes, scheduled debt repayments, dividends paid, and Maintenance Capital Expenditures. The minimum fixed charge coverage ratio was 1.46 to 1.00 at September 30, 2019.

The TLB Facility also includes a financial covenant that requires the Company to repay a certain amount of its borrowings under the TLB Facility within ten business days after the date it files its Form 10-K with the Securities and Exchange Commission if the Company has excess cash flow (as defined in the credit agreement for the Senior Secured Credit Facilities) during the year covered by the applicable Form 10-K. During the nine months ended September 30, 2019, CONSOL Energy made the required repayment of approximately $110 million based on the amount of the Company's excess cash flow as of December 31, 2018. For fiscal year 2018, such repayment was equal to 75% of the Company’s excess cash flow less any voluntary prepayments of its borrowings under the TLB Facility made by the Company during 2018. For all subsequent fiscal years, the required repayment is equal to a certain percentage of the Company’s excess cash flow for such year, ranging from 0% to 75% depending on the Company’s total net leverage ratio, less the amount of certain voluntary prepayments made by the Company, if any, under the TLB Facility during such fiscal year. The amendment reduced the maximum amount of the mandatory annual excess cash flow sweep under the TLB Facility by 25%.

As of September 30, 2019, no amount related to the prepayment of the TLB Facility in connection with the excess cash flow requirement has been classified as Current Portion of Long-Term Debt in the Consolidated Balance Sheets. The amount of excess cash flow is a covenant feature only applicable as of the Company's year-end and calculated as of December 31, 2019. If this covenant was applicable as of September 30, 2019, management estimates the repayment under this covenant would be approximately $7 million, subject to fourth quarter performance and other discretionary uses of cash.

At September 30, 2019, the Revolving Credit Facility had no borrowings outstanding and $73,732 of letters of credit outstanding, leaving $326,268 of unused capacity. At December 31, 2018, the Revolving Credit Facility had no borrowings outstanding and $54,065 of letters of credit outstanding, leaving $245,935 of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.

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

During the nine months ended September 30, 2019, the Company made a required repayment of approximately $110 million on the TLB Facility (discussed above) and amended the Senior Secured Credit Facilities.The Company also repurchased $35 million of its outstanding 11.00% Senior Secured Second Lien Notes due in 2025 during the nine months ended September 30, 2019. As part of these transactions, $801 and $25,444 was included in Loss on Debt Extinguishment on the Consolidated Statements of Income for the three and nine months ended September 30, 2019, respectively.

During the nine months ended September 30, 2018, CONSOL Energy made total payments of $26 million on its outstanding TLA Facility, including accelerated payments of $15 million. The Company also repurchased $21 million of its outstanding 11.00% Senior Secured Second Lien Notes due in 2025 during the nine months ended September 30, 2018. As part of these transactions, $3,149 was included in Loss on Debt Extinguishment on the Consolidated Statements of Income for the nine months ended September 30, 2018.

During the nine months ended September 30, 2019, the Company entered into two asset-backed financing arrangements related to certain equipment. The equipment, which has an approximate value of $7,591, fully collateralizes the loans.
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

The Company is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes and other claims and actions arising out of the normal course of business. The Company accrues the estimated loss for these lawsuits and claims when the loss is probable and reasonably estimable. The Company’s estimated accruals related to these pending claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of the Company as of September 30, 2019. It is possible that the aggregate loss in the future with respect to these lawsuits and claims could ultimately be material to the Company’s financial position, results of operations or cash flows; however, such amounts cannot be reasonably estimated. The amount claimed against the Company as of September 30, 2019 is disclosed below when an amount is expressly stated in the lawsuit or claim, which is not often the case.

Fitzwater Litigation: Three nonunion retired coal miners have sued Fola Coal Company LLC, Consolidation Coal Company (“CCC”) and CONSOL of Kentucky Inc. (“COK”) (as well as the Company's former parent) in West Virginia Federal Court alleging ERISA violations in the termination of retiree health care benefits. The Plaintiffs contend they relied to their detriment on oral statements and promises of “lifetime health benefits” allegedly made by various members of management during Plaintiffs’ employment and that they were allegedly denied access to Summary Plan Documents that clearly reserved the right to modify or terminate the Retiree Health and Welfare Plan subject to Plaintiffs’ claims. Pursuant to Plaintiffs’ amended complaint filed on April 24, 2017, Plaintiffs request that retiree health benefits be reinstated and seek to represent a class of all nonunion retirees who were associated with AMVEST and COK areas of operation. On October 15, 2019, Plantiffs’ supplemental motion for class certification was denied on all counts and a scheduling order for the remaining individual claims was set on October 16, 2019. The Company believes it has a meritorious defense and intends to vigorously defend this suit.

Casey Litigation: A class action lawsuit was filed on August 23, 2017 on behalf of two nonunion retired coal miners against CCC, COK, CONSOL Buchanan Mining Co., LLC and Kurt Salvatori in West Virginia Federal Court alleging ERISA violations in the termination of retiree health care benefits. Filed by the same lawyers who filed the Fitzwater litigation, and raising nearly identical claims, the Plaintiffs contend they relied to their detriment on oral promises of “lifetime health benefits” allegedly made by various members of management during Plaintiffs’ employment and that they were not provided with copies of Summary Plan Documents clearly reserving to the Company the right to modify or terminate the Retiree Health and Welfare Plan. Plaintiffs request that retiree health benefits be reinstated for them and their dependents and seek to represent a class of all nonunion retirees of any subsidiary of the Company's former parent that operated or employed individuals in McDowell or Mercer Counties, West Virginia, or Buchanan or Tazewell Counties, Virginia whose retiree welfare benefits were terminated. On December 1, 2017, the trial court judge in Fitzwater signed an order to consolidate Fitzwater with Casey. The Casey complaint was amended on March 1, 2018 to add new plaintiffs, add defendant CONSOL Pennsylvania Coal Company, LLC and eliminate defendant CONSOL Buchanan Mining Co., LLC in an attempt to expand the class of retirees. On October 15, 2019, Plantiffs’ supplemental motion for class certification was denied on all counts and a scheduling order for the remaining individual claims was set on October 16, 2019. The Company believes it has a meritorious defense and intends to vigorously defend this suit.

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

The following is a summary, as of September 30, 2019, of the financial guarantees, unconditional purchase obligations and letters of credit to certain third parties. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments, or under the separation and distribution agreement to the extent retained by the Company's former parent on behalf of the Coal Business. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credit are recorded as liabilities in the financial statements. The Company’s management believes that these guarantees will expire without being funded, and therefore, the commitments will not have a material adverse effect on the Company’s financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$65,292	$40,044	$25,248	$—	$—
Environmental	398	398	—	—	—
Other	47,944	39,150	8,794	—	—
Total Letters of Credit	113,634	79,592	34,042	—	—
Surety Bonds:
Employee-Related	87,174	74,424	12,750	—	—
Environmental	532,027	437,422	94,605	—	—
Other	3,898	3,607	291	—	—
Total Surety Bonds	623,099	515,453	107,646	—	—
Guarantees:
Other	17,928	7,224	9,875	398	431
Total Guarantees	17,928	7,224	9,875	398	431
Total Commitments	$754,661	$602,269	$151,563	$398	$431

Included in the above table are commitments and guarantees entered into in conjunction with the sale of Consolidation Coal Company and certain of its subsidiaries, which contain all five of its longwall coal mines in West Virginia and its river operations, to a third party. As part of the separation and distribution, the Company's former parent agreed to indemnify the Company and the Company agreed to indemnify its former parent in each case with respect to guarantees of certain equipment lease obligations that were assumed by the third party. In the event that the third party would default on the obligations defined in the agreements, the Company would be required to perform under the guarantees. If the Company would be required to perform, the stock purchase agreement provides various recourse actions. As of September 30, 2019, the Company has not been required to perform under these guarantees. The equipment lease obligations are collateralized by the underlying assets. The current maximum estimated exposure under these guarantees as of September 30, 2019 and December 31, 2018 is believed to be approximately $22,000 and $28,000, respectively. At September 30, 2019 and December 31, 2018, the fair value of these guarantees was $547 and $734, respectively, and is included in Other Accrued Liabilities on the Consolidated Balance Sheets. The fair value of certain of the guarantees was determined using the Company’s risk-adjusted interest rate. Significant increases or decreases in the risk-adjusted interest rates may result in a significantly higher or lower fair value measurement. No other amounts related to financial guarantees and letters of credit are recorded as liabilities in the financial statements. Significant judgment is required in determining the fair value of these guarantees. The guarantees of the leases are classified within Level 3 of the fair value hierarchy.

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

The following table presents information related to interest rate contracts entered into by the Company and designated as cash flow hedges:

	September 30, 2019	December 31, 2018
Pay fixed swaps - notional amount	$350,000	—
Net unrealized loss	$(525)	—
Weighted-average maturity period (years)	1.51	—
Weighted-average received rate	—	—
Weighted-average pay rate	—	—

The fair value of the interest rate swaps reflected an unrealized loss of $525 (net of $(167) tax) at September 30, 2019 and $0 at December 31, 2018. The unrealized loss is included on the Consolidated Statements of Stockholders' Equity as part of accumulated other comprehensive loss, as well as on the Consolidated Statements of Comprehensive Income as unrealized loss on cash flow hedges.

At September 30, 2019 and December 31, 2018, the interest rate swap contracts were reflected in the Consolidated Balance Sheets as follows:

	September 30, 2019	December 31, 2018
Current assets:
Other current assets	—	—
Long-term assets:
Other assets	—	—
Current liabilities:
Other current liabilities	$243	—
Long-term liabilities:
Other liabilities	$448	—
Total derivatives	$691	$—

No gains or losses were recognized in interest expense in the Consolidated Statements of Income, as no interest rate swaps have reached their effective date. During 2020, notional amounts of $150,000 will become effective. In the next 12 months, the Company expects a loss of approximately $(20) to be reclassified into earnings.

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

The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at			Fair Value Measurements at
	September 30, 2019			December 31, 2018
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Lease Guarantees	$—	$—	$(547)	$—	$—	$(734)
Derivatives (1)	$—	$(691)	$—	$—	$—	$—

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

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt	$716,820	$719,361	$842,899	$881,711

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

Industry segment results for the three months ended September 30, 2019 are:

	PAMC	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$301,542	$—	$—	$301,542	(A)
Terminal Revenue	—	16,303	—	16,303
Freight Revenue	3,599	—	—	3,599
Total Revenue and Freight	$305,141	$16,303	$—	$321,444
Earnings (Loss) Before Income Tax	$30,546	$(21,107)	$—	$9,439
Segment Assets	$2,014,381	$708,854	$—	$2,723,235
Depreciation, Depletion and Amortization	$45,829	$8,541	$—	$54,370
Capital Expenditures	$45,232	$3,289	$—	$48,521

Industry segment results for the three months ended September 30, 2018 are:

	PAMC	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$294,797	$—	$—	$294,797	(A)
Terminal Revenue	—	16,115	—	16,115
Freight Revenue	2,443	—	—	2,443
Total Revenue and Freight	$297,240	$16,115	$—	$313,355
Earnings (Loss) Before Income Tax	$37,962	$(29,568)	$—	$8,394
Segment Assets	$1,891,606	$854,322	$—	$2,745,928
Depreciation, Depletion and Amortization	$44,236	$7,006	$—	$51,242
Capital Expenditures	$32,309	$8,347	$—	$40,656

Industry segment results for the nine months ended September 30, 2019 are:

	PAMC	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$984,665	$—	$—	$984,665	(A)
Terminal Revenue	—	50,829	—	50,829
Freight Revenue	14,115	—	—	14,115
Total Revenue and Freight	$998,780	$50,829	$—	$1,049,609
Earnings (Loss) Before Income Tax	$156,029	$(80,115)	$—	$75,914
Segment Assets	$2,014,381	$708,854	$—	$2,723,235
Depreciation, Depletion and Amortization	$136,124	$15,121	$—	$151,245
Capital Expenditures	$117,417	$14,058	$—	$131,475

Industry segment results for the nine months ended September 30, 2018 are:

	PAMC	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$1,016,503	$—	$—	$1,016,503	(A)
Terminal Revenue	—	47,995	—	47,995
Freight Revenue	37,774	—	—	37,774
Total Revenue and Freight	$1,054,277	$47,995	$—	$1,102,272
Earnings (Loss) Before Income Tax	$220,862	$(79,584)	$—	$141,278
Segment Assets	$1,891,606	$854,322	$—	$2,745,928
Depreciation, Depletion and Amortization	$135,074	$20,600	$—	$155,674
Capital Expenditures	$81,025	$15,830	$—	$96,855

(A)	For the three and nine months ended September 30, 2019 and 2018, the PAMC segment had revenues from the following customers, each comprising over 10% of the Company’s total sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Customer A	$49,772	$46,727	$180,014	$209,968
Customer B	$95,953	$84,110	$358,882	$181,236
Customer C	$63,526	$59,364	$158,903	$169,052

Reconciliation of Segment Information to Consolidated Amounts:

Total Assets:

	September 30,
	2019	2018
Segment assets for total reportable business segments	$2,014,381	$1,891,606
Segment assets for all other business segments	512,738	506,825
Items excluded from segment assets:
Cash, restricted cash and other investments	104,344	275,377
Deferred tax assets	91,772	72,120
Total Consolidated Assets	$2,723,235	$2,745,928

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

Income Statement for the Three Months Ended September 30, 2019 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Revenue and Other Income:
Coal Revenue	$—	$226,157	$75,385	$—	$—	$301,542
Terminal Revenue	—	16,303	—	—	—	16,303
Freight Revenue	—	2,699	900	—	—	3,599
Miscellaneous Other Income (Loss)	20,578	(4,311)	1,096	9,701	(15,876)	11,188
Gain (Loss) on Sale of Assets	717	(3)	—	—	—	714
Total Revenue and Other Income	21,295	240,845	77,381	9,701	(15,876)	333,346
Costs and Expenses:
Operating and Other Costs	—	180,488	53,998	363	—	234,849
Depreciation, Depletion and Amortization	—	43,284	11,086	—	—	54,370
Freight Expense	—	2,699	900	—	—	3,599
Selling, General and Administrative Costs	—	11,850	2,840	—	—	14,690
Loss on Debt Extinguishment	801	—	—	—	—	801
Interest Expense, net	13,739	272	1,587	—	—	15,598
Total Costs and Expenses	14,540	238,593	70,411	363	—	323,907
Earnings Before Income Tax	6,755	2,252	6,970	9,338	(15,876)	9,439
Income Tax Expense	2,415	—	—	—	—	2,415
Net Income	4,340	2,252	6,970	9,338	(15,876)	7,024
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	2,684	2,684
Net Income Attributable to CONSOL Energy Inc. Shareholders	$4,340	$2,252	$6,970	$9,338	$(18,560)	$4,340

Balance Sheet at September 30, 2019 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$92,472	$30,191	$10,611	$57	$—	$133,331
Restricted Cash	—	—	—	1,518	—	1,518
Accounts and Notes Receivable:
Trade	—	—	—	109,793	—	109,793
Other Receivables	22,772	6,376	56	—	—	29,204
Inventories	—	37,500	11,339	—	—	48,839
Prepaid Expenses and Other Assets	7,125	20,220	7,094	—	—	34,439
Total Current Assets	122,369	94,287	29,100	111,368	—	357,124
Property, Plant and Equipment:
Property, Plant and Equipment	—	3,995,982	977,418	—	—	4,973,400
Less-Accumulated Depreciation, Depletion and Amortization	—	2,307,111	559,538	—	—	2,866,649
Total Property, Plant and Equipment-Net	—	1,688,871	417,880	—	—	2,106,751
Other Assets:
Deferred Income Taxes	91,772	—	—	—	—	91,772
Affiliated Credit Facility	154,155	—	—	—	(154,155)	—
Investment in Affiliates	882,762	—	—	—	(882,762)	—
Right of Use Asset - Operating Leases	—	60,556	16,855	—	—	77,411
Other	34,187	42,692	13,298	—	—	90,177
Total Other Assets	1,162,876	103,248	30,153	—	(1,036,917)	259,360
Total Assets	$1,285,245	$1,886,406	$477,133	$111,368	$(1,036,917)	$2,723,235
Liabilities and Equity:
Current Liabilities:
Accounts Payable	$88,838	$7,671	$23,405	$5,406	$—	$125,320
Accounts Payable (Recoverable)-Related Parties	—	—	2,882	—	(2,882)	—
Current Portion of Long-Term Debt	25,710	14,906	4,599	—	—	45,215
Other Accrued Liabilities	82,441	119,984	38,192	—	—	240,617
Total Current Liabilities	196,989	142,561	69,078	5,406	(2,882)	411,152
Long-Term Debt:	579,148	108,330	156,240	—	(154,155)	689,563
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	427,442	—	—	—	427,442
Pneumoconiosis Benefits	—	160,075	4,897	—	—	164,972
Asset Retirement Obligations	—	231,877	10,939	—	—	242,816
Workers’ Compensation	—	56,178	2,914	—	—	59,092
Salary Retirement	54,622	—	—	—	—	54,622
Operating Lease Liability	—	52,208	14,224	—	—	66,432
Other	—	13,150	547	—	—	13,697
Total Deferred Credits and Other Liabilities	54,622	940,930	33,521	—	—	1,029,073
Total CONSOL Energy Inc. Stockholders’ Equity	454,486	694,585	218,294	105,962	(1,018,841)	454,486
Noncontrolling Interest	—	—	—	—	138,961	138,961
Total Liabilities and Equity	$1,285,245	$1,886,406	$477,133	$111,368	$(1,036,917)	$2,723,235

Income Statement for the Three Months Ended September 30, 2018 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Revenue and Other Income:
Coal Revenue	$—	$221,097	$73,700	$—	$—	$294,797
Terminal Revenue	—	16,115	—	—	—	16,115
Freight Revenue	—	1,832	611	—	—	2,443
Miscellaneous Other Income	25,485	5,292	1,003	—	(20,802)	10,978
Loss on Sale of Assets	—	(85)	—	—	—	(85)
Total Revenue and Other Income	25,485	244,251	75,314	—	(20,802)	324,248
Costs and Expenses:
Operating and Other Costs	—	172,569	49,540	672	—	222,781
Depreciation, Depletion and Amortization	—	40,183	11,059	—	—	51,242
Freight Expense	—	1,832	611	—	—	2,443
Selling, General and Administrative Costs	—	14,627	3,899	—	—	18,526
Interest Expense, net	20,441	421	1,560	—	(1,560)	20,862
Total Costs and Expenses	20,441	229,632	66,669	672	(1,560)	315,854
Earnings (Loss) Before Income Tax	5,044	14,619	8,645	(672)	(19,242)	8,394
Income Tax Benefit	(690)	—	—	—	—	(690)
Net Income (Loss)	5,734	14,619	8,645	(672)	(19,242)	9,084
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	3,350	3,350
Net Income (Loss) Attributable to CONSOL Energy Inc. Shareholders	$5,734	$14,619	$8,645	$(672)	$(22,592)	$5,734

Balance Sheet at December 31, 2018:

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$234,536	$138	$1,003	$—	$—	$235,677
Restricted Cash	14,557	—	—	14,701	—	29,258
Accounts and Notes Receivable:
Trade	—	—	—	87,589	—	87,589
Other Receivables	24,352	15,935	1,068	—	—	41,355
Inventories	—	37,580	11,066	—	—	48,646
Prepaid Expenses and Other Assets	10,883	15,451	5,096	—	—	31,430
Total Current Assets	284,328	69,104	18,233	102,290	—	473,955
Property, Plant and Equipment:
Property, Plant and Equipment	—	3,891,873	946,298	—	—	4,838,171
Less-Accumulated Depreciation, Depletion and Amortization	—	2,204,896	526,747	—	—	2,731,643
Total Property, Plant and Equipment-Net	—	1,686,977	419,551	—	—	2,106,528
Other Assets:
Deferred Income Taxes	77,545	—	—	—	—	77,545
Affiliated Credit Facility	141,129	—	—	—	(141,129)	—
Investment in Affiliates	605,981	—	—	—	(605,981)	—
Other	40,760	47,031	14,908	—	—	102,699
Total Other Assets	865,415	47,031	14,908	—	(747,110)	180,244
Total Assets	$1,149,743	$1,803,112	$452,692	$102,290	$(747,110)	$2,760,727
Liabilities and Equity:
Current Liabilities:
Accounts Payable	$(721)	$102,995	$24,834	$—	$3,822	$130,930
Accounts Payable (Recoverable)-Related Parties	(2,291)	36,220	3,831	87,593	(125,353)	—
Current Portion of Long-Term Debt	8,157	11,139	3,503	—	112,013	134,812
Other Accrued Liabilities	92,534	105,806	31,916	—	(3,822)	226,434
Total Current Liabilities	97,679	256,160	64,084	87,593	(13,340)	492,176
Long-Term Debt:	577,957	151,202	146,196	—	(141,129)	734,226
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	441,246	—	—	—	441,246
Pneumoconiosis Benefits	—	160,741	4,260	—	—	165,001
Asset Retirement Obligations	—	226,209	9,775	—	—	235,984
Workers’ Compensation	—	56,623	3,119	—	—	59,742
Salary Retirement	64,172	—	—	—	—	64,172
Other	—	16,051	518	—	—	16,569
Total Deferred Credits and Other Liabilities	64,172	900,870	17,672	—	—	982,714
Total CONSOL Energy Inc. Stockholders’ Equity	409,935	494,880	224,740	14,697	(734,317)	409,935
Noncontrolling Interest	—	—	—	—	141,676	141,676
Total Liabilities and Equity	$1,149,743	$1,803,112	$452,692	$102,290	$(747,110)	$2,760,727

Income Statement for the Nine Months Ended September 30, 2019 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Revenue and Other Income:
Coal Revenue	$—	$738,499	$246,166	$—	$—	$984,665
Terminal Revenue	—	50,829	—	—	—	50,829
Freight Revenue	—	10,586	3,529	—	—	14,115
Miscellaneous Other Income (Loss)	130,278	(10,648)	3,445	28,701	(115,102)	36,674
Gain (Loss) on Sale of Assets	2,008	(17)	(5)	—	—	1,986
Total Revenue and Other Income	132,286	789,249	253,135	28,701	(115,102)	1,088,269
Costs and Expenses:
Operating and Other Costs	—	552,672	164,542	1,196	—	718,410
Depreciation, Depletion and Amortization	—	117,606	33,639	—	—	151,245
Freight Expense	—	10,586	3,529	—	—	14,115
Selling, General and Administrative Costs	—	42,548	10,353	—	—	52,901
Loss on Debt Extinguishment	25,444	—	—	—	—	25,444
Interest Expense, net	45,030	715	4,495	—	—	50,240
Total Costs and Expenses	70,474	724,127	216,558	1,196	—	1,012,355
Earnings Before Income Tax	61,812	65,122	36,577	27,505	(115,102)	75,914
Income Tax Benefit	(243)	—	—	—	—	(243)
Net Income	62,055	65,122	36,577	27,505	(115,102)	76,157
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	14,102	14,102
Net Income Attributable to CONSOL Energy Inc. Shareholders	$62,055	$65,122	$36,577	$27,505	$(129,204)	$62,055

Income Statement for the Nine Months Ended September 30, 2018 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Revenue and Other Income:
Coal Revenue	$—	$762,377	$254,126	$—	$—	$1,016,503
Terminal Revenue	—	47,995	—	—	—	47,995
Freight Revenue	—	28,330	9,444	—	—	37,774
Miscellaneous Other Income	186,475	21,893	4,240	—	(165,374)	47,234
Gain on Sale of Assets	—	211	62	—	—	273
Total Revenue and Other Income	186,475	860,806	267,872	—	(165,374)	1,149,779
Costs and Expenses:
Operating and Other Costs	—	539,412	159,126	2,240	—	700,778
Depreciation, Depletion and Amortization	—	121,905	33,769	—	—	155,674
Freight Expense	—	28,330	9,444	—	—	37,774
Selling, General and Administrative Costs	—	37,455	10,260	—	—	47,715
Loss on Debt Extinguishment	3,149	—	—	—	—	3,149
Interest Expense, net	61,495	1,916	5,295	—	(5,295)	63,411
Total Costs and Expenses	64,644	729,018	217,894	2,240	(5,295)	1,008,501
Earnings (Loss) Before Income Tax	121,831	131,788	49,978	(2,240)	(160,079)	141,278
Income Tax Expense	8,527	—	—	—	—	8,527
Net Income (Loss)	113,304	131,788	49,978	(2,240)	(160,079)	132,751
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	19,447	19,447
Net Income (Loss) Attributable to CONSOL Energy Inc. Shareholders	$113,304	$131,788	$49,978	$(2,240)	$(179,526)	$113,304

Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2019 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$182,938	$(27,260)	$67,505	$—	$—	$223,183
Cash Flows from Investing Activities:
Capital Expenditures	—	(102,121)	(29,354)	—	—	(131,475)
Proceeds from Sales of Assets	—	2,011	4	—	—	2,015
(Investments in), net of Distributions from, Subsidiaries	(146,896)	173,436	—	—	(26,540)	—
Net Cash (Used in) Provided by Investing Activities	(146,896)	73,326	(29,350)	—	(26,540)	(129,460)
Cash Flows from Financing Activities:
Payments on Finance Leases	—	(10,931)	(2,853)	—	—	(13,784)
Net (Payments on) Proceeds from Related Party Long-Term Notes	(18,400)	—	18,400	—	—	—
Proceeds from Term Loan A	26,250	—	—	—	—	26,250
Payments on Term Loan A	(7,500)	—	—	—	—	(7,500)
Payments on Term Loan B	(123,062)	(688)	—	—	—	(123,750)
Buyback of Second Lien Notes	(35,048)	—	—	—	—	(35,048)
Proceeds from Asset-Backed Financing	3,757	—	—	—	—	3,757
Purchases of CCR Units	(369)	—	—	—	—	(369)
Repurchases of Common Stock	(31,318)	—	—	—	—	(31,318)
Distributions to Noncontrolling Interest	—	—	(43,214)	—	26,540	(16,674)
Shares/Units Withheld for Taxes	—	(3,865)	(880)	—	—	(4,745)
Debt-Related Financing Fees	(20,628)	—	—	—	—	(20,628)
Net Cash Used in Financing Activities	$(206,318)	$(15,484)	$(28,547)	$—	$26,540	$(223,809)

Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2018 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non-Guarantor	Elimination	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(45,278)	$280,396	$95,134	$—	$—	$330,252
Cash Flows from Investing Activities:
Capital Expenditures	—	(76,599)	(20,256)	—	—	(96,855)
Proceeds from Sales of Assets	—	1,198	170	—	—	1,368
Distributions from, net of (Investments in), Subsidiaries	30,237	(3,959)	—	—	(26,278)	—
Net Cash Provided by (Used in) Investing Activities	30,237	(79,360)	(20,086)	—	(26,278)	(95,487)
Cash Flows from Financing Activities:
Payments on Finance Leases	—	(8,894)	(2,125)	—	—	(11,019)
Net Proceeds from (Payments on) Related Party Long-Term Notes	29,583	—	(29,583)	—	—	—
Payments on Term Loan A	(26,250)	—	—	—	—	(26,250)
Payments on Term Loan B	(3,000)	—	—	—	—	(3,000)
Buyback of Second Lien Notes	(20,524)	—	—	—	—	(20,524)
Purchases of CCR Units	(1,142)	—	—	—	—	(1,142)
Repurchases of Common Stock	(9,724)	—	—	—	—	(9,724)
Spin Distribution to CNX Resources	—	(18,234)	—	—	—	(18,234)
Distributions to Noncontrolling Interest	—	—	(43,041)	—	26,278	(16,763)
Shares/Units Withheld for Taxes	—	(2,011)	(912)	—	—	(2,923)
Debt Related Financing Fees	(2,851)	—	—	—	—	(2,851)
Net Cash Used in Financing Activities	$(33,908)	$(29,139)	$(75,661)	$—	$26,278	$(112,430)

Statement of Comprehensive Income for the Three Months Ended September 30, 2019 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non- Guarantor	Elimination	Consolidated
Net Income	$4,340	$2,252	$6,970	$9,338	$(15,876)	$7,024
Other Comprehensive Income (Loss):
Net Actuarial Gain (Loss)	2,457	—	(5)	—	5	2,457
Unrecognized Loss on Derivatives	(261)	—	—	—	—	(261)
Other Comprehensive Income (Loss)	2,196	—	(5)	—	5	2,196
Comprehensive Income	6,536	2,252	6,965	9,338	(15,871)	9,220
Less: Comprehensive Income Attributable to Noncontrolling Interest	—	—	—	—	2,681	2,681
Comprehensive Income Attributable to CONSOL Energy Inc. Shareholders	$6,536	$2,252	$6,965	$9,338	$(18,552)	$6,539

Statement of Comprehensive Income for the Three Months Ended September 30, 2018 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non- Guarantor	Elimination	Consolidated
Net Income (Loss)	$5,734	$14,619	$8,645	$(672)	$(19,242)	$9,084
Other Comprehensive Income (Loss):
Net Actuarial Gain (Loss)	4,177	—	(2)	—	2	4,177
Other Comprehensive Income (Loss)	4,177	—	(2)	—	2	4,177
Comprehensive Income (Loss)	9,911	14,619	8,643	(672)	(19,240)	13,261
Less: Comprehensive Income Attributable to Noncontrolling Interest	—	—	—	—	3,346	3,346
Comprehensive Income (Loss) Attributable to CONSOL Energy Inc. Shareholders	$9,911	$14,619	$8,643	$(672)	$(22,586)	$9,915

Statement of Comprehensive Income for the Nine Months Ended September 30, 2019 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non- Guarantor	Elimination	Consolidated
Net Income	$62,055	$65,122	$36,577	$27,505	$(115,102)	$76,157
Other Comprehensive Income (Loss):
Net Actuarial Gain (Loss)	7,376	—	(11)	—	11	7,376
Unrecognized Loss on Derivatives	(525)	—	—	—	—	(525)
Other Comprehensive Income (Loss)	6,851	—	(11)	—	11	6,851
Comprehensive Income	68,906	65,122	36,566	27,505	(115,091)	83,008
Less: Comprehensive Income Attributable to Noncontrolling Interest	—	—	—	—	14,097	14,097
Comprehensive Income Attributable to CONSOL Energy Inc. Shareholders	$68,906	$65,122	$36,566	$27,505	$(129,188)	$68,911

Statement of Comprehensive Income for the Nine Months Ended September 30, 2018 (unaudited):

	Parent Issuer	Guarantor	CCR Non-Guarantor	Non- Guarantor	Elimination	Consolidated
Net Income (Loss)	$113,304	$131,788	$49,978	$(2,240)	$(160,079)	$132,751
Other Comprehensive Income (Loss):
Net Actuarial Gain (Loss)	12,356	—	(6)	—	6	12,356
Other Comprehensive Income (Loss)	12,356	—	(6)	—	6	12,356
Comprehensive Income (Loss)	125,660	131,788	49,972	(2,240)	(160,073)	145,107
Less: Comprehensive Income Attributable to Noncontrolling Interest	—	—	—	—	19,444	19,444
Comprehensive Income (Loss) Attributable to CONSOL Energy Inc. Shareholders	$125,660	$131,788	$49,972	$(2,240)	$(179,517)	$125,663

NOTE 18—RELATED PARTY TRANSACTIONS:

Transactions with the Company's Former Parent (2017)

Transition Services Agreements

The Company entered into a transition services agreement and certain other agreements in connection with the separation and distribution agreement with its former parent to cover certain continued corporate services provided by the Company and its former parent to each other following the completion of the separation and distribution. In connection with the separation and distribution, the Company began to set up its own corporate functions, and pursuant to the transition services agreement, the Company's former parent provided various corporate support services, including certain accounting, human resources, information technology, office and building, risk, security, tax and treasury, building security and tax services, as well as certain regulatory compliance services required during the period in which the Company remained a majority-owned subsidiary of its former parent. The charges associated with these services were not material during the three and nine months ended September 30, 2019 and 2018, and are consistent with expenses that the Company's former parent has historically allocated or incurred with respect to such services. The transition services agreement with the Company's former parent expired in February 2019.

Former Parent Receivables and Payables

The Company had a receivable from its former parent of $6,666 and $11,788, of which $6,666 and $5,500 was recorded in Other Receivables on the Consolidated Balance Sheets at September 30, 2019 and December 31, 2018, respectively. Additionally, $6,288 was included in Other Assets on the Consolidated Balance Sheet at December 31, 2018. These items relate to the reimbursement of the one-time transaction costs as well as other reimbursements per the terms of the separation and distribution agreement.

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

On March 28, 2019, the Affiliated Company Credit Agreement was amended to extend the maturity date from February 27, 2023 to December 28, 2024. Interest accrues at a rate ranging from 3.75% to 4.75%, subject to the Partnership's net leverage ratio. For the three months ended September 30, 2019 and 2018, $2,003 and $1,832 of interest expense is included in the Consolidated Statements of Income, respectively. For the nine months ended September 30, 2019 and 2018, $5,770 and $5,942 of interest expense is included in the Consolidated Statements of Income, respectively. The collateral obligations under the Affiliated Company Credit Agreement generally mirror the Original CCR Credit Facility, as does the list of entities that will act as guarantors thereunder. The Affiliated Company Credit Agreement is subject to financial covenants relating to a maximum first lien gross leverage ratio and a maximum total net leverage ratio, which will be calculated on a consolidated basis for the Partnership and its restricted subsidiaries at the end of each fiscal quarter. The Partnership was in compliance with each of these financial covenants at September 30, 2019. The Affiliated Company Credit Agreement also contains a number of customary affirmative covenants and negative covenants, including limitations on the ability of the Partnership to incur additional indebtedness, grant liens, and make investments, acquisitions, dispositions, restricted payments, and prepayments of junior indebtedness (subject to certain limited exceptions).

CCR is a party to a number of other agreements with CONSOL Energy, or its subsidiaries, that are described in detail in the section titled “Agreements with Affiliates” in Item 13 of CCR’s Form 10-K filed on February 8, 2019.

In August 2019, upon payment of the cash distribution with respect to the quarter ended June 30, 2019, the financial requirements for the conversion of all CCR subordinated units were satisfied. As a result, all 11,611,067 of the CCR subordinated units owned entirely by CONSOL Energy Inc. were converted into CCR common units on a one-for-one basis. The conversion did not impact the amount of the cash distribution paid or the total number of CCR's outstanding units representing limited partner interests.

Charges for services from the Company to CCR include the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Operating and Other Costs	$838	$725	$2,368	$2,172
Selling, General and Administrative Costs	1,902	2,345	6,932	5,943
Total Services from CONSOL Energy	$2,740	$3,070	$9,300	$8,115

Operating and Other Costs include pension service costs and insurance expenses. Selling, General and Administrative Costs include charges for incentive compensation, an annual administrative support fee and reimbursement for the provision of certain management and operating services provided by the Company.

At September 30, 2019 and December 31, 2018, CCR had a net payable to the Company in the amount of $2,882 and $3,831, respectively. This payable includes reimbursements for business expenses, executive fees, stock-based compensation and other items under the Omnibus Agreement.

In May 2019, CONSOL Energy Inc.'s Board of Directors approved an expansion of the stock, unit and debt repurchase program (see Note 19 - Stock, Unit and Debt Repurchase). The program expansion allows the Company to use up to $50 million of the program to purchase CCR's outstanding common units in the open market. For the three and nine months ended September 30, 2019, 19,413 and 26,297 of the Partnership's common units were purchased under this program at an average price of $12.88 and $14.05 per unit, respectively. During the three and nine months ended September 30, 2018, 77,536 of the Partnership's common units were purchased under this program at an average price of $17.86 per unit.

NOTE 19—STOCK, UNIT AND DEBT REPURCHASE:

In December 2017, CONSOL Energy’s Board of Directors approved a program to repurchase, from time to time, the Company’s outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025, in an aggregate amount of up to $50 million through the period ending June 30, 2019. The program was subsequently amended by CONSOL Energy’s Board of Directors in July 2018 to allow up to $100 million of repurchases of the Company’s common stock or its 11.00% Senior Secured Second Lien Notes due 2025, subject to certain limitations in the Company’s current credit agreement and the tax matters agreement (TMA). The Company’s Board of Directors also authorized the Company to use up to $25 million of the program to purchase CONSOL Coal Resources LP’s outstanding common units in the open market. In May 2019, CONSOL Energy's Board of Directors approved an expansion of the program in the amount of $75 million, bringing the aggregate limit of the program to $175 million. The May 2019 expansion also increased the aggregate limit of the amount of CCR's common units that can be purchased under the program to $50 million, which is consistent with the Company's credit facility covenants that prohibit the Company from using more than $50 million for the purchase of CCR's outstanding common units. The Company's Board of Directors also approved extending the termination date of the program, from June 30, 2019 to June 30, 2020. In July 2019, CONSOL Energy's Board of Directors approved an expansion of the program in the amount of $25 million, bringing the aggregate limit of the Company's stock, unit and debt repurchase program to $200 million.

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

During the three and nine months ended September 30, 2019, the Company repurchased approximately $15,728 and $35,048 of its 11.00% Senior Secured Second Lien Notes due 2025, respectively. Also during the three and nine months ended September 30, 2019, 1,366,054 and 1,717,497 shares of the Company's common stock were repurchased and retired at an average price of $16.97 and $19.06 per share, respectively, and 19,413 and 26,297 of the Partnership's common units were purchased at an average price of $12.88 and $14.05 per unit, respectively.

During the nine months ended September 30, 2018, the Company repurchased approximately $20,524 of its 11.00% Senior Secured Second Lien Notes due 2025. During the three and nine months ended September 30, 2018, 190,272 and 281,272 shares of the Company's common stock were repurchased and retired at an average price of $41.93 and $40.03 per share, respectively, and 77,536 of the Partnership's common units were purchased at an average price of $17.86 per unit.
NOTE 20—SUBSEQUENT EVENTS:

On October 30, 2019, the Board of Directors of CCR's general partner declared a cash distribution of $0.5125 per unit to CCR's limited partner unitholders and the holder of the general partner interest. The cash distribution will be paid on November 15, 2019 to the unitholders of record at the close of business on November 11, 2019.

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

•
CCR Ownership: CONSOL Energy owns, directly or indirectly, through CCR's general partner, 61.5% of the partnership, which is comprised of a 1.7% general partner interest and a 59.8% limited partner interest. At September 30, 2019, CCR's assets included a 25% undivided interest in, and full operational control over, the PAMC.

•
CONSOL Marine Terminal: Through our subsidiary CONSOL Marine Terminals LLC, we provide coal export terminal services through the Port of Baltimore. The terminal can either store coal or load coal directly into vessels from rail cars. It is also the only major east coast United States coal terminal served by two railroads, Norfolk Southern Corporation and CSX Transportation Inc.

•
Itmann Mine: Construction of the Itmann Mine, located in Wyoming County, West Virginia, began in the second half of 2019; full production is expected in 2021 upon the completion of a new preparation plant. The Company anticipates 600+ thousand tons per year of high-quality, low-vol coking coal production.

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

Coal from the PAMC is versatile in that it can be sold either domestically or abroad, in the thermal coal market or as a crossover product in the high-volatile metallurgical coal market. We have a well-established and diverse blue chip customer base, comprised primarily of domestic electric-power-producing companies located in the eastern United States. For 2020 and 2021, our contracted position, as of November 5, 2019, is at 82% and 36%, respectively, assuming a 27 million ton annual coal sales volume. We believe our committed and contracted position is well-balanced in hedging against market downside risk while allowing us to continue to build out our customer portfolio strategically and opportunistically as the market evolves.

Q3 2019 Highlights:

•	Strongest third quarter production in the history of the PAMC

•	Net income of $7 million

•	Net payments, including premiums, on total debt of $21.5 million during the quarter

•	Repurchased approximately 5% of outstanding CONSOL Energy Inc. common shares for $23 million

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total Costs and Expenses	$323,907	$315,854	$1,012,355	$1,008,501
Freight Expense	(3,599)	(2,443)	(14,115)	(37,774)
Selling, General and Administrative Costs	(14,690)	(18,526)	(52,901)	(47,715)
Loss on Debt Extinguishment	(801)	—	(25,444)	(3,149)
Interest Expense, net	(15,598)	(20,862)	(50,240)	(63,411)
Other Costs (Non-Production)	(22,786)	(30,801)	(76,856)	(103,513)
Depreciation, Depletion and Amortization (Non-Production)	(12,105)	(9,175)	(23,111)	(27,098)
Cost of Coal Sold	$254,328	$234,047	$769,688	$725,841
Depreciation, Depletion and Amortization (Production)	(42,265)	(42,067)	(128,134)	(128,576)
Cash Cost of Coal Sold	$212,063	$191,980	$641,554	$597,265

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total Coal Revenue	$301,542	$294,797	$984,665	$1,016,503
Operating and Other Costs	234,849	222,781	718,410	700,778
Less: Other Costs (Non-Production)	(22,786)	(30,801)	(76,856)	(103,513)
Total Cash Cost of Coal Sold	212,063	191,980	641,554	597,265
Add: Depreciation, Depletion and Amortization	54,370	51,242	151,245	155,674
Less: Depreciation, Depletion and Amortization (Non-Production)	(12,105)	(9,175)	(23,111)	(27,098)
Total Cost of Coal Sold	$254,328	$234,047	$769,688	$725,841
Total Tons Sold (in millions)	6.5	6.2	20.6	20.7
Average Revenue per Ton Sold	$46.59	$47.21	$47.84	$49.11
Average Cash Cost of Coal Sold per Ton	32.78	30.88	31.16	28.87
Depreciation, Depletion and Amortization Costs per Ton Sold	6.51	6.60	6.23	6.20
Average Cost of Coal Sold per Ton	39.29	37.48	37.39	35.07
Average Margin per Ton Sold	7.30	9.73	10.45	14.04
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	6.51	6.60	6.23	6.20
Average Cash Margin per Ton Sold	$13.81	$16.33	$16.68	$20.24

Three Months Ended September 30, 2019 Compared with the Three Months Ended September 30, 2018

Net Income Attributable to CONSOL Energy Inc. Shareholders

CONSOL Energy reported net income attributable to CONSOL Energy Inc. shareholders of $4 million for the three months ended September 30, 2019, compared to net income attributable to CONSOL Energy Inc. shareholders of $6 million for the three months ended September 30, 2018.

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

The PAMC division had earnings before income tax of $31 million for the three months ended September 30, 2019, compared to earnings before income tax of $38 million for the three months ended September 30, 2018. Variances are discussed below.

	For the Three Months Ended
	September 30,
(in millions)	2019	2018	Variance
Revenue:
Coal Revenue	$302	$295	$7
Freight Revenue	4	2	2
Miscellaneous Other Income	4	4	—
Total Revenue and Other Income	310	301	9
Cost of Coal Sold:
Operating Costs	212	192	20
Depreciation, Depletion and Amortization	42	42	—
Total Cost of Coal Sold	254	234	20
Other Costs:
Other Costs	3	8	(5)
Depreciation, Depletion and Amortization	4	2	2
Total Other Costs	7	10	(3)
Freight Expense	4	2	2
Selling, General and Administrative Costs	14	17	(3)
Total Costs and Expenses	279	263	16
Earnings Before Income Tax	$31	$38	$(7)

Coal Production

The table below presents total tons produced (in thousands) from the Pennsylvania Mining Complex for the periods indicated:

	For the Three Months Ended September 30,
Mine	2019	2018	Variance
Bailey	2,782	2,394	388
Enlow Fork	2,384	2,584	(200)
Harvey	1,326	1,394	(68)
Total	6,492	6,372	120

Coal production was 6.5 million tons for the three months ended September 30, 2019, compared to 6.4 million tons for the three months ended September 30, 2018. Coal production increased as a result of one fewer longwall move in the current period compared to the year-ago quarter, partially offset by adverse geological conditions and other operational delays at the Enlow Fork and Harvey mines. The PAMC achieved record-high third quarter production during the three months ended September 30, 2019.

Coal Operations

The PAMC division's coal revenue and cost components on a per unit basis for the three months ended September 30, 2019 and 2018 are detailed in the table below. The PAMC division's operations also include various costs such as selling, general and administrative, freight and other costs not included in the unit cost analysis because these costs are not directly associated with coal production.

	For the Three Months Ended September 30,
	2019	2018	Variance
Total Tons Sold (in millions)	6.5	6.2	0.3
Average Revenue per Ton Sold	$46.59	$47.21	$(0.62)

Average Cash Cost of Coal Sold per Ton (1)	$32.78	$30.88	$1.90
Depreciation, Depletion and Amortization Costs per Ton Sold (Non-Cash Cost)	6.51	6.60	(0.09)
Average Cost of Coal Sold per Ton	$39.29	$37.48	$1.81
Average Margin per Ton Sold	$7.30	$9.73	$(2.43)
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	6.51	6.60	(0.09)
Average Cash Margin per Ton Sold (1)	$13.81	$16.33	$(2.52)
(1) Average cash cost of coal sold per ton is a non-GAAP measure and average cash margin per ton sold is an operating ratio derived from non-GAAP measures. See “How We Evaluate Our Operations - Reconciliation of Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to the most directly comparable GAAP measures.

Coal Revenue

Coal revenue was $302 million for the three months ended September 30, 2019, compared to $295 million for the three months ended September 30, 2018. Total sales tons increased in the period-to-period comparison to meet market demand. The decrease in the average revenue per ton sold was mainly driven by lower domestic netback contract pricing.

Freight Revenue and Freight Expense

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services. Freight revenue is completely offset by freight expense. Freight revenue and freight expense were both $4 million for the three months ended September 30, 2019, compared to $2 million for the three months ended September 30, 2018. The $2 million increase was due to increased shipments to customers where the Company was contractually obligated to provide transportation services.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. The costs of coal sold include items such as direct operating costs, royalties and production taxes, direct administration costs and depreciation, depletion, and amortization costs on production assets. Total cost of coal sold was $254 million for the three months ended September 30, 2019, or $20 million higher than the $234 million for the three months ended September 30, 2018. Total costs per ton sold were $39.29 per ton for the three months ended September 30, 2019, compared to $37.48 per ton for the three months ended September 30, 2018. The increase in the total cost of coal sold was primarily driven by non-typical challenges faced in the current period including a roof fall and equipment breakdowns. These geological and equipment-related issues resulted in higher mine maintenance and project expenses.

Other Costs

Other costs include items that are assigned to the PAMC division but are not included in unit costs, such as coal reserve holding costs and purchased coal costs. Total other costs decreased $3 million in the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The decrease was primarily attributable to additional costs incurred in the year-ago quarter related to discretionary employee benefit expenses.

Selling, General, and Administrative Costs

At September 30, 2019, CONSOL Energy was party to a service agreement with CCR that required CONSOL Energy to provide certain selling, general and administrative services to CCR. These services are paid monthly based on an agreed-upon fixed fee that is reset at least annually. See Note 18 - Related Party Transactions of the Notes to the Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. An additional portion of CONSOL Energy's selling, general and administrative costs are allocated to the PAMC division, outside of the service agreement, based on a percentage of total revenue and a percentage of total projected capital expenditures. The amount of selling, general and administrative costs related to the PAMC division was $14 million for the three months ended September 30, 2019, compared to $17 million for the three months ended September 30, 2018. The $3 million decrease in the period-to-period comparison was primarily related to lower short-term incentive compensation.

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

Other business activities had a loss before income tax of $22 million for the three months ended September 30, 2019, compared to a loss before income tax of $30 million for the three months ended September 30, 2018. Variances are discussed below.

	For the Three Months Ended
	September 30,
(in millions)	2019	2018	Variance
Revenue:
Terminal Revenue	$16	$16	$—
Miscellaneous Other Income	7	7	—
Gain on Sale of Assets	1	—	1
Total Revenue and Other Income	24	23	1
Other Costs and Expenses:
Operating and Other Costs	20	23	(3)
Depreciation, Depletion and Amortization	8	7	1
Selling, General and Administrative Costs	1	2	(1)
Loss on Debt Extinguishment	1	—	1
Interest Expense, net	16	21	(5)
Total Other Costs and Expenses	46	53	(7)
Loss Before Income Tax	$(22)	$(30)	$8

Terminal Revenue

Terminal revenue consists of sales from the CONSOL Marine Terminal, which is located on approximately 200 acres in the Port of Baltimore, Maryland and provides access to international coal markets. CONSOL Marine Terminal sales were $16 million for the three months ended September 30, 2019 and 2018.

Miscellaneous Other Income

Miscellaneous other income was $7 million for the three months ended September 30, 2019 and 2018.

	For the Three Months Ended September 30,
(in millions)	2019	2018	Variance
Royalty Income - Non-Operated Coal	$5	$5	$—
Property Easements and Option Income	—	1	(1)
Rental Income	1	1	—
Interest Income	1	—	1
Total Miscellaneous Other Income	$7	$7	$—

Operating and Other Costs

Operating and other costs were $20 million for the three months ended September 30, 2019, compared to $23 million for the three months ended September 30, 2018. Operating and other costs decreased in the period-to-period comparison due to the following items:

	For the Three Months Ended September 30,
(in millions)	2019	2018	Variance
Terminal Operating Costs	$6	$7	$(1)
Employee-Related Legacy Liability Expense	9	11	(2)
Lease Rental Expense	1	—	1
Coal Reserve Holding Costs	—	1	(1)
Closed and Idle Mines	1	1	—
Litigation Expense	—	1	(1)
Other	3	2	1
Total Operating and Other Costs	$20	$23	$(3)

Depreciation, Depletion and Amortization

There were no material changes in depreciation, depletion and amortization costs in the period-to-period comparison.

Selling, General and Administrative Costs

Selling, general and administrative costs are allocated to the Company's Other division based on a percentage of total revenue and a percentage of total projected capital expenditures. There were no material changes in selling, general and administrative costs in the period-to-period comparison.

Loss on Debt Extinguishment

Loss on debt extinguishment of $1 million was recognized in the three months ended September 30, 2019 due to the open market repurchases of the Company's 11.00% Senior Secured Second Lien Notes due 2025. No loss on debt extinguishment was recognized in the three months ended September 30, 2018.

Interest Expense, net

Interest expense, net of amounts capitalized, is comprised of interest on the Company's Senior Secured Credit Facilities, the 11.00% Senior Secured Second Lien Notes and the 5.75% MEDCO Revenue Bonds. Interest expense, net of amounts capitalized, decreased $5 million in the period-to-period comparison, primarily related to the $110 million required repayment on the Term Loan B Facility, as well as the refinancing of the Company's Revolving Credit Facility, Term Loan A Facility and Term Loan B Facility, both of which occurred during the first quarter of 2019. The decrease in interest expense, net of amounts capitalized, is also attributable to current period repurchases of the Company's 11.00% Senior Secured Second Lien Notes (see Note 19 - Stock, Unit and Debt Repurchase of the Notes to the Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).

Nine Months Ended September 30, 2019 Compared with the Nine Months Ended September 30, 2018

Net Income Attributable to CONSOL Energy Inc. Shareholders

CONSOL Energy reported net income attributable to CONSOL Energy Inc. shareholders of $62 million for the nine months ended September 30, 2019, compared to net income attributable to CONSOL Energy Inc. shareholders of $113 million for the nine months ended September 30, 2018.

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

The PAMC division had earnings before income tax of $156 million for the nine months ended September 30, 2019, compared to earnings before income tax of $221 million for the nine months ended September 30, 2018. Variances are discussed below.

	For the Nine Months Ended
	September 30,
(in millions)	2019	2018	Variance
Revenue:
Coal Revenue	$985	$1,017	$(32)
Freight Revenue	14	38	(24)
Miscellaneous Other Income	14	17	(3)
Total Revenue and Other Income	1,013	1,072	(59)
Cost of Coal Sold:
Operating Costs	642	597	45
Depreciation, Depletion and Amortization	128	129	(1)
Total Cost of Coal Sold	770	726	44
Other Costs:
Other Costs	15	38	(23)
Depreciation, Depletion and Amortization	8	6	2
Total Other Costs	23	44	(21)
Freight Expense	14	38	(24)
Selling, General and Administrative Costs	50	43	7
Total Costs and Expenses	857	851	6
Earnings Before Income Tax	$156	$221	$(65)

Coal Production

The table below presents total tons produced (in thousands) from the Pennsylvania Mining Complex for the periods indicated:

	For the Nine Months Ended September 30,
Mine	2019	2018	Variance
Bailey	8,955	9,659	(704)
Enlow Fork	7,676	7,386	290
Harvey	3,933	3,709	224
Total	20,564	20,754	(190)
Coal production was 20.6 million tons for the nine months ended September 30, 2019, compared to 20.8 million tons for the nine months ended September 30, 2018. Coal production decreased slightly, mainly due to reduced production at the Bailey mine resulting from one additional longwall move and other operational delays. This was partially offset by increased production at the Enlow Fork mine, as geological conditions improved throughout the first half of 2019 compared to the year-ago period, and at the Harvey mine.

Coal Operations

The PAMC division's coal revenue and cost components on a per unit basis for the nine months ended September 30, 2019 and 2018 are detailed in the table below. The PAMC division's operations also include various costs such as selling, general and administrative, freight and other costs not included in the unit cost analysis because these costs are not directly associated with coal production.

	For the Nine Months Ended September 30,
	2019	2018	Variance
Total Tons Sold (in millions)	20.6	20.7	(0.1)
Average Revenue per Ton Sold	$47.84	$49.11	$(1.27)

Average Cash Cost of Coal Sold per Ton (1)	$31.16	$28.87	$2.29
Depreciation, Depletion and Amortization Costs per Ton Sold (Non-Cash Cost)	6.23	6.20	0.03
Average Cost of Coal Sold per Ton	$37.39	$35.07	$2.32
Average Margin per Ton Sold	$10.45	$14.04	$(3.59)
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	6.23	6.20	0.03
Average Cash Margin per Ton Sold (1)	$16.68	$20.24	$(3.56)
(1) Average cash cost of coal sold per ton is a non-GAAP measure and average cash margin per ton sold is an operating ratio derived from non-GAAP measures. See “How We Evaluate Our Operations - Reconciliation of Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to the most directly comparable GAAP measures.

Coal Revenue

Coal revenue was $985 million for the nine months ended September 30, 2019, compared to $1,017 million for the nine months ended September 30, 2018. The $32 million decrease was primarily attributable to a $1.27 lower average sales price per ton sold in the 2019 period, mainly driven by lower domestic netback contract pricing compared to the year-ago period, as well as a slight decrease in tons sold. This decrease was partially offset by an increase in prices the Company received for its export coal.

Freight Revenue and Freight Expense

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services. Freight revenue is completely offset by freight expense. Freight revenue and freight expense were both $14 million for the nine months ended September 30, 2019, compared to $38 million for the nine months ended September 30, 2018. The $24 million decrease was due to decreased shipments to customers where the Company was contractually obligated to provide transportation services.

Miscellaneous Other Income

Miscellaneous other income was $14 million for the nine months ended September 30, 2019, compared to $17 million for the nine months ended September 30, 2018. The $3 million decrease was primarily attributable to a decrease in sales of externally purchased coal to blend and resell, partially offset by customer contract buyouts in the current period.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. The costs of coal sold include items such as direct operating costs, royalties and production taxes, direct administration costs and depreciation, depletion, and amortization costs on production assets. Total cost of coal sold was $770 million for the nine months ended September 30, 2019, or $44 million higher than the $726 million for the nine months ended September 30, 2018. Total costs per ton sold were $37.39 per ton for the nine months ended September 30, 2019, compared to $35.07 per ton for the nine months ended September 30, 2018. The increase in the total cost of coal sold was primarily driven by additional equipment rebuilds and longwall overhauls due to the timing of longwall moves and panel development. Also, the Company faced non-typical challenges during the current year, including a roof fall and equipment breakdowns. These geological and equipment-related issues resulted in higher mine maintenance and project expenses.

Other Costs

Other costs include items that are assigned to the PAMC division but are not included in unit costs, such as coal reserve holding costs and purchased coal costs. Total other costs decreased $21 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The decrease was primarily attributable to additional costs incurred in the year-ago period related to externally purchased coal to blend and resell, discretionary employee benefit expenses and demurrage charges.

Selling, General, and Administrative Costs

At September 30, 2019, CONSOL Energy was party to a service agreement with CCR that required CONSOL Energy to provide certain selling, general and administrative services to CCR. These services are paid monthly based on an agreed-upon fixed fee that is reset at least annually. See Note 18 - Related Party Transactions of the Notes to the Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information. An additional portion of CONSOL Energy's selling, general and administrative costs are allocated to the PAMC division, outside of the service agreement, based on a percentage of total revenue and a percentage of total projected capital expenditures. The amount of selling, general and administrative costs related to the PAMC division was $50 million for the nine months ended September 30, 2019, compared to $43 million for the nine months ended September 30, 2018. The $7 million increase in the period-to-period comparison was primarily related to accelerated non-cash amortization recorded in the current period for retiree-eligible employees who received awards under the Company's Performance Incentive Plan, as well as an increase in expenditures related to the conversion to and implementation of a different Enterprise Resource and Planning system.

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

Other business activities had a loss before income tax of $80 million for the nine months ended September 30, 2019, compared to a loss before income tax of $80 million for the nine months ended September 30, 2018. Variances are discussed below.

	For the Nine Months Ended
	September 30,
(in millions)	2019	2018	Variance
Revenue:
Terminal Revenue	$51	$48	$3
Miscellaneous Other Income	22	30	(8)
Gain on Sale of Assets	2	—	2
Total Revenue and Other Income	75	78	(3)
Other Costs and Expenses:
Operating and Other Costs	62	66	(4)
Depreciation, Depletion and Amortization	15	21	(6)
Selling, General and Administrative Costs	3	5	(2)
Loss on Debt Extinguishment	25	3	22
Interest Expense, net	50	63	(13)
Total Other Costs and Expenses	155	158	(3)
Loss Before Income Tax	$(80)	$(80)	$—

Terminal Revenue

Terminal revenue consists of sales from the CONSOL Marine Terminal, which is located on approximately 200 acres in the Port of Baltimore, Maryland and provides access to international coal markets. CONSOL Marine Terminal sales were $51 million for the nine months ended September 30, 2019, compared to $48 million for the nine months ended September 30, 2018. The $3 million increase in the period-to-period comparison was attributable to a 0.4 million increase in throughput tons, as well as additional revenue earned in the current year from one of the Company's customers. This customer's contractual arrangement, entered into during the second half of 2018, contains a take-or-pay element, which provides a certain level of monthly throughput tons for a fixed amount.

Miscellaneous Other Income

Miscellaneous other income was $22 million for the nine months ended September 30, 2019, compared to $30 million for the nine months ended September 30, 2018. The change is due to the following items:

	For the Nine Months Ended September 30,
(in millions)	2019	2018	Variance
Royalty Income - Non-Operated Coal	$17	$19	$(2)
Property Easements and Option Income	1	5	(4)
Rental Income	2	3	(1)
Interest Income	2	2	—
Other Income	—	1	(1)
Total Miscellaneous Other Income	$22	$30	$(8)

Operating and Other Costs

Operating and other costs were $62 million for the nine months ended September 30, 2019, compared to $66 million for the nine months ended September 30, 2018. Operating and other costs decreased in the period-to-period comparison due to the following items:

	For the Nine Months Ended September 30,
(in millions)	2019	2018	Variance
Terminal Operating Costs	$17	$19	$(2)
Employee-Related Legacy Liability Expense	28	32	(4)
Lease Rental Expense	4	2	2
Coal Reserve Holding Costs	—	2	(2)
Closed and Idle Mines	2	3	(1)
Litigation Expense	4	3	1
Bank Fees	1	2	(1)
Other	6	3	3
Total Operating and Other Costs	$62	$66	$(4)

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

Loss on Debt Extinguishment

Loss on debt extinguishment of $25 million was recognized in the nine months ended September 30, 2019 due to the open market repurchases of the Company's 11.00% Senior Secured Second Lien Notes due 2025, the $110 million required repayment on the Term Loan B Facility, and the refinancing of the Company's Revolving Credit Facility, Term Loan A Facility and Term Loan B Facility. See Note 12 - Long-Term Debt in the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information.

Loss on debt extinguishment of $3 million was recognized in the nine months ended September 30, 2018 due to accelerated payments made on the Term Loan A Facility and the open market repurchases of the Company's 11.00% Senior Secured Second Lien Notes due 2025.

Interest Expense, net

Interest expense, net of amounts capitalized, is comprised of interest on the Company's Senior Secured Credit Facilities, the 11.00% Senior Secured Second Lien Notes and the 5.75% MEDCO Revenue Bonds. Interest expense, net of amounts capitalized, decreased $13 million in the period-to-period comparison, primarily related to the $110 million required repayment on the Term Loan B Facility, as well as the refinancing of the Company's Revolving Credit Facility, Term Loan A Facility and Term Loan B Facility, both of which occurred during the nine months ended September 30, 2019. The decrease in interest expense, net of amounts capitalized, is also attributable to current year repurchases of the Company's 11.00% Senior Secured Second Lien Notes (see Note 19 - Stock, Unit and Debt Repurchase of the Notes to the Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).

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

The Company expects to generate adequate cash flow from operations in 2019 due to its strong contracted position and consistent cost control measures. The Company started a capital construction project on the coarse refuse disposal area in 2017, which is expected to continue through 2021. The Company's 2019 capital needs are expected to be between $155 million to $185 million, which is increased from 2018 levels due to additional expected capital expenditures related to the Itmann project, airshaft construction projects, and additional belt system related expenditures.

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

The Company owns an undivided interest in 75% of the PAMC and the Partnership owns the remaining undivided 25% interest of the PAMC. As of September 30, 2019, the Company had a 61.5% economic ownership interest in the Partnership through its various holdings of the general partner and limited partnership interests of the Partnership.

Cash Flows (in millions)

	For the Nine Months Ended September 30,
	2019	2018	Change
Cash Provided by Operating Activities	$223	$330	$(107)
Cash Used in Investing Activities	$(129)	$(95)	$(34)
Cash Used in Financing Activities	$(224)	$(112)	$(112)

Cash provided by operating activities decreased $107 million in the period-to-period comparison, primarily due to a $57 million decrease in net income, as well as changes in stock/unit-based compensation expense, loss on debt extinguishment, deferred taxes and other working capital changes that occurred throughout both periods.

Cash used in investing activities increased $34 million in the period-to-period comparison. Capital expenditures increased primarily due to an increase in airshaft construction projects and additional belt system related expenditures.

	For the Nine Months Ended September 30,
	2019	2018	Change
Building and Infrastructure	$50	$29	$21
Equipment Purchases and Rebuilds	44	26	18
Refuse Storage Area	25	25	—
IS&T Infrastructure	5	8	(3)
Other	7	9	(2)
Total Capital Expenditures	$131	$97	$34

Cash used in financing activities increased $112 million in the period-to-period comparison. During the nine months ended September 30, 2019, total payments of $166 million were made on the Company's Term Loan B Facility, 11.00% Senior Secured Second Lien Notes and the Term Loan A Facility, which included the required excess cash flow repayment of $110 million on the Term Loan B Facility (see Note 12 - Long-Term Debt for additional information). The Company received additional proceeds on its Term Loan A Facility in the amount of $26 million as a result of the debt refinancing that occurred during the nine months ended September 30, 2019. In connection with the debt refinancing, approximately $20 million of financing-related fees and charges were paid.

During the nine months ended September 30, 2018, total payments of $50 million were made on the Company's Term Loan A Facility, Term Loan B Facility and 11.00% Senior Secured Second Lien Notes. Also during the nine months ended September 30, 2018, the Company paid its former parent $18 million related to the final settlement of shared, spin-related fees.

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

The Revolving Credit Facility and TLA Facility also include financial covenants, including (i) a maximum first lien gross leverage ratio, (ii) a maximum total net leverage ratio, and (iii) a minimum fixed charge coverage ratio. CONSOL Energy must maintain a maximum first lien gross leverage ratio covenant of no more than 2.00 to 1.00, measured quarterly, stepping down to 1.75 to 1.00 in March 2020. The maximum first lien gross leverage ratio is calculated as the ratio of Consolidated First Lien Debt to Consolidated EBITDA, excluding the Partnership. The maximum first lien gross leverage ratio was 1.15 to 1.00 at September 30, 2019. CONSOL Energy must maintain a maximum total net leverage ratio covenant of no more than 3.00 to 1.00, measured quarterly, stepping down to 2.75 to 1.00 in March 2020. The maximum total net leverage ratio is calculated as the ratio of Consolidated Indebtedness, minus Cash on Hand, to Consolidated EBITDA, excluding the Partnership. The maximum total net leverage ratio was 1.78 to 1.00 at September 30, 2019. Consolidated EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations, non-cash charges related to legacy employee liabilities and gains and losses on debt extinguishment, and includes cash distributions received from the Partnership and subtracts cash payments related to legacy employee liabilities. The facilities also include a minimum fixed charge coverage covenant of no less than 1.10 to 1.00, measured quarterly. The minimum fixed charge coverage ratio is calculated as the ratio of Consolidated EBITDA to Consolidated Fixed Charges, excluding the Partnership. Consolidated Fixed Charges, as used in the covenant calculation, include cash interest payments, cash payments for income taxes, scheduled debt repayments, dividends paid, and Maintenance Capital Expenditures. The minimum fixed charge coverage ratio was 1.46 to 1.00 at September 30, 2019.

The TLB Facility also includes a financial covenant that requires the Company to repay a certain amount of its borrowings under the TLB Facility within ten business days after the date it files its Form 10-K with the Securities and Exchange Commission if the Company has excess cash flow (as defined in the credit agreement for the Senior Secured Credit Facilities) during the year covered by the applicable Form 10-K. During the nine months ended September 30, 2019, CONSOL Energy made the required repayment of approximately $110 million based on the amount of the Company's excess cash flow as of December 31, 2018. For fiscal year 2018, such repayment was equal to 75% of the Company’s excess cash flow less any voluntary prepayments of its borrowings under the TLB Facility made by the Company during 2018. For all subsequent fiscal years, the required repayment is equal to a certain percentage of the Company’s excess cash flow for such year, ranging from 0% to 75% depending on the Company’s total net leverage ratio, less the amount of certain voluntary prepayments made by the Company, if any, under the TLB Facility during such fiscal year. The amendment reduced the maximum amount of the mandatory annual excess cash flow sweep under the TLB Facility by 25%.

As of September 30, 2019, no amount related to the prepayment of the TLB Facility in connection with the excess cash flow requirement has been classified as Current Portion of Long-Term Debt in the Consolidated Balance Sheets. The amount of excess cash flow is a covenant feature only applicable as of the Company's year-end and calculated as of December 31, 2019. If this covenant was applicable as of September 30, 2019, management estimates the repayment under this covenant would be approximately $7 million, subject to fourth quarter performance and other discretionary uses of cash.

During the nine months ended September 30, 2019, the Company entered into interest rate swaps, which effectively converted $150 million of the TLB Facility's floating interest rate to a fixed interest rate for the twelve months ending December 31, 2020 and 2021, and $50 million of the TLB Facility's floating interest rate to a fixed interest rate for the twelve months ending December 31, 2022.

The Senior Secured Credit Facilities contain customary events of default, including with respect to a failure to make payments when due, cross-default and cross-judgment default and certain bankruptcy and insolvency events.

At September 30, 2019, the Revolving Credit Facility had no borrowings outstanding and $74 million of letters of credit outstanding, leaving $326 million of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.

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

At September 30, 2019, eligible accounts receivable totaled approximately $38 million. At September 30, 2019, the facility had no outstanding borrowings and $40 million of letters of credit outstanding, leaving no unused capacity. The Company posted $2 million of cash collateral to secure the difference in the outstanding letters of credit and the eligible accounts receivable. Cash collateral of $2 million is included in Restricted Cash in the Consolidated Balance Sheets. Costs associated with the receivables facility totaled $344 thousand and $1,095 thousand for the three and nine months ended September 30, 2019. These costs have been recorded as financing fees which are included in Operating and Other Costs in the Consolidated Statements of Income. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.

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

The Indenture contains covenants that will limit the ability of the Company and the Guarantors, to (i) incur, assume or guarantee additional indebtedness or issue preferred stock; (ii) create liens to secure indebtedness; (iii) declare or pay dividends on the Company’s common stock, redeem stock or make other distributions to the Company’s stockholders; (iv) make investments; (v) restrict dividends, loans or other asset transfers from the Company’s restricted subsidiaries; (vi) merge or consolidate, or sell, transfer, lease or dispose of substantially all of the Company’s assets; (vii) sell or otherwise dispose of certain assets, including equity interests in subsidiaries; (viii) enter into transactions with affiliates; and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If the Second Lien Notes achieve an investment grade rating from both Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. and no default under the Indenture exists, many of the foregoing covenants will terminate and cease to apply. The Indenture also contains customary events of default, including (i) default for 30 days in the payment when due of interest on the Notes; (ii) default in payment when due of principal or premium, if any, on the Notes at maturity, upon redemption or otherwise; (iii) covenant defaults; (iv) cross-defaults to certain indebtedness, and (v) certain events of bankruptcy or insolvency with respect to the Company or any of the Guarantors. If an event of default occurs and is continuing, the Trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Second Lien Notes may declare all the Notes to be due and payable immediately. If an event of default arises from certain events of bankruptcy or insolvency, with respect to the Company, any restricted subsidiary of the Company that is a significant subsidiary or any group of restricted subsidiaries of the Company that, taken together, would constitute a significant subsidiary, all outstanding Second Lien Notes will become due and payable immediately without further action or notice.

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

On March 28, 2019, the Affiliated Company Credit Agreement was amended to extend the maturity date from February 27, 2023 to December 28, 2024. The collateral obligations under the Affiliated Company Credit Agreement generally mirror the Original CCR Credit Facility, as does the list of entities that will act as guarantors thereunder. The Affiliated Company Credit Agreement is subject to financial covenants relating to a maximum first lien gross leverage ratio and a maximum total net leverage ratio, which will be calculated on a consolidated basis for the Partnership and its restricted subsidiaries at the end of each fiscal quarter. The Partnership was in compliance with each of these financial covenants at September 30, 2019. The Affiliated Company Credit Agreement also contains a number of customary affirmative covenants and negative covenants, including limitations on the ability of the Partnership to incur additional indebtedness, grant liens, and make investments, acquisitions, dispositions, restricted payments, and prepayments of junior indebtedness (subject to certain limited exceptions).
Contractual Obligations

CONSOL Energy is required to make future payments under various contracts. CONSOL Energy also has commitments to fund its pension plans, provide payments for other postretirement benefit plans, and fund capital projects. There have been no material changes to these contractual obligations outside the ordinary course of business since March 31, 2019.

Debt

At September 30, 2019, CONSOL Energy had total long-term debt and finance lease obligations of $747 million outstanding, including the current portion of long-term debt of $45 million. This long-term debt consisted of:

•
An aggregate principal amount of $274 million in connection with the Term Loan B (TLB) Facility, due in September 2024, less $1 million of unamortized bond discount. Borrowings under the TLB Facility bear interest at a floating rate.

•	An aggregate principal amount of $239 million of 11.00% senior secured second lien notes due in November 2025. Interest on the notes is payable May 15 and November 15 of each year.

•	An aggregate principal amount of $93 million in connection with the Term Loan A (TLA) Facility, due in March 2023. Borrowings under the TLA Facility bear interest at a floating rate.

•
An aggregate principal amount of $103 million of industrial revenue bonds which were issued to finance the Baltimore port facility and bear interest at 5.75% per annum and mature in September 2025. Interest on the industrial revenue bonds is payable March 1 and September 1 of each year. Payment of the principal and interest on the notes is guaranteed by CONSOL Energy.

•
An aggregate principal amount of $8 million in connection with asset-backed financing. Approximately $4 million is due in December 2020 at a weighted average interest rate of 6.35%, and approximately $4 million is due in September 2024 at an interest rate of 3.61%.

•	Advance royalty commitments of $2 million with an average interest rate of 8.57% per annum.

•	An aggregate principal amount of $29 million of finance leases with a weighted average interest rate of 5.37% per annum.

At September 30, 2019, CONSOL Energy had no borrowings outstanding and approximately $74 million of letters of credit outstanding under the $400 million senior secured revolving credit facility. At September 30, 2019, CONSOL Energy had no borrowings outstanding and approximately $40 million of letters of credit outstanding under the $100 million securitization facility.

Stock, Unit and Debt Repurchases

In December 2017, CONSOL Energy’s Board of Directors approved a program to repurchase, from time to time, the Company's outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025, in an aggregate amount of up to $50 million through the period ending June 30, 2019. The program was subsequently amended by CONSOL Energy's Board of Directors in July 2018 to allow up to $100 million of repurchases of the Company's common stock or its 11.00% Senior Secured Second Lien Notes due 2025, subject to certain limitations in the Company's current credit agreement and that certain tax matters agreement entered into by and between the Company and its former parent on November 28, 2017 (the “TMA”). The Company's Board of Directors also authorized the Company to use up to $25 million of the program to purchase CONSOL Coal Resources LP's common units in the open market. In May 2019, CONSOL Energy's Board of Directors approved an expansion of the program in the amount of $75 million, bringing the aggregate limit of the program to $175 million. The May 2019 expansion also increased the aggregate limit of the amount of CONSOL Coal Resources LP's common units that can be purchased under the program to $50 million, which is consistent with the Company's credit facility covenants that prohibit the Company from using more than $50 million for the purchase of CONSOL Coal Resources LP's outstanding common units. The Company's Board of Directors also approved extending the termination date of the program, from June 30, 2019 to June 30, 2020. In July 2019, CONSOL Energy's Board of Directors approved an expansion of the program in the amount of $25 million, bringing the aggregate limit of the program to $200 million.

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

During the nine months ended September 30, 2019, the Company repurchased approximately $35 million of its 11.00% Senior Secured Second Lien Notes due 2025. Also during the nine months ended September 30, 2019, 1,717,497 shares of the Company's common stock were repurchased and retired at an average price of $19.06 per share, and 26,297 of the Partnership's common units were purchased at an average price of $14.05 per unit.

Total Equity and Dividends

Total equity attributable to CONSOL Energy was $593 million at September 30, 2019 and $552 million at December 31, 2018. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.
The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy's Board of Directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CONSOL Energy's financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. The Company's senior secured credit facilities limit CONSOL Energy's ability to pay dividends up to $25 million annually, which increases to $50 million annually when the Company's total net leverage ratio is less than 1.50 to 1.00 and subject to an aggregate amount up to a cumulative credit calculation set forth in the facilities. The total net leverage ratio was 1.78 to 1.00 and the cumulative credit was approximately $75 million at September 30, 2019. The cumulative credit starts with $50 million and builds with excess cash flow commencing in 2018. The calculation of the total net leverage ratio excludes the Partnership. The credit facilities do not permit dividend payments in the event of default. The Indenture to the 11.00% Senior Secured Second Lien Notes limits dividends when the Company's total net leverage ratio exceeds 2.00 to 1.00 and subject to an amount not to exceed an annual rate of 4.0% of the quoted public market value per share of such common stock at the time of the declaration. The Indenture does not permit dividend payments in the event of default.
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
On October 30, 2019, the Board of Directors of CCR's general partner declared a cash distribution of $0.5125 per unit to CCR's limited partner unitholders and the holder of the general partner interest. The cash distribution will be paid on November 15, 2019 to the unitholders of record at the close of business on November 11, 2019.

Upon payment of the cash distribution with respect to the quarter ended June 30, 2019, the financial requirements for the conversion of all CCR subordinated units were satisfied. As a result, on August 16, 2019, all 11,611,067 subordinated units, owned entirely by CONSOL Energy Inc., were converted into common units on a one-for-one basis. The conversion did not impact the amount of the cash distribution paid or the total number of CCR's outstanding units representing limited partner interests.
Off-Balance Sheet Arrangements

CONSOL Energy does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on CONSOL Energy’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Consolidated Financial Statements of this Form 10-Q. CONSOL Energy participates in the United Mine Workers of America (the “UMWA”) Combined Benefit Fund and the UMWA 1992 Benefit Plan which generally accepted accounting principles recognize on a pay-as-you-go basis. These benefit arrangements may result in additional liabilities that are not recognized on the Consolidated Balance Sheet at September 30, 2019. The various multi-employer benefit plans are discussed in Note 16—Other Employee Benefit Plans in the Notes to the Consolidated Financial Statements in Item 8 of the December 31, 2018 Form 10-K. CONSOL Energy's total contributions under the Coal Industry Retiree Health Benefit Act of 1992 were $1,556 and $1,770 for the three months ended September 30, 2019 and 2018, respectively. CONSOL Energy's total contributions under the Coal Industry Retiree Health Benefit Act of 1992 were $4,662 and $5,254 for the nine months ended September 30, 2019 and 2018, respectively. Based on available information at December 31, 2018, CONSOL Energy's obligation for the UMWA Combined Benefit Fund and 1992 Benefit Plan is estimated to be approximately $70,859. CONSOL Energy also uses a combination of surety bonds, corporate guarantees and letters of credit to secure its financial obligations for employee-related, environmental, performance and various other items which are not reflected on the Consolidated Balance Sheet at September 30, 2019. Management believes these items will expire without being funded. See Note 13—Commitments and Contingent Liabilities in the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CONSOL Energy.
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
ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy's principal executive officer and principal financial officer, evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CONSOL Energy's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2019 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy's management, including CONSOL Energy's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

During the fiscal quarter covered by this quarterly report on Form 10-Q, there were no changes in the Company's internal controls over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth repurchases of the Company's common stock during the three months ended September 30, 2019:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (000s omitted) (2)
July 1, 2019 - July 31, 2019	—	$—	—	$111,959	(3)
August 1, 2019 -August 31, 2019	734,673	$17.28	734,673	$90,083	(3)
September 1, 2019 - September 30, 2019	631,381	$16.61	631,381	$72,339	(3)
Total	1,366,054	$16.97	1,366,054
(1) In December 2017, CONSOL Energy's Board of Directors approved a program to repurchase, from time to time, the Company's outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025, in an aggregate amount of up to $50 million through the period ending June 30, 2019. The program was subsequently amended in July 2018 to allow for the repurchase of up to $100 million of the Company's outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025. The Company's Board of Directors also authorized the Company to use up to $25 million of the program to purchase CCR's common units in the open market. The program was further amended in May 2019 to allow for the repurchase of up to $175 million of the Company's outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025. The May 2019 expansion also increased the aggregate limit of the amount of CCR's common units that can be purchased under the program to $50 million, which is consistent with the Company's credit facility covenants that prohibit the Company from using more than $50 million for the purchase of CCR's outstanding common units. The program's termination date was also extended, from June 30, 2019 to June 30, 2020. In July 2019, CONSOL Energy's Board of Directors approved an expansion of the program in the amount of $25 million, bringing the aggregate limit of the program to $200 million. The repurchases will be effected from time to time on the open market or in privately negotiated transactions or under a Rule 10b5-1 plan.
(2) Management cannot estimate the number of shares that will be repurchased because purchases are made based upon the Company's stock price, the Company's financial outlook and alternative investment options.
(3) In August 2019, CONSOL Energy utilized approximately $12.693 million to repurchase its common stock, approximately $0.121 million to purchase CONSOL Coal Resources LP's common units, and approximately $9.062 million to repurchase its 11.00% Senior Secured Second Lien Notes due 2025. In September 2019, CONSOL Energy utilized approximately $10.490 million to repurchase its common stock, approximately $0.129 million to purchase CONSOL Coal Resources LP's common units, and approximately $7.125 million to repurchase its 11.00% Senior Secured Second Lien Notes due 2025.

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

ITEM 6.    EXHIBITS

Exhibits	Description	Method of Filing

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

95	Mine Safety and Health Administration Safety Data	Filed herewith

101	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2019, furnished in Inline XBRL)	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL)	Contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 5th day of November, 2019.

CONSOL ENERGY INC.

By:	/s/ JAMES A. BROCK
James A. Brock
Director, Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ DAVID M. KHANI
David M. Khani
Chief Financial Officer (Principal Financial Officer)

By:	/s/ JOHN M. ROTHKA
John M. Rothka
Chief Accounting Officer (Principal Accounting Officer)