Form 10-Q
period 2020-03-31
CONSOL Energy Inc.
filed 2020-05-11
CIK 1710366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2020
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

CONSOL Energy Inc. had 26,029,202 shares of common stock, $0.01 par value, outstanding at May 1, 2020.

IMPORTANT DEFINITIONS REFERENCED IN THIS QUARTERLY REPORT
Unless the context otherwise requires:

•	“CONSOL Energy,” “we,” “our,” “us,” “our Company” and “the Company” refer to CONSOL Energy Inc. and its subsidiaries;

•	“Btu” means one British Thermal unit;

•
“Coal Business” refers to all of our interest in the Pennsylvania Mining Complex (PAMC) and certain related coal assets, including: (i) a 25% undivided interest in the PAMC; (ii) the CONSOL Marine Terminal; (iii) development of the Itmann Mine; and (iv) undeveloped coal reserves (Greenfield Reserves) located in the Northern Appalachian, Central Appalachian and Illinois basins and certain related coal assets and liabilities;

•	“CONSOL Marine Terminal” refers to the terminal operations located at the Port of Baltimore;

•	“distribution” refers to the pro rata distribution of the Company's issued and outstanding shares of common stock to its former parent's stockholders on November 29, 2017;

•	“former parent” refers to CNX Resources Corporation and its consolidated subsidiaries;

•	“General Partner” refers to CONSOL Coal Resources GP LLC, a Delaware limited liability company;

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

•
“Pennsylvania Mining Complex” or “PAMC” refers to the Bailey, Enlow Fork and Harvey coal mines, coal reserves and related assets and operations, located primarily in southwestern Pennsylvania and owned 75% by the Company and 25% by the Partnership; and

•
“separation” refers to the separation of the Coal Business from our former parent’s other businesses on November 28, 2017, and the creation, as a result of the distribution, of an independent, publicly-traded company (the Company) to hold the assets and liabilities associated with the Coal Business after the distribution.

PART I : FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
Revenue and Other Income:	2020	2019
Coal Revenue	$255,452	$332,502
Terminal Revenue	16,501	17,818
Freight Revenue	3,147	6,662
Miscellaneous Other Income	16,170	13,292
(Loss) Gain on Sale of Assets	(14)	339
Total Revenue and Other Income	291,256	370,613
Costs and Expenses:
Operating and Other Costs	212,275	230,112
Depreciation, Depletion and Amortization	54,943	50,724
Freight Expense	3,147	6,662
Selling, General and Administrative Costs	17,670	21,923
(Gain) Loss on Debt Extinguishment	(16,833)	23,143
Interest Expense, net	15,671	18,596
Total Costs and Expenses	286,873	351,160
Earnings Before Income Tax	4,383	19,453
Income Tax Expense (Benefit)	1,908	(850)
Net Income	2,475	20,303
Less: Net Income Attributable to Noncontrolling Interest	108	5,868
Net Income Attributable to CONSOL Energy Inc. Shareholders	$2,367	$14,435

Earnings per Share:
Total Basic Earnings per Share	$0.09	$0.52
Total Dilutive Earnings per Share	$0.09	$0.52

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Net Income	$2,475	$20,303

Other Comprehensive Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: ($1,214), ($781))	3,624	2,460
Unrecognized Loss on Derivatives:
Unrealized Loss on Cash Flow Hedges (Net of tax: $933, $0)	(2,773)	—
Other Comprehensive Income	851	2,460

Comprehensive Income	$3,326	$22,763

Less: Comprehensive Income Attributable to Noncontrolling Interest	123	5,867

Comprehensive Income Attributable to CONSOL Energy Inc. Shareholders	$3,203	$16,896

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)
	March 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and Cash Equivalents	$78,166	$80,293
Restricted Cash	661	—
Accounts and Notes Receivable
Trade Receivables, net of Allowance	113,098	131,688
Other Receivables, net of Allowance	33,878	40,984
Inventories	58,638	54,131
Prepaid Expenses and Other Assets	26,302	30,933
Total Current Assets	310,743	338,029
Property, Plant and Equipment:
Property, Plant and Equipment	5,053,698	5,008,180
Less—Accumulated Depreciation, Depletion and Amortization	2,965,903	2,916,015
Total Property, Plant and Equipment—Net	2,087,795	2,092,165
Other Assets:
Deferred Income Taxes	102,425	103,505
Right of Use Asset - Operating Leases	67,787	72,632
Other, net of Allowance	84,718	87,471
Total Other Assets	254,930	263,608
TOTAL ASSETS	$2,653,468	$2,693,802

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)
	March 31, 2020	December 31, 2019
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$89,556	$106,223
Current Portion of Long-Term Debt	67,441	50,272
Other Accrued Liabilities	237,261	235,769
Total Current Liabilities	394,258	392,264
Long-Term Debt:
Long-Term Debt	604,927	653,802
Finance Lease Obligations	21,942	9,036
Total Long-Term Debt	626,869	662,838
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	429,085	432,496
Pneumoconiosis Benefits	201,718	202,142
Asset Retirement Obligations	254,805	250,211
Workers’ Compensation	60,961	61,194
Salary Retirement	44,439	49,930
Operating Lease Liability	52,975	55,413
Other	17,268	14,919
Total Deferred Credits and Other Liabilities	1,061,251	1,066,305
TOTAL LIABILITIES	2,082,378	2,121,407

Stockholders' Equity:
Common Stock, $0.01 Par Value; 62,500,000 Shares Authorized, 26,029,202 Issued and Outstanding at March 31, 2020; 25,932,618 Issued and Outstanding at December 31, 2019	260	259
Capital in Excess of Par Value	528,062	523,762
Retained Earnings	258,972	259,903
Accumulated Other Comprehensive Loss	(347,889)	(348,725)
Total CONSOL Energy Inc. Stockholders' Equity	439,405	435,199
Noncontrolling Interest	131,685	137,196
TOTAL EQUITY	571,090	572,395
TOTAL LIABILITIES AND EQUITY	$2,653,468	$2,693,802

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total CONSOL Energy Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
December 31, 2019	$259	$523,762	$259,903	$(348,725)	$435,199	$137,196	$572,395
(Unaudited)
Net Income	—	—	2,367	—	2,367	108	2,475
Actuarially Determined Long-Term Liability Adjustments (Net of $1,214 Tax)	—	—	—	3,609	3,609	15	3,624
Interest Rate Hedge (Net of ($933) Tax)	—	—	—	(2,773)	(2,773)	—	(2,773)
Comprehensive Income	—	—	2,367	836	3,203	123	3,326
Adoption of ASU 2016-13 (Net of ($1,109) Tax)	—	—	(3,298)	—	(3,298)	—	(3,298)
Issuance of Common Stock	1	(1)	—	—	—	—	—
Amortization of Stock-Based Compensation Awards	—	4,856	—	—	4,856	158	5,014
Shares/Units Withheld for Taxes	—	(555)	—	—	(555)	(217)	(772)
Distributions to Noncontrolling Interest	—	—	—	—	—	(5,575)	(5,575)
March 31, 2020	$260	$528,062	$258,972	$(347,889)	$439,405	$131,685	$571,090

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total CONSOL Energy Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
December 31, 2018	$274	$550,995	$182,148	$(323,482)	$409,935	$141,676	$551,611
(Unaudited)
Net Income	—	—	14,435	—	14,435	5,868	20,303
Actuarially Determined Long-Term Liability Adjustments (Net of $781 Tax)	—	—	—	2,461	2,461	(1)	2,460
Comprehensive Income	—	—	14,435	2,461	16,896	5,867	22,763
Issuance of Common Stock	2	(2)	—	—	—	—	—
Amortization of Stock-Based Compensation Awards	—	7,053	—	—	7,053	397	7,450
Shares/Units Withheld for Taxes	—	(3,863)	—	—	(3,863)	(880)	(4,743)
Distributions to Noncontrolling Interest	—	—	—	—	—	(5,559)	(5,559)
March 31, 2019	$276	$554,183	$196,583	$(321,021)	$430,021	$141,501	$571,522

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net Income	$2,475	$20,303
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	54,943	50,724
Loss (Gain) on Sale of Assets	14	(339)
Stock/Unit-Based Compensation	5,014	7,450
Amortization of Debt Issuance Costs	1,444	1,976
(Gain) Loss on Debt Extinguishment	(16,833)	23,143
Deferred Income Taxes	1,908	(850)
Equity in Earnings of Affiliates	315	—
Changes in Operating Assets:
Accounts and Notes Receivable	23,064	(16,850)
Inventories	(4,507)	(6,242)
Prepaid Expenses and Other Assets	4,845	2,761
Changes in Other Assets	191	10,080
Changes in Operating Liabilities:
Accounts Payable	(15,726)	(10,695)
Other Operating Liabilities	3,899	12,419
Changes in Other Liabilities	(9,646)	(11,709)
Net Cash Provided by Operating Activities	51,400	82,171
Cash Flows from Investing Activities:
Capital Expenditures	(27,178)	(34,171)
Proceeds from Sales of Assets	—	311
Net Cash Used in Investing Activities	(27,178)	(33,860)
Cash Flows from Financing Activities:
Proceeds from Finance Lease Obligations	16,293	—
Payments on Finance Lease Obligations	(4,899)	(4,537)
Proceeds from Term Loan A	—	26,250
Payments on Term Loan A	(3,750)	—
Payments on Term Loan B	(688)	(122,375)
Payments on Second Lien Notes	(25,480)	(7,000)
Payments on Asset-Backed Financing	(174)	—
Distributions to Noncontrolling Interest	(5,575)	(5,559)
Shares/Units Withheld for Taxes	(772)	(4,743)
Debt-Related Financing Fees	(643)	(18,514)
Net Cash Used in Financing Activities	(25,688)	(136,478)
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(1,466)	(88,167)
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	80,293	264,935
Cash and Cash Equivalents and Restricted Cash at End of Period	$78,827	$176,768

Non-Cash Investing and Financing Activities:
Finance Lease	$7,023	$—
Longwall Shield Rebuild	$9,129	$—

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in thousands, except per share data)
NOTE 1—BASIS OF PRESENTATION:

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for future periods.

The Consolidated Balance Sheet at December 31, 2019 has been derived from the Audited Consolidated Financial Statements at that date but does not include all disclosures required by GAAP. This Form 10-Q report should be read in conjunction with CONSOL Energy Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019.

Basis of Consolidation
The Consolidated Financial Statements include the accounts of CONSOL Energy Inc. and its wholly-owned and majority-owned and/or controlled subsidiaries. The portion of these entities that is not owned by the Company is presented as non-controlling interest. All significant intercompany transactions and accounts have been eliminated in consolidation.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04 - Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this Update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In response to concerns about structural risks of interbank offered rates (IBORs), and, particularly, the risk of cessation of the London Interbank Offered Rate (LIBOR), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. This Update also provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic, the amendments in this Update must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. Management has elected to apply this Update subsequent to March 12, 2020. Management is currently evaluating the impact of this guidance, but does not expect this update to have a material impact on the Company's financial statements.

In January 2020, the FASB issued ASU 2020-01 - Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The amendments in this Update clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. These amendments improve current GAAP by reducing diversity in practice and increasing comparability of the accounting for these interactions. The amendments in this Update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. Management does not expect this update to have a material impact on the Company's financial statements.

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

In August 2018, the FASB issued ASU 2018-15 - Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40) to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. The amendments in Update 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements of capitalizing implementation costs incurred to develop or obtain internal-use software. These changes are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. CONSOL Energy adopted this guidance during the three months ended March 31, 2020, and there was no material impact on the Company's financial statements.
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

In August 2018, the FASB issued ASU 2018-13 - Fair Value Measurement (Topic 820) to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by GAAP. The amendments modify the disclosure requirements on fair value measurements including the consideration of costs and benefits. These changes are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. CONSOL Energy adopted this guidance during the three months ended March 31, 2020, and there was no material impact on the Company's financial statements.

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
The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive:

	For the Three Months Ended
	March 31,
	2020	2019
Anti-Dilutive Restricted Stock Units	141,279	—
Anti-Dilutive Performance Share Units	—	8,086
	141,279	8,086

The computations for basic and dilutive earnings per share are as follows:

	For the Three Months Ended
Dollars in thousands, except per share data	March 31,
	2020	2019
Numerator:
Net Income	$2,475	$20,303
Less: Net Income Attributable to Noncontrolling Interest	108	5,868
Net Income Attributable to CONSOL Energy Inc. Shareholders	$2,367	$14,435

Denominator:
Weighted-average shares of common stock outstanding	25,987,155	27,530,859
Effect of dilutive shares	265,056	308,534
Weighted-average diluted shares of common stock outstanding	26,252,211	27,839,393

Earnings per Share:
Basic	$0.09	$0.52
Dilutive	$0.09	$0.52

As of March 31, 2020, CONSOL Energy has 500,000 shares of preferred stock, none of which are issued or outstanding.

NOTE 2—REVENUE:

The following table disaggregates CONSOL Energy's revenue from contracts with customers to depict how the nature, amount, timing and uncertainty of the Company's revenues and cash flows are affected by economic factors:

	Three Months Ended
	March 31, 2020	March 31, 2019
Coal Revenue	$255,452	$332,502
Terminal Revenue	16,501	17,818
Freight Revenue	3,147	6,662
Total Revenue from Contracts with Customers	$275,100	$356,982

CONSOL Energy's coal revenue is generally recognized when title passes to the customer and the price is fixed and determinable. The Company has determined that each ton of coal represents a separate and distinct performance obligation. The Company's coal supply contracts and other sales and operating revenue contracts vary in length from short-term to long-term contracts and do not typically have significant financing components.

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

Coal Revenue

Revenues are generally recognized when title passes to the customers and the price is fixed and determinable. Generally, title passes when coal is loaded at the central preparation facility and, on occasion, at terminal locations or other customer destinations. The Company's coal contract revenue per ton is fixed and determinable and adjusted for nominal quality adjustments. Some coal contracts also contain positive electric power price-related adjustments, which represent market-driven price adjustments, wherein no additional value is exchanged, in addition to a fixed base price per ton. The Company’s coal contracts generally do not allow for retroactive adjustments to pricing after title to the coal has passed.

Some of the Company's contracts span multiple years and have annual pricing modifications, based upon market-driven or inflationary adjustments, where no additional value is exchanged. Management believes that the invoice price is the most appropriate rate at which to recognize revenue.

While CONSOL Energy does, from time to time, experience costs of obtaining coal customer contracts with amortization periods greater than one year, those costs are generally immaterial to the Company's net income. At March 31, 2020 and December 31, 2019, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. As of and for the three months ended March 31, 2020 and 2019, the Company has not recognized any amortization of previously existing capitalized costs of obtaining customer contracts. Further, the Company has not recognized any revenue in the current period that is not a result of current period performance.

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

The CONSOL Marine Terminal does not normally experience material costs of obtaining customer contracts with amortization periods greater than one year. At March 31, 2020 and December 31, 2019, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. As of and for the three months ended March 31, 2020 and 2019, the Company has not recognized any amortization of previously existing capitalized costs of obtaining Terminal customer contracts. Further, the Company has not recognized any revenue in the current period that is not a result of current period performance.

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

NOTE 3—MISCELLANEOUS OTHER INCOME:

	For the Three Months Ended March 31,
	2020	2019
Contract Buyout	$10,825	$1,048
Royalty Income - Non-Operated Coal	4,504	6,210
Rental Income	497	617
Interest Income	244	887
Property Easements and Option Income	63	979
Purchased Coal Sales	—	3,186
Other	37	365
Miscellaneous Other Income	$16,170	$13,292

NOTE 4—COMPONENTS OF PENSION AND OTHER POST-EMPLOYMENT BENEFIT (OPEB) PLANS NET PERIODIC BENEFIT COSTS:

The components of Net Periodic Benefit (Credit) Cost are as follows:

	Pension Benefits		Other Post-Employment Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019
Service Cost	$296	$987	$—	$—
Interest Cost	5,044	6,275	3,199	4,580
Expected Return on Plan Assets	(10,455)	(10,114)	—	—
Amortization of Prior Service Credits	—	(92)	(601)	(601)
Amortization of Actuarial Loss	1,730	1,490	2,319	2,315
Net Periodic Benefit (Credit) Cost	$(3,385)	$(1,454)	$4,917	$6,294

(Credits) expenses related to pension and other post-employment benefits are reflected in Operating and Other Costs in the Consolidated Statements of Income.
NOTE 5—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:

The components of Net Periodic Benefit Cost are as follows:

	CWP		Workers' Compensation
	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019
Service Cost	$1,151	$948	$1,569	$1,421
Interest Cost	1,551	1,750	461	646
Amortization of Actuarial Loss (Gain)	1,401	254	(122)	(193)
State Administrative Fees and Insurance Bond Premiums	—	—	621	587
Net Periodic Benefit Cost	$4,103	$2,952	$2,529	$2,461

NOTE 6—INCOME TAXES:

The Company has evaluated the impact of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was signed into law by the President of the United States in March 2020. The CARES Act has various income tax related provisions, including temporary net operating loss carryback and limitation measures, a relaxation of the limitation on interest deductions, the postponement of statutory filing dates, and a technical correction of the 2017 Tax Cuts and Jobs Act related to qualified improvement property.

The Company's effective tax rate is based on its estimated full year effective tax rate. The effective tax rate for the three months ended March 31, 2020 differs from the U.S. federal statutory rate of 21%, primarily due to the income tax benefit for excess percentage depletion, offset by the impact of discrete tax expense related to equity compensation and the unfavorable impact on percentage depletion related to the additional interest deduction available under the CARES Act. The CARES Act increased the amount of deductible interest from 30% of adjusted taxable income to 50% for tax years 2019 and 2020, which generates current cash tax benefit, but also reduces the base of earnings upon which percentage depletion was computed. The effective tax rate for the three months ended March 31, 2020 was 44.6%, composed of a tax benefit of (3.1)% from operations and discrete tax expense of $902 related to equity compensation and $1,139 related to the effect of the CARES Act, as noted above.

The effective tax rate for the three months ended March 31, 2019 was (4.4)%, composed of a tax benefit of (2.5)% from operations and a discrete tax benefit of (1.9)% primarily related to equity compensation. The effective tax rate for the three months ended March 31, 2019 differs from the U.S. federal statutory rate of 21%, primarily due to the income tax benefit for excess percentage depletion.

The Company utilizes the “more likely than not” standard in recognizing a tax benefit in its financial statements. For the three months ended March 31, 2020 and the year ended December 31, 2019, the Company did not have any unrecognized tax benefits. If accrual for interest or penalties is required, it is the Company's policy to include these as a component of income tax expense.

The Company is subject to taxation in the United States and its various states, as well as Canada and its various provinces. Under the provisions of the tax matters agreement entered into between the Company and its former parent on November 28, 2017 (the “TMA”), certain subsidiaries of the Company are subject to examination for tax years for the period January 1, 2016 through the three months ended March 31, 2020 for certain state and foreign returns. Further, the Company is subject to examination for the period November 28, 2017 through the three months ended March 31, 2020 for federal and certain state returns.

NOTE 7—CREDIT LOSSES:

Effective January 1, 2020, the Company adopted ASU 2016-013, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments using a modified retrospective approach. This ASU replaces the incurred loss impairment model with an expected credit loss impairment model for financial instruments, including trade and other receivables. The amendment requires entities to consider forward-looking information to estimate expected credit losses, resulting in earlier recognition of losses for receivables that are current or not yet due, which were not considered under previous accounting guidance. The Company recorded a cumulative-effect adjustment to retained earnings in the amount of $3,298, net of $1,109 of income taxes, for expected credit losses on financial assets at the adoption date.

The following table illustrates the impact of ASC 326.

	January 1, 2020
	As Reported Under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption

Trade Receivables	$3,051	$2,100	$951
Other Receivables	3,372	711	2,661
Other Assets	795	—	795
Allowance for Credit Losses on Receivables	$7,218	$2,811	$4,407

The Company is exposed to credit losses primarily through sales of products and services. The Company's expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade and other accounts receivables. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on an aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company's monitoring activities include timely account reconciliations, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions.

Balances are written off when determined to be uncollectible. The Company considered the current and expected future economic and market conditions surrounding the novel coronavirus (COVID-19) pandemic and determined that the estimate of credit losses was not significantly impacted.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for changes to the assessment of anticipated payment, changes in economic conditions, current industry trends in the markets the Company serves, and changes in the financial health of the Company's counterparties.

The following table provides a roll-forward of the allowance for credit losses by portfolio segment that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected.

	Trade Receivables	Other Receivables	Other Assets

Beginning Balance, January 1, 2020	$2,100	$711	$—
Adoption of ASU 2016-13, cumulative-effect adjustment to retained earnings	951	2,661	795
Provision for expected credit losses	(643)	1,242	35
Ending Balance, March 31, 2020	$2,408	$4,614	$830

NOTE 8—INVENTORIES:
Inventory components consist of the following:

	March 31, 2020	December 31, 2019
Coal	$4,621	$2,484
Supplies	54,017	51,647
Total Inventories	$58,638	$54,131

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
NOTE 9—ACCOUNTS RECEIVABLE SECURITIZATION:

CONSOL Energy and certain of its U.S. subsidiaries are parties to a trade accounts receivable securitization facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable. In March 2020, the securitization facility was amended to, among other things, extend the maturity date from August 30, 2021 to March 27, 2023.

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

At March 31, 2020, the Company's eligible accounts receivable yielded $30,258 of borrowing capacity. At March 31, 2020, the facility had no outstanding borrowings and $30,919 of letters of credit outstanding, leaving no unused capacity. CONSOL Energy posted $661 of cash collateral to secure the difference in the outstanding letters of credit and the eligible accounts receivable. Cash collateral of $661 is included in Restricted Cash in the Consolidated Balance Sheets. At December 31, 2019, the Company's eligible accounts receivable yielded $41,282 of borrowing capacity. At December 31, 2019, the facility had no outstanding borrowings and $41,211 of letters of credit outstanding, leaving available borrowing capacity of $71. Costs associated with the receivables facility totaled $341 and $382 for the three months ended March 31, 2020 and 2019, respectively. These costs have been recorded as financing fees which are included in Operating and Other Costs in the Consolidated Statements of Income. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.

NOTE 10—PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

	March 31, 2020	December 31, 2019
Plant and Equipment	$3,066,656	$3,028,514
Coal Properties and Surface Lands	873,597	872,909
Airshafts	443,600	437,003
Mine Development	342,707	342,706
Advance Mining Royalties	327,138	327,048
Total Property, Plant and Equipment	5,053,698	5,008,180
Less: Accumulated Depreciation, Depletion and Amortization	2,965,903	2,916,015
Total Property, Plant and Equipment, Net	$2,087,795	$2,092,165

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

As of March 31, 2020 and December 31, 2019, property, plant and equipment includes gross assets under finance leases of $75,435 and $52,729, respectively. Accumulated amortization for finance leases was $37,861 and $31,373 at March 31, 2020 and December 31, 2019, respectively. Amortization expense for assets under finance leases approximated $4,964 and $3,914 for the three months ended March 31, 2020 and 2019, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying Consolidated Statements of Income.
NOTE 11—OTHER ACCRUED LIABILITIES:

	March 31, 2020	December 31, 2019
Subsidence Liability	$96,022	$90,645
Accrued Payroll and Benefits	15,674	21,102
Accrued Interest	9,280	6,281
Accrued Other Taxes	5,407	4,753
Litigation	2,685	2,565
Short-Term Incentive Compensation	1,456	3,997
Other	12,139	9,719
Current Portion of Long-Term Liabilities:
Postretirement Benefits Other than Pensions	31,359	31,833
Asset Retirement Obligations	21,741	21,741
Operating Lease Liability	18,249	19,479
Pneumoconiosis Benefits	12,251	12,331
Workers' Compensation	10,998	11,323
Total Other Accrued Liabilities	$237,261	$235,769

NOTE 12—LONG-TERM DEBT:

	March 31, 2020	December 31, 2019
Debt:
Term Loan B due in September 2024 (Principal of $272,250 and $272,938 less Unamortized Discount of $1,125 and $1,187, 5.49% and 6.30% Weighted Average Interest Rate, respectively)	$271,125	$271,751
11.00% Senior Secured Second Lien Notes due November 2025	178,452	221,628
MEDCO Revenue Bonds in Series due September 2025 at 5.75%	102,865	102,865
Term Loan A due in March 2023 (4.74% and 5.55% Weighted Average Interest Rate, respectively)	85,000	88,750
Other Asset-Backed Financing Arrangements	18,243	9,289
Advance Royalty Commitments (10.78% Weighted Average Interest Rate)	1,895	1,895
Less: Unamortized Debt Issuance Costs	8,966	10,323
	648,614	685,855
Less: Amounts Due in One Year*	43,687	32,053
Long-Term Debt	$604,927	$653,802

* Excludes current portion of Finance Lease Obligations of $23,754 and $18,219 at March 31, 2020 and December 31, 2019, respectively.

In November 2017, CONSOL Energy entered into a revolving credit facility with commitments up to $300 million (the “Revolving Credit Facility”), a Term Loan A Facility of up to $100 million (the “TLA Facility”) and a Term Loan B Facility of up to $400 million (the “TLB Facility”, and together with the Revolving Credit Facility and the TLA Facility, the “Senior Secured Credit Facilities”). On March 28, 2019, the Company amended the Senior Secured Credit Facilities (the “amendment”) to increase the borrowing commitment of the Revolving Credit Facility to $400 million and reallocate the principal amounts outstanding under the TLA Facility and TLB Facility. As a result, the principal amount outstanding under the TLA Facility was $100 million and the principal amount outstanding under the TLB Facility was $275 million. Borrowings under the Company's Senior Secured Credit Facilities bear interest at a floating rate which can be, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) an alternate base rate plus an applicable margin. The applicable margin for the Revolving Credit Facility and TLA Facility depends on the total net leverage ratio, whereas the applicable margin for the TLB Facility is fixed. The amendment reduced the applicable margin by 50 basis points on both the Revolving Credit Facility and the TLA Facility, and by 150 basis points on the TLB Facility. The amendment also extended the maturity dates of the Senior Secured Credit Facilities. The maturity date of the Revolving Credit and TLA Facilities was extended from November 28, 2021 to March 28, 2023. The TLB Facility's maturity date was extended from November 28, 2022 to September 28, 2024. Obligations under the Senior Secured Credit Facilities (Term Loan B and Term Loan A, together with the Revolving Credit Facility, on which there were no outstanding borrowings at March 31, 2020) are guaranteed by (i) all owners of the 75% undivided economic interest in the PAMC held by the Company, (ii) any other members of the Company’s group that own any portion of the collateral securing the Revolving Credit Facility, and (iii) subject to certain customary exceptions and agreed materiality thresholds, all other existing or future direct or indirect wholly-owned restricted subsidiaries of the Company (excluding the Partnership and its wholly-owned subsidiaries). The obligations are secured by, subject to certain exceptions (including a limitation of pledges of equity interests in certain subsidiaries and certain thresholds with respect to real property), a first-priority lien on (i) the Company’s 75% undivided economic interest in the PAMC, (ii) the limited partner units of the Partnership held by the Company, (iii) the equity interests in CONSOL Coal Resources GP LLC held by the Company (iv) the CONSOL Marine Terminal and (v) the 1.5 billion tons of Greenfield Reserves.

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

The Senior Secured Credit Facilities also include (i) a maximum first lien gross leverage ratio, (ii) a maximum total net leverage ratio, and (iii) a minimum fixed charge coverage ratio. CONSOL Energy must maintain a maximum first lien gross leverage ratio covenant of no more than 1.75 to 1.00. The maximum first lien gross leverage ratio is calculated as the ratio of Consolidated First Lien Debt to Consolidated EBITDA, excluding the Partnership. The maximum first lien gross leverage ratio was 1.45 to 1.00 at March 31, 2020. CONSOL Energy must maintain a maximum total net leverage ratio covenant of no more than 2.75 to 1.00. The maximum total net leverage ratio is calculated as the ratio of Consolidated Indebtedness, minus Cash on Hand, to Consolidated EBITDA, excluding the Partnership. The maximum total net leverage ratio was 2.17 to 1.00 at March 31, 2020. Consolidated EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations, non-cash charges related to legacy employee liabilities and gains and losses on debt extinguishment, and includes cash distributions received from the Partnership and subtracts cash payments related to legacy employee liabilities. The facilities also include a minimum fixed charge coverage covenant of no less than 1.10 to 1.00, measured quarterly. The minimum fixed charge coverage ratio is calculated as the ratio of Consolidated EBITDA to Consolidated Fixed Charges, excluding the Partnership. Consolidated Fixed Charges, as used in the covenant calculation, include cash interest payments, cash payments for income taxes, scheduled debt repayments, dividends paid, and Maintenance Capital Expenditures. The minimum fixed charge coverage ratio was 1.27 to 1.00 at March 31, 2020. The Company was in compliance with all of its debt covenants as of March 31, 2020.

The TLB Facility also includes a financial covenant that requires the Company to repay a certain amount of its borrowings under the TLB Facility within ten business days after the date it files its Form 10-K with the Securities and Exchange Commission if the Company has excess cash flow (as defined in the credit agreement for the Senior Secured Credit Facilities) during the year covered by the applicable Form 10-K. During the three months ended March 31, 2019, CONSOL Energy made the required repayment of approximately $110 million based on the amount of the Company's excess cash flow as of December 31, 2018. For fiscal year 2018, such repayment was equal to 75% of the Company's excess cash flow less any voluntary prepayments of its borrowings under the TLB Facility made by the Company during 2018. For all subsequent fiscal years, the required repayment is equal to a certain percentage of the Company’s excess cash flow for such year, ranging from 0% to 75% depending on the Company’s total net leverage ratio, less the amount of certain voluntary prepayments made by the Company, if any, under the TLB Facility during such fiscal year. The amendment reduced the maximum amount of the mandatory annual excess cash flow sweep under the TLB Facility by 25%. Based on the Company's excess cash flow calculation, no repayment was required with respect to the year ended December 31, 2019. As such, as of December 31, 2019, no amount related to the prepayment of the TLB Facility in connection with the excess cash flow requirement has been classified as Current Portion of Long-Term Debt in the Consolidated Balance Sheets. The amount of excess cash flow is a covenant feature only applicable as of the Company's year-end and will be calculated as of December 31, 2020.

At March 31, 2020, the Revolving Credit Facility had no borrowings outstanding and $79,880 of letters of credit outstanding, leaving $320,120 of unused capacity. At December 31, 2019, the Revolving Credit Facility had no borrowings outstanding and $69,588 of letters of credit outstanding, leaving $330,412 of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.

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

During the three months ended March 31, 2020, the Company repurchased $43,176 of its outstanding 11.00% Senior Secured Second Lien Notes due in 2025. During the three months ended March 31, 2019, the Company made a required repayment of approximately $110 million on the TLB Facility (discussed above) and amended the Senior Secured Credit Facilities. The Company also repurchased $7,000 of its outstanding 11.00% Senior Secured Second Lien Notes due in 2025 during the three months ended March 31, 2019. As part of these transactions, $16,833 and $23,143 was included in (Gain) Loss on Debt Extinguishment on the Consolidated Statements of Income for the three months ended March 31, 2020 and 2019, respectively.

The Company is a borrower under two asset-backed financing arrangements related to certain equipment. The equipment, which has an approximate value of $18,243, fully collateralizes the loans. As of March 31, 2020, a total of $14,900 matures in December 2020 and $3,343 matures in September 2024. The loans had a weighted average interest rate of 5.42% and 5.07% at March 31, 2020 and December 31, 2019, respectively.

During the year ended December 31, 2019, the Company entered into interest rate swaps, which effectively converted $150,000 of the TLB Facility's floating interest rate to a fixed interest rate for the twelve months ending December 31, 2020 and 2021, and $50,000 of the TLB Facility's floating interest rate to a fixed interest rate for the twelve months ending December 31, 2022. The interest rate swaps qualify for cash flow hedge accounting treatment and as such, the change in the fair value of the interest rate swaps is recorded on the Company's Consolidated Balance Sheets as an asset or liability. The effective portion of the gains or losses is reported as a component of accumulated other comprehensive loss and the ineffective portion is reported in earnings. At March 31, 2020 and December 31, 2019, the interest rate swap contracts were reflected in the Consolidated Balance Sheets at their fair value of $3,861 and $154, respectively, which is recorded in Other Accrued Liabilities and Other Liabilities. The fair value of the interest rate swaps reflected an unrealized loss of $2,773 (net of $(933) tax) at March 31, 2020. The unrealized loss is included on the Consolidated Statements of Stockholders' Equity as part of accumulated other comprehensive loss, as well as on the Consolidated Statements of Comprehensive Income as unrealized loss on cash flow hedges. Some of the Company's interest rate swaps reached their effective date in the three months ending March 31, 2020. As such, a gain of $4 was recognized in interest expense in the Consolidated Statements of Income. During 2020, notional amounts of $150,000 will become effective. In the next 12 months, the Company expects a loss of approximately $1,667 to be reclassified into earnings.

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

The Company is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes and other claims and actions arising out of the normal course of business. The Company accrues the estimated loss for these lawsuits and claims when the loss is probable and reasonably estimable. The Company’s estimated accruals related to these pending claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of the Company as of March 31, 2020. It is possible that the aggregate loss in the future with respect to these lawsuits and claims could ultimately be material to the Company’s financial position, results of operations or cash flows; however, such amounts cannot be reasonably estimated. The amount claimed against the Company as of March 31, 2020 is disclosed below when an amount is expressly stated in the lawsuit or claim, which is not often the case.

Fitzwater Litigation: Three nonunion retired coal miners have sued Fola Coal Company LLC, Consolidation Coal Company (“CCC”) and CONSOL of Kentucky Inc. (“COK”) (as well as the Company's former parent) in West Virginia Federal Court alleging ERISA violations in the termination of retiree health care benefits. The Plaintiffs contend they relied to their detriment on oral statements and promises of “lifetime health benefits” allegedly made by various members of management during Plaintiffs’ employment and that they were allegedly denied access to Summary Plan Documents that clearly reserved the right to modify or terminate the Retiree Health and Welfare Plan subject to Plaintiffs’ claims. Pursuant to Plaintiffs’ amended complaint filed on April 24, 2017, Plaintiffs request that retiree health benefits be reinstated and seek to represent a class of all nonunion retirees who were associated with AMVEST and COK areas of operation. On October 15, 2019, Plantiffs’ supplemental motion for class certification was denied on all counts. On April 1, 2020, the Court issued a revised scheduling order for the remaining individual claims, setting August 4, 2020 as the trial date. The Company believes it has a meritorious defense and intends to vigorously defend this suit.

Casey Litigation: A class action lawsuit was filed on August 23, 2017 on behalf of two nonunion retired coal miners against CCC, COK, CONSOL Buchanan Mining Co., LLC and Kurt Salvatori in West Virginia Federal Court alleging ERISA violations in the termination of retiree health care benefits. Filed by the same lawyers who filed the Fitzwater litigation, and raising nearly identical claims, the Plaintiffs contend they relied to their detriment on oral promises of “lifetime health benefits” allegedly made by various members of management during Plaintiffs’ employment and that they were not provided with copies of Summary Plan Documents clearly reserving to the Company the right to modify or terminate the Retiree Health and Welfare Plan. Plaintiffs request that retiree health benefits be reinstated for them and their dependents and seek to represent a class of all nonunion retirees of any subsidiary of the Company's former parent that operated or employed individuals in McDowell or Mercer Counties, West Virginia, or Buchanan or Tazewell Counties, Virginia whose retiree welfare benefits were terminated. On December 1, 2017, the trial court judge in Fitzwater signed an order to consolidate Fitzwater with Casey. The Casey complaint was amended on March 1, 2018 to add new plaintiffs, add defendant CONSOL Pennsylvania Coal Company, LLC and eliminate defendant CONSOL Buchanan Mining Co., LLC in an attempt to expand the class of retirees. On October 15, 2019, Plantiffs’ supplemental motion for class certification was denied on all counts. On April 1, 2020, the Court issued a revised scheduling order for the remaining individual claims, setting August 4, 2020 as the trial date. The Company believes it has a meritorious defense and intends to vigorously defend this suit.

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

As part of the separation and distribution, the Company assumed various financial obligations relating to the Coal Business and agreed to reimburse its former parent for certain financial guarantees relating to the Coal Business that its former parent retained following the separation and distribution. Employee-related financial guarantees have primarily been provided to support the United Mine Workers’ of America’s 1992 Benefit Plan and federal black lung and various state workers’ compensation self-insurance programs. Environmental financial guarantees have primarily been provided to support various performance bonds related to reclamation and other environmental issues. Other financial guarantees have been extended to support sales contracts, insurance policies, legal matters, full and timely payments of mining equipment leases, and various other items necessary in the normal course of business.

The following is a summary, as of March 31, 2020, of the financial guarantees, unconditional purchase obligations and letters of credit to certain third parties. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments, or under the separation and distribution agreement to the extent retained by the Company's former parent on behalf of the Coal Business. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credit are recorded as liabilities in the financial statements. The Company’s management believes that these guarantees will expire without being funded, and therefore, the commitments will not have a material adverse effect on the Company’s financial condition.

	Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$64,558	$35,806	$28,752	$—	$—
Environmental	398	398	—	—	—
Other	45,843	40,682	5,161	—	—
Total Letters of Credit	110,799	76,886	33,913	—	—
Surety Bonds:
Employee-Related	87,424	69,889	17,535	—	—
Environmental	527,406	496,365	31,041	—	—
Other	4,125	3,293	832	—	—
Total Surety Bonds	618,955	569,547	49,408	—	—
Guarantees:
Other	14,654	7,348	6,576	398	332
Total Guarantees	14,654	7,348	6,576	398	332
Total Commitments	$744,408	$653,781	$89,897	$398	$332

Included in the above table are commitments and guarantees entered into in conjunction with the sale of Consolidation Coal Company and certain of its subsidiaries, which contain all five of its longwall coal mines in West Virginia and its river operations, to a third party. As part of the separation and distribution, the Company's former parent agreed to indemnify the Company and the Company agreed to indemnify its former parent in each case with respect to guarantees of certain equipment lease obligations that were assumed by the third party. In the event that the third party would default on the obligations defined in the agreements, the Company would be required to perform under the guarantees. If the Company would be required to perform, the stock purchase agreement provides various recourse actions. As of March 31, 2020, the Company has not been required to perform under these guarantees. The equipment lease obligations are collateralized by the underlying assets. The current maximum estimated exposure under these guarantees as of March 31, 2020 and December 31, 2019 is believed to be approximately $20,000. At March 31, 2020 and December 31, 2019, the fair value of these guarantees was $444 and $482, respectively, and is included in Other Accrued Liabilities on the Consolidated Balance Sheets. The fair value of certain of the guarantees was determined using the Company’s risk-adjusted interest rate. Significant increases or decreases in the risk-adjusted interest rates may result in a significantly higher or lower fair value measurement. No other amounts related to financial guarantees and letters of credit are recorded as liabilities in the financial statements. Significant judgment is required in determining the fair value of these guarantees. The guarantees of the leases are classified within Level 3 of the fair value hierarchy.

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

Level Three - Unobservable inputs significant to the fair value measurement supported by little or no market activity. The significant unobservable inputs used in the fair value measurement of the Company’s third-party guarantees are the credit risk of the third-party and the third-party surety bond markets. A significant increase or decrease in these values, in isolation, would have a directionally similar effect resulting in higher or lower fair value measurement of the Company’s Level 3 guarantees.

In those cases when the inputs used to measure fair value meet the definition of more than one level of the fair value hierarchy, the lowest level input that is significant to the fair value measurement in its totality determines the applicable level in the fair value hierarchy.

The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at			Fair Value Measurements at
	March 31, 2020			December 31, 2019
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Lease Guarantees	$—	$—	$(444)	$—	$—	$(482)
Derivatives (1)	$—	$(3,861)	$—	$—	$(154)	$—

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

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt	$657,580	$447,291	$696,178	$642,018

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

Industry segment results for the three months ended March 31, 2020 are:

	PAMC	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$255,452	$—	$—	$255,452	(A)
Terminal Revenue	—	16,501	—	16,501
Freight Revenue	3,147	—	—	3,147
Total Revenue and Freight	$258,599	$16,501	$—	$275,100
Earnings (Loss) Before Income Tax	$10,875	$(6,492)	$—	$4,383
Segment Assets	$1,949,655	$703,813	$—	$2,653,468
Depreciation, Depletion and Amortization	$48,418	$6,525	$—	$54,943
Capital Expenditures	$20,692	$6,486	$—	$27,178

Industry segment results for the three months ended March 31, 2019 are:

	PAMC	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$332,502	$—	$—	$332,502	(A)
Terminal Revenue	—	17,818	—	17,818
Freight Revenue	6,662	—	—	6,662
Total Revenue and Freight	$339,164	$17,818	$—	$356,982
Earnings (Loss) Before Income Tax	$64,698	$(45,245)	$—	$19,453
Segment Assets	$1,992,549	$774,492	$—	$2,767,041
Depreciation, Depletion and Amortization	$44,868	$5,856	$—	$50,724
Capital Expenditures	$32,372	$1,799	$—	$34,171

(A)	For the three months ended March 31, 2020 and 2019, the PAMC segment had revenues from the following customers, each comprising over 10% of the Company’s total sales:

	Three Months Ended March 31,
	2020	2019
Customer A	$38,908	$61,872
Customer B	$104,354	$123,118
Customer C	$35,683	$41,866

Reconciliation of Segment Information to Consolidated Amounts:

Total Assets:

	March 31,
	2020	2019
Segment Assets for Total Reportable Business Segments	$1,949,655	$1,992,549
Segment Assets for All Other Business Segments	509,657	510,583
Items Excluded from Segment Assets:
Cash and Other Investments	91,731	186,295
Deferred Tax Assets	102,425	77,614
Total Consolidated Assets	$2,653,468	$2,767,041

NOTE 16—ADDITIONAL INFORMATION WITH RESPECT TO UNRESTRICTED SUBSIDIARIES:

Under the terms of the Indenture and Senior Secured Credit Facilities, CONSOL Energy has designated certain of its subsidiaries as “Unrestricted Subsidiaries”. The current Unrestricted Subsidiaries are the Partnership and its subsidiaries and the SPV. CONSOL Energy is required under the terms of the Indenture and the Senior Secured Credit Facilities to present additional information that reflects the financial condition and results of operations of the Company and its Restricted Subsidiaries separate from the financial condition and results of operations of the Company's Unrestricted Subsidiaries for the periods presented. This additional information is below.

Income Statement for the Three Months Ended March 31, 2020 (unaudited):

	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated
Revenue and Other Income:
Coal Revenue	$191,589	$63,863	$255,452
Terminal Revenue	16,501	—	16,501
Freight Revenue	2,360	787	3,147
Miscellaneous Other Income	3,863	12,307	16,170
Loss on Sale of Assets	(14)	—	(14)
Total Revenue and Other Income	214,299	76,957	291,256
Costs and Expenses:
Operating and Other Costs	163,592	48,683	212,275
Depreciation, Depletion and Amortization	43,015	11,928	54,943
Freight Expense	2,360	787	3,147
Selling, General and Administrative Costs	13,624	4,046	17,670
Gain on Debt Extinguishment	(16,833)	—	(16,833)
Interest Expense, net	13,516	2,155	15,671
Total Costs and Expenses	219,274	67,599	286,873
(Loss) Earnings Before Income Tax	(4,975)	9,358	4,383
Income Tax Expense	1,908	—	1,908
Net (Loss) Income	(6,883)	9,358	2,475
Less: Net Income Attributable to Noncontrolling Interest	108	—	108
Net (Loss) Income Attributable to CONSOL Energy Inc. Shareholders	$(6,991)	$9,358	$2,367

Balance Sheet at March 31, 2020 (unaudited):

	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$77,896	$270	$78,166
Restricted Cash	—	661	661
Accounts and Notes Receivable
Trade Receivables, net of Allowance	—	113,098	113,098
Other Receivables, net of Allowance	31,654	2,224	33,878
Inventories	44,852	13,786	58,638
Prepaid Expenses and Other Assets	21,931	4,371	26,302
Total Current Assets	176,333	134,410	310,743
Property, Plant and Equipment:
Property, Plant and Equipment	4,059,878	993,820	5,053,698
Less-Accumulated Depreciation, Depletion and Amortization	2,382,961	582,942	2,965,903
Property, Plant and Equipment - Net	1,676,917	410,878	2,087,795
Other Assets:
Deferred Income Taxes	102,425	—	102,425
Right of Use Asset - Operating Leases	53,268	14,519	67,787
Other, net of Allowance	71,277	13,441	84,718
Total Other Assets	226,970	27,960	254,930
TOTAL ASSETS	$2,080,220	$573,248	$2,653,468
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$65,078	$24,478	$89,556
Accounts (Recoverable) Payable - Related Parties	(4,279)	4,279	—
Current Portion of Long-Term Debt	58,529	8,912	67,441
Other Accrued Liabilities	197,677	39,584	237,261
Total Current Liabilities	317,005	77,253	394,258
Long-Term Debt:
Long-Term Debt	452,472	152,455	604,927
Finance Lease Obligations	16,867	5,075	21,942
Total Long-Term Debt	469,339	157,530	626,869
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	429,085	—	429,085
Pneumoconiosis Benefits	195,449	6,269	201,718
Asset Retirement Obligations	243,837	10,968	254,805
Workers' Compensation	57,313	3,648	60,961
Salary Retirement	44,439	—	44,439
Operating Lease Liability	42,039	10,936	52,975
Other	16,445	823	17,268
Total Deferred Credits and Other Liabilities	1,028,607	32,644	1,061,251
TOTAL LIABILITIES	1,814,951	267,427	2,082,378
Total CONSOL Energy Inc. Stockholders’ Equity	133,584	305,821	439,405
Noncontrolling Interest	131,685	—	131,685
TOTAL LIABILITIES AND EQUITY	$2,080,220	$573,248	$2,653,468

Income Statement for the Three Months Ended March 31, 2019 (unaudited):

	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated
Revenue and Other Income:
Coal Revenue	$249,376	$83,126	$332,502
Terminal Revenue	17,818	—	17,818
Freight Revenue	4,997	1,665	6,662
Miscellaneous Other Income	11,981	1,311	13,292
Gain on Sale of Assets	334	5	339
Total Revenue and Other Income	284,506	86,107	370,613
Costs and Expenses:
Operating and Other Costs	177,603	52,509	230,112
Depreciation, Depletion and Amortization	39,507	11,217	50,724
Freight Expense	4,997	1,665	6,662
Selling, General and Administrative Costs	17,363	4,560	21,923
Loss on Debt Extinguishment	23,143	—	23,143
Interest Expense, net	17,245	1,351	18,596
Total Costs and Expenses	279,858	71,302	351,160
Earnings Before Income Tax	4,648	14,805	19,453
Income Tax Benefit	(850)	—	(850)
Net Income	5,498	14,805	20,303
Less: Net Income Attributable to Noncontrolling Interest	5,868	—	5,868
Net (Loss) Income Attributable to CONSOL Energy Inc. Shareholders	$(370)	$14,805	$14,435

Balance Sheet at December 31, 2019:

	Company and Restricted Subsidiaries	Unrestricted Subsidiaries	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$79,717	$576	$80,293
Accounts and Notes Receivable
Trade Receivables, net of Allowance	—	131,688	131,688
Other Receivables, net of Allowance	39,412	1,572	40,984
Inventories	41,478	12,653	54,131
Prepaid Expenses and Other Assets	25,181	5,752	30,933
Total Current Assets	185,788	152,241	338,029
Property, Plant and Equipment:
Property, Plant and Equipment	4,023,282	984,898	5,008,180
Less-Accumulated Depreciation, Depletion and Amortization	2,344,777	571,238	2,916,015
Property, Plant and Equipment - Net	1,678,505	413,660	2,092,165
Other Assets:
Deferred Income Taxes	103,505	—	103,505
Right of Use Asset - Operating Leases	56,937	15,695	72,632
Other, net of Allowance	74,015	13,456	87,471
Total Other Assets	234,457	29,151	263,608
TOTAL ASSETS	$2,098,750	$595,052	$2,693,802
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$79,140	$27,083	$106,223
Accounts (Recoverable) Payable - Related Parties	(1,419)	1,419	—
Current Portion of Long-Term Debt	45,020	5,252	50,272
Other Accrued Liabilities	196,314	39,455	235,769
Total Current Liabilities	319,055	73,209	392,264
Long-Term Debt:
Long-Term Debt	505,646	148,156	653,802
Finance Lease Obligations	7,391	1,645	9,036
Total Long-Term Debt	513,037	149,801	662,838
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	432,496	—	432,496
Pneumoconiosis Benefits	196,114	6,028	202,142
Asset Retirement Obligations	239,410	10,801	250,211
Workers' Compensation	57,583	3,611	61,194
Salary Retirement	49,930	—	49,930
Operating Lease Liability	43,906	11,507	55,413
Other	14,134	785	14,919
Total Deferred Credits and Other Liabilities	1,033,573	32,732	1,066,305
TOTAL LIABILITIES	1,865,665	255,742	2,121,407
Total CONSOL Energy Inc. Stockholders’ Equity	95,889	339,310	435,199
Noncontrolling Interest	137,196	—	137,196
TOTAL LIABILITIES AND EQUITY	$2,098,750	$595,052	$2,693,802

NOTE 17—RELATED PARTY TRANSACTIONS:

Transactions with the Company's Former Parent (2017)

Transition Services Agreements

The Company entered into a transition services agreement (“TSA”) and certain other agreements in connection with the separation and distribution agreement with its former parent to cover certain continued corporate services provided by the Company and its former parent to each other following the completion of the separation and distribution. In connection with the separation and distribution, the Company began to set up its own corporate functions, and pursuant to the TSA, the Company's former parent provided various corporate support services, including certain accounting, human resources, information technology, office and building, risk, security, tax and treasury, building security and tax services, as well as certain regulatory compliance services required during the period in which the Company remained a majority-owned subsidiary of its former parent. The TSA expired in February 2019. The charges associated with these services were not material during the three months ended March 31, 2019, and were consistent with expenses that the Company's former parent had historically allocated or incurred with respect to such services.

Former Parent Receivables and Payables

The Company had a receivable from its former parent of $6,791 at December 31, 2019, which was recorded in Other Receivables on the Consolidated Balance Sheets. The balance of this receivable was collected during the three months ended March 31, 2020. This receivable relates to reimbursements per the terms of the separation and distribution agreement.

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

On March 28, 2019, the Affiliated Company Credit Agreement was amended to extend the maturity date from February 27, 2023 to December 28, 2024. Interest accrues at a rate ranging from 3.75% to 4.75%, subject to the Partnership's net leverage ratio. For the three months ended March 31, 2020 and 2019, $2,114 and $1,796 of interest was incurred under the Affiliated Company Credit Agreement, respectively. The collateral obligations under the Affiliated Company Credit Agreement generally mirror the Original CCR Credit Facility, as does the list of entities that will act as guarantors thereunder. The Affiliated Company Credit Agreement is subject to financial covenants relating to a maximum first lien gross leverage ratio and a maximum total net leverage ratio, which will be calculated on a consolidated basis for the Partnership and its restricted subsidiaries at the end of each fiscal quarter. The Partnership was in compliance with each of these financial covenants at March 31, 2020. The Affiliated Company Credit Agreement also contains a number of customary affirmative covenants and negative covenants, including limitations on the ability of the Partnership to incur additional indebtedness, grant liens, and make investments, acquisitions, dispositions, restricted payments, and prepayments of junior indebtedness (subject to certain limited exceptions).

CCR is a party to a number of other agreements with CONSOL Energy, or its subsidiaries, that are described in detail in the section titled “Agreements with Affiliates” in Item 13 of CCR’s Form 10-K filed on February 14, 2020.

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

Charges for services from the Company to CCR include the following:

	For the Three Months Ended March 31,
	2020	2019
Operating and Other Costs	$853	$763
Selling, General and Administrative Costs	2,793	3,056
Total Services from CONSOL Energy	$3,646	$3,819

Operating and Other Costs include pension service costs and insurance expenses. Selling, General and Administrative Costs include charges for incentive compensation, an annual administrative support fee and reimbursement for the provision of certain management and operating services provided by the Company.

At March 31, 2020 and December 31, 2019, CCR had a net payable to the Company in the amount of $4,279 and $1,419, respectively. This payable includes reimbursements for business expenses, executive fees, stock-based compensation and other items under the Omnibus Agreement.

In May 2019, CONSOL Energy Inc.'s Board of Directors approved an expansion of the stock, unit and debt repurchase program (see Note 18 - Stock, Unit and Debt Repurchases). The program expansion allows the Company to use up to $50 million of the program to purchase CCR's outstanding common units in the open market. None of the Partnership's common units were purchased under this program during the three months ended March 31, 2020 and 2019.

NOTE 18—STOCK, UNIT AND DEBT REPURCHASES:

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

During the three months ended March 31, 2020 and 2019, the Company repurchased approximately $43,176 and $7,000 of its 11.00% Senior Secured Second Lien Notes due 2025, respectively. No common shares were repurchased and no common Partnership units were purchased under this program during the three months ended March 31, 2020 and 2019.

NOTE 19—SUBSEQUENT EVENTS:

On April 23, 2020, the Board of Directors of CCR's general partner made the decision to temporarily suspend the quarterly cash distributions to all of CCR's unitholders due to the ongoing uncertainty in the commodity markets driven by the COVID-19 pandemic-related demand decline.

On May 8, 2020, CONSOL Energy Inc.'s Board of Directors approved an expansion of the stock, unit and debt repurchase program. The aggregate amount of the program's expansion is $70 million, bringing the total amount of the Company's stock, unit and debt repurchase program to $270 million. The Company's Board of Directors also approved extending the termination date of the program, from June 30, 2020 to June 30, 2022. The program's available capacity as of May 11, 2020 is $100,622.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in conjunction with the Consolidated Financial Statements and corresponding notes included elsewhere in this Form 10-Q. In addition, this Form 10-Q report should be read in conjunction with the Consolidated Financial Statements for the three-year period ended December 31, 2019 included in CONSOL Energy Inc.'s Form 10-K, filed on February 14, 2020. This MD&A contains forward-looking statements and the matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those projected or implied in the forward-looking statements. Please see “Risk Factors” and “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

All amounts discussed are in millions of U.S. dollars, unless otherwise indicated.

COVID-19 Update

The Company is monitoring the impact of the COVID-19 pandemic (“COVID-19”) and has taken, and will continue to take, steps to mitigate the potential risks and impact on the Company and its employees. The health and safety of our employees is paramount, and we have taken, and will continue to take, various precautions to minimize risks from COVID-19. In response to two employees testing positive for COVID-19, the Company temporarily curtailed production at the Bailey Mine for two weeks at the end of March. The Company continues to monitor the health and safety of its employees closely in order to limit potential risks to our employees, contractors, family members and the community.

We are considered a critical infrastructure company by the U.S. Department of Homeland Security. As a result, we are exempt from Pennsylvania Governor Tom Wolf's executive order closing all businesses that are not life sustaining. The unprecedented decline in coal demand that began in the first quarter is continuing into the second quarter of 2020 driven by widespread government-imposed lockdowns caused by COVID-19. In response to the decline in demand for our coal as a result of COVID-19, we announced on April 14, 2020 that we temporarily idled production at the Enlow Fork Mine. This decline in coal demand has negatively impacted our operational, sales and financial performances year-to-date and we expect that this negative impact will continue as the pandemic continues.

It is not clear how long the government-imposed shut-downs of non-essential businesses in the United States and abroad will last, and there is a possibility that such shut-downs may be re-imposed after being lifted if COVID-19 experiences a resurgence. We expect that depressed domestic and international demand for our coal will continue for so long as there are widespread, government-imposed shut-downs of business activity. Additionally, some of our customers have already attempted, and may in the future attempt, to invoke force majeure or similar provisions in the contracts they have in place with us in order to avoid taking possession of and paying us for our coal that they are contractually obligated to purchase. Sustained decrease in demand for our coal and the failure of our customers to purchase coal from us that they are obligated to purchase pursuant to existing contracts would have a material adverse effect on our results of operations and financial condition. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. While we expect this matter to negatively impact our results of operations, cash flows and financial condition, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact on the Company cannot be reasonably estimated at this time. The Company will continue to take steps it believes are appropriate to mitigate the impacts of COVID-19 on its operations, liquidity and financial condition.

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

Our operations, including the PAMC and the CONSOL Marine Terminal, have consistently generated strong cash flows. As of December 31, 2019, the PAMC controls 669.4 million tons of high-quality Pittsburgh seam reserves, enough to allow for approximately 23.5 years of full-capacity production. In addition, we own or control approximately 1.5 billion tons of Greenfield Reserves located in the Northern Appalachian (“NAPP”), the Central Appalachian (“CAPP”) and the Illinois Basins (“ILB”), which we believe provide future growth and monetization opportunities. Our vision is to maximize cash flow generation through the safe, compliant, and efficient operation of this core asset base, while strategically reducing debt, returning capital through share buybacks or dividends, and, when prudent, allocating capital toward compelling growth opportunities.

Our core businesses consist of our:

•
Pennsylvania Mining Complex: The PAMC, which includes the Bailey Mine, the Enlow Fork Mine, the Harvey Mine and the Central Preparation Plant, has extensive high-quality coal reserves. We mine our reserves from the Pittsburgh No. 8 Coal Seam, which is a large contiguous formation of high-Btu coal that is ideal for high productivity, low-cost longwall operations. The design of the PAMC is optimized to produce large quantities of coal on a cost-efficient basis. We are able to sustain high production volumes at comparatively low operating costs due to, among other things, our technologically advanced longwall mining systems, logistics infrastructure and safety. All of the PAMC mines utilize longwall mining, which is a highly automated underground mining technique that produces large volumes of coal at lower costs compared to other underground mining methods. We own a 75% undivided interest in the PAMC, and the remaining 25% is owned by CCR, as discussed below.

•
CCR Ownership: CONSOL Energy owns, directly or indirectly, through CCR's general partner, 61.4% of the partnership, which is comprised of a 1.7% general partner interest and a 59.7% limited partner interest. At March 31, 2020, CCR's assets included a 25% undivided interest in, and full operational control over, the PAMC.

•
CONSOL Marine Terminal: Through our subsidiary CONSOL Marine Terminals LLC, we provide coal export terminal services through the Port of Baltimore. The terminal can either store coal or load coal directly into vessels from rail cars. It is also the only major east coast United States coal terminal served by two railroads, Norfolk Southern Corporation and CSX Transportation Inc.

•
Itmann Mine: Construction of the Itmann Mine, located in Wyoming County, West Virginia, began in the second half of 2019. Full production from the mine is expected upon completion of a new preparation plant, and could begin by the end of 2021, depending on market conditions. When fully operational, the Company anticipates approximately 900 thousand tons per year of high-quality, low-vol coking coal capacity.

•	Greenfield Reserves: We own approximately 1.5 billion tons of high-quality, undeveloped coal reserves located in NAPP, CAPP and the ILB.

These assets and the diverse markets they serve provide robust flexibility for generating cash across a wide variety of demand and pricing scenarios. This flexibility begins with the low-cost structure and optionality afforded by the PAMC. The three mines at the PAMC, which include the Bailey, Enlow Fork and Harvey mines, produce coal from the Pittsburgh No. 8 Coal Seam using longwall mining, a highly automated underground mining technique that produces large volumes of coal at lower costs compared to alternative mining methods. These three mines collectively operate five longwalls, and the production from all three mines is processed at a single, centralized preparation plant, which is connected via conveyor belts to each mine. The Central Preparation Plant, which can clean and process up to 8,200 raw tons of coal per hour, provides economies of scale while also maintaining the ability to segregate and blend coal based on quality. This infrastructure enables us to tailor our production levels and quality specifications to meet market demands. It also results in a highly productive, low-cost operation as compared to other NAPP coal mines. In 2019, the PAMC operated three of the top four most productive longwall mines in NAPP. For the year ending December 31, 2019, productivity averaged 7.10 tons of coal per employee hour, compared with an average of 5.28 tons per employee hour for all other currently-operating NAPP longwalls. Our high productivity helps drive a low cost structure. Our efficiency strengthens our margins throughout the commodity cycle, and has allowed us to continue to generate positive margins even in challenging pricing environments.

Coal from the PAMC is versatile in that it can be sold either domestically or abroad, in the thermal coal market or as a crossover product in the high-volatile metallurgical coal market. We have a well-established and diverse customer base, comprised primarily of domestic electric-power-producing companies located in the eastern United States. For 2020 and 2021, our contracted position, as of May 11, 2020, is at 98% and 44%, respectively, assuming annual production of 26 million tons. We believe our committed and contracted position is well-balanced and provides diversification benefits.

Q1 2020 Highlights:

•	Net income of $2.5 million

•	Repurchased $43.2 million of the Company's 11.00% Senior Secured Second Lien Notes due 2025 during the quarter

•	Successfully amended and extended the term of the Company's accounts receivable securitization facility while maintaining the borrowing capacity and interest rate

•	Raised $16.3 million through an equipment finance lease transaction and added an additional $20.0 million commitment for future financing needs

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

These non-GAAP financial measures should not be considered an alternative to total costs, net income, operating cash flow or any other measure of financial performance or liquidity presented in accordance with GAAP. These measures exclude some, but not all, items that affect net income or net cash, and these measures and the way we calculate them may vary from those of other companies. As a result, the items presented below may not be comparable to similarly titled measures of other companies.

Reconciliation of Non-GAAP Financial Measures

We evaluate our cost of coal sold and cash cost of coal sold on an aggregate basis. We define cost of coal sold as operating and other production costs related to produced tons sold, along with changes in coal inventory, both in volumes and carrying values. The cost of coal sold includes items such as direct operating costs, royalty and production taxes, direct administration costs, and depreciation, depletion and amortization costs on production assets. Our costs exclude any indirect costs, such as selling, general and administrative costs, freight expenses, interest expenses, depreciation, depletion and amortization costs on non-production assets and other costs not directly attributable to the production of coal. The cash cost of coal sold includes cost of coal sold less depreciation, depletion and amortization costs on production assets. The GAAP measure most directly comparable to cost of coal sold and cash cost of coal sold is total costs and expenses.

The following table presents a reconciliation of cost of coal sold and cash cost of coal sold to total costs and expenses, the most directly comparable GAAP financial measure, on a historical basis, for each of the periods indicated (in thousands).

	Three Months Ended March 31,
	2020	2019
Total Costs and Expenses	$286,873	$351,160
Freight Expense	(3,147)	(6,662)
Selling, General and Administrative Costs	(17,670)	(21,923)
Gain (Loss) on Debt Extinguishment	16,833	(23,143)
Interest Expense, net	(15,671)	(18,596)
Other Costs (Non-Production)	(20,882)	(30,793)
Depreciation, Depletion and Amortization (Non-Production)	(9,363)	(8,165)
Cost of Coal Sold	$236,973	$241,878
Depreciation, Depletion and Amortization (Production)	(45,580)	(42,559)
Cash Cost of Coal Sold	$191,393	$199,319

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

	Three Months Ended March 31,
	2020	2019
Total Coal Revenue	$255,452	$332,502
Operating and Other Costs	212,275	230,112
Less: Other Costs (Non-Production)	(20,882)	(30,793)
Total Cash Cost of Coal Sold	191,393	199,319
Add: Depreciation, Depletion and Amortization	54,943	50,724
Less: Depreciation, Depletion and Amortization (Non-Production)	(9,363)	(8,165)
Total Cost of Coal Sold	$236,973	$241,878
Total Tons Sold (in millions)	5.9	6.7
Average Revenue per Ton Sold	$43.16	$49.38
Average Cash Cost of Coal Sold per Ton	32.41	29.71
Depreciation, Depletion and Amortization Costs per Ton Sold	7.63	6.21
Average Cost of Coal Sold per Ton	40.04	35.92
Average Margin per Ton Sold	3.12	13.46
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	7.63	6.21
Average Cash Margin per Ton Sold	$10.75	$19.67

Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019

Net Income Attributable to CONSOL Energy Inc. Shareholders

CONSOL Energy reported net income attributable to CONSOL Energy Inc. shareholders of $2 million for the three months ended March 31, 2020, compared to net income attributable to CONSOL Energy Inc. shareholders of $14 million for the three months ended March 31, 2019.

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

The PAMC division had earnings before income tax of $11 million for the three months ended March 31, 2020, compared to earnings before income tax of $64 million for the three months ended March 31, 2019. Variances are discussed below.

	For the Three Months Ended
	March 31,
(in millions)	2020	2019	Variance
Revenue:
Coal Revenue	$255	$333	$(78)
Freight Revenue	3	7	(4)
Miscellaneous Other Income	11	5	6
Total Revenue and Other Income	269	345	(76)
Cost of Coal Sold:
Operating Costs	191	199	(8)
Depreciation, Depletion and Amortization	46	43	3
Total Cost of Coal Sold	237	242	(5)
Other Costs:
Other Costs	1	9	(8)
Depreciation, Depletion and Amortization	3	2	1
Total Other Costs	4	11	(7)
Freight Expense	3	7	(4)
Selling, General and Administrative Costs	14	21	(7)
Total Costs and Expenses	258	281	(23)
Earnings Before Income Tax	$11	$64	$(53)

Coal Production

The table below presents total tons produced (in thousands) from the Pennsylvania Mining Complex for the periods indicated:

	For the Three Months Ended March 31,
Mine	2020	2019	Variance
Bailey	2,804	2,947	(143)
Enlow Fork	2,375	2,830	(455)
Harvey	795	1,072	(277)
Total	5,974	6,849	(875)

Coal production was 6.0 million tons for the three months ended March 31, 2020, compared to 6.8 million tons for the three months ended March 31, 2019. The PAMC division's coal production decreased mainly in response to weakened customer demand as a result of a warmer than normal winter, followed by a decline in global demand due to the COVID-19 pandemic and, in response, the widespread government-imposed shut-downs, which have significantly reduced electricity consumption and, therefore, demand for the Company's coal.

Coal Operations

The PAMC division's coal revenue and cost components on a per unit basis for the three months ended March 31, 2020 and 2019 are detailed in the table below. The PAMC division's operations also include various costs such as selling, general and administrative, freight and other costs not included in the unit cost analysis because these costs are not directly associated with coal production.

	For the Three Months Ended March 31,
	2020	2019	Variance
Total Tons Sold (in millions)	5.9	6.7	(0.8)
Average Revenue per Ton Sold	$43.16	$49.38	$(6.22)

Average Cash Cost of Coal Sold per Ton (1)	$32.41	$29.71	$2.70
Depreciation, Depletion and Amortization Costs per Ton Sold (Non-Cash Cost)	7.63	6.21	1.42
Average Cost of Coal Sold per Ton (1)	$40.04	$35.92	$4.12
Average Margin per Ton Sold	$3.12	$13.46	$(10.34)
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	7.63	6.21	1.42
Average Cash Margin per Ton Sold (1)	$10.75	$19.67	$(8.92)
(1) Average cash cost of coal sold per ton and average cost of coal sold per ton are non-GAAP measures and average cash margin per ton sold is an operating ratio derived from non-GAAP measures. See “How We Evaluate Our Operations - Reconciliation of Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to the most directly comparable GAAP measures.

Coal Revenue

Coal revenue was $255 million for the three months ended March 31, 2020, compared to $333 million for the three months ended March 31, 2019. Total tons sold decreased in the period-to-period comparison in response to weakened customer demand due to a warmer than normal winter followed by the COVID-19 pandemic and, in response, the widespread government-imposed shut-downs, which have significantly reduced electricity consumption and, therefore, demand for the Company's coal. The decrease in customer demand resulted in lower pricing received on netback contracts and export sales.

Freight Revenue and Freight Expense

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services. Freight revenue is completely offset by freight expense. Freight revenue and freight expense were both $3 million for the three months ended March 31, 2020, compared to $7 million for the three months ended March 31, 2019. The $4 million decrease was due to decreased shipments to customers where the Company was contractually obligated to provide transportation services.

Miscellaneous Other Income

Miscellaneous other income was $11 million for the three months ended March 31, 2020, compared to $5 million for the three months ended March 31, 2019. The $6 million increase was primarily the result of additional customer contract buyouts in the three months ended March 31, 2020, offset, in part, by a decrease in sales of externally purchased coal to blend and resell. These contract buyouts involved the negotiation of early terminations of several customer contracts in exchange for payment of certain fees to the Company.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. The costs of coal sold include items such as direct operating costs, royalties and production taxes, direct administration costs and depreciation, depletion, and amortization costs on production assets. Total cost of coal sold was $237 million for the three months ended March 31, 2020, or $5 million lower than the $242 million for the three months ended March 31, 2019. Average cost of coal sold per ton was $40.04 for the three months ended March 31, 2020, compared to $35.92 for the three months ended March 31, 2019. The decrease in the total cost of coal sold was primarily driven by decreased production-related expenses, as less coal was mined in response to weakened commodity markets. This was partially offset by an increase in subsidence expense, primarily due to the timing and nature of the properties undermined. On a per unit basis, the decreased production and higher subsidence costs resulted in an overall increase in the average cost of coal sold per ton.

Other Costs

Other costs include items that are assigned to the PAMC division but are not included in unit costs, such as coal reserve holding costs and purchased coal costs. Total other costs decreased $7 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The decrease was primarily attributable to a reduction in costs related to externally purchased coal to blend and resell.

Selling, General, and Administrative Costs

The amount of selling, general and administrative costs related to the PAMC division was $14 million for the three months ended March 31, 2020, compared to $21 million for the three months ended March 31, 2019. The $7 million decrease in the period-to-period comparison was primarily related to accelerated non-cash amortization recorded in the three months ended March 31, 2019 for retiree-eligible employees who received awards under the Company's Performance Incentive Plan, and lower short-term incentive compensation earned in the three months ended March 31, 2020.

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

Other business activities had a loss before income tax of $7 million for the three months ended March 31, 2020, compared to a loss before income tax of $45 million for the three months ended March 31, 2019. Variances are discussed below.

	For the Three Months Ended
	March 31,
(in millions)	2020	2019	Variance
Revenue:
Terminal Revenue	$17	$18	$(1)
Miscellaneous Other Income	5	8	(3)
Total Revenue and Other Income	22	26	(4)
Other Costs and Expenses:
Operating and Other Costs	20	22	(2)
Depreciation, Depletion and Amortization	6	6	—
Selling, General and Administrative Costs	4	1	3
(Gain) Loss on Debt Extinguishment	(17)	23	(40)
Interest Expense, net	16	19	(3)
Total Other Costs and Expenses	29	71	(42)
Loss Before Income Tax	$(7)	$(45)	$38

Terminal Revenue

Terminal revenue consists of sales from the CONSOL Marine Terminal, which is located in the Port of Baltimore, Maryland and provides access to international coal markets. CONSOL Marine Terminal revenue was $17 million for the three months ended March 31, 2020, compared to $18 million for the three months ended March 31, 2019. The $1 million decrease in the period-to-period comparison was primarily attributable to a decrease in revenues associated with throughput tons not covered by the Company's take-or-pay contract.

Miscellaneous Other Income

Miscellaneous other income was $5 million for the three months ended March 31, 2020, compared to $8 million for the three months ended March 31, 2019. The change is due to the following items:

	For the Three Months Ended March 31,
(in millions)	2020	2019	Variance
Royalty Income - Non-Operated Coal	$5	$6	$(1)
Property Easements and Option Income	—	1	(1)
Rental Income	—	1	(1)
Total Miscellaneous Other Income	$5	$8	$(3)

Operating and Other Costs

Operating and other costs were $20 million for the three months ended March 31, 2020, compared to $22 million for the three months ended March 31, 2019. Operating and other costs decreased in the period-to-period comparison due to the following items:

	For the Three Months Ended March 31,
(in millions)	2020	2019	Variance
Terminal Operating Costs	$5	$6	$(1)
Employee-Related Legacy Liability Expense	7	9	(2)
Coal Reserve Holding Costs	1	1	—
Closed and Idle Mines	1	1	—
Litigation Expense	—	3	(3)
Other	6	2	4
Total Operating and Other Costs	$20	$22	$(2)

Depreciation, Depletion and Amortization

There were no material changes in depreciation, depletion and amortization costs in the period-to-period comparison.

Selling, General and Administrative Costs

Selling, general and administrative costs are allocated to the Company's Other division based on a percentage of total revenue, a percentage of total projected capital expenditures and a percentage of resources utilized. The increase of $3 million is a result of increases in the portion of selling, general and administrative expenses allocated to the Other division due to increased activity in the most recent quarter at the Itmann Mine and other business development activities, such as coal-to-products development.

(Gain) Loss on Debt Extinguishment

Gain on debt extinguishment of $17 million was recognized in the three months ended March 31, 2020 due to the open market repurchases of the Company's 11.00% Senior Secured Second Lien Notes due 2025, which traded well below par value.

Loss on debt extinguishment of $23 million was recognized in the three months ended March 31, 2019 due to the open market repurchases of the Company's 11.00% Senior Secured Second Lien Notes due 2025, the $110 million required repayment on the Term Loan B Facility, and the refinancing of the Company's Revolving Credit Facility, Term Loan A Facility and Term Loan B Facility. See Note 12 - Long-Term Debt in the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information.

Interest Expense, net

Interest expense, net of amounts capitalized, is comprised of interest on the Company's Senior Secured Credit Facilities, the 11.00% Senior Secured Second Lien Notes due 2025 and the 5.75% MEDCO Revenue Bonds. Interest expense, net of amounts capitalized, decreased $3 million in the period-to-period comparison, primarily related to the $110 million required repayment on the Term Loan B Facility, as well as the refinancing of the Company's Revolving Credit Facility, Term Loan A Facility and Term Loan B Facility, both of which occurred during the first quarter of 2019. The decrease is also attributable to repurchases of the Company's 11.00% Senior Secured Second Lien Notes due 2025 during the three months ended March 31, 2020 and 2019, totaling approximately $43 million and $7 million, respectively (see Note 18 - Stock, Unit and Debt Repurchases in the Notes to the Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).

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

The demand for coal experienced unprecedented decline starting at the end of the quarter ended March 31, 2020, and the unprecedented decline in coal demand is continuing into the second quarter of 2020 driven by widespread government-imposed lockdowns caused by the COVID-19 pandemic. This decline in coal demand has negatively impacted our operational, sales and financial performances year-to-date and we expect that this negative impact will continue as the pandemic continues. During the quarter, the Company completed a number of liquidity-enhancing transactions that boosted liquidity despite a large drop in organic free cash flow versus the year-ago period. We closed on the refinancing of a shield rebuild through a finance lease transaction, which generated cash proceeds of $16.3 million, secured a commitment to provide $20.0 million for future equipment financing needs, and successfully amended and extended our accounts receivable securitization facility, as discussed below. During the quarter, the Company spent $25.5 million to retire $43.2 million of its 11.00% Senior Secured Second Lien Notes, which continued to trade well below par value. Furthermore, in the quarter, we made repayments of $4.9 million, $3.8 million and $0.7 million on our finance leases, Term Loan A Facility and Term Loan B Facility, respectively. This brings our total debt repayment in the quarter to $52.6 million, before accounting for the refinanced shield rebuild (discussed above). As of March 31, 2020, our total liquidity was $398.1 million, including $78.0 million of cash and cash equivalents. Our $400.0 million revolving credit facility has no borrowings and is currently only used for providing letters of credit with $79.9 million issued.

It is not clear how long the government-imposed shut-downs of non-essential businesses in the United States and abroad will last, and there is a possibility that such shut-downs may be re-imposed after being lifted if COVID-19 experiences a resurgence. We expect that depressed demand for our coal will continue for so long as there is a widespread, government-imposed shut-down of business activity. Additionally, some of our customers have already attempted, and may in the future attempt, to invoke force majeure or similar provisions in the contracts they have in place with us in order to avoid taking possession of and paying us for our coal that they are contractually obligated to purchase. Sustained decrease in demand for our coal and the failure of our customers to purchase coal from us that they are obligated to purchase pursuant to existing contracts would have a material adverse effect on our results of operations and financial condition. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. While we expect this matter to negatively impact our results of operations, cash flows and financial condition, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time. The Company will continue to take the appropriate steps to mitigate the impact on the Company's operations, liquidity and financial condition.

In March 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law. The CARES Act has various liquidity boosting provisions that affect the Company related to income taxes and employee taxes. The Company has evaluated the various provisions, particularly the increased amount of deductible interest from 30% of adjusted taxable income to 50% for tax years 2019 and 2020. This is expected to reduce the Company's cash burden for 2019 and 2020, resulting in additional free cash flow. In addition to a decrease in the cash paid for income taxes, the Company is expecting additional free cash flow by deferring the Company's payment of its portion of the Social Security payroll taxes in accordance with the provisions of the CARES Act. These sources of cash flow will aid in reducing uncertainty over the economic and operational impacts of COVID-19.

The Company expects to generate adequate cash flow from operations in 2020 due to its strong contracted position and ongoing cost control measures. The Company experienced delays in collections of accounts receivable in 2019. Collections showed some improvement during the first quarter of 2020. However, the Company will continue to monitor the creditworthiness of its customers. If these delays continue or increase, the Company may have less cash flow from operations and may have less borrowing capacity under its securitization facility (under which borrowing capacity is based on certain current accounts receivable).

The Company started a capital construction project on the coarse refuse disposal area in 2017, which is expected to continue through 2021. The Company began construction of the Itmann Mine in the second half of 2019. Full production from the mine is expected upon completion of a new preparation plant, and could begin by the end of 2021, depending on market conditions.

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

The Company owns an undivided interest in 75% of the PAMC and the Partnership owns the remaining undivided 25% interest of the PAMC. As of March 31, 2020, the Company had a 61.4% economic ownership interest in the Partnership through its various holdings of the general partner and limited partnership interests of the Partnership.

The Company is actively monitoring the effects of the ongoing COVID-19 pandemic on its liquidity and capital resources. We took several steps in the first quarter to buttress our liquidity. We expect that there will be a decrease in demand for our coal, which could affect our liquidity. Our Revolving Credit Facility, Term Loan A Facility, Term Loan B Facility, Securitization Facility and the Indenture entered into in connection with our 11.00% Senior Secured Second Lien Notes due 2025 (collectively, the “Credit Facilities”) contain certain financial covenants. Events resulting from the effects of COVID-19 may negatively impact our liquidity and, as a result, our ability to comply with these covenants, which could lead us to seek an amendment or waivers from our lenders, limit access to or require accelerated repayment of amounts borrowed under the Credit Facilities, or require us to pursue alternative financing. We have no assurance that any such alternative financing, if required, could be obtained at terms acceptable to us, or at all, as a result of the effects of COVID-19 on capital markets at such time.
Cash Flows (in millions)

	For the Three Months Ended March 31,
	2020	2019	Change
Cash Provided by Operating Activities	$51	$82	$(31)
Cash Used in Investing Activities	$(27)	$(34)	$7
Cash Used in Financing Activities	$(26)	$(136)	$110

Cash provided by operating activities decreased $31 million in the period-to-period comparison, primarily due to an $18 million decrease in net income and other working capital changes that occurred throughout both periods.

Cash used in investing activities decreased $7 million in the period-to-period comparison. Capital expenditures decreased primarily due to a decrease in expenditures associated with the coarse refuse disposal area project, as well as a decrease in expenditures related to the conversion to and implementation of a new Enterprise Resource and Planning system.

	For the Three Months Ended March 31,
	2020	2019	Change
Building and Infrastructure	$15	$15	$—
Equipment Purchases and Rebuilds	8	7	1
Refuse Storage Area	3	7	(4)
IS&T Infrastructure	—	3	(3)
Other	1	2	(1)
Total Capital Expenditures	$27	$34	$(7)

Cash used in financing activities decreased $110 million in the period-to-period comparison. During the three months ended March 31, 2020, total payments of $30 million were made on the Company's Term Loan A Facility, Term Loan B Facility and 11.00% Senior Secured Second Lien Notes. The Company also received proceeds of approximately $16 million related to a finance leasing arrangement in the three months ended March 31, 2020.

During the three months ended March 31, 2019, total payments of $129 million were made on the Company's Term Loan B Facility and 11.00% Senior Secured Second Lien Notes, which included the required excess cash flow repayment of $110 million on the Term Loan B Facility (see Note 12 - Long-Term Debt for additional information). The Company also received additional proceeds on its Term Loan A Facility in the amount of $26 million as a result of the debt refinancing that occurred during the three months ended March 31, 2019. In connection with the debt refinancing, approximately $18 million of financing-related fees and charges were paid in the three months ended March 31, 2019.

Senior Secured Credit Facilities

In November 2017, the Company entered into a revolving credit facility with commitments up to $300 million (the “Revolving Credit Facility”), a Term Loan A Facility of up to $100 million (the “TLA Facility”) and a Term Loan B Facility of up to $400 million (the “TLB Facility”, and together with the Revolving Credit Facility and the TLA Facility, the “Senior Secured Credit Facilities”). On March 28, 2019, the Company amended the Senior Secured Credit Facilities (the “amendment”) to increase the borrowing commitment of the Revolving Credit Facility to $400 million and reallocate the principal amounts outstanding under the TLA Facility and TLB Facility. As a result, the principal amount outstanding under the TLA Facility was $100 million and the principal amount outstanding under the TLB Facility was $275 million. Borrowings under the Company's Senior Secured Credit Facilities bear interest at a floating rate which can be, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) an alternate base rate plus an applicable margin. The applicable margin for the Revolving Credit Facility and TLA Facility depends on the total net leverage ratio, whereas the applicable margin for the TLB Facility is fixed. The amendment reduced the applicable margin by 50 basis points on both the Revolving Credit Facility and the TLA Facility, and by 150 basis points on the TLB Facility. The amendment also extended the maturity dates of the Senior Secured Credit Facilities. The maturity date of the Revolving Credit and TLA Facilities was extended from November 28, 2021 to March 28, 2023. The TLB Facility's maturity date was extended from November 28, 2022 to September 28, 2024. In June 2019, the TLA Facility began amortizing in equal quarterly installments of (i) 3.75% of the original principal amount thereof, for four consecutive quarterly installments commencing with the quarter ended June 30, 2019, (ii) 6.25% of the original principal amount thereof for the subsequent eight quarterly installments commencing with the quarter ended June 30, 2020 and (iii) 8.75% of the original principal amount thereof for the quarterly installments thereafter, with the remaining balance due at final maturity. In June 2019, the TLB Facility began amortizing in equal quarterly installments in an amount equal to 0.25% per annum of the amended principal amount thereof, with the remaining balance due at final maturity.

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

The Revolving Credit and TLA Facilities also include financial covenants, including (i) a maximum first lien gross leverage ratio, (ii) a maximum total net leverage ratio, and (iii) a minimum fixed charge coverage ratio. CONSOL Energy must maintain a maximum first lien gross leverage ratio covenant of no more than 1.75 to 1.00. The maximum first lien gross leverage ratio is calculated as the ratio of Consolidated First Lien Debt to Consolidated EBITDA, excluding the Partnership. The maximum first lien gross leverage ratio was 1.45 to 1.00 at March 31, 2020. CONSOL Energy must maintain a maximum total net leverage ratio covenant of no more than 2.75 to 1.00. The maximum total net leverage ratio is calculated as the ratio of Consolidated Indebtedness, minus Cash on Hand, to Consolidated EBITDA, excluding the Partnership. The maximum total net leverage ratio was 2.17 to 1.00 at March 31, 2020. Consolidated EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations, non-cash charges related to legacy employee liabilities and gains and losses on debt extinguishment, and includes cash distributions received from the Partnership and subtracts cash payments related to legacy employee liabilities. The facilities also include a minimum fixed charge coverage covenant of no less than 1.10 to 1.00, measured quarterly. The minimum fixed charge coverage ratio is calculated as the ratio of Consolidated EBITDA to Consolidated Fixed Charges, excluding the Partnership. Consolidated Fixed Charges, as used in the covenant calculation, include cash interest payments, cash payments for income taxes, scheduled debt repayments, dividends paid, and Maintenance Capital Expenditures. The minimum fixed charge coverage ratio was 1.27 to 1.00 at March 31, 2020.

The TLB Facility also includes a financial covenant that requires the Company to repay a certain amount of its borrowings under the TLB Facility within ten business days after the date it files its Form 10-K with the Securities and Exchange Commission if the Company has excess cash flow (as defined in the credit agreement for the Senior Secured Credit Facilities) during the year covered by the applicable Form 10-K. During the three months ended March 31, 2019, CONSOL Energy made the required repayment of approximately $110 million based on the amount of the Company's excess cash flow as of December 31, 2018. For fiscal year 2018, such repayment was equal to 75% of the Company’s excess cash flow less any voluntary prepayments of its borrowings under the TLB Facility made by the Company during 2018. For all subsequent fiscal years, the required repayment is equal to a certain percentage of the Company’s excess cash flow for such year, ranging from 0% to 75% depending on the Company’s total net leverage ratio, less the amount of certain voluntary prepayments made by the Company, if any, under the TLB Facility during such fiscal year. The amendment reduced the maximum amount of the mandatory annual excess cash flow sweep under the TLB Facility by 25%. Based on the Company's excess cash flow calculation, no repayment was required with respect to the year ended December 31, 2019. As such, as of December 31, 2019, no amount related to the prepayment of the TLB Facility in connection with the excess cash flow requirement has been classified as Current Portion of Long-Term Debt in the Consolidated Balance Sheets. The amount of excess cash flow is a covenant feature only applicable as of the Company's year-end and will be calculated as of December 31, 2020.

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

At March 31, 2020, the Revolving Credit Facility had no borrowings outstanding and $80 million of letters of credit outstanding, leaving $320 million of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.

Securitization Facility

On November 30, 2017, (1)(i) CONSOL Marine Terminals LLC, as an originator of receivables, (ii) CONSOL Pennsylvania Coal Company LLC (“CONSOL Pennsylvania”), as an originator of receivables and as initial servicer of the receivables for itself and the other originators (collectively, the “Originators”), each a wholly-owned subsidiary of CONSOL Energy, and (iii) CONSOL Funding LLC (the “SPV”), a Delaware special purpose entity and wholly-owned subsidiary of CONSOL Energy, as buyer, entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) and (2)(i) CONSOL Thermal Holdings LLC, an indirect, wholly-owned subsidiary of the Partnership, as sub-originator (the “Sub-Originator”), and (ii) CONSOL Pennsylvania, as buyer and as initial servicer of the receivables for itself and the Sub-Originator, entered into a Sub-Originator Sale Agreement (the “Sub-Originator PSA”). In addition, on November 30, 2017, the SPV entered into a Receivables Financing Agreement (the “Receivables Financing Agreement”) by and among (i) the SPV, as borrower, (ii) CONSOL Pennsylvania, as initial servicer, (iii) PNC Bank, as administrative agent, LC Bank and lender, and (iv) the additional persons from time to time party thereto as lenders. Together, the Purchase and Sale Agreement, the Sub-Originator PSA and the Receivables Financing Agreement establish the primary terms and conditions of an accounts receivable securitization program (the “Securitization”). In March 2020, the securitization facility was amended to, among other things, extend the maturity date from August 30, 2021 to March 27, 2023.

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

At March 31, 2020, eligible accounts receivable totaled approximately $30 million. At March 31, 2020, the facility had no outstanding borrowings and $31 million of letters of credit outstanding, leaving no unused capacity. The Company posted $1 million of cash collateral to secure the difference in the outstanding letters of credit and the eligible accounts receivable. Cash collateral of $1 million is included in Restricted Cash in the Consolidated Balance Sheets. Costs associated with the receivables facility totaled $341 thousand for the three months ended March 31, 2020. These costs have been recorded as financing fees which are included in Operating and Other Costs in the Consolidated Statements of Income. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.

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

On March 28, 2019, the Affiliated Company Credit Agreement was amended to extend the maturity date from February 27, 2023 to December 28, 2024. The collateral obligations under the Affiliated Company Credit Agreement generally mirror the Original CCR Credit Facility, as does the list of entities that will act as guarantors thereunder. The Affiliated Company Credit Agreement is subject to financial covenants relating to a maximum first lien gross leverage ratio and a maximum total net leverage ratio, which will be calculated on a consolidated basis for the Partnership and its restricted subsidiaries at the end of each fiscal quarter. The Partnership was in compliance with each of these financial covenants at March 31, 2020. The Affiliated Company Credit Agreement also contains a number of customary affirmative covenants and negative covenants, including limitations on the ability of the Partnership to incur additional indebtedness, grant liens, and make investments, acquisitions, dispositions, restricted payments, and prepayments of junior indebtedness (subject to certain limited exceptions).

Contractual Obligations

CONSOL Energy is required to make future payments under various contracts. CONSOL Energy also has commitments to fund its pension plans, provide payments for other postretirement benefit plans, and fund capital projects. The following is a summary of the Company's significant contractual obligations at March 31, 2020 (in thousands):

	Payments due by Year
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase Order Firm Commitments	$1,034	$318	$—	$—	$1,352
Long-Term Debt	43,687	67,598	265,507	281,913	658,705
Interest on Long-Term Debt	45,490	85,270	80,092	23,343	234,195
Finance Lease Obligations	23,754	18,135	3,807	—	45,696
Interest on Finance Lease Obligations	1,713	1,312	138	—	3,163
Operating Lease Obligations	22,355	34,865	12,066	14,804	84,090
Long-Term Liabilities—Employee Related (a)	56,222	107,670	103,782	490,566	758,240
Other Long-Term Liabilities (b)	147,820	39,084	27,822	188,882	403,608
Total Contractual Obligations (c)	$342,075	$354,252	$493,214	$999,508	$2,189,049
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

Debt

At March 31, 2020, CONSOL Energy had total long-term debt and finance lease obligations of $703 million outstanding, including the current portion of long-term debt of $67 million. This long-term debt consisted of:

•
An aggregate principal amount of $272 million in connection with the Term Loan B (TLB) Facility, due in September 2024, less $1 million of unamortized bond discount. Borrowings under the TLB Facility bear interest at a floating rate.

•	An aggregate principal amount of $178 million of 11.00% Senior Secured Second Lien Notes due in November 2025. Interest on the notes is payable May 15 and November 15 of each year.

•	An aggregate principal amount of $85 million in connection with the Term Loan A (TLA) Facility, due in March 2023. Borrowings under the TLA Facility bear interest at a floating rate.

•
An aggregate principal amount of $103 million of industrial revenue bonds which were issued to finance the Baltimore port facility, bear interest at 5.75% per annum and mature in September 2025. Interest on the industrial revenue bonds is payable March 1 and September 1 of each year. Payment of the principal and interest on the notes is guaranteed by CONSOL Energy.

•
An aggregate principal amount of $18 million in connection with asset-backed financing. Approximately $15 million is due in December 2020 at a weighted average interest rate of 5.83%, and approximately $3 million is due in September 2024 at an interest rate of 3.61%.

•	Advance royalty commitments of $2 million with a weighted average interest rate of 10.78% per annum.

•	An aggregate principal amount of $46 million of finance leases with a weighted average interest rate of 5.17% per annum.

At March 31, 2020, CONSOL Energy had no borrowings outstanding and approximately $80 million of letters of credit outstanding under the $400 million senior secured Revolving Credit Facility. At March 31, 2020, CONSOL Energy had no borrowings outstanding and approximately $31 million of letters of credit outstanding under the $100 million Securitization Facility.

Stock, Unit and Debt Repurchases

In December 2017, CONSOL Energy’s Board of Directors approved a program to repurchase, from time to time, the Company's outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025, in an aggregate amount of up to $50 million through the period ending June 30, 2019. The program was subsequently amended by CONSOL Energy's Board of Directors in July 2018 to allow up to $100 million of repurchases of the Company's common stock or its 11.00% Senior Secured Second Lien Notes due 2025, subject to certain limitations in the Company's current credit agreement and that certain tax matters agreement entered into by and between the Company and its former parent on November 28, 2017 (the “TMA”). The Company's Board of Directors also authorized the Company to use up to $25 million of the program to purchase CONSOL Coal Resources LP's outstanding common units in the open market. In May 2019, CONSOL Energy's Board of Directors approved an expansion of the program in the amount of $75 million, bringing the aggregate limit of the program to $175 million. The May 2019 expansion also increased the aggregate limit of the amount of CONSOL Coal Resources LP's common units that can be purchased under the program to $50 million, which is consistent with the Company's credit facility covenants that prohibit the Company from using more than $50 million for the purchase of CONSOL Coal Resources LP's outstanding common units. The Company's Board of Directors also approved extending the termination date of the program from June 30, 2019 to June 30, 2020. In July 2019, CONSOL Energy's Board of Directors approved an expansion of the program in the amount of $25 million, bringing the aggregate limit of the program to $200 million. On May 8, 2020, CONSOL Energy Inc.'s Board of Directors approved an expansion of the stock, unit and debt repurchase program. The aggregate amount of the program's expansion is $70 million, bringing the total amount of the Company's stock, unit and debt repurchase program to $270 million. The Company's Board of Directors also approved extending the termination date of the program, from June 30, 2020 to June 30, 2022. The program's available capacity as of May 11, 2020 is $100,622.

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

During the three months ended March 31, 2020, the Company repurchased approximately $43 million of its 11.00% Senior Secured Second Lien Notes due 2025. No common shares were repurchased and no common Partnership units were purchased under this program during the three months ended March 31, 2020.

Total Equity and Dividends

Total equity attributable to CONSOL Energy was $571 million at March 31, 2020 and $572 million at December 31, 2019. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.
The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy's Board of Directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CONSOL Energy's financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. The Company's Senior Secured Credit Facilities limit CONSOL Energy's ability to pay dividends up to $25 million annually, which increases to $50 million annually when the Company's total net leverage ratio is less than 1.50 to 1.00 and subject to an aggregate amount up to a cumulative credit calculation set forth in the facilities. The total net leverage ratio was 2.17 to 1.00 and the cumulative credit was approximately $11 million at March 31, 2020. The cumulative credit starts with $50 million and builds with excess cash flow commencing in 2018. The calculation of the total net leverage ratio excludes the Partnership. The Senior Secured Credit Facilities do not permit dividend payments in the event of default. The Indenture to the 11.00% Senior Secured Second Lien Notes limits dividends when the Company's total net leverage ratio exceeds 2.00 to 1.00 and subject to an amount not to exceed an annual rate of 4.0% of the quoted public market value per share of such common stock at the time of the declaration. The Indenture does not permit dividend payments in the event of default.
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

On April 23, 2020, the Board of Directors of CCR's general partner made the decision to temporarily suspend the quarterly cash distributions to all of CCR's unitholders due to the ongoing uncertainty in the commodity markets driven by the COVID-19 pandemic-related demand decline. Accordingly, CCR will focus on deleveraging its balance sheet by conserving cash, boosting liquidity and reducing its outstanding debt.
Off-Balance Sheet Arrangements

CONSOL Energy does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on CONSOL Energy’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Consolidated Financial Statements of this Form 10-Q. CONSOL Energy participates in the United Mine Workers of America (the “UMWA”) Combined Benefit Fund and the UMWA 1992 Benefit Plan which generally accepted accounting principles recognize on a pay-as-you-go basis. These benefit arrangements may result in additional liabilities that are not recognized on the Consolidated Balance Sheet at March 31, 2020. The various multi-employer benefit plans are discussed in Note 16—Other Employee Benefit Plans in the Notes to the Consolidated Financial Statements in Item 8 of the December 31, 2019 Form 10-K. CONSOL Energy's total contributions under the Coal Industry Retiree Health Benefit Act of 1992 were $1,364 and $1,551 for the three months ended March 31, 2020 and 2019, respectively. Based on available information at December 31, 2019, CONSOL Energy's obligation for the UMWA Combined Benefit Fund and 1992 Benefit Plan is estimated to be approximately $62,295. CONSOL Energy also uses a combination of surety bonds, corporate guarantees and letters of credit to secure its financial obligations for employee-related, environmental, performance and various other items which are not reflected on the Consolidated Balance Sheet at March 31, 2020. Management believes these items will expire without being funded. See Note 13—Commitments and Contingent Liabilities in the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CONSOL Energy.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the federal securities laws. With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involve risks and uncertainties that could cause actual results and outcomes to differ materially from results expressed in or implied by our forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	the effects the COVID-19 pandemic has on our business and results of operations and on the global economy;

•
a restructuring of liabilities of Murray Energy as a result of its bankruptcy may result in the Company becoming responsible for certain liabilities that Murray Energy assumed from our former parent in 2013;

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

•	a loss of our competitive position because of the competitive nature of coal industries, or a loss of our competitive position because of overcapacity in these industries impairing our profitability;

•	foreign currency fluctuations that could adversely affect the competitiveness of our coal abroad;

•	recent action and the possibility of future action on trade made by U.S. and foreign governments;

•	the risks related to the fact that a significant portion of our production is sold in international markets;

•	coal users switching to other fuels in order to comply with various environmental standards related to coal combustion emissions;

•	the impact of potential, as well as any adopted, regulations to address climate change, including any relating to greenhouse gas emissions, on our operating costs as well as on the market for coal;

•	the effects of litigation seeking to hold energy companies accountable for the effects of climate change;

•	the effects of government regulation on the discharge into the water or air, and the disposal and clean-up of, hazardous substances and wastes generated during our coal operations;

•
the risks inherent in coal operations, including being subject to unexpected disruptions caused by adverse geological conditions, equipment failures, delays in moving out longwall equipment, railroad derailments, security breaches or terroristic acts and other hazards, delays in the completion of significant construction or repair of equipment, fires, explosions, seismic activities, accidents and weather conditions;

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

•	the potential failure to retain and attract qualified personnel of the Company and a possible increased reliance on third party contractors as a result;

•	we may not receive distributions from the Partnership;

•	failure to maintain effective internal controls over financial reporting;

•	certain risks related to our separation from our former parent;

•	a determination by the Internal Revenue Service that the distribution or certain related transactions should be treated as a taxable transaction;

•	uncertainty with respect to the Company’s common stock, potential stock price volatility and future dilution;

•	the consequences of a lack of or negative commentary about us published by securities analysts and media;

•	uncertainty regarding the timing of any dividends we may declare;

•	uncertainty as to whether we will repurchase shares of our common stock or outstanding debt securities;

•	restrictions on the ability to acquire us in our certificate of incorporation, bylaws and Delaware law and the resulting effects on the trading price of our common stock;

•	inability of stockholders to bring legal action against us in any forum other than the state courts of Delaware; and

•	other unforeseen factors.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to the Company's exposures to market risk since December 31, 2019.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy's principal executive officer and principal financial officer, evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CONSOL Energy's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2020 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy's management, including CONSOL Energy's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
PART II: OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Our operations are subject to a variety of risks and disputes normally incidental to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. However, we are not currently subject to any material litigation. Refer to Note 13 - Commitments and Contingent Liabilities in the Notes to the Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q, incorporated herein by this reference.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this quarterly report, including the risk factor set forth below, you should carefully consider the factors described in “Part 1 - Item 1A. Risk Factors” of CONSOL Energy's 2019 Form 10-K. These described risks are not the only risks the Company faces. Additional risks and uncertainties not currently known to CONSOL Energy or that the Company currently deems to be immaterial also may materially adversely affect CONSOL Energy's business, financial condition and/or operating results.

Our business, results of operations and financial condition may be adversely affected by the outbreak of the novel coronavirus (COVID-19).

The COVID-19 pandemic began to adversely impact our business and operations late in the first quarter of 2020 and is continuing to adversely affect our business, operations and liquidity. The effects of the continuing pandemic and related governmental response could include extended disruptions to supply chains and capital markets, reduced labor availability and productivity and a prolonged reduction in demand for coal and overall global economic activity.

The demand for coal experienced unprecedented decline starting at the end of the quarter ended March 31, 2020, and the unprecedented decline in coal demand is continuing into the second quarter of 2020 driven by the widespread government-imposed lockdowns caused by the COVID-19 pandemic, which have significantly reduced electricity consumption and, therefore, demand for our coal. This decline in coal demand has negatively impacted our operational, sales and financial performances year-to-date and we expect that this negative impact will continue as the pandemic continues. It is not clear how long the government-imposed shut-downs of non-essential businesses in the United States and abroad will last, and there is a possibility that such shut-downs may be re-imposed after being lifted if COVID-19 experiences a resurgence. We expect that depressed demand for our coal will continue for so long as there is a widespread, government-imposed shut-down of business activity. Additionally, some of our customers have already attempted, and may in the future attempt, to invoke force majeure or similar provisions in the contracts they have in place with us in order to avoid taking possession of and paying us for our coal that they are contractually obligated to purchase. Sustained decrease in demand for our coal and the failure of our customers to purchase coal from us that they are obligated to purchase pursuant to existing contracts would have a material adverse effect on our results of operations and financial condition. In addition, COVID-19 is present in Pennsylvania. On March 30, 2020, we announced that we temporarily curtailed production at the Bailey Mine for a two-week period and undertook a precautionary deep cleaning of the facilities at the Bailey Mine after two of our employees working at such facility tested positive for COVID-19. We may be forced to temporarily curtail production in our operations again if some of our employees test positive for COVID-19 in the future. Such temporary curtailment could have a significant impact on our production of coal. The continued spread of COVID-19 has caused increased volatility in the global capital markets. Such volatility increases the cost of, and decreases access to, capital. If the Company needs to access the capital markets to fund its operations, such capital could be prohibitively expensive which could cause the Company to pursue alternative sources of funding for its operations and working capital. Finally, COVID-19 may cause some of our suppliers to fail to deliver the quantities of supplies we need or fail to deliver such supplies in a timely manner. The failure to receive any such supplies could inhibit our ability to operate our mines or otherwise run our business. Additionally, our ability to ship our coal domestically or abroad could be impaired by disruptions in our global transportation network resulting from the COVID-19 pandemic.

The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. While we expect this matter to negatively impact our results of operations, cash flows and financial condition, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time. The Company will continue to take the appropriate steps to mitigate the impacts of COVID-19 on the Company's operations, liquidity and financial condition.

As a result of the Murray Energy bankruptcy, the Company may be asked to pay for certain liabilities previously held by Murray in a 2013 transaction between Murray and our former parent.

In 2013, Murray Energy and its subsidiaries (“Murray”) entered into a stock purchase agreement (the “Murray sale agreement”) with our former parent pursuant to which Murray acquired the stock of CCC and certain subsidiaries and certain other assets and liabilities. At the time of sale, the liabilities included certain retiree medical liabilities under the Coal Industry Retiree Health Benefits Act of 1992 (“Coal Act”) and certain federal black lung liabilities under the Black Lung Benefits Act (“BLBA”). Based upon information available to the Company, we estimate that the annual servicing costs of these liabilities are approximately $10 million to $20 million per year for the next ten years. The annual servicing cost would decline each year since the beneficiaries of the Coal Act consist principally of miners who retired prior to 1994.

Murray filed for Chapter 11 bankruptcy in October 2019. As part of the ongoing bankruptcy proceedings, Murray entered into a settlement with the United Mine Workers of America 1992 Benefit Plan (“1992 Plan”) to transfer retirees in the Murray Energy Section 9711 Plan into the 1992 Plan, which the bankruptcy court approved on April 30, 2020. The 1992 Plan recently filed an action in the United States District Court for the District of Columbia asking the court to make a determination whether our former parent or we have any continuing retiree medical liabilities under the Coal Act. The Murray sale agreement includes indemnification by Murray with respect to the Coal Act and BLBA liabilities. In addition, we had agreed to indemnify our former parent relative to certain pre-separation liabilities. In addition to pursuing all available claims against Murray in the bankruptcy, we are currently, and will continue to, vigorously defend any claims that attempt to transfer any of such liabilities directly or indirectly to us, including raising all applicable defenses against the 1992 Plan’s suit and those of any other party.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of the Company's equity securities during the three months ended March 31, 2020. Since the December 2017 inception of the Company's current stock, unit and debt repurchase program, CONSOL Energy Inc.'s Board of Directors has approved a $270 million stock, unit and debt repurchase program, which terminates on June 30, 2022. As of May 11, 2020, approximately $100.6 million remained available under the stock, unit and debt repurchase program. The program does not obligate CONSOL Energy to acquire any particular amount of its common stock, notes or units, and can be modified or suspended at any time at the Company’s discretion. See Note 18 - Stock, Unit and Debt Repurchases in the Notes to the Consolidated Financial Statements in Item 1 of this Form 10-Q for more information.

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

ITEM 6.    EXHIBITS

Exhibits	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to Form 8-K (File No. 001-38147) filed on December 4, 2017

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to Form 8-K (File No. 001-38147) filed on May 8, 2020

3.3	Second Amended and Restated Bylaws	Filed as Exhibit 3.2 to Form 8-K (File No. 001-38147) filed on May 8, 2020

10.1	Amendment to Letter Agreement by and between CONSOL Energy Inc. and James J. McCaffrey dated as of February 13, 2020 *	Filed herewith

10.2	Fifth Amendment to Receivables Financing Agreement dated as of March 27, 2020**	Filed herewith

10.3	Form of Notice of Restricted Stock Unit Award Terms and Conditions *	Filed herewith

10.4	Form of Notice of Performance-Based Restricted Stock Unit Award Terms and Conditions for James A. Brock*#	Filed herewith

10.5	Form of Notice of Performance-Based Cash Award*#	Filed herewith

10.6	Change in Control Severance Agreement for Mitesh Thakkar*	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

95	Mine Safety and Health Administration Safety Data	Filed herewith

101	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2020, furnished in Inline XBRL)	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL)	Contained in Exhibit 101

* Indicates management contract or compensatory plan or arrangement
** Information in this exhibit identified by brackets is confidential and has been excluded pursuant to Item 601(b)(10)(iv) of Regulation S-K because it (i) is not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.
# Schedules and attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 11th day of May, 2020.

CONSOL ENERGY INC.

By:	/s/ JAMES A. BROCK
James A. Brock
Director, Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ MITESHKUMAR B. THAKKAR
Miteshkumar B. Thakkar
Interim Chief Financial Officer (Principal Financial Officer)

By:	/s/ JOHN M. ROTHKA
John M. Rothka
Chief Accounting Officer (Principal Accounting Officer)