Form 10-Q
period 2020-06-30
CONSOL Energy Inc.
filed 2020-08-10
CIK 1710366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________________

FORM 10-Q

__________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2020

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

CONSOL Energy Inc. had 26,034,198 shares of common stock, $0.01 par value, outstanding at July 31, 2020.

IMPORTANT DEFINITIONS REFERENCED IN THIS QUARTERLY REPORT

Unless the context otherwise requires:

•	“CONSOL Energy,” “we,” “our,” “us,” “our Company” and “the Company” refer to CONSOL Energy Inc. and its subsidiaries;

•	“Btu” means one British Thermal unit;

•

“Coal Business” refers to all of our interest in the Pennsylvania Mining Complex (PAMC) and certain related coal assets, including: (i) our interest in the Partnership, which owns a 25% undivided interest in the PAMC; (ii) the CONSOL Marine Terminal; (iii) development of the Itmann Mine; and (iv) undeveloped coal reserves (Greenfield Reserves) located in the Northern Appalachian, Central Appalachian and Illinois basins and certain related coal assets and liabilities;

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

•

“Greenfield Reserves” means those undeveloped reserves owned by the Company in the Northern Appalachian, Central Appalachian and Illinois basins that are not associated with the Pennsylvania Mining Complex or the Itmann Mine project;

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

PART I : FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOL ENERGY INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue and Other Income:	2020	2019	2020	2019
Coal Revenue	$102,313	$350,620	$357,765	$683,123
Terminal Revenue	15,898	16,708	32,399	34,526
Freight Revenue	3,085	3,854	6,232	10,516
Miscellaneous Other Income	33,936	12,194	50,106	25,486
Gain on Sale of Assets	7,329	933	7,315	1,272
Total Revenue and Other Income	162,561	384,309	453,817	754,923
Costs and Expenses:
Operating and Other Costs	116,406	253,448	328,681	483,561
Depreciation, Depletion and Amortization	46,155	46,151	101,098	96,875
Freight Expense	3,085	3,854	6,232	10,516
Selling, General and Administrative Costs	10,939	16,288	28,609	38,211
Loss (Gain) on Debt Extinguishment	—	1,500	(16,833)	24,643
Interest Expense, net	14,722	16,046	30,393	34,642
Total Costs and Expenses	191,307	337,287	478,180	688,448
(Loss) Earnings Before Income Tax	(28,746)	47,022	(24,363)	66,475
Income Tax Benefit	(7,683)	(1,808)	(5,775)	(2,658)
Net (Loss) Income	(21,063)	48,830	(18,588)	69,133
Less: Net (Loss) Income Attributable to Noncontrolling Interest	(3,080)	5,550	(2,972)	11,418
Net (Loss) Income Attributable to CONSOL Energy Inc. Shareholders	$(17,983)	$43,280	$(15,616)	$57,715

(Loss) Earnings per Share:
Total Basic (Loss) Earnings per Share	$(0.69)	$1.57	$(0.60)	$2.10
Total Dilutive (Loss) Earnings per Share	$(0.69)	$1.56	$(0.60)	$2.08

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net (Loss) Income	$(21,063)	$48,830	$(18,588)	$69,133

Other Comprehensive Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: ($1,214), ($781), ($2,428), ($1,562))	3,624	2,459	7,248	4,919
Unrecognized Loss on Derivatives:
Unrealized Loss on Cash Flow Hedges (Net of tax: $4, $84, $937, $84)	(12)	(264)	(2,785)	(264)
Other Comprehensive Income	3,612	2,195	4,463	4,655

Comprehensive (Loss) Income	$(17,451)	$51,025	$(14,125)	$73,788

Less: Comprehensive (Loss) Income Attributable to Noncontrolling Interest	(3,065)	5,549	(2,942)	11,416

Comprehensive (Loss) Income Attributable to CONSOL Energy Inc. Shareholders	$(14,386)	$45,476	$(11,183)	$62,372

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	(Unaudited)
	June 30,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and Cash Equivalents	$33,027	$80,293
Accounts and Notes Receivable
Trade Receivables, net	99,993	131,688
Other Receivables, net	27,836	40,984
Inventories	61,041	54,131
Prepaid Expenses and Other Assets	21,083	30,933
Total Current Assets	242,980	338,029
Property, Plant and Equipment:
Property, Plant and Equipment	5,063,942	5,008,180
Less—Accumulated Depreciation, Depletion and Amortization	2,996,331	2,916,015
Total Property, Plant and Equipment—Net	2,067,611	2,092,165
Other Assets:
Deferred Income Taxes	108,898	103,505
Right of Use Asset - Operating Leases	62,909	72,632
Other, net	83,734	87,471
Total Other Assets	255,541	263,608
TOTAL ASSETS	$2,566,132	$2,693,802

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	(Unaudited)
	June 30,	December 31,
	2020	2019
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$66,452	$106,223
Current Portion of Long-Term Debt	66,925	50,272
Other Accrued Liabilities	240,526	235,769
Total Current Liabilities	373,903	392,264
Long-Term Debt:
Long-Term Debt	595,360	653,802
Finance Lease Obligations	23,540	9,036
Total Long-Term Debt	618,900	662,838
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	425,493	432,496
Pneumoconiosis Benefits	201,174	202,142
Asset Retirement Obligations	228,648	250,211
Workers’ Compensation	61,189	61,194
Salary Retirement	38,947	49,930
Operating Lease Liability	45,479	55,413
Other	16,524	14,919
Total Deferred Credits and Other Liabilities	1,017,454	1,066,305
TOTAL LIABILITIES	2,010,257	2,121,407

Stockholders' Equity:
Common Stock, $0.01 Par Value; 62,500,000 Shares Authorized, 26,034,198 Issued and Outstanding at June 30, 2020; 25,932,618 Issued and Outstanding at December 31, 2019	260	259
Capital in Excess of Par Value	530,224	523,762
Retained Earnings	240,989	259,903
Accumulated Other Comprehensive Loss	(344,292)	(348,725)
Total CONSOL Energy Inc. Stockholders' Equity	427,181	435,199
Noncontrolling Interest	128,694	137,196
TOTAL EQUITY	555,875	572,395
TOTAL LIABILITIES AND EQUITY	$2,566,132	$2,693,802

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total CONSOL Energy Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
December 31, 2019	$259	$523,762	$259,903	$(348,725)	$435,199	$137,196	$572,395
(Unaudited)
Net Income	—	—	2,367	—	2,367	108	2,475
Actuarially Determined Long-Term Liability Adjustments (Net of $1,214 Tax)	—	—	—	3,609	3,609	15	3,624
Interest Rate Hedge (Net of ($933) Tax)	—	—	—	(2,773)	(2,773)	—	(2,773)
Comprehensive Income	—	—	2,367	836	3,203	123	3,326
Adoption of ASU 2016-13 (Net of ($1,109) Tax)	—	—	(3,298)	—	(3,298)	—	(3,298)
Issuance of Common Stock	1	(1)	—	—	—	—	—
Amortization of Stock-Based Compensation Awards	—	4,856	—	—	4,856	158	5,014
Shares/Units Withheld for Taxes	—	(555)	—	—	(555)	(217)	(772)
Distributions to Noncontrolling Interest	—	—	—	—	—	(5,575)	(5,575)
March 31, 2020	$260	$528,062	$258,972	$(347,889)	$439,405	$131,685	$571,090
(Unaudited)
Net Loss	—	—	(17,983)	—	(17,983)	(3,080)	(21,063)
Actuarially Determined Long-Term Liability Adjustments (Net of $1,214 Tax)	—	—	—	3,609	3,609	15	3,624
Interest Rate Hedge (Net of ($4) Tax)	—	—	—	(12)	(12)	—	(12)
Comprehensive (Loss) Income	—	—	(17,983)	3,597	(14,386)	(3,065)	(17,451)
Amortization of Stock-Based Compensation Awards	—	2,162	—	—	2,162	74	2,236
June 30, 2020	$260	$530,224	$240,989	$(344,292)	$427,181	$128,694	$555,875

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total CONSOL Energy Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
December 31, 2018	$274	$550,995	$182,148	$(323,482)	$409,935	$141,676	$551,611
(Unaudited)
Net Income	—	—	14,435	—	14,435	5,868	20,303
Actuarially Determined Long-Term Liability Adjustments (Net of $781 Tax)	—	—	—	2,461	2,461	(1)	2,460
Comprehensive Income	—	—	14,435	2,461	16,896	5,867	22,763
Issuance of Common Stock	2	(2)	—	—	—	—	—
Amortization of Stock-Based Compensation Awards	—	7,053	—	—	7,053	397	7,450
Shares/Units Withheld for Taxes	—	(3,863)	—	—	(3,863)	(880)	(4,743)
Distributions to Noncontrolling Interest	—	—	—	—	—	(5,559)	(5,559)
March 31, 2019	$276	$554,183	$196,583	$(321,021)	$430,021	$141,501	$571,522
(Unaudited)
Net Income	—	—	43,280	—	43,280	5,550	48,830
Actuarially Determined Long-Term Liability Adjustments (Net of $781 Tax)	—	—	—	2,460	2,460	(1)	2,459
Interest Rate Hedge (Net of ($84) Tax)	—	—	—	(264)	(264)	—	(264)
Comprehensive Income	—	—	43,280	2,196	45,476	5,549	51,025
Repurchases of Common Stock (351,443 shares)	(3)	(7,053)	(2,494)	—	(9,550)	—	(9,550)
Purchases of CCR Units (6,884 units)	—	(28)	—	—	(28)	(91)	(119)
Amortization of Stock-Based Compensation Awards	—	2,584	—	—	2,584	341	2,925
Distributions to Noncontrolling Interest	—	—	—	—	—	(5,560)	(5,560)
June 30, 2019	$273	$549,686	$237,369	$(318,825)	$468,503	$141,740	$610,243

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash Flows from Operating Activities:
Net (Loss) Income	$(18,588)	$69,133
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	101,098	96,875
Gain on Sale of Assets	(7,315)	(1,272)
Stock/Unit-Based Compensation	7,250	10,375
Amortization of Debt Issuance Costs	3,146	3,470
(Gain) Loss on Debt Extinguishment	(16,833)	24,643
Deferred Income Taxes	(5,775)	(15,770)
Equity in Earnings of Affiliates	586	—
Changes in Operating Assets:
Accounts and Notes Receivable	42,469	(10,757)
Inventories	(6,910)	(2,545)
Prepaid Expenses and Other Assets	11,936	386
Changes in Other Assets	2,989	13,365
Changes in Operating Liabilities:
Accounts Payable	(37,669)	(6,023)
Other Operating Liabilities	(7,004)	(1,054)
Changes in Other Liabilities	(22,700)	(15,025)
Net Cash Provided by Operating Activities	46,680	165,801
Cash Flows from Investing Activities:
Capital Expenditures	(46,447)	(82,954)
Proceeds from Sales of Assets	689	1,300
Net Cash Used in Investing Activities	(45,758)	(81,654)
Cash Flows from Financing Activities:
Proceeds from Finance Lease Obligations	16,293	—
Payments on Finance Lease Obligations	(11,928)	(9,132)
Proceeds from Term Loan A	—	26,250
Payments on Term Loan A	(10,000)	(3,750)
Payments on Term Loan B	(1,375)	(123,062)
Payments on Second Lien Notes	(25,480)	(19,320)
Payments on Asset-Backed Financing	(349)	—
Purchases of CCR Units	—	(119)
Repurchases of Common Stock	—	(9,550)
Distributions to Noncontrolling Interest	(5,575)	(11,119)
Shares/Units Withheld for Taxes	(772)	(4,743)
Debt-Related Financing Fees	(9,002)	(20,169)
Net Cash Used in Financing Activities	(48,188)	(174,714)
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(47,266)	(90,567)
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	80,293	264,935
Cash and Cash Equivalents and Restricted Cash at End of Period	$33,027	$174,368

Non-Cash Investing and Financing Activities:
Finance Lease	$13,003	$—
Longwall Shield Rebuild	$11,153	$—

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for future periods.

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

In August 2018, the FASB issued ASU 2018-14 - Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by GAAP. The amendments modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. These changes will be effective for fiscal years ending after December 15, 2020, including interim periods within those fiscal years. Management is currently evaluating the impact this guidance may have on the presentation of the Company’s financial statements.

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

The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Anti-Dilutive Restricted Stock Units	1,516,956	168,460	1,259,588	6,860
Anti-Dilutive Performance Share Units	29,062	41,675	29,061	41,675
	1,546,018	210,135	1,288,649	48,535

The computations for basic and dilutive earnings per share are as follows:

	For the Three Months Ended		For the Six Months Ended
Dollars in thousands, except per share data	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net (Loss) Income	$(21,063)	$48,830	$(18,588)	$69,133
Less: Net (Loss) Income Attributable to Noncontrolling Interest	(3,080)	5,550	(2,972)	11,418
Net (Loss) Income Attributable to CONSOL Energy Inc. Shareholders	$(17,983)	$43,280	$(15,616)	$57,715

Denominator:
Weighted-average shares of common stock outstanding	26,031,103	27,498,021	26,009,129	27,514,349
Effect of dilutive shares*	—	284,259	—	270,454
Weighted-average diluted shares of common stock outstanding	26,031,103	27,782,280	26,009,129	27,784,803

(Loss) Earnings per Share:
Basic	$(0.69)	$1.57	$(0.60)	$2.10
Dilutive	$(0.69)	$1.56	$(0.60)	$2.08

*During periods in which the Company incurs a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of all equity awards is anti-dilutive.

As of June 30, 2020, CONSOL Energy has 500,000 shares of preferred stock, none of which are issued or outstanding.

NOTE 2—REVENUE:

The following table disaggregates CONSOL Energy's revenue from contracts with customers to depict how the nature, amount, timing and uncertainty of the Company's revenues and cash flows are affected by economic factors:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Coal Revenue	$102,313	$350,620	$357,765	$683,123
Terminal Revenue	15,898	16,708	32,399	34,526
Freight Revenue	3,085	3,854	6,232	10,516
Total Revenue from Contracts with Customers	$121,296	$371,182	$396,396	$728,165

Coal Revenue

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

While CONSOL Energy does, from time to time, experience costs of obtaining coal customer contracts with amortization periods greater than one year, those costs are generally immaterial to the Company's net income. At June 30, 2020 and December 31, 2019, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. As of and for the three and six months ended June 30, 2020 and 2019, the Company has not recognized any amortization of previously existing capitalized costs of obtaining customer contracts. Further, the Company has not recognized any coal revenue in the current period that is not a result of current period performance.

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

The CONSOL Marine Terminal does not normally experience material costs of obtaining customer contracts with amortization periods greater than one year. At June 30, 2020 and December 31, 2019, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. As of and for the three and six months ended June 30, 2020 and 2019, the Company has not recognized any amortization of previously existing capitalized costs of obtaining Terminal customer contracts. Further, the Company has not recognized any revenue in the current period that is not a result of current period performance.

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

NOTE 3—MISCELLANEOUS OTHER INCOME:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Contract Buyout	$30,144	$1,342	$40,969	$2,390
Royalty Income - Non-Operated Coal	2,893	5,677	7,397	11,887
Property Easements and Option Income	413	450	476	1,429
Rental Income	325	681	822	1,298
Interest Income	122	757	366	1,644
Purchased Coal Sales	—	2,730	—	5,916
Other	39	557	76	922
Miscellaneous Other Income	$33,936	$12,194	$50,106	$25,486

The increase in Contract Buyout income was primarily the result of partial contract buyouts that involved negotiations to reduce coal quantities of several customer contracts in exchange for payment of certain fees to the Company, and do not impact forward contract terms.

NOTE 4—COMPONENTS OF PENSION AND OTHER POST-EMPLOYMENT BENEFIT (OPEB) PLANS NET PERIODIC BENEFIT COSTS:

The components of Net Periodic Benefit (Credit) Cost are as follows:

	Pension Benefits				Other Post-Employment Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
Service Cost	$295	$987	$591	$1,975	$—	$—	$—	$—
Interest Cost	5,044	6,275	10,088	12,551	3,199	4,580	6,398	9,160
Expected Return on Plan Assets	(10,455)	(10,114)	(20,910)	(20,229)	—	—	—	—
Amortization of Prior Service Credits	—	(92)	—	(183)	(602)	(601)	(1,203)	(1,203)
Amortization of Actuarial Loss	1,731	1,490	3,461	2,979	2,320	2,315	4,639	4,631
Net Periodic Benefit (Credit) Cost	$(3,385)	$(1,454)	$(6,770)	$(2,907)	$4,917	$6,294	$9,834	$12,588

(Credits) expenses related to pension and other post-employment benefits are reflected in Operating and Other Costs in the Consolidated Statements of Income.

NOTE 5—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:

The components of Net Periodic Benefit Cost are as follows:

	CWP				Workers' Compensation
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
Service Cost	$1,151	$948	$2,302	$1,896	$1,569	$1,421	$3,138	$2,842
Interest Cost	1,552	1,750	3,103	3,500	461	646	922	1,293
Amortization of Actuarial Loss (Gain)	1,401	254	2,802	508	(122)	(193)	(244)	(387)
State Administrative Fees and Insurance Bond Premiums	—	—	—	—	461	574	1,082	1,161
Net Periodic Benefit Cost	$4,104	$2,952	$8,207	$5,904	$2,369	$2,448	$4,898	$4,909

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

The Company's year-to-date tax rate is based on its estimated full year effective tax rate. The effective tax rate for the three and six months ended June 30, 2020 differs from the U.S. federal statutory rate of 21%, primarily due to the income tax benefit for excess percentage depletion, offset by the impact of discrete tax expense related to equity compensation and the unfavorable impact on percentage depletion related to the additional interest deduction available under the CARES Act. The CARES Act increased the amount of deductible interest from 30% of adjusted taxable income to 50% for tax years 2019 and 2020, which generates current cash tax benefit, but also reduces the base of earnings upon which percentage depletion was computed. The effective tax rate for the three and six months ended June 30, 2020 was 29.9% and 27.0%, respectively, composed of tax expense of 37.9% and 36.5%, respectively, from operations and a discrete tax benefit of $902 related to equity compensation and $1,139 related to the effect of the CARES Act, as noted above.

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

The Company utilizes the “more likely than not” standard in recognizing a tax benefit in its financial statements. For the six months ended June 30, 2020 and the year ended December 31, 2019, the Company did not have any unrecognized tax benefits. If accrual for interest or penalties is required, it is the Company's policy to include these as a component of income tax expense.

The Company is subject to taxation in the United States and its various states, as well as Canada and its various provinces. Under the provisions of the tax matters agreement entered into between the Company and its former parent on November 28, 2017 (the “TMA”), certain subsidiaries of the Company are subject to examination for tax years for the period January 1, 2016 through the six months ended June 30, 2020 for certain state and foreign returns. Further, the Company is subject to examination for the period November 28, 2017 through the six months ended June 30, 2020 for federal and certain state returns.

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

	Trade Receivables	Other Receivables	Other Assets

Beginning Balance, January 1, 2020	$2,100	$711	$—
Adoption of ASU 2016-13, cumulative-effect adjustment to retained earnings	951	2,661	795
Provision for expected credit losses	1,823	1,460	(186)
Ending Balance, June 30, 2020	$4,874	$4,832	$609

NOTE 8—INVENTORIES:

Inventory components consist of the following:

	June 30,	December 31,
	2020	2019
Coal	$6,970	$2,484
Supplies	54,071	51,647
Total Inventories	$61,041	$54,131

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

At June 30, 2020, the Company's eligible accounts receivable yielded $22,923 of borrowing capacity. At June 30, 2020, the facility had no outstanding borrowings and $21,772 of letters of credit outstanding, leaving available borrowing capacity of $1,151. At December 31, 2019, the Company's eligible accounts receivable yielded $41,282 of borrowing capacity. At December 31, 2019, the facility had no outstanding borrowings and $41,211 of letters of credit outstanding, leaving available borrowing capacity of $71. Costs associated with the receivables facility totaled $292 and $633 for the three and six months ended June 30, 2020, respectively, and $370 and $751 for the three and six months ended June 30, 2019, respectively. These costs have been recorded as financing fees which are included in Operating and Other Costs in the Consolidated Statements of Income. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.

NOTE 10—PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

	June 30,	December 31,
	2020	2019
Plant and Equipment	$3,072,238	$3,028,514
Coal Properties and Surface Lands	873,809	872,909
Airshafts	447,417	437,003
Mine Development	343,261	342,706
Advance Mining Royalties	327,217	327,048
Total Property, Plant and Equipment	5,063,942	5,008,180
Less: Accumulated Depreciation, Depletion and Amortization	2,996,331	2,916,015
Total Property, Plant and Equipment, Net	$2,067,611	$2,092,165

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

As of June 30, 2020 and December 31, 2019, property, plant and equipment includes gross assets under finance leases of $81,571 and $52,729, respectively. Accumulated amortization for finance leases was $43,375 and $31,373 at June 30, 2020 and December 31, 2019, respectively. Amortization expense for assets under finance leases approximated $5,538 and $3,920 for the three months ended June 30, 2020 and 2019 and $10,502 and $7,834 for the six months ended June 30, 2020 and 2019, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying Consolidated Statements of Income.

NOTE 11—OTHER ACCRUED LIABILITIES:

	June 30,	December 31,
	2020	2019
Subsidence Liability	$90,849	$90,645
Accrued Payroll and Benefits	19,142	21,102
Accrued Equipment Obligations	6,550	—
Accrued Interest	5,737	6,281
Other	22,340	21,034
Current Portion of Long-Term Liabilities:
Postretirement Benefits Other than Pensions	30,884	31,833
Asset Retirement Obligations	22,057	21,741
Operating Lease Liability	19,790	19,479
Pneumoconiosis Benefits	12,172	12,331
Workers' Compensation	11,005	11,323
Total Other Accrued Liabilities	$240,526	$235,769

NOTE 12—LONG-TERM DEBT:

	June 30,	December 31,
	2020	2019
Debt:
Term Loan B due in September 2024 (Principal of $271,563 and $272,938 less Unamortized Discount of $1,062 and $1,187, 4.68% and 6.30% Weighted Average Interest Rate, respectively)	$270,501	$271,751
11.00% Senior Secured Second Lien Notes due November 2025	178,452	221,628
MEDCO Revenue Bonds in Series due September 2025 at 5.75%	102,865	102,865
Term Loan A due in March 2023 (5.50% and 5.55% Weighted Average Interest Rate, respectively)	78,750	88,750
Other Asset-Backed Financing Arrangements	20,092	9,289
Advance Royalty Commitments (10.78% Weighted Average Interest Rate)	1,895	1,895
Less: Unamortized Debt Issuance Costs	11,478	10,323
	641,077	685,855
Less: Amounts Due in One Year*	45,717	32,053
Long-Term Debt	$595,360	$653,802

* Excludes current portion of Finance Lease Obligations of $21,208 and $18,219 at June 30, 2020 and December 31, 2019, respectively.

In November 2017, CONSOL Energy entered into a revolving credit facility with commitments up to $300 million (the “Revolving Credit Facility”), a Term Loan A Facility of up to $100 million (the “TLA Facility”) and a Term Loan B Facility of up to $400 million (the “TLB Facility”, and together with the Revolving Credit Facility and the TLA Facility, the “Senior Secured Credit Facilities”). On March 28, 2019, the Company amended the Senior Secured Credit Facilities to increase the borrowing commitment of the Revolving Credit Facility to $400 million and reallocate the principal amounts outstanding under the TLA Facility and TLB Facility. On June 5, 2020, the Company amended the Senior Secured Credit Facilities (the “amendment”) to provide eight quarters of financial covenant relaxation, effect an increase in the rate at which borrowings under the Revolving Credit Facility and the TLA Facility bear interest, and add an anti-cash hoarding provision. Borrowings under the Company's Senior Secured Credit Facilities bear interest at a floating rate which can be, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) an alternate base rate plus an applicable margin. The applicable margin for the Revolving Credit Facility and TLA Facility depends on the total net leverage ratio, whereas the applicable margin for the TLB Facility is fixed. The amendment increased the applicable margin by 50 basis points on both the Revolving Credit Facility and the TLA Facility. The maturity date of the Revolving Credit and TLA Facilities is March 28, 2023. The TLB Facility's maturity date is September 28, 2024. Obligations under the Senior Secured Credit Facilities (Term Loan B and Term Loan A, together with the Revolving Credit Facility, on which there were no outstanding borrowings at June 30, 2020) are guaranteed by (i) all owners of the 75% undivided economic interest in the PAMC held by the Company, (ii) any other members of the Company’s group that own any portion of the collateral securing the Revolving Credit Facility, and (iii) subject to certain customary exceptions and agreed materiality thresholds, all other existing or future direct or indirect wholly-owned restricted subsidiaries of the Company (excluding the Partnership and its wholly-owned subsidiaries). The obligations are secured by, subject to certain exceptions (including a limitation of pledges of equity interests in certain subsidiaries and certain thresholds with respect to real property), a first-priority lien on (i) the Company’s 75% undivided economic interest in the PAMC, (ii) the limited partner units of the Partnership held by the Company, (iii) the equity interests in CONSOL Coal Resources GP LLC held by the Company (iv) the CONSOL Marine Terminal and (v) the 1.5 billion tons of Greenfield Reserves.

The Senior Secured Credit Facilities contain a number of customary affirmative covenants. In addition, the Senior Secured Credit Facilities contain a number of negative covenants, including (subject to certain exceptions) limitations on (among other things): indebtedness, liens, investments, acquisitions, dispositions, restricted payments, and prepayments of junior indebtedness. The amendment added additional conditions to be met for the covenants relating to investments in joint ventures, general investments, share repurchases, dividends, and repurchases of Second Lien Notes. The additional conditions require no outstanding borrowings and no more than $200 million of outstanding letters of credit on the Revolving Credit Facility. Further restrictions apply to investments in joint ventures, share repurchases and dividends that require the total net leverage ratio shall not be greater than 2.00 to 1.00.

The Revolving Credit Facility and TLA Facility also include covenants relating to (i) a maximum first lien gross leverage ratio, (ii) a maximum total net leverage ratio, and (iii) a minimum fixed charge coverage ratio.  The maximum first lien gross leverage ratio is calculated as the ratio of Consolidated First Lien Debt to Consolidated EBITDA, excluding the Partnership. Consolidated EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations, non-cash charges related to legacy employee liabilities and gains and losses on debt extinguishment, and includes cash distributions received from the Partnership and subtracts cash payments related to legacy employee liabilities. The maximum total net leverage ratio is calculated as the ratio of Consolidated Indebtedness, minus Cash on Hand, to Consolidated EBITDA, excluding the Partnership. The minimum fixed charge coverage ratio is calculated as the ratio of Consolidated EBITDA to Consolidated Fixed Charges, excluding the Partnership. Consolidated Fixed Charges, as used in the covenant calculation, include cash interest payments, cash payments for income taxes, scheduled debt repayments, dividends paid, and Maintenance Capital Expenditures. The amendment revised the financial covenants applicable to the Revolving Credit Facility and TLA Facility relating to the maximum first lien gross leverage ratio, maximum total net leverage ratio and minimum fixed charge coverage ratio, so that for the fiscal quarters ending June 30, 2020 through March 31, 2021, the maximum first lien gross leverage ratio shall be 2.50 to 1.00, the maximum total net leverage ratio shall be 3.75 to 1.00, and the minimum fixed charge coverage ratio shall be 1.00 to 1.00; for the fiscal quarters ending June 30, 2021 through September 30, 2021, the maximum first lien gross leverage ratio shall be 2.25 to 1.00 and the maximum total net leverage ratio shall be 3.50 to 1.00; for the fiscal quarters ending June 30, 2021 through March 31, 2022, the minimum fixed charge coverage ratio shall be 1.05 to 1.00; for the fiscal quarters ending December 31, 2021 through March 31, 2022, the maximum first lien gross leverage ratio shall be 2.00 to 1.00 and the maximum total net leverage ratio shall be 3.25 to 1.00; and for the fiscal quarters ending on or after June 30, 2022, the maximum first lien gross leverage ratio shall be 1.75 to 1.00, the maximum total net leverage ratio shall be 2.75 to 1.00 and the minimum fixed charge coverage ratio shall be 1.10 to 1.00. The maximum first lien gross leverage ratio was 1.97 to 1.00 at June 30, 2020. The maximum total net leverage ratio was 3.19 to 1.00 at June 30, 2020. The minimum fixed charge coverage ratio was 1.15 to 1.00 at June 30, 2020. The Company was in compliance with all of its debt covenants as of June 30, 2020. The Company is continuing to actively monitor the effects of the ongoing COVID-19 pandemic on its liquidity and capital resources. We took several steps in the first half of 2020 to reinforce our liquidity. From a coal shipment perspective, we seemed to have hit the bottom in May 2020. However, if the demand for our coal continues to decrease, this could adversely affect our liquidity in future quarters and, as a result, our ability to comply with these covenants over the next twelve months.

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

At June 30, 2020, the Revolving Credit Facility had no borrowings outstanding and $87,654 of letters of credit outstanding, leaving $312,346 of unused capacity. At December 31, 2019, the Revolving Credit Facility had no borrowings outstanding and $69,588 of letters of credit outstanding, leaving $330,412 of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.

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

During the six months ended June 30, 2020, the Company repurchased $43,176 of its outstanding 11.00% Senior Secured Second Lien Notes due in 2025. During the six months ended June 30, 2019, the Company made a required repayment of approximately $110 million on the TLB Facility (discussed above) and amended the Senior Secured Credit Facilities. The Company also repurchased $19,320 of its outstanding 11.00% Senior Secured Second Lien Notes due in 2025 during the six months ended June 30, 2019. As part of these transactions, $16,833 was included in Loss (Gain) on Debt Extinguishment on the Consolidated Statements of Income for the six months ended June 30, 2020, and $1,500 and $24,643 was included in Loss (Gain) on Debt Extinguishment on the Consolidated Statements of Income for the three and six months ended June 30, 2019, respectively.

The Company is a borrower under two asset-backed financing arrangements related to certain equipment. The equipment, which has an approximate value of $20,092, fully collateralizes the loans. As of June 30, 2020, a total of $16,924 matures in December 2020 and $3,168 matures in September 2024. The loans had a weighted average interest rate of 4.29% and 5.07% at June 30, 2020 and December 31, 2019, respectively.

During the year ended December 31, 2019, the Company entered into interest rate swaps, which effectively converted $150,000 of the TLB Facility's floating interest rate to a fixed interest rate for the twelve months ending December 31, 2020 and 2021, and $50,000 of the TLB Facility's floating interest rate to a fixed interest rate for the twelve months ending December 31, 2022. The interest rate swaps qualify for cash flow hedge accounting treatment and as such, the change in the fair value of the interest rate swaps is recorded on the Company's Consolidated Balance Sheets as an asset or liability. The effective portion of the gains or losses is reported as a component of accumulated other comprehensive loss and the ineffective portion is reported in earnings. At June 30, 2020 and December 31, 2019, the interest rate swap contracts were reflected in the Consolidated Balance Sheets at their fair value of $3,877 and $154, respectively, which is recorded in Other Accrued Liabilities and Other Liabilities. The fair value of the interest rate swaps reflected an unrealized loss of $2,785 (net of $937 tax) at June 30, 2020. The unrealized loss is included on the Consolidated Statements of Stockholders' Equity as part of accumulated other comprehensive loss, as well as on the Consolidated Statements of Comprehensive Income as unrealized loss on cash flow hedges. Some of the Company's interest rate swaps reached their effective date in the six months ended June 30, 2020. As such, a loss of $430 was recognized in interest expense in the Consolidated Statements of Income for the six months ended June 30, 2020. During 2020, notional amounts of $150,000 will become effective. Based on the fair value of the Company's cash flow hedges at June 30, 2020, the Company expects expense of approximately $2,050 to be reclassified into earnings in the next 12 months.

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

The Company is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes and other claims and actions arising out of the normal course of business. The Company accrues the estimated loss for these lawsuits and claims when the loss is probable and reasonably estimable. The Company’s estimated accruals related to these pending claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of the Company as of June 30, 2020. It is possible that the aggregate loss in the future with respect to these lawsuits and claims could ultimately be material to the Company’s financial position, results of operations or cash flows; however, such amounts cannot be reasonably estimated. The amount claimed against the Company as of June 30, 2020 is disclosed below when an amount is expressly stated in the lawsuit or claim, which is not often the case.

Fitzwater Litigation: Three nonunion retired coal miners have sued Fola Coal Company LLC, Consolidation Coal Company (“CCC”) and CONSOL of Kentucky Inc. (“COK”) (as well as the Company's former parent) in West Virginia Federal Court alleging ERISA violations in the termination of retiree health care benefits. The Plaintiffs contend they relied to their detriment on oral statements and promises of “lifetime health benefits” allegedly made by various members of management during Plaintiffs’ employment and that they were allegedly denied access to Summary Plan Documents that clearly reserved the right to modify or terminate the Retiree Health and Welfare Plan subject to Plaintiffs’ claims. Pursuant to Plaintiffs’ amended complaint filed on April 24, 2017, Plaintiffs request that retiree health benefits be reinstated and seek to represent a class of all nonunion retirees who were associated with AMVEST and COK areas of operation. On October 15, 2019, Plaintiffs’ supplemental motion for class certification was denied on all counts. On April 1, 2020, the Court issued a revised scheduling order for the remaining individual claims, setting August 4, 2020 as the trial date. On July 15, 2020, Plaintiffs filed an interlocutory appeal with the Fourth Circuit Court of Appeals on the Order denying class certification. The Company believes it has a meritorious defense and intends to vigorously defend this suit.

Casey Litigation: A class action lawsuit was filed on August 23, 2017 on behalf of two nonunion retired coal miners against CCC, COK, CONSOL Buchanan Mining Co., LLC and Kurt Salvatori in West Virginia Federal Court alleging ERISA violations in the termination of retiree health care benefits. Filed by the same lawyers who filed the Fitzwater litigation, and raising nearly identical claims, the Plaintiffs contend they relied to their detriment on oral promises of “lifetime health benefits” allegedly made by various members of management during Plaintiffs’ employment and that they were not provided with copies of Summary Plan Documents clearly reserving to the Company the right to modify or terminate the Retiree Health and Welfare Plan. Plaintiffs request that retiree health benefits be reinstated for them and their dependents and seek to represent a class of all nonunion retirees of any subsidiary of the Company's former parent that operated or employed individuals in McDowell or Mercer Counties, West Virginia, or Buchanan or Tazewell Counties, Virginia whose retiree welfare benefits were terminated. On December 1, 2017, the trial court judge in Fitzwater signed an order to consolidate Fitzwater with Casey. The Casey complaint was amended on March 1, 2018 to add new plaintiffs, add defendant CONSOL Pennsylvania Coal Company, LLC and eliminate defendant CONSOL Buchanan Mining Co., LLC in an attempt to expand the class of retirees. On October 15, 2019, Plaintiffs’ supplemental motion for class certification was denied on all counts. On April 1, 2020, the Court issued a revised scheduling order for the remaining individual claims, setting August 4, 2020 as the trial date. On July 15, 2020, Plaintiffs filed an interlocutory appeal with the Fourth Circuit Court of Appeals on the Order denying class certification. The Company believes it has a meritorious defense and intends to vigorously defend this suit.

United Mine Workers of America 1992 Benefit Plan Litigation: In 2013, Murray Energy and its subsidiaries (“Murray”) entered into a stock purchase agreement (the “Murray sale agreement”) with the Company's former parent pursuant to which Murray acquired the stock of CCC and certain subsidiaries and certain other assets and liabilities. At the time of sale, the liabilities included certain retiree medical liabilities under the Coal Industry Retiree Health Benefits Act of 1992 (“Coal Act”) and certain federal black lung liabilities under the Black Lung Benefits Act (“BLBA”). Based upon information available, the Company estimates that the annual servicing costs of these liabilities are approximately $10 million to $20 million per year for the next ten years. The annual servicing cost would decline each year since the beneficiaries of the Coal Act consist principally of miners who retired prior to 1994. Murray filed for Chapter 11 bankruptcy in October 2019. As part of the ongoing bankruptcy proceedings, Murray entered into a settlement with the United Mine Workers of America 1992 Benefit Plan (“1992 Plan”) to transfer retirees in the Murray Energy Section 9711 Plan into the 1992 Plan, which the bankruptcy court approved on April 30, 2020. The 1992 Plan recently filed an action in the United States District Court for the District of Columbia asking the court to make a determination whether the Company's former parent or the Company has any continuing retiree medical liabilities under the Coal Act. The Murray sale agreement includes indemnification by Murray with respect to the Coal Act and BLBA liabilities. In addition, the Company had agreed to indemnify its former parent relative to certain pre-separation liabilities. In addition to pursuing all available claims against Murray in the bankruptcy, the Company is currently, and will continue to, vigorously defend any claims that attempt to transfer any of such liabilities directly or indirectly to the Company, including raising all applicable defenses against the 1992 Plan’s suit and those of any other party.

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

The following is a summary, as of June 30, 2020, of the financial guarantees, unconditional purchase obligations and letters of credit to certain third parties. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments, or under the separation and distribution agreement to the extent retained by the Company's former parent on behalf of the Coal Business. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credit are recorded as liabilities in the financial statements. The Company’s management believes that these guarantees will expire without being funded, and therefore, the commitments will not have a material adverse effect on the Company’s financial condition.

	Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$68,346	$50,925	$17,421	$—	$—
Environmental	398	398	—	—	—
Other	40,682	38,578	2,104	—	—
Total Letters of Credit	109,426	89,901	19,525	—	—
Surety Bonds:
Employee-Related	87,424	87,424	—	—	—
Environmental	535,155	531,461	3,694	—	—
Other	4,131	3,488	643	—	—
Total Surety Bonds	626,710	622,373	4,337	—	—
Guarantees:
Other	12,104	6,733	4,691	398	282
Total Guarantees	12,104	6,733	4,691	398	282
Total Commitments	$748,240	$719,007	$28,553	$398	$282

Included in the above table are commitments and guarantees entered into in conjunction with the sale of Consolidation Coal Company and certain of its subsidiaries, which contain all five of its longwall coal mines in West Virginia and its river operations, to a third party. As part of the separation and distribution, the Company's former parent agreed to indemnify the Company and the Company agreed to indemnify its former parent in each case with respect to guarantees of certain equipment lease obligations that were assumed by the third party. In the event that the third party would default on the obligations defined in the agreements, the Company would be required to perform under the guarantees. If the Company would be required to perform, the stock purchase agreement provides various recourse actions. As of June 30, 2020, the Company has not been required to perform under these guarantees. The equipment lease obligations are collateralized by the underlying assets. The current maximum estimated exposure under these guarantees as of June 30, 2020 and December 31, 2019 is believed to be approximately $18,000 and $20,000, respectively. At June 30, 2020 and December 31, 2019, the fair value of these guarantees was $378 and $482, respectively, and is included in Other Accrued Liabilities on the Consolidated Balance Sheets. The fair value of certain of the guarantees was determined using the Company’s risk-adjusted interest rate. Significant increases or decreases in the risk-adjusted interest rates may result in a significantly higher or lower fair value measurement. No other amounts related to financial guarantees and letters of credit are recorded as liabilities in the financial statements. Significant judgment is required in determining the fair value of these guarantees. The guarantees of the leases are classified within Level 3 of the fair value hierarchy.

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

The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at			Fair Value Measurements at
	June 30, 2020			December 31, 2019
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Lease Guarantees	$—	$—	$(378)	$—	$—	$(482)
Derivatives (1)	$—	$(3,877)	$—	$—	$(154)	$—

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

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	June 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-Term Debt	$652,555	$452,983	$696,178	$642,018

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

Industry segment results for the three months ended June 30, 2020 are:

	PAMC	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$102,026	$287	$—	$102,313	(A)
Terminal Revenue	—	15,898	—	15,898
Freight Revenue	3,085	—	—	3,085
Total Revenue and Freight	$105,111	$16,185	$—	$121,296
Loss Before Income Tax	$(21,823)	$(6,923)	$—	$(28,746)
Segment Assets	$1,889,557	$676,575	$—	$2,566,132
Depreciation, Depletion and Amortization	$46,793	$(638)	$—	$46,155
Capital Expenditures	$16,262	$3,007	$—	$19,269

Industry segment results for the three months ended June 30, 2019 are:

	PAMC	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$350,620	$—	$—	$350,620	(A)
Terminal Revenue	—	16,708	—	16,708
Freight Revenue	3,854	—	—	3,854
Total Revenue and Freight	$354,474	$16,708	$—	$371,182
Earnings (Loss) Before Income Tax	$60,786	$(13,764)	$—	$47,022
Segment Assets	$1,973,627	$791,844	$—	$2,765,471
Depreciation, Depletion and Amortization	$45,427	$724	$—	$46,151
Capital Expenditures	$39,813	$8,970	$—	$48,783

Industry segment results for the six months ended June 30, 2020 are:

	PAMC	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$357,478	$287	$—	$357,765	(A)
Terminal Revenue	—	32,399	—	32,399
Freight Revenue	6,232	—	—	6,232
Total Revenue and Freight	$363,710	$32,686	$—	$396,396
Loss Before Income Tax	$(10,949)	$(13,414)	$—	$(24,363)
Segment Assets	$1,889,557	$676,575	$—	$2,566,132
Depreciation, Depletion and Amortization	$95,210	$5,888	$—	$101,098
Capital Expenditures	$36,954	$9,493	$—	$46,447

Industry segment results for the six months ended June 30, 2019 are:

	PAMC	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$683,123	$—	$—	$683,123	(A)
Terminal Revenue	—	34,526	—	34,526
Freight Revenue	10,516	—	—	10,516
Total Revenue and Freight	$693,639	$34,526	$—	$728,165
Earnings (Loss) Before Income Tax	$125,484	$(59,009)	$—	$66,475
Segment Assets	$1,973,627	$791,844	$—	$2,765,471
Depreciation, Depletion and Amortization	$90,295	$6,580	$—	$96,875
Capital Expenditures	$72,185	$10,769	$—	$82,954

(A)	For the three and six months ended June 30, 2020 and 2019, the PAMC segment had revenues from the following customers, each comprising over 10% of the Company’s total sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Customer B	$30,032	$139,811	$134,386	$262,930
Customer C	$14,060	$53,511	$49,743	$95,377
Customer A	*	$68,370	$48,829	$130,241

* Revenues from this customer during the three months ended June 30, 2020 were less than 10% of the Company's total sales.

Reconciliation of Segment Information to Consolidated Amounts:

Total Assets:

	June 30,
	2020	2019
Segment Assets for Total Reportable Business Segments	$1,889,557	$1,973,627
Segment Assets for All Other Business Segments	521,843	516,108
Items Excluded from Segment Assets:
Cash and Other Investments	45,834	183,899
Deferred Tax Assets	108,898	91,837
Total Consolidated Assets	$2,566,132	$2,765,471

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

Income Statement for the Three Months Ended June 30, 2020 (unaudited):

	Company and
	Restricted	Unrestricted
	Subsidiaries	Subsidiaries	Consolidated
Revenue and Other Income:
Coal Revenue	$76,806	$25,507	$102,313
Terminal Revenue	15,898	—	15,898
Freight Revenue	2,314	771	3,085
Miscellaneous Other Income	16,802	17,134	33,936
Gain on Sale of Assets	7,329	—	7,329
Total Revenue and Other Income	119,149	43,412	162,561
Costs and Expenses:
Operating and Other Costs	91,325	25,081	116,406
Depreciation, Depletion and Amortization	34,635	11,520	46,155
Freight Expense	2,314	771	3,085
Selling, General and Administrative Costs	8,579	2,360	10,939
Interest Expense, net	12,468	2,254	14,722
Total Costs and Expenses	149,321	41,986	191,307
(Loss) Earnings Before Income Tax	(30,172)	1,426	(28,746)
Income Tax Benefit	(7,683)	—	(7,683)
Net (Loss) Income	(22,489)	1,426	(21,063)
Less: Net Loss Attributable to Noncontrolling Interest	(3,080)	—	(3,080)
Net (Loss) Income Attributable to CONSOL Energy Inc. Shareholders	$(19,409)	$1,426	$(17,983)

Balance Sheet at June 30, 2020 (unaudited):

	Company and
	Restricted	Unrestricted
	Subsidiaries	Subsidiaries	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$32,893	$134	$33,027
Accounts and Notes Receivable
Trade Receivables, net	—	99,993	99,993
Other Receivables, net	27,089	747	27,836
Inventories	46,919	14,122	61,041
Prepaid Expenses and Other Assets	18,322	2,761	21,083
Total Current Assets	125,223	117,757	242,980
Property, Plant and Equipment:
Property, Plant and Equipment	4,062,898	1,001,044	5,063,942
Less-Accumulated Depreciation, Depletion and Amortization	2,402,098	594,233	2,996,331
Total Property, Plant and Equipment - Net	1,660,800	406,811	2,067,611
Other Assets:
Deferred Income Taxes	108,898	—	108,898
Right of Use Asset - Operating Leases	49,574	13,335	62,909
Other, net	70,488	13,246	83,734
Total Other Assets	228,960	26,581	255,541
TOTAL ASSETS	$2,014,983	$551,149	$2,566,132
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$48,223	$18,229	$66,452
Accounts (Recoverable) Payable - Related Parties	(4,731)	4,731	—
Current Portion of Long-Term Debt	58,162	8,763	66,925
Other Accrued Liabilities	203,744	36,782	240,526
Total Current Liabilities	305,398	68,505	373,903
Long-Term Debt:
Long-Term Debt, Related Party	(158,169)	158,169	—
Long-Term Debt	595,360	—	595,360
Finance Lease Obligations	17,874	5,666	23,540
Total Long-Term Debt	455,065	163,835	618,900
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	425,493	—	425,493
Pneumoconiosis Benefits	194,666	6,508	201,174
Asset Retirement Obligations	217,618	11,030	228,648
Workers' Compensation	57,378	3,811	61,189
Salary Retirement	38,947	—	38,947
Operating Lease Liability	36,377	9,102	45,479
Other	15,668	856	16,524
Total Deferred Credits and Other Liabilities	986,147	31,307	1,017,454
TOTAL LIABILITIES	1,746,610	263,647	2,010,257
Total CONSOL Energy Inc. Stockholders’ Equity	139,679	287,502	427,181
Noncontrolling Interest	128,694	—	128,694
TOTAL LIABILITIES AND EQUITY	$2,014,983	$551,149	$2,566,132

Income Statement for the Three Months Ended June 30, 2019 (unaudited):

	Company and
	Restricted	Unrestricted
	Subsidiaries	Subsidiaries	Consolidated
Revenue and Other Income:
Coal Revenue	$262,965	$87,655	$350,620
Terminal Revenue	16,708	—	16,708
Freight Revenue	2,890	964	3,854
Miscellaneous Other Income	(7,844)	20,038	12,194
Gain (Loss) on Sale of Assets	943	(10)	933
Total Revenue and Other Income	275,662	108,647	384,309
Costs and Expenses:
Operating and Other Costs	194,580	58,868	253,448
Depreciation, Depletion and Amortization	34,815	11,336	46,151
Freight Expense	2,890	964	3,854
Selling, General and Administrative Costs	13,335	2,953	16,288
Loss on Debt Extinguishment	1,500	—	1,500
Interest Expense, net	14,489	1,557	16,046
Total Costs and Expenses	261,609	75,678	337,287
Earnings Before Income Tax	14,053	32,969	47,022
Income Tax Benefit	(1,808)	—	(1,808)
Net Income	15,861	32,969	48,830
Less: Net Income Attributable to Noncontrolling Interest	5,550	—	5,550
Net Income Attributable to CONSOL Energy Inc. Shareholders	$10,311	$32,969	$43,280

Balance Sheet at December 31, 2019:

	Company and
	Restricted	Unrestricted
	Subsidiaries	Subsidiaries	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$79,717	$576	$80,293
Accounts and Notes Receivable
Trade Receivables, net	—	131,688	131,688
Other Receivables, net	39,412	1,572	40,984
Inventories	41,478	12,653	54,131
Prepaid Expenses and Other Assets	25,181	5,752	30,933
Total Current Assets	185,788	152,241	338,029
Property, Plant and Equipment:
Property, Plant and Equipment	4,023,282	984,898	5,008,180
Less-Accumulated Depreciation, Depletion and Amortization	2,344,777	571,238	2,916,015
Total Property, Plant and Equipment - Net	1,678,505	413,660	2,092,165
Other Assets:
Deferred Income Taxes	103,505	—	103,505
Right of Use Asset - Operating Leases	56,937	15,695	72,632
Other, net	74,015	13,456	87,471
Total Other Assets	234,457	29,151	263,608
TOTAL ASSETS	$2,098,750	$595,052	$2,693,802
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$79,140	$27,083	$106,223
Accounts (Recoverable) Payable - Related Parties	(1,419)	1,419	—
Current Portion of Long-Term Debt	45,020	5,252	50,272
Other Accrued Liabilities	196,314	39,455	235,769
Total Current Liabilities	319,055	73,209	392,264
Long-Term Debt:
Long-Term Debt, Related Party	(148,156)	148,156	—
Long-Term Debt	653,802	—	653,802
Finance Lease Obligations	7,391	1,645	9,036
Total Long-Term Debt	513,037	149,801	662,838
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	432,496	—	432,496
Pneumoconiosis Benefits	196,114	6,028	202,142
Asset Retirement Obligations	239,410	10,801	250,211
Workers' Compensation	57,583	3,611	61,194
Salary Retirement	49,930	—	49,930
Operating Lease Liability	43,906	11,507	55,413
Other	14,134	785	14,919
Total Deferred Credits and Other Liabilities	1,033,573	32,732	1,066,305
TOTAL LIABILITIES	1,865,665	255,742	2,121,407
Total CONSOL Energy Inc. Stockholders’ Equity	95,889	339,310	435,199
Noncontrolling Interest	137,196	—	137,196
TOTAL LIABILITIES AND EQUITY	$2,098,750	$595,052	$2,693,802

Income Statement for the Six Months Ended June 30, 2020 (unaudited):

	Company and
	Restricted	Unrestricted
	Subsidiaries	Subsidiaries	Consolidated
Revenue and Other Income:
Coal Revenue	$268,395	$89,370	$357,765
Terminal Revenue	32,399	—	32,399
Freight Revenue	4,674	1,558	6,232
Miscellaneous Other Income	20,665	29,441	50,106
Gain on Sale of Assets	7,315	—	7,315
Total Revenue and Other Income	333,448	120,369	453,817
Costs and Expenses:
Operating and Other Costs	254,917	73,764	328,681
Depreciation, Depletion and Amortization	77,650	23,448	101,098
Freight Expense	4,674	1,558	6,232
Selling, General and Administrative Costs	22,203	6,406	28,609
Gain on Debt Extinguishment	(16,833)	—	(16,833)
Interest Expense, net	25,984	4,409	30,393
Total Costs and Expenses	368,595	109,585	478,180
(Loss) Earnings Before Income Tax	(35,147)	10,784	(24,363)
Income Tax Benefit	(5,775)	—	(5,775)
Net (Loss) Income	(29,372)	10,784	(18,588)
Less: Net Loss Attributable to Noncontrolling Interest	(2,972)	—	(2,972)
Net (Loss) Income Attributable to CONSOL Energy Inc. Shareholders	$(26,400)	$10,784	$(15,616)

Income Statement for the Six Months Ended June 30, 2019 (unaudited):

	Company and
	Restricted	Unrestricted
	Subsidiaries	Subsidiaries	Consolidated
Revenue and Other Income:
Coal Revenue	$512,342	$170,781	$683,123
Terminal Revenue	34,526	—	34,526
Freight Revenue	7,887	2,629	10,516
Miscellaneous Other Income	4,137	21,349	25,486
Gain (Loss) on Sale of Assets	1,277	(5)	1,272
Total Revenue and Other Income	560,169	194,754	754,923
Costs and Expenses:
Operating and Other Costs	372,184	111,377	483,561
Depreciation, Depletion and Amortization	74,322	22,553	96,875
Freight Expense	7,887	2,629	10,516
Selling, General and Administrative Costs	30,698	7,513	38,211
Loss on Debt Extinguishment	24,643	—	24,643
Interest Expense, net	31,734	2,908	34,642
Total Costs and Expenses	541,468	146,980	688,448
Earnings Before Income Tax	18,701	47,774	66,475
Income Tax Benefit	(2,658)	—	(2,658)
Net Income	21,359	47,774	69,133
Less: Net Income Attributable to Noncontrolling Interest	11,418	—	11,418
Net Income Attributable to CONSOL Energy Inc. Shareholders	$9,941	$47,774	$57,715

NOTE 17—RELATED PARTY TRANSACTIONS:

Transactions with the Company's Former Parent (2017)

Transition Services Agreements

The Company entered into a transition services agreement (“TSA”) and certain other agreements in connection with the separation and distribution agreement with its former parent to cover certain continued corporate services provided by the Company and its former parent to each other following the completion of the separation and distribution. In connection with the separation and distribution, the Company began to set up its own corporate functions, and pursuant to the TSA, the Company's former parent provided various corporate support services, including certain accounting, human resources, information technology, office and building, risk, security, tax and treasury, building security and tax services, as well as certain regulatory compliance services required during the period in which the Company remained a majority-owned subsidiary of its former parent. The TSA expired in February 2019. The charges associated with these services were not material during the three and six months ended June 30, 2019, and were consistent with expenses that the Company's former parent had historically allocated or incurred with respect to such services.

Former Parent Receivables and Payables

The Company had a receivable from its former parent of $6,791 at December 31, 2019, which was recorded in Other Receivables on the Consolidated Balance Sheets. The balance of this receivable was collected during the six months ended June 30, 2020. This receivable relates to reimbursements per the terms of the separation and distribution agreement.

CONSOL Coal Resources LP

CONSOL Energy, certain of its subsidiaries and the Partnership are party to an Omnibus Agreement, dated September 30, 2016, as amended on November 28, 2017 (the “Omnibus Agreement”). Under the Omnibus Agreement, CONSOL Energy provides the Partnership with certain services in exchange for payments by the Partnership for those services.

On November 28, 2017, the Company entered into an Affiliated Company Credit Agreement with the Partnership and certain of its subsidiaries (the Partnership Credit Parties), as amended on June 5, 2020 (as amended, the “Affiliated Company Credit Agreement”), under which the Company provides as lender a revolving credit facility in an aggregate principal amount of up to $275 million to the Partnership Credit Parties. In connection with the completion of the separation, the Partnership drew an initial $201 million, the net proceeds of which were used to repay outstanding amounts under CCR's $400 million senior secured revolving credit facility with certain lenders and PNC Bank, National Association, as administrative agent (the “Original CCR Credit Facility”), to provide working capital for the Partnership following the separation and for other general corporate purposes. The Original CCR Credit Facility was then terminated.

On June 5, 2020, the Company amended the Affiliated Company Credit Agreement to provide eight quarters of financial covenant relaxation, effected a 50 basis points increase in the rate at which borrowings under the Affiliated Company Credit Agreement bear interest, and added additional conditions to be met for the covenants relating to general investments, investments in unrestricted subsidiaries, and distributions to equity holders of the Partnership. The Affiliated Company Credit Agreement has a maturity date of December 28, 2024. Interest accrues at a rate ranging from 4.25% to 5.25%, subject to the Partnership's net leverage ratio. For the three months ended June 30, 2020 and 2019, $2,163 and $1,971 of interest was incurred under the Affiliated Company Credit Agreement, respectively. For the six months ended June 30, 2020 and 2019, $4,277 and $3,766 of interest was incurred under the Affiliated Company Credit Agreement, respectively. The collateral obligations under the Affiliated Company Credit Agreement generally mirror the Original CCR Credit Facility, as does the list of entities that will act as guarantors thereunder. The Affiliated Company Credit Agreement is subject to financial covenants relating to a maximum first lien gross leverage ratio and a maximum total net leverage ratio, which will be calculated on a consolidated basis for the Partnership and its restricted subsidiaries at the end of each fiscal quarter. The Partnership was in compliance with each of these financial covenants at June 30, 2020. The Affiliated Company Credit Agreement also contains a number of customary affirmative covenants and negative covenants, including limitations on the ability of the Partnership to incur additional indebtedness, grant liens, and make investments, acquisitions, dispositions, restricted payments, and prepayments of junior indebtedness (subject to certain limited exceptions).

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

Charges for services from the Company to CCR include the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Operating and Other Costs	$856	$767	$1,709	$1,530
Selling, General and Administrative Costs	1,864	1,974	4,657	5,030
Total Services from CONSOL Energy	$2,720	$2,741	$6,366	$6,560

Operating and Other Costs include pension service costs and insurance expenses. Selling, General and Administrative Costs include charges for incentive compensation, an annual administrative support fee and reimbursement for the provision of certain management and operating services provided by the Company.

At June 30, 2020 and December 31, 2019, CCR had a net payable to the Company in the amount of $4,731 and $1,419, respectively. This payable includes reimbursements for business expenses, executive fees, stock-based compensation and other items under the Omnibus Agreement.

In May 2019, CONSOL Energy Inc.'s Board of Directors approved an expansion of the stock, unit and debt repurchase program (see Note 18 - Stock, Unit and Debt Repurchases). The program expansion allows the Company to use up to $50 million of the program to purchase CCR's outstanding common units in the open market. None of the Partnership's common units were purchased under this program during the three and six months ended June 30, 2020. During the three and six months ended June 30, 2019, 6,884 of the Partnership's common units were purchased under this program at an average price of $17.35 per unit.

NOTE 18—STOCK, UNIT AND DEBT REPURCHASES:

In December 2017, CONSOL Energy’s Board of Directors approved a program to repurchase, from time to time, the Company’s outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025, in an aggregate amount of up to $50 million through the period ending June 30, 2019. The program was subsequently amended by CONSOL Energy’s Board of Directors in July 2018 to allow up to $100 million of repurchases of the Company’s common stock or its 11.00% Senior Secured Second Lien Notes due 2025, subject to certain limitations in the Company’s current credit agreement and the TMA. The Company’s Board of Directors also authorized the Company to use up to $25 million of the program to purchase CONSOL Coal Resources LP’s outstanding common units in the open market. In May 2019, CONSOL Energy's Board of Directors approved an expansion of the program in the amount of $75 million, bringing the aggregate limit of the program to $175 million. The May 2019 expansion also increased the aggregate limit of the amount of CCR's common units that can be purchased under the program to $50 million, which is consistent with the Company's credit facility covenants that prohibit the Company from using more than $50 million for the purchase of CCR's outstanding common units. The Company's Board of Directors also approved extending the termination date of the program from June 30, 2019 to June 30, 2020. In July 2019, CONSOL Energy's Board of Directors approved an expansion of the program in the amount of $25 million, bringing the aggregate limit of the Company's stock, unit and debt repurchase program to $200 million. In May 2020, CONSOL Energy's Board of Directors approved an expansion of the program in the amount of $70 million, bringing the aggregate limit of the Company's stock, unit and debt repurchase program to $270 million. The Company's Board of Directors also approved extending the termination date of the program from June 30, 2020 to June 30, 2022.

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

During the six months ended June 30, 2020 and 2019, the Company repurchased approximately $43,176 and $19,320 of its 11.00% Senior Secured Second Lien Notes due 2025, respectively. No common shares were repurchased and no common Partnership units were purchased under this program during the six months ended June 30, 2020. During the six months ended June 30, 2019, the Company repurchased and retired 351,443 shares of the Company's common stock at an average price of $27.18 per share, and 6,884 of the Partnership's common units were purchased at an average price of $17.35 per unit.

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

COVID-19 Update

The Company is monitoring the impact of the COVID-19 pandemic (“COVID-19”) and has taken, and will continue to take, steps to mitigate the potential risks and impact on the Company and its employees. The health and safety of our employees is paramount.  In response to two employees testing positive for COVID-19, the Company temporarily curtailed production at the Bailey Mine for two weeks at the end of March. Second quarter production began at Bailey on April 13, 2020. The Company continues to monitor the health and safety of its employees closely in order to limit potential risks to our employees, contractors, family members and the community.

We are considered a critical infrastructure company by the U.S. Department of Homeland Security. As a result, we were exempt from Pennsylvania Governor Tom Wolf's executive order, issued in March 2020, closing all businesses that are not life sustaining. The unprecedented decline in coal demand that began in the first quarter continued through the second quarter of 2020 and into the third quarter of 2020, driven by widespread government-imposed lockdowns caused by COVID-19. In response to the decline in demand for our coal as a result of COVID-19, we announced on April 14, 2020 that we temporarily idled production at the Enlow Fork Mine. We also temporarily idled production at the Bailey Mine on May 2, 2020. Limited production began again at the Bailey Mine on June 8, 2020. This decline in coal demand has negatively impacted our operational, sales and financial performances year-to-date and we expect that this negative impact will continue as the pandemic continues.

While some government-imposed shut-downs of non-essential businesses in the United States and abroad have been phased out, there is a possibility that such shut-downs may be re-imposed after being lifted if COVID-19 experiences a resurgence. We expect that depressed domestic and international demand for our coal will continue for so long as there are widespread, government-imposed shut-downs of business activity. Depressed demand for our coal may also result from a general recession or reduction in overall business activity caused by COVID-19. Additionally, some of our customers have already attempted, and may in the future attempt, to invoke force majeure or similar provisions in the contracts they have in place with us in order to avoid taking possession of and paying us for our coal that they are contractually obligated to purchase. Sustained decrease in demand for our coal and the failure of our customers to purchase coal from us that they are obligated to purchase pursuant to existing contracts would have a material adverse effect on our results of operations and financial condition. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. We expect this matter to negatively impact our results of operations, cash flows and financial condition. Due to the current level of uncertainty over the economic and operational impacts of COVID-19, the Company withdrew its previously announced operational and financial guidance for 2020 in the first quarter. The Company will continue to take steps it believes are appropriate to mitigate the impacts of COVID-19 on its operations, liquidity and financial condition.

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

•

CCR Ownership: CONSOL Energy owns, directly or indirectly, through CCR's general partner, 61.4% of the partnership, which is comprised of a 1.7% general partner interest and a 59.7% limited partner interest. At June 30, 2020, CCR's assets included a 25% undivided interest in, and full operational control over, the PAMC.

•

CONSOL Marine Terminal: Through our subsidiary CONSOL Marine Terminals LLC, we provide coal export terminal services through the Port of Baltimore. The terminal can either store coal or load coal directly into vessels from rail cars. It is also the only major east coast United States coal terminal served by two railroads, Norfolk Southern Corporation and CSX Transportation Inc.

•

Itmann Mine: Construction of the Itmann Mine, located in Wyoming County, West Virginia, began in the second half of 2019 and development mining began in April 2020. Full production from the mine is expected upon completion of a new preparation plant, and the pace of construction is dependent upon conditions in the coal sales market. When fully operational, the Company anticipates approximately 900 thousand tons per year of high-quality, low-vol coking coal capacity.

•	Greenfield Reserves: We own approximately 1.5 billion tons of high-quality, undeveloped coal reserves located in NAPP, CAPP and the ILB.

These low-cost assets and the diverse markets they serve provide us opportunities to generate cash across a wide variety of demand and pricing scenarios. The three mines at the PAMC, which include the Bailey, Enlow Fork and Harvey mines, produce coal from the Pittsburgh No. 8 Coal Seam using longwall mining, a highly automated underground mining technique that produces large volumes of coal at lower costs compared to alternative mining methods. These three mines collectively operate five longwalls, and the production from all three mines is processed at a single, centralized preparation plant, which is connected via conveyor belts to each mine. The Central Preparation Plant, which can clean and process up to 8,200 raw tons of coal per hour, provides economies of scale while also maintaining the ability to segregate and blend coal based on quality. This infrastructure enables us to tailor our production levels and quality specifications to meet market demands. It also results in a highly productive, low-cost operation as compared to other NAPP coal mines. In 2019, the PAMC operated three of the top four most productive longwall mines in NAPP. For the year ending December 31, 2019, productivity averaged 7.10 tons of coal per employee hour, compared with an average of 5.28 tons per employee hour for all other currently-operating NAPP longwalls. Our high productivity helps drive a low-cost structure. Our efficiency strengthens our margins throughout the commodity cycle, and has allowed us to continue to generate positive margins even in challenging pricing environments.

Coal from the PAMC is versatile in that it can be sold either domestically or abroad, in the thermal coal market or as a crossover product in the high-volatile metallurgical coal market. We have a well-established and diverse customer base, comprised primarily of domestic electric-power-producing companies located in the eastern United States. While we are fully contracted for 2020 and approximately 49% contracted for 2021 assuming a 26 million ton production run rate, we face significant uncertainties given the ongoing economic slowdown due to the COVID-19 pandemic-related shutdowns. Similar to the first half of 2020, we will continue to collaborate with our customers to manage the contractual obligations we both have, which could result in some additional 2020 contracted volumes being bought out or deferred.

Q2 2020 Highlights:

•	Contract buyout revenue of $30.1 million
•	Successfully negotiated an amendment to the Company's credit agreement, which provides eight quarters of covenant relaxation
•	Total liquidity of $346 million at the end of Q2 2020
•	No borrowings on revolving credit facility; and
•	Operating protocols in place for COVID-19-related response, focused on enhanced sanitation and mitigating the risk of spread

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total Costs and Expenses	$191,307	$337,287	$478,180	$688,448
Freight Expense	(3,085)	(3,854)	(6,232)	(10,516)
Selling, General and Administrative Costs	(10,939)	(16,288)	(28,609)	(38,211)
(Loss) Gain on Debt Extinguishment	—	(1,500)	16,833	(24,643)
Interest Expense, net	(14,722)	(16,046)	(30,393)	(34,642)
Other Costs (Non-Production)	(56,831)	(23,277)	(77,713)	(54,070)
Depreciation, Depletion and Amortization (Non-Production)	(16,521)	(2,841)	(25,884)	(11,006)
Cost of Coal Sold	$89,209	$273,481	$326,182	$515,360
Depreciation, Depletion and Amortization (Production)	(29,634)	(43,310)	(75,214)	(85,869)
Cash Cost of Coal Sold	$59,575	$230,171	$250,968	$429,491

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total Coal Revenue (PAMC Segment)	$102,026	$350,620	$357,478	$683,123
Operating and Other Costs	116,406	253,448	328,681	483,561
Less: Other Costs (Non-Production)	(56,831)	(23,277)	(77,713)	(54,070)
Total Cash Cost of Coal Sold	59,575	230,171	250,968	429,491
Add: Depreciation, Depletion and Amortization	46,155	46,151	101,098	96,875
Less: Depreciation, Depletion and Amortization (Non-Production)	(16,521)	(2,841)	(25,884)	(11,006)
Total Cost of Coal Sold	$89,209	$273,481	$326,182	$515,360
Total Tons Sold (in millions)	2.3	7.4	8.2	14.1
Average Revenue per Ton Sold	$43.82	$47.53	$43.34	$48.41
Average Cash Cost of Coal Sold per Ton	25.90	31.07	30.55	30.42
Depreciation, Depletion and Amortization Costs per Ton Sold	12.42	6.00	9.00	6.10
Average Cost of Coal Sold per Ton	38.32	37.07	39.55	36.52
Average Margin per Ton Sold	5.50	10.46	3.79	11.89
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	12.42	6.00	9.00	6.10
Average Cash Margin per Ton Sold	$17.92	$16.46	$12.79	$17.99

Results of Operations

Three Months Ended June 30, 2020 Compared with the Three Months Ended June 30, 2019

Net (Loss) Income Attributable to CONSOL Energy Inc. Shareholders

CONSOL Energy reported a net loss attributable to CONSOL Energy Inc. shareholders of $18 million for the three months ended June 30, 2020, compared to net income attributable to CONSOL Energy Inc. shareholders of $43 million for the three months ended June 30, 2019.

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

The PAMC division had a loss before income tax of $22 million for the three months ended June 30, 2020, compared to earnings before income tax of $62 million for the three months ended June 30, 2019. Variances are discussed below.

	For the Three Months Ended
	June 30,
(in millions)	2020	2019	Variance
Revenue:
Coal Revenue	$102	$351	$(249)
Freight Revenue	3	4	(1)
Miscellaneous Other Income	30	4	26
Total Revenue and Other Income	135	359	(224)
Cost of Coal Sold:
Operating Costs	59	230	(171)
Depreciation, Depletion and Amortization	30	43	(13)
Total Cost of Coal Sold	89	273	(184)
Other Costs:
Other Costs	39	3	36
Depreciation, Depletion and Amortization	17	2	15
Total Other Costs	56	5	51
Freight Expense	3	4	(1)
Selling, General and Administrative Costs	8	15	(7)
Interest Expense, net	1	—	1
Total Costs and Expenses	157	297	(140)
(Loss) Earnings Before Income Tax	$(22)	$62	$(84)

Coal Production

The table below presents total tons produced (in thousands) from the Pennsylvania Mining Complex for the periods indicated:

	For the Three Months Ended June 30,
Mine	2020	2019	Variance
Bailey	1,007	3,227	(2,220)
Enlow Fork	243	2,461	(2,218)
Harvey	1,136	1,536	(400)
Total	2,386	7,224	(4,838)

Coal production was 2.4 million tons for the three months ended June 30, 2020, compared to 7.2 million tons for the three months ended June 30, 2019. The PAMC division's coal production decreased primarily due to the temporary idling of longwalls at the Bailey and Enlow Fork mines in response to a decline in global demand due to the COVID-19 pandemic. The widespread global shut-downs significantly reduced electricity consumption and, therefore, demand for the Company's coal.

Coal Operations

The PAMC division's coal revenue and cost components on a per unit basis for the three months ended June 30, 2020 and 2019 are detailed in the table below. The PAMC division's operations also include various costs such as selling, general and administrative, freight and other costs not included in the unit cost analysis because these costs are not directly associated with coal production.

	For the Three Months Ended June 30,
	2020	2019	Variance
Total Tons Sold (in millions)	2.3	7.4	(5.1)
Average Revenue per Ton Sold	$43.82	$47.53	$(3.71)

Average Cash Cost of Coal Sold per Ton (1)	$25.90	$31.07	$(5.17)
Depreciation, Depletion and Amortization Costs per Ton Sold (Non-Cash Cost)	12.42	6.00	6.42
Average Cost of Coal Sold per Ton (1)	$38.32	$37.07	$1.25
Average Margin per Ton Sold	$5.50	$10.46	$(4.96)
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	12.42	6.00	6.42
Average Cash Margin per Ton Sold (1)	$17.92	$16.46	$1.46

(1) Average cash cost of coal sold per ton and average cost of coal sold per ton are non-GAAP measures and average cash margin per ton sold is an operating ratio derived from non-GAAP measures. See “How We Evaluate Our Operations - Reconciliation of Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to the most directly comparable GAAP measures.

Coal Revenue

Coal revenue was $102 million for the three months ended June 30, 2020, compared to $351 million for the three months ended June 30, 2019. Total tons sold decreased in the period-to-period comparison in response to weakened customer demand due to the COVID-19 pandemic and, in response, the widespread government-imposed shut-downs, which have significantly reduced electricity consumption and, therefore, demand for the Company's coal. The decrease in customer demand and the overall decline in power markets resulted in lower pricing received on the Company's sales contracts.

Freight Revenue and Freight Expense

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services. Freight revenue is completely offset by freight expense. Freight revenue and freight expense were both $3 million for the three months ended June 30, 2020, compared to $4 million for the three months ended June 30, 2019. The $1 million decrease was due to decreased shipments to customers where the Company was contractually obligated to provide transportation services.

Miscellaneous Other Income

Miscellaneous other income was $30 million for the three months ended June 30, 2020, compared to $4 million for the three months ended June 30, 2019. The $26 million increase was primarily the result of additional customer contract buyouts in the three months ended June 30, 2020, offset, in part, by a decrease in sales of externally purchased coal to blend and resell. These partial contract buyouts involved negotiations to reduce coal quantities of several customer contracts in exchange for payment of certain fees to the Company, and do not impact forward contract terms.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. The costs of coal sold include items such as direct operating costs, royalties and production taxes, direct administration costs and depreciation, depletion, and amortization costs on production assets. Total cost of coal sold was $89 million for the three months ended June 30, 2020, or $184 million lower than the $273 million for the three months ended June 30, 2019. Average cost of coal sold per ton was $38.32 for the three months ended June 30, 2020, compared to $37.07 for the three months ended June 30, 2019. The decrease in the total cost of coal sold was primarily driven by decreased production activity during the three months ended June 30, 2020, mainly in response to weakened commodity markets. On a per unit basis, the decreased production resulted in an overall increase in the average cost of coal sold per ton.

Other Costs

Other costs include items that are assigned to the PAMC division but are not included in unit costs, such as idle mine costs, coal reserve holding costs and purchased coal costs. Total other costs increased $51 million in the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase was primarily attributable to $46 million in costs related to the temporary idling of longwalls at the Bailey and Enlow Fork mines during the three months ended June 30, 2020 due to the COVID-19 pandemic and, in response, the widespread government-imposed shutdowns, which have significantly reduced electricity consumption and, therefore, demand for the Company's coal.

Selling, General, and Administrative Costs

The amount of selling, general and administrative costs related to the PAMC division was $8 million for the three months ended June 30, 2020, compared to $15 million for the three months ended June 30, 2019. The $7 million decrease in the period-to-period comparison was primarily related to several initiatives launched by management to reduce costs, including compensation reductions, curtailment of discretionary expenses and headcount management.

Interest Expense, net

Interest expense, net of amounts capitalized, primarily relates to obligations under various finance leases entered into during the three months ended June 30, 2020. No such transactions occurred during the three months ended June 30, 2019.

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

Other business activities had a loss before income tax of $7 million for the three months ended June 30, 2020, compared to a loss before income tax of $15 million for the three months ended June 30, 2019. Variances are discussed below.

	For the Three Months Ended
	June 30,
(in millions)	2020	2019	Variance
Revenue:
Terminal Revenue	$16	$17	$(1)
Miscellaneous Other Income	4	8	(4)
Gain on Sale of Assets	7	1	6
Total Revenue and Other Income	27	26	1
Other Costs and Expenses:
Operating and Other Costs	18	21	(3)
Depreciation, Depletion and Amortization	(1)	1	(2)
Selling, General and Administrative Costs	3	1	2
Loss on Debt Extinguishment	—	2	(2)
Interest Expense, net	14	16	(2)
Total Other Costs and Expenses	34	41	(7)
Loss Before Income Tax	$(7)	$(15)	$8

Terminal Revenue

Terminal revenue consists of sales from the CONSOL Marine Terminal, which is located in the Port of Baltimore, Maryland and provides access to international coal markets. CONSOL Marine Terminal revenue was $16 million for the three months ended June 30, 2020, compared to $17 million for the three months ended June 30, 2019. The $1 million decrease in the period-to-period comparison was primarily attributable to a decrease in revenues associated with throughput tons and services not covered by the Company's take-or-pay contract.

Miscellaneous Other Income

Miscellaneous other income was $4 million for the three months ended June 30, 2020, compared to $8 million for the three months ended June 30, 2019. The change is due to the following items:

	For the Three Months Ended June 30,
(in millions)	2020	2019	Variance
Royalty Income - Non-Operated Coal	$3	$6	$(3)
Interest Income	—	1	(1)
Rental Income	—	1	(1)
Other Income	1	—	1
Total Miscellaneous Other Income	$4	$8	$(4)

Gain on Sale of Assets

Gain on sale of assets increased $6 million in the period-to-period comparison primarily due to the sale of various gas wells and the related equipment during the three months ended June 30, 2020.

Operating and Other Costs

Operating and other costs were $18 million for the three months ended June 30, 2020, compared to $21 million for the three months ended June 30, 2019. Operating and other costs decreased in the period-to-period comparison due to the following items:

	For the Three Months Ended June 30,
(in millions)	2020	2019	Variance
Terminal Operating Costs	$4	$5	$(1)
Employee-Related Legacy Liability Expense	6	9	(3)
Coal Reserve Holding Costs	1	—	1
Lease Rental Expense	—	2	(2)
Closed and Idle Mines	1	1	—
Other	6	4	2
Total Operating and Other Costs	$18	$21	$(3)

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased $2 million in the period-to-period comparison due to current quarter adjustments to the Company's asset retirement obligations based on current projected cash outflows.

Selling, General and Administrative Costs

Selling, general and administrative costs are allocated to the Company's Other division based on a percentage of total revenue, a percentage of total projected capital expenditures and a percentage of resources utilized. The increase of $2 million is a result of increases in the portion of selling, general and administrative expenses allocated to the Other division due to increased activity in the most recent quarter at the Itmann Mine and other business development activities, such as coal-to-products development.

Loss on Debt Extinguishment

Loss on debt extinguishment of $2 million was recognized in the three months ended June 30, 2019 due to the open market repurchases of the Company's 11.00% Senior Secured Second Lien Notes due 2025. No such repurchases were made in the three months ended June 30, 2020.

Interest Expense, net

Interest expense, net of amounts capitalized, is comprised of interest on the Company's Senior Secured Credit Facilities, the 11.00% Senior Secured Second Lien Notes due 2025 and the 5.75% MEDCO Revenue Bonds. Interest expense, net of amounts capitalized, decreased $2 million in the period-to-period comparison, primarily related to repurchases of the Company's 11.00% Senior Secured Second Lien Notes due 2025 during the three months ended June 30, 2019, totaling approximately $12 million (see Note 18 - Stock, Unit and Debt Repurchases in the Notes to the Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).

Six Months Ended June 30, 2020 Compared with the Six Months Ended June 30, 2019

Net (Loss) Income Attributable to CONSOL Energy Inc. Shareholders

CONSOL Energy reported a net loss attributable to CONSOL Energy Inc. shareholders of $16 million for the six months ended June 30, 2020, compared to net income attributable to CONSOL Energy Inc. shareholders of $58 million for the six months ended June 30, 2019.

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

The PAMC division had a loss before income tax of $11 million for the six months ended June 30, 2020, compared to earnings before income tax of $126 million for the six months ended June 30, 2019. Variances are discussed below.

	For the Six Months Ended
	June 30,
(in millions)	2020	2019	Variance
Revenue:
Coal Revenue	$358	$683	$(325)
Freight Revenue	6	11	(5)
Miscellaneous Other Income	41	9	32
Total Revenue and Other Income	405	703	(298)
Cost of Coal Sold:
Operating Costs	251	429	(178)
Depreciation, Depletion and Amortization	75	86	(11)
Total Cost of Coal Sold	326	515	(189)
Other Costs:
Other Costs	40	11	29
Depreciation, Depletion and Amortization	20	4	16
Total Other Costs	60	15	45
Freight Expense	6	11	(5)
Selling, General and Administrative Costs	23	36	(13)
Interest Expense, net	1	—	1
Total Costs and Expenses	416	577	(161)
(Loss) Earnings Before Income Tax	$(11)	$126	$(137)

Coal Production

The table below presents total tons produced (in thousands) from the Pennsylvania Mining Complex for the periods indicated:

	For the Six Months Ended June 30,
Mine	2020	2019	Variance
Bailey	3,811	6,173	(2,362)
Enlow Fork	2,618	5,292	(2,674)
Harvey	1,930	2,608	(678)
Total	8,359	14,073	(5,714)

Coal production was 8.4 million tons for the six months ended June 30, 2020, compared to 14.1 million tons for the six months ended June 30, 2019. The PAMC division's coal production decreased primarily due to the temporary idling of longwalls at the Bailey and Enlow Fork mines. This was mainly in response to weakened customer demand as a result of a warmer than normal winter, followed by a decline in global demand due to the COVID-19 pandemic and, in response, the widespread government-imposed shut-downs, which have significantly reduced electricity consumption and, therefore, demand for the Company's coal.

Coal Operations

The PAMC division's coal revenue and cost components on a per unit basis for the six months ended June 30, 2020 and 2019 are detailed in the table below. The PAMC division's operations also include various costs such as selling, general and administrative, freight and other costs not included in the unit cost analysis because these costs are not directly associated with coal production.

	For the Six Months Ended June 30,
	2020	2019	Variance
Total Tons Sold (in millions)	8.2	14.1	(5.9)
Average Revenue per Ton Sold	$43.34	$48.41	$(5.07)

Average Cash Cost of Coal Sold per Ton (1)	$30.55	$30.42	$0.13
Depreciation, Depletion and Amortization Costs per Ton Sold (Non-Cash Cost)	9.00	6.10	2.90
Average Cost of Coal Sold per Ton (1)	$39.55	$36.52	$3.03
Average Margin per Ton Sold	$3.79	$11.89	$(8.10)
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	9.00	6.10	2.90
Average Cash Margin per Ton Sold (1)	$12.79	$17.99	$(5.20)

(1) Average cash cost of coal sold per ton and average cost of coal sold per ton are non-GAAP measures and average cash margin per ton sold is an operating ratio derived from non-GAAP measures. See “How We Evaluate Our Operations - Reconciliation of Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to the most directly comparable GAAP measures.

Coal Revenue

Coal revenue was $358 million for the six months ended June 30, 2020, compared to $683 million for the six months ended June 30, 2019. Total tons sold decreased in the period-to-period comparison in response to weakened customer demand due to a warmer than normal winter followed by the COVID-19 pandemic and, in response, the widespread government-imposed shut-downs, which have significantly reduced electricity consumption and, therefore, demand for the Company's coal. The decrease in customer demand resulted in lower pricing received on the Company's sales contracts.

Freight Revenue and Freight Expense

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services. Freight revenue is completely offset by freight expense. Freight revenue and freight expense were both $6 million for the six months ended June 30, 2020, compared to $11 million for the six months ended June 30, 2019. The $5 million decrease was due to decreased shipments to customers where the Company was contractually obligated to provide transportation services.

Miscellaneous Other Income

Miscellaneous other income was $41 million for the six months ended June 30, 2020, compared to $9 million for the six months ended June 30, 2019. The $32 million increase was primarily the result of additional customer contract buyouts in the six months ended June 30, 2020, offset, in part, by a decrease in sales of externally purchased coal to blend and resell. These partial contract buyouts involved negotiations to reduce coal quantities of several customer contracts in exchange for payment of certain fees to the Company, and do not impact forward contract terms.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. The costs of coal sold include items such as direct operating costs, royalties and production taxes, direct administration costs and depreciation, depletion, and amortization costs on production assets. Total cost of coal sold was $326 million for the six months ended June 30, 2020, or $189 million lower than the $515 million for the six months ended June 30, 2019. Average cost of coal sold per ton was $39.55 for the six months ended June 30, 2020, compared to $36.52 for the six months ended June 30, 2019. The decrease in the total cost of coal sold was primarily driven by decreased production activity during the six months ended June 30, 2020, mainly in response to weakened commodity markets. On a per unit basis, the decreased production resulted in an overall increase in the average cost of coal sold per ton.

Other Costs

Other costs include items that are assigned to the PAMC division but are not included in unit costs, such as idle mine costs, coal reserve holding costs and purchased coal costs. Total other costs increased $45 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase was primarily attributable to the temporary idling of longwalls at the Bailey and Enlow Fork mines due to the COVID-19 pandemic and, in response, the widespread government-imposed shutdowns, which have significantly reduced electricity consumption and power prices and, therefore, demand for the Company's coal.

Selling, General, and Administrative Costs

The amount of selling, general and administrative costs related to the PAMC division was $23 million for the six months ended June 30, 2020, compared to $36 million for the six months ended June 30, 2019. The $13 million decrease in the period-to-period comparison was primarily related to reduced expense under the Company's Performance Incentive Plan, as well as several initiatives launched by management to reduce costs, including compensation reductions, curtailment of discretionary expenses and headcount management.

Interest Expense, net

Interest expense, net of amounts capitalized, primarily relates to obligations under various finance leases entered into during the six months ended June 30, 2020. No such transactions occurred during the six months ended June 30, 2019.

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

Other business activities had a loss before income tax of $13 million for the six months ended June 30, 2020, compared to a loss before income tax of $60 million for the six months ended June 30, 2019. Variances are discussed below.

	For the Six Months Ended
	June 30,
(in millions)	2020	2019	Variance
Revenue:
Terminal Revenue	$32	$35	$(3)
Miscellaneous Other Income	10	16	(6)
Gain on Sale of Assets	7	1	6
Total Revenue and Other Income	49	52	(3)
Other Costs and Expenses:
Operating and Other Costs	38	43	(5)
Depreciation, Depletion and Amortization	6	7	(1)
Selling, General and Administrative Costs	6	2	4
(Gain) Loss on Debt Extinguishment	(17)	25	(42)
Interest Expense, net	29	35	(6)
Total Other Costs and Expenses	62	112	(50)
Loss Before Income Tax	$(13)	$(60)	$47

Terminal Revenue

Terminal revenue consists of sales from the CONSOL Marine Terminal, which is located in the Port of Baltimore, Maryland and provides access to international coal markets. CONSOL Marine Terminal revenue was $32 million for the six months ended June 30, 2020, compared to $35 million for the six months ended June 30, 2019. The $3 million decrease in the period-to-period comparison was primarily attributable to a decrease in revenues associated with throughput tons not covered by the Company's take-or-pay contract.

Miscellaneous Other Income

Miscellaneous other income was $10 million for the six months ended June 30, 2020, compared to $16 million for the six months ended June 30, 2019. The change is due to the following items:

	For the Six Months Ended June 30,
(in millions)	2020	2019	Variance
Royalty Income - Non-Operated Coal	$7	$12	$(5)
Property Easements and Option Income	1	1	—
Rental Income	1	1	—
Interest Income	—	2	(2)
Other Income	1	—	1
Total Miscellaneous Other Income	$10	$16	$(6)

Gain on Sale of Assets

Gain on sale of assets increased $6 million in the period-to-period comparison primarily due to the sale of various gas wells and the related equipment during the six months ended June 30, 2020.

Operating and Other Costs

Operating and other costs were $38 million for the six months ended June 30, 2020, compared to $43 million for the six months ended June 30, 2019. Operating and other costs decreased in the period-to-period comparison due to the following items:

	For the Six Months Ended June 30,
(in millions)	2020	2019	Variance
Terminal Operating Costs	$9	$11	$(2)
Employee-Related Legacy Liability Expense	13	19	(6)
Coal Reserve Holding Costs	2	—	2
Lease Rental Expense	—	3	(3)
Closed and Idle Mines	2	2	—
Litigation Expense	—	3	(3)
Bank Fees	1	1	—
Other	11	4	7
Total Operating and Other Costs	$38	$43	$(5)

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased $1 million in the period-to-period comparison due to current quarter adjustments to the Company's asset retirement obligations based on current projected cash outflows.

Selling, General and Administrative Costs

Selling, general and administrative costs are allocated to the Company's Other division based on a percentage of total revenue, a percentage of total projected capital expenditures and a percentage of resources utilized. The increase of $4 million is a result of increases in the portion of selling, general and administrative expenses allocated to the Other division due to increased activity in the most recent quarter at the Itmann Mine and other business development activities, such as coal-to-products development.

(Gain) Loss on Debt Extinguishment

Gain on debt extinguishment of $17 million was recognized in the six months ended June 30, 2020 due to the open market repurchases of the Company's 11.00% Senior Secured Second Lien Notes due 2025, which traded well below par value.

Loss on debt extinguishment of $25 million was recognized in the six months ended June 30, 2019 due to the open market repurchases of the Company's 11.00% Senior Secured Second Lien Notes due 2025, the $110 million required repayment on the Term Loan B Facility, and the refinancing of the Company's Revolving Credit Facility, Term Loan A Facility and Term Loan B Facility. See Note 12 - Long-Term Debt in the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information.

Interest Expense, net

Interest expense, net of amounts capitalized, is comprised of interest on the Company's Senior Secured Credit Facilities, the 11.00% Senior Secured Second Lien Notes due 2025 and the 5.75% MEDCO Revenue Bonds. Interest expense, net of amounts capitalized, decreased $6 million in the period-to-period comparison, primarily related to the $110 million required repayment on the Term Loan B Facility, as well as the refinancing of the Company's Revolving Credit Facility, Term Loan A Facility and Term Loan B Facility, both of which occurred during the first quarter of 2019. The decrease is also attributable to repurchases of the Company's 11.00% Senior Secured Second Lien Notes due 2025 during the six months ended June 30, 2020 and 2019, totaling approximately $43 million and $19 million, respectively (see Note 18 - Stock, Unit and Debt Repurchases in the Notes to the Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).

Liquidity and Capital Resources

CONSOL Energy's potential sources of liquidity include cash generated from operations, cash on hand, borrowings under the revolving credit facility and securitization facility (which are discussed below), and, if necessary, the ability to issue additional equity or debt securities. The Company believes that cash generated from these sources should be sufficient to meet its short-term working capital requirements, long-term capital expenditure requirements, and debt servicing obligations, as well as to provide required letters of credit.

The demand for coal experienced unprecedented decline toward the end of the first quarter of 2020, which continued through the second quarter of 2020 and into the third quarter of 2020, driven by widespread government-imposed lockdowns caused by the COVID-19 pandemic. This decline in coal demand has negatively impacted our operational, sales and financial performances year-to-date and we expect that this negative impact will continue as the pandemic continues. During the quarter, the Company successfully negotiated an amendment to its credit agreement, which provides eight quarters of covenant relaxation. Also during the quarter, the Company made repayments of $7 million, $6 million and $1 million on its finance leases, Term Loan A Facility and Term Loan B Facility, respectively. As of June 30, 2020, our total liquidity was $346 million, including $33 million of cash and cash equivalents. As of June 30, 2020, our $400 million revolving credit facility has no borrowings and is currently only used for providing letters of credit with $88 million issued.

While some government-imposed shut-downs of non-essential businesses in the United States and abroad have been phased out, there is a possibility that such shut-downs may be re-imposed if COVID-19 experiences a resurgence. We expect that depressed demand for our coal will continue for so long as there is a widespread, government-imposed shut-down of business activity. Depressed demand for our coal may also result from a general recession or reduction in overall business activity caused by COVID-19. Additionally, some of our customers have already attempted, and may in the future attempt, to invoke force majeure or similar provisions in the contracts they have in place with us in order to avoid taking possession of and paying us for our coal that they are contractually obligated to purchase. Sustained decrease in demand for our coal and the failure of our customers to purchase coal from us that they are obligated to purchase pursuant to existing contracts would have a material adverse effect on our results of operations and financial condition. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. We expect this matter to negatively impact our results of operations, cash flows and financial condition. The Company will continue to take the appropriate steps to mitigate the impact on the Company's operations, liquidity and financial condition.

During the first quarter, the Company withdrew its previously announced operational and financial guidance for 2020. On April 14, 2020, the Company announced the temporary idling of the Enlow Fork Mine due to the weakness in coal demand and economic slowdown related to the pandemic. The temporary idling of the Bailey Mine was announced on May 2, 2020, and limited production resumed at the Bailey Mine on June 8, 2020. Cost containment and capital expenditure reductions remain the focus as volume opportunities remain limited in the near term.

In March 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law. The CARES Act has various liquidity boosting provisions that affect the Company related to income taxes and employee taxes. The Company has evaluated the various provisions, particularly the increased amount of deductible interest from 30% of adjusted taxable income to 50% for tax years 2019 and 2020. This is expected to reduce the Company's cash burden for 2019 and 2020, resulting in additional free cash flow. In addition to a decrease in the cash paid for income taxes, the Company has deferred the payment of its portion of Social Security payroll taxes in accordance with the provisions of the CARES Act. Also, during the second quarter of 2020, the Company is entitled to approximately $2 million in payroll retention credits in accordance with the provisions of the CARES Act. These sources of cash flow will aid in reducing uncertainty over the economic and operational impacts of COVID-19.

The Company expects to maintain adequate liquidity through its operating cash flow and revolving credit facility to fund its working capital and capital expenditures requirements. The Company's cash flow from operations in 2020 is supported by its contracted position and ongoing cost and capital control measures. While the Company experienced delays in collections of accounts receivable in 2019, the COVID-related decline in demand has impacted some of our customers, resulting in continued delays in collections. We expect that this trend will improve as global demand for coal improves over the coming months. However, if these delays continue or increase, the Company may have less cash flow from operations and may have less borrowing capacity under its securitization facility (under which borrowing capacity is based on certain current accounts receivable).

The Company started a capital construction project on the coarse refuse disposal area in 2017, which is expected to continue through 2021. The Company began construction of the Itmann Mine in the second half of 2019. Given the ongoing uncertainty in the marketplace, COVID-related demand decline and other corporate priorities, the Company has chosen to slow the spending on construction of the Itmann Mine.

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

The Company owns an undivided interest in 75% of the PAMC and the Partnership owns the remaining undivided 25% interest of the PAMC. As of June 30, 2020, the Company had a 61.4% economic ownership interest in the Partnership through its various holdings of the general partner and limited partnership interests of the Partnership.

The Company is continuing to actively monitor the effects of the ongoing COVID-19 pandemic on its liquidity and capital resources. As disclosed previously and above, we took several steps in the first half of 2020 to reinforce our liquidity. From a coal shipment perspective, we seemed to have hit the bottom in May 2020. However, if the demand for our coal continues to decrease, this could adversely affect our liquidity in future quarters. Our Revolving Credit Facility, Term Loan A Facility, Term Loan B Facility, Securitization Facility and the Indenture entered into in connection with our 11.00% Senior Secured Second Lien Notes due 2025 (collectively, the “Credit Facilities”) contain certain financial covenants. Events resulting from the effects of COVID-19 may negatively impact our liquidity and, as a result, our ability to comply with these covenants, which were amended during the second quarter of 2020. These events could lead us to seek further amendments or waivers from our lenders, limit access to or require accelerated repayment of amounts borrowed under the Credit Facilities, or require us to pursue alternative financing. We have no assurance that any such alternative financing, if required, could be obtained at terms acceptable to us, or at all, as a result of the effects of COVID-19 on capital markets at such time.

Cash Flows (in millions)

	For the Six Months Ended June 30,
	2020	2019	Change
Cash Provided by Operating Activities	$47	$166	$(119)
Cash Used in Investing Activities	$(46)	$(82)	$36
Cash Used in Financing Activities	$(48)	$(175)	$127

Cash provided by operating activities decreased $119 million in the period-to-period comparison, primarily due to an $88 million decrease in net (loss) income, a $41 million change in (gain) loss on debt extinguishment and other working capital changes that occurred throughout both periods.

Cash used in investing activities decreased $36 million in the period-to-period comparison. Capital expenditures decreased primarily as a result of cost control measures put into place in response to the COVID-19 pandemic and the overall decline in coal markets.

	For the Six Months Ended June 30,
	2020	2019	Change
Building and Infrastructure	$24	$37	$(13)
Equipment Purchases and Rebuilds	15	24	(9)
Refuse Storage Area	7	13	(6)
IS&T Infrastructure	—	4	(4)
Other	—	5	(5)
Total Capital Expenditures	$46	$83	$(37)

Cash used in financing activities decreased $127 million in the period-to-period comparison. During the six months ended June 30, 2020, total payments of $37 million were made on the Company's Term Loan A Facility, Term Loan B Facility and 11.00% Senior Secured Second Lien Notes. The Company also received proceeds of approximately $16 million related to a finance leasing arrangement in the six months ended June 30, 2020. In connection with the June 2020 amendment of the Company's credit facility, approximately $8 million of financing-related fees and charges were paid in the six months ended June 30, 2020.

During the six months ended June 30, 2019, total payments of $146 million were made on the Company's Term Loan B Facility, 11.00% Senior Secured Second Lien Notes and the Term Loan A Facility, which included the required excess cash flow repayment of $110 million on the Term Loan B Facility (see Note 12 - Long-Term Debt for additional information). The Company received additional proceeds on its Term Loan A Facility in the amount of $26 million as a result of the debt refinancing that occurred during the six months ended June 30, 2019. In connection with the debt refinancing, approximately $18 million of financing-related fees and charges were paid in the six months ended June 30, 2019. Also during the six months ended June 30, 2019, CONSOL Energy shares were repurchased and CONSOL Coal Resources LP units were purchased, totaling $10 million.

Senior Secured Credit Facilities

In November 2017, the Company entered into a revolving credit facility with commitments up to $300 million (the “Revolving Credit Facility”), a Term Loan A Facility of up to $100 million (the “TLA Facility”) and a Term Loan B Facility of up to $400 million (the “TLB Facility”, and together with the Revolving Credit Facility and the TLA Facility, the “Senior Secured Credit Facilities”). On March 28, 2019, the Company amended the Senior Secured Credit Facilities to increase the borrowing commitment of the Revolving Credit Facility to $400 million and reallocate the principal amounts outstanding under the TLA Facility and TLB Facility. On June 5, 2020, the Company amended the Senior Secured Credit Facilities (the “amendment”) to provide eight quarters of financial covenant relaxation, effect an increase in the rate at which borrowings under the Revolving Credit Facility and the TLA Facility bear interest, and add an anti-cash hoarding provision. Borrowings under the Company's Senior Secured Credit Facilities bear interest at a floating rate which can be, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) an alternate base rate plus an applicable margin. The applicable margin for the Revolving Credit Facility and TLA Facility depends on the total net leverage ratio, whereas the applicable margin for the TLB Facility is fixed. The amendment increased the applicable margin by 50 basis points on both the Revolving Credit Facility and the TLA Facility. The maturity date of the Revolving Credit and TLA Facilities is March 28, 2023. The TLB Facility's maturity date is September 28, 2024. In June 2019, the TLA Facility began amortizing in equal quarterly installments of (i) 3.75% of the original principal amount thereof, for four consecutive quarterly installments commencing with the quarter ended June 30, 2019, (ii) 6.25% of the original principal amount thereof for the subsequent eight quarterly installments commencing with the quarter ended June 30, 2020 and (iii) 8.75% of the original principal amount thereof for the quarterly installments thereafter, with the remaining balance due at final maturity. In June 2019, the TLB Facility began amortizing in equal quarterly installments in an amount equal to 0.25% per annum of the amended principal amount thereof, with the remaining balance due at final maturity.

Obligations under the Senior Secured Credit Facilities are guaranteed by (i) all owners of the 75% undivided economic interest in the PAMC held by the Company, (ii) any other members of the Company’s group that own any portion of the collateral securing the Revolving Credit Facility, and (iii) subject to certain customary exceptions and agreed materiality thresholds, all other existing or future direct or indirect wholly-owned restricted subsidiaries of the Company (excluding the Partnership and its wholly-owned subsidiaries). The obligations are secured by, subject to certain exceptions (including a limitation of pledges of equity interests in certain subsidiaries and certain thresholds with respect to real property), a first-priority lien on (i) the Company’s 75% undivided economic interest in the Pennsylvania Mining Complex, (ii) the limited partner units of the Partnership held by the Company, (iii) the equity interests in CONSOL Coal Resources GP LLC held by the Company (iv) the CONSOL Marine Terminal and (v) the 1.5 billion tons of Greenfield Reserves. The Senior Secured Credit Facilities contain a number of customary affirmative covenants. In addition, the Senior Secured Credit Facilities contain a number of negative covenants, including (subject to certain exceptions) limitations on (among other things): indebtedness, liens, investments, acquisitions, dispositions, restricted payments, and prepayments of junior indebtedness. The amendment added additional conditions to be met for the covenants relating to investments in joint ventures, general investments, share repurchases, dividends, and repurchases of the Second Lien Notes. The additional conditions require no outstanding borrowings and no more than $200 million of outstanding letters of credit on the Revolving Credit Facility. Further restrictions apply to investments in joint ventures, share repurchases and dividends that require the total net leverage ratio shall not be greater than 2.00 to 1.00.

The Revolving Credit Facility and TLA Facility also include financial covenants, including (i) a maximum first lien gross leverage ratio, (ii) a maximum total net leverage ratio, and (iii) a minimum fixed charge coverage ratio. The maximum first lien gross leverage ratio is calculated as the ratio of Consolidated First Lien Debt to Consolidated EBITDA, excluding the Partnership. Consolidated EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations, non-cash charges related to legacy employee liabilities and gains and losses on debt extinguishment, and includes cash distributions received from the Partnership and subtracts cash payments related to legacy employee liabilities. The maximum total net leverage ratio is calculated as the ratio of Consolidated Indebtedness, minus Cash on Hand, to Consolidated EBITDA, excluding the Partnership. The minimum fixed charge coverage ratio is calculated as the ratio of Consolidated EBITDA to Consolidated Fixed Charges, excluding the Partnership. Consolidated Fixed Charges, as used in the covenant calculation, include cash interest payments, cash payments for income taxes, scheduled debt repayments, dividends paid, and Maintenance Capital Expenditures. The amendment revised the financial covenants applicable to the Revolving Credit Facility and TLA Facility relating to the maximum first lien gross leverage ratio, maximum total net leverage ratio and minimum fixed charge coverage ratio, so that for the fiscal quarters ending June 30, 2020 through March 31, 2021, the maximum first lien gross leverage ratio shall be 2.50 to 1.00, the maximum total net leverage ratio shall be 3.75 to 1.00, and the minimum fixed charge coverage ratio shall be 1.00 to 1.00; for the fiscal quarters ending June 30, 2021 through September 30, 2021, the maximum first lien gross leverage ratio shall be 2.25 to 1.00 and the maximum total net leverage ratio shall be 3.50 to 1.00; for the fiscal quarters ending June 30, 2021 through March 31, 2022, the minimum fixed charge coverage ratio shall be 1.05 to 1.00; for the fiscal quarters ending December 31, 2021 through March 31, 2022, the maximum first lien gross leverage ratio shall be 2.00 to 1.00 and the maximum total net leverage ratio shall be 3.25 to 1.00; and for the fiscal quarters ending on or after June 30, 2022, the maximum first lien gross leverage ratio shall be 1.75 to 1.00, the maximum total net leverage ratio shall be 2.75 to 1.00 and the minimum fixed charge coverage ratio shall be 1.10 to 1.00. The maximum first lien gross leverage ratio was 1.97 to 1.00 at June 30, 2020. The maximum total net leverage ratio was 3.19 to 1.00 at June 30, 2020. The minimum fixed charge coverage ratio was 1.15 to 1.00 at June 30, 2020. The Company was in compliance with all of its debt covenants as of June 30, 2020.

The TLB Facility also includes a financial covenant that requires the Company to repay a certain amount of its borrowings under the TLB Facility within ten business days after the date it files its Form 10-K with the Securities and Exchange Commission (“SEC”) if the Company has excess cash flow (as defined in the credit agreement for the Senior Secured Credit Facilities) during the year covered by the applicable Form 10-K. During the six months ended June 30, 2019, CONSOL Energy made the required repayment of approximately $110 million based on the amount of the Company's excess cash flow as of December 31, 2018. For fiscal year 2018, such repayment was equal to 75% of the Company’s excess cash flow less any voluntary prepayments of its borrowings under the TLB Facility made by the Company during 2018. For all subsequent fiscal years, the required repayment is equal to a certain percentage of the Company’s excess cash flow for such year, ranging from 0% to 75% depending on the Company’s total net leverage ratio, less the amount of certain voluntary prepayments made by the Company, if any, under the TLB Facility during such fiscal year. Based on the Company's excess cash flow calculation, no repayment was required with respect to the year ended December 31, 2019. The amount of excess cash flow is a covenant feature only applicable as of the Company's year-end and will be calculated as of December 31, 2020.

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

At June 30, 2020, the Revolving Credit Facility had no borrowings outstanding and $88 million of letters of credit outstanding, leaving $312 million of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.

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

At June 30, 2020, eligible accounts receivable totaled approximately $23 million. At June 30, 2020, the facility had no outstanding borrowings and $22 million of letters of credit outstanding, leaving $1 million of unused capacity. Costs associated with the receivables facility totaled $292 thousand for the three months ended June 30, 2020. These costs have been recorded as financing fees which are included in Operating and Other Costs in the Consolidated Statements of Income. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.

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

On June 5, 2020, the Company amended the Affiliated Company Credit Agreement to provide eight quarters of financial covenant relaxation, effected a 50 basis points increase in the rate at which borrowings under the Affiliated Company Credit Agreement bear interest, and added additional conditions to be met for the covenants relating to general investments, investments in unrestricted subsidiaries, and distributions to equity holders of the Partnership. The Affiliated Company Credit Agreement has a maturity date of December 28, 2024. The collateral obligations under the Affiliated Company Credit Agreement generally mirror the Original CCR Credit Facility, as does the list of entities that will act as guarantors thereunder. The Affiliated Company Credit Agreement is subject to financial covenants relating to a maximum first lien gross leverage ratio and a maximum total net leverage ratio, which will be calculated on a consolidated basis for the Partnership and its restricted subsidiaries at the end of each fiscal quarter. The Partnership was in compliance with each of these financial covenants at June 30, 2020. The Affiliated Company Credit Agreement also contains a number of customary affirmative covenants and negative covenants, including limitations on the ability of the Partnership to incur additional indebtedness, grant liens, and make investments, acquisitions, dispositions, restricted payments, and prepayments of junior indebtedness (subject to certain limited exceptions).

Contractual Obligations

CONSOL Energy is required to make future payments under various contracts. CONSOL Energy also has commitments to fund its pension plans, provide payments for other postretirement benefit plans, and fund capital projects. There have been no material changes to these contractual obligations outside the ordinary course of business since March 31, 2020.

Debt

At June 30, 2020, CONSOL Energy had total long-term debt and finance lease obligations of $698 million outstanding, including the current portion of long-term debt of $67 million. This long-term debt consisted of:

•

An aggregate principal amount of $272 million in connection with the Term Loan B (TLB) Facility, due in September 2024, less $1 million of unamortized bond discount. Borrowings under the TLB Facility bear interest at a floating rate.

•	An aggregate principal amount of $178 million of 11.00% Senior Secured Second Lien Notes due in November 2025. Interest on the notes is payable May 15 and November 15 of each year.
•	An aggregate principal amount of $79 million in connection with the Term Loan A (TLA) Facility, due in March 2023. Borrowings under the TLA Facility bear interest at a floating rate.
•

An aggregate principal amount of $103 million of industrial revenue bonds which were issued to finance the Baltimore port facility, bear interest at 5.75% per annum and mature in September 2025. Interest on the industrial revenue bonds is payable March 1 and September 1 of each year. Payment of the principal and interest on the notes is guaranteed by CONSOL Energy.

•

An aggregate principal amount of $20 million in connection with asset-backed financing. Approximately $17 million is due in December 2020 at a weighted average interest rate of 4.29%, and approximately $3 million is due in September 2024 at an interest rate of 3.61%.

•	Advance royalty commitments of $2 million with a weighted average interest rate of 10.78% per annum.
•	An aggregate principal amount of $45 million of finance leases with a weighted average interest rate of 5.19% per annum.

At June 30, 2020, CONSOL Energy had no borrowings outstanding and approximately $88 million of letters of credit outstanding under the $400 million senior secured Revolving Credit Facility. At June 30, 2020, CONSOL Energy had no borrowings outstanding and approximately $22 million of letters of credit outstanding under the $100 million Securitization Facility.

Stock, Unit and Debt Repurchases

In December 2017, CONSOL Energy’s Board of Directors approved a program to repurchase, from time to time, the Company's outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025, in an aggregate amount of up to $50 million through the period ending June 30, 2019. The program was subsequently amended by CONSOL Energy's Board of Directors in July 2018 to allow up to $100 million of repurchases of the Company's common stock or its 11.00% Senior Secured Second Lien Notes due 2025, subject to certain limitations in the Company's current credit agreement and that certain tax matters agreement entered into by and between the Company and its former parent on November 28, 2017 (the “TMA”). The Company's Board of Directors also authorized the Company to use up to $25 million of the program to purchase CONSOL Coal Resources LP's outstanding common units in the open market. In May 2019, CONSOL Energy's Board of Directors approved an expansion of the program in the amount of $75 million, bringing the aggregate limit of the program to $175 million. The May 2019 expansion also increased the aggregate limit of the amount of CONSOL Coal Resources LP's common units that can be purchased under the program to $50 million, which is consistent with the Company's credit facility covenants that prohibit the Company from using more than $50 million for the purchase of CONSOL Coal Resources LP's outstanding common units. The Company's Board of Directors also approved extending the termination date of the program from June 30, 2019 to June 30, 2020. In July 2019, CONSOL Energy's Board of Directors approved an expansion of the program in the amount of $25 million, bringing the aggregate limit of the program to $200 million. On May 8, 2020, CONSOL Energy's Board of Directors approved an expansion of the stock, unit and debt repurchase program. The aggregate amount of the program's expansion was $70 million, bringing the total amount of the Company's stock, unit and debt repurchase program to $270 million. The Company's Board of Directors also approved extending the termination date of the program from June 30, 2020 to June 30, 2022.

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

During the six months ended June 30, 2020, the Company spent approximately $26 million to retire $43 million of its 11.00% Senior Secured Second Lien Notes due 2025, which continued to trade well below its par value. No common shares were repurchased and no common Partnership units were purchased under this program during the six months ended June 30, 2020.

Total Equity and Dividends

Total equity attributable to CONSOL Energy was $556 million at June 30, 2020 and $572 million at December 31, 2019. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.

The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy's Board of Directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CONSOL Energy's financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. The Company's Senior Secured Credit Facilities limit CONSOL Energy's ability to pay dividends up to $25 million annually, which increases to $50 million annually when the Company's total net leverage ratio is less than 1.50 to 1.00 and subject to an aggregate amount up to a cumulative credit calculation set forth in the facilities, with additional conditions of no outstanding borrowings and no more than $200 million of outstanding letters of credit on the Revolving Credit Facility, and the total net leverage ratio shall not be greater than 2.00 to 1.00. The total net leverage ratio was 3.19 to 1.00 and the cumulative credit was approximately $15 million at June 30, 2020. The cumulative credit starts with $50 million and builds with excess cash flow commencing in 2018. The calculation of the total net leverage ratio excludes the Partnership. The Senior Secured Credit Facilities do not permit dividend payments in the event of default. The Indenture to the 11.00% Senior Secured Second Lien Notes limits dividends when the Company's total net leverage ratio exceeds 2.00 to 1.00 and subject to an amount not to exceed an annual rate of 4.0% of the quoted public market value per share of such common stock at the time of the declaration. The Indenture does not permit dividend payments in the event of default.

In connection with the separation, the Partnership entered into an intercompany loan arrangement with the Company with an initial outstanding balance of $201 million. The Partnership used the initial loan to repay outstanding borrowings under the prior revolving credit facility, which was then terminated. The intercompany loan arrangement limits the Partnership's ability to pay distributions to its unitholders (including the Company) when the Partnership's first lien gross leverage ratio exceeds 2.00 to 1.00.

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

On April 23, 2020, the Board of Directors of CCR's general partner made the decision to temporarily suspend the quarterly cash distributions to all of CCR's unitholders due to the ongoing uncertainty in the commodity markets driven by the COVID-19 pandemic-related demand decline. On July 28, 2020, the Board of Directors of CCR's general partner made the decision to continue the suspension of the quarterly cash distribution. Accordingly, CCR will focus on deleveraging its balance sheet by conserving cash, boosting liquidity and reducing its outstanding debt.

Off-Balance Sheet Arrangements

CONSOL Energy does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on CONSOL Energy’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Consolidated Financial Statements of this Form 10-Q. CONSOL Energy participates in the United Mine Workers of America (the “UMWA”) Combined Benefit Fund and the UMWA 1992 Benefit Plan which generally accepted accounting principles recognize on a pay-as-you-go basis. These benefit arrangements may result in additional liabilities that are not recognized on the Consolidated Balance Sheet at June 30, 2020. The various multi-employer benefit plans are discussed in Note 16—Other Employee Benefit Plans in the Notes to the Consolidated Financial Statements in Item 8 of the December 31, 2019 Form 10-K. CONSOL Energy's total contributions under the Coal Industry Retiree Health Benefit Act of 1992 were $1,373 and $1,555 for the three months ended June 30, 2020 and 2019, respectively. CONSOL Energy's total contributions under the Coal Industry Retiree Health Benefit Act of 1992 were $2,737 and $3,106 for the six months ended June 30, 2020 and 2019, respectively. Based on available information at December 31, 2019, CONSOL Energy's obligation for the UMWA Combined Benefit Fund and 1992 Benefit Plan is estimated to be approximately $62,295. CONSOL Energy also uses a combination of surety bonds, corporate guarantees and letters of credit to secure its financial obligations for employee-related, environmental, performance and various other items which are not reflected on the Consolidated Balance Sheet at June 30, 2020. Management believes these items will expire without being funded. See Note 13—Commitments and Contingent Liabilities in the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CONSOL Energy.

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

•	an extended decline in the prices we receive for our coal affecting our operating results and cash flows;
•	significant downtime of our equipment or inability to obtain equipment, parts or raw materials;
•	decreases in the availability of, or increases in the price of, commodities or capital equipment used in our coal mining operations;
•	our customers extending existing contracts or entering into new long-term contracts for coal on favorable terms;
•	our reliance on major customers;
•	our inability to collect payments from customers if their creditworthiness declines or if they fail to honor their contracts;
•	our inability to acquire additional coal reserves that are economically recoverable;
•	decreases in demand and changes in coal consumption patterns of electric power generators;
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

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy's principal executive officer and principal financial officer, evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CONSOL Energy's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2020 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy's management, including CONSOL Energy's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this quarterly report, you should carefully consider the factors described in “Part 1 - Item 1A. Risk Factors” of CONSOL Energy's 2019 Form 10-K, as updated by any subsequent Form 10-Qs. These described risks are not the only risks the Company faces. Additional risks and uncertainties not currently known to CONSOL Energy or that the Company currently deems to be immaterial also may materially adversely affect CONSOL Energy's business, financial condition and/or operating results.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of the Company's equity securities during the three months ended June 30, 2020. Since the December 2017 inception of the Company's current stock, unit and debt repurchase program, CONSOL Energy Inc.'s Board of Directors has approved a $270 million stock, unit and debt repurchase program, which terminates on June 30, 2022. As of August 10, 2020, approximately $100.6 million remained available under the stock, unit and debt repurchase program. The program does not obligate CONSOL Energy to acquire any particular amount of its common stock, notes or units, and can be modified or suspended at any time at the Company’s discretion. See Note 18 - Stock, Unit and Debt Repurchases in the Notes to the Consolidated Financial Statements in Item 1 of this Form 10-Q for more information.

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

ITEM 5.    OTHER INFORMATION

2020 Amended and Restated Omnibus Performance Incentive Plan

On May 8, 2020, the stockholders of the Company approved the adoption of the CONSOL Energy Inc. 2020 Amended and Restated Omnibus Performance Incentive Plan (the “2020 Plan”). The 2020 Plan amends and restates in its entirety that certain CONSOL Mining Corporation Omnibus Performance Incentive Plan filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed with the SEC on November 22, 2017. The 2020 Plan provides for the granting of various equity awards, including options, stock appreciation rights, restricted stock, restricted stock units and certain other types of awards to eligible employees and non-employee directors and for an increase in the number of shares available for grant under the 2020 Plan by 2,350,000. This description of the 2020 Plan is qualified in its entirety by reference to:  (i) the description of the 2020 Plan included under the heading “Proposal No. 4 - Approval of the CEIX 2020 Omnibus Performance Incentive Plan” in the Company's Definitive Proxy Statement for its 2020 Annual Meeting of Stockholders as filed with the SEC on March 27, 2020, which such description of the 2020 Plan is incorporated herein by reference; and (ii) the 2020 Plan, a copy of which is filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed with the SEC on May 11, 2020, which such copy of the 2020 Plan is incorporated herein by reference.

Retirement of James J. McCaffrey

On August 6, 2020, James J. McCaffrey, the Company's Chief Commercial Officer and one of the Company's named executive officers, notified the Company of his intent to retire from his positions with the Company (the “Retirement”), effective as of October 1, 2020 (the “Retirement Date”). Also on August 6, 2020, Mr. McCaffrey entered into an Agreement (the “Separation Agreement”) with CONSOL Mining Company LLC (“CONSOL Mining”), an indirect, wholly-owned subsidiary of the Company pursuant to which Mr. McCaffrey and CONSOL Mining agreed to certain terms relating to his Retirement. Specifically, the Separation Agreement provides that Mr. McCaffrey will serve as a consultant to CONSOL Mining for a period of six (6) months commencing on the Retirement Date and ending March 31, 2021 (the “Consulting Period”). During the Consulting Period, CONSOL Mining will pay Mr. McCaffrey (a) a monthly fee of $33,000 for the first three (3) months and (b) a monthly fee of $11,520 for the last three (3) months with the requirement that he work no more than sixty (60) hours per month.

Pursuant to the terms of the Separation Agreement, which replaces all prior agreements between the Company and Mr. McCaffrey, Mr. McCaffrey will receive an amount equal to $150,000, payable in two (2) equal installments of $75,000 less applicable tax withholdings and deductions, the first installment payable on March 31, 2021 and the second installment payable on June 30, 2021. Under the terms of the Separation Agreement, Mr. McCaffrey will remain eligible to receive a prorated 2020 annual incentive award under the Company's short-term incentive plan reflecting his nine (9) months of service, the payment of which shall remain subject to the Compensation Committee's approval of applicable performance goals. Also in accordance with the Separation Agreement, all of Mr. McCaffrey's outstanding unvested long-term cash and equity awards covering service-based Restricted Stock Units (“RSUs”), performance-based RSUs (“PSUs”) and performance-based cash (“PBCs”) will vest in full as of the Retirement Date. Mr. McCaffrey's RSU awards will be settled six (6) months following his separation from service, and his vested PSUs and PBCs shall remain subject to the achievement of applicable performance goals. Consistent with the terms of the Separation Agreement, Mr. McCaffrey will sign and deliver to CONSOL Mining a general release of claims in favor of CONSOL Mining, the Company, CONSOL Coal Resources LP and all of their affiliates. This description of the Separation Agreement is quailed in its entirety by reference to the full Separation Agreement, which is attached as Exhibit 10.4 to this Periodic Report on Form 10-Q and which is incorporated herein by reference.

ITEM 6.    EXHIBITS

Exhibits	Description	Method of Filing

10.1	Amendment No. 2, dated as of June 5, 2020, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the other Secured Parties referred to therein	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on June 11, 2020

10.2	Amendment No. 2, dated as of June 5, 2020, to Affiliated Company Credit Agreement, dated November 28, 2017, by and among CONSOL Coal Resources LP, certain of its affiliates party thereto, CONSOL Energy Inc. and PNC Bank, National Association	Filed as Exhibit 10.2 to Form 8-K (File No. 001-38147) filed on June 11, 2020

10.3	CONSOL Energy Inc. 2020 Amended and Restated Omnibus Performance Incentive Plan*	Filed as Exhibit 4.4 to Registration Statement on Form S-8 (File No. 333-238173) filed on May 11, 2020

10.4	Letter Agreement between James J. McCaffrey and CONSOL Mining Company LLC*	Filed herewith

10.5	Form of Notice of Restricted Stock Unit Award Terms and Conditions for Non-Employee Directors*	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

95	Mine Safety and Health Administration Safety Data	Filed herewith

101	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2020, furnished in Inline XBRL)	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL)	Contained in Exhibit 101

*Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 10th day of August, 2020.

CONSOL ENERGY INC.

By:	/s/ JAMES A. BROCK
James A. Brock
Director, Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ MITESHKUMAR B. THAKKAR
Miteshkumar B. Thakkar
Chief Financial Officer (Principal Financial Officer)

By:	/s/ JOHN M. ROTHKA
John M. Rothka
Chief Accounting Officer (Principal Accounting Officer)