Form 10-Q
period 2020-09-30
CONSOL Energy Inc.
filed 2020-11-05
CIK 1710366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________________

FORM 10-Q

__________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2020

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

CONSOL Energy Inc. had 26,036,362 shares of common stock, $0.01 par value, outstanding at October 28, 2020.

IMPORTANT DEFINITIONS REFERENCED IN THIS QUARTERLY REPORT

Unless the context otherwise requires:

•	“CONSOL Energy,” “we,” “our,” “us,” “our Company” and “the Company” refer to CONSOL Energy Inc. and its subsidiaries;

•	“Btu” means one British Thermal unit;

•	“CCR Merger” means the proposed merger of CCR into a wholly-owned subsidiary of CONSOL Energy pursuant to the Merger Agreement and as a result of which CCR will become an indirect, wholly-owned subsidiary of CONSOL Energy;

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

•	“Merger Agreement” means that certain Agreement and Plan of Merger by and among CONSOL Energy, Transformer LP Holdings, Inc., a Delaware corporation, Transformer Merger Sub LLC, a Delaware limited liability company, CCR and the General Partner dated as of October 22, 2020;

•	“Partnership” or “CCR” refers to a Delaware limited partnership that holds a 25% undivided interest in, and is the sole operator of, the Pennsylvania Mining Complex;

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

PART I : FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOL ENERGY INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue and Other Income:	2020	2019	2020	2019
Coal Revenue	$184,375	$301,542	$542,140	$984,665
Terminal Revenue	17,008	16,303	49,407	50,829
Freight Revenue	12,909	3,599	19,141	14,115
Miscellaneous Other Income	21,001	11,188	71,107	36,674
Gain on Sale of Assets	7,926	714	15,241	1,986
Total Revenue and Other Income	243,219	333,346	697,036	1,088,269
Costs and Expenses:
Operating and Other Costs	153,031	234,849	481,712	718,410
Depreciation, Depletion and Amortization	54,959	54,370	156,057	151,245
Freight Expense	12,909	3,599	19,141	14,115
Selling, General and Administrative Costs	11,117	14,690	39,726	52,901
(Gain) Loss on Debt Extinguishment	(1,078)	801	(17,911)	25,444
Interest Expense, net	15,723	15,598	46,116	50,240
Total Costs and Expenses	246,661	323,907	724,841	1,012,355
(Loss) Earnings Before Income Tax	(3,442)	9,439	(27,805)	75,914
Income Tax Expense (Benefit)	5,918	2,415	143	(243)
Net (Loss) Income	(9,360)	7,024	(27,948)	76,157
Less: Net (Loss) Income Attributable to Noncontrolling Interest	(2,136)	2,684	(5,108)	14,102
Net (Loss) Income Attributable to CONSOL Energy Inc. Shareholders	$(7,224)	$4,340	$(22,840)	$62,055

(Loss) Earnings per Share:
Total Basic (Loss) Earnings per Share	$(0.28)	$0.16	$(0.88)	$2.27
Total Dilutive (Loss) Earnings per Share	$(0.28)	$0.16	$(0.88)	$2.26

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net (Loss) Income	$(9,360)	$7,024	$(27,948)	$76,157

Other Comprehensive Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: ($1,214), ($780), ($3,642), ($2,342))	3,624	2,457	10,872	7,376
Unrecognized Gain (Loss) on Derivatives:
Unrealized Gain (Loss) on Cash Flow Hedges (Net of tax: ($127), $83, $810, $167)	377	(261)	(2,408)	(525)
Other Comprehensive Income	4,001	2,196	8,464	6,851

Comprehensive (Loss) Income	$(5,359)	$9,220	$(19,484)	$83,008

Less: Comprehensive (Loss) Income Attributable to Noncontrolling Interest	(2,121)	2,681	(5,063)	14,097

Comprehensive (Loss) Income Attributable to CONSOL Energy Inc. Shareholders	$(3,238)	$6,539	$(14,421)	$68,911

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	(Unaudited)
	September 30,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and Cash Equivalents	$22,284	$80,293
Accounts and Notes Receivable
Trade Receivables, net	120,548	131,688
Other Receivables, net	24,748	40,984
Inventories	56,577	54,131
Prepaid Expenses and Other Assets	27,139	30,933
Total Current Assets	251,296	338,029
Property, Plant and Equipment:
Property, Plant and Equipment	5,126,703	5,008,180
Less - Accumulated Depreciation, Depletion and Amortization	3,043,463	2,916,015
Total Property, Plant and Equipment—Net	2,083,240	2,092,165
Other Assets:
Deferred Income Taxes	101,639	103,505
Right of Use Asset - Operating Leases	58,106	72,632
Other, net	60,557	87,471
Total Other Assets	220,302	263,608
TOTAL ASSETS	$2,554,838	$2,693,802

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	(Unaudited)
	September 30,	December 31,
	2020	2019
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$72,263	$106,223
Current Portion of Long-Term Debt	68,954	50,272
Other Accrued Liabilities	247,395	235,769
Total Current Liabilities	388,612	392,264
Long-Term Debt:
Long-Term Debt	587,020	653,802
Finance Lease Obligations	21,146	9,036
Total Long-Term Debt	608,166	662,838
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	421,705	432,496
Pneumoconiosis Benefits	201,066	202,142
Asset Retirement Obligations	229,346	250,211
Workers’ Compensation	61,525	61,194
Salary Retirement	33,454	49,930
Operating Lease Liability	41,623	55,413
Other	16,613	14,919
Total Deferred Credits and Other Liabilities	1,005,332	1,066,305
TOTAL LIABILITIES	2,002,110	2,121,407

Stockholders' Equity:
Common Stock, $0.01 Par Value; 62,500,000 Shares Authorized, 26,034,211 Issued and Outstanding at September 30, 2020; 25,932,618 Issued and Outstanding at December 31, 2019	260	259
Capital in Excess of Par Value	532,360	523,762
Retained Earnings	233,765	259,903
Accumulated Other Comprehensive Loss	(340,306)	(348,725)
Total CONSOL Energy Inc. Stockholders' Equity	426,079	435,199
Noncontrolling Interest	126,649	137,196
TOTAL EQUITY	552,728	572,395
TOTAL LIABILITIES AND EQUITY	$2,554,838	$2,693,802

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total CONSOL Energy Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
December 31, 2019	$259	$523,762	$259,903	$(348,725)	$435,199	$137,196	$572,395
(Unaudited)
Net Income	—	—	2,367	—	2,367	108	2,475
Actuarially Determined Long-Term Liability Adjustments (Net of $1,214 Tax)	—	—	—	3,609	3,609	15	3,624
Interest Rate Hedge (Net of ($933) Tax)	—	—	—	(2,773)	(2,773)	—	(2,773)
Comprehensive Income	—	—	2,367	836	3,203	123	3,326
Adoption of ASU 2016-13 (Net of ($1,109) Tax)	—	—	(3,298)	—	(3,298)	—	(3,298)
Issuance of Common Stock	1	(1)	—	—	—	—	—
Amortization of Stock-Based Compensation Awards	—	4,856	—	—	4,856	158	5,014
Shares/Units Withheld for Taxes	—	(555)	—	—	(555)	(217)	(772)
Distributions to Noncontrolling Interest	—	—	—	—	—	(5,575)	(5,575)
March 31, 2020	$260	$528,062	$258,972	$(347,889)	$439,405	$131,685	$571,090
(Unaudited)
Net Loss	—	—	(17,983)	—	(17,983)	(3,080)	(21,063)
Actuarially Determined Long-Term Liability Adjustments (Net of $1,214 Tax)	—	—	—	3,609	3,609	15	3,624
Interest Rate Hedge (Net of ($4) Tax)	—	—	—	(12)	(12)	—	(12)
Comprehensive (Loss) Income	—	—	(17,983)	3,597	(14,386)	(3,065)	(17,451)
Amortization of Stock-Based Compensation Awards	—	2,162	—	—	2,162	74	2,236
June 30, 2020	$260	$530,224	$240,989	$(344,292)	$427,181	$128,694	$555,875
(Unaudited)
Net Loss	—	—	(7,224)	—	(7,224)	(2,136)	(9,360)
Actuarially Determined Long-Term Liability Adjustments (Net of $1,214 Tax)	—	—	—	3,609	3,609	15	3,624
Interest Rate Hedge (Net of $127 Tax)	—	—	—	377	377	—	377
Comprehensive (Loss) Income	—	—	(7,224)	3,986	(3,238)	(2,121)	(5,359)
Amortization of Stock-Based Compensation Awards	—	2,136	—	—	2,136	76	2,212
September 30, 2020	$260	$532,360	$233,765	$(340,306)	$426,079	$126,649	$552,728

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total CONSOL Energy Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
December 31, 2018	$274	$550,995	$182,148	$(323,482)	$409,935	$141,676	$551,611
(Unaudited)
Net Income	—	—	14,435	—	14,435	5,868	20,303
Actuarially Determined Long-Term Liability Adjustments (Net of $781 Tax)	—	—	—	2,461	2,461	(1)	2,460
Comprehensive Income	—	—	14,435	2,461	16,896	5,867	22,763
Issuance of Common Stock	2	(2)	—	—	—	—	—
Amortization of Stock-Based Compensation Awards	—	7,053	—	—	7,053	397	7,450
Shares/Units Withheld for Taxes	—	(3,863)	—	—	(3,863)	(880)	(4,743)
Distributions to Noncontrolling Interest	—	—	—	—	—	(5,559)	(5,559)
March 31, 2019	$276	$554,183	$196,583	$(321,021)	$430,021	$141,501	$571,522
(Unaudited)
Net Income	—	—	43,280	—	43,280	5,550	48,830
Actuarially Determined Long-Term Liability Adjustments (Net of $781 Tax)	—	—	—	2,460	2,460	(1)	2,459
Interest Rate Hedge (Net of ($84) Tax)	—	—	—	(264)	(264)	—	(264)
Comprehensive Income	—	—	43,280	2,196	45,476	5,549	51,025
Repurchases of Common Stock (351,443 shares)	(3)	(7,053)	(2,494)	—	(9,550)	—	(9,550)
Purchases of CCR Units (6,884 units)	—	(28)	—	—	(28)	(91)	(119)
Amortization of Stock-Based Compensation Awards	—	2,584	—	—	2,584	341	2,925
Distributions to Noncontrolling Interest	—	—	—	—	—	(5,560)	(5,560)
June 30, 2019	$273	$549,686	$237,369	$(318,825)	$468,503	$141,740	$610,243
(Unaudited)
Net Income	—	—	4,340	—	4,340	2,684	7,024
Actuarially Determined Long-Term Liability Adjustments (Net of $780 Tax)	—	—	—	2,460	2,460	(3)	2,457
Interest Rate Hedge (Net of ($83) Tax)	—	—	—	(261)	(261)	—	(261)
Comprehensive Income	—	—	4,340	2,199	6,539	2,681	9,220
Repurchases of Common Stock (1,366,054 shares)	(14)	(27,417)	4,248	—	(23,183)	—	(23,183)
Purchases of CCR Units (19,413 units)	—	(1)	—	—	(1)	(249)	(250)
Amortization of Stock-Based Compensation Awards	—	2,630	—	—	2,630	344	2,974
Shares/Units Withheld for Taxes	—	(2)	—	—	(2)	—	(2)
Distributions to Noncontrolling Interest	—	—	—	—	—	(5,555)	(5,555)
September 30, 2019	$259	$524,896	$245,957	$(316,626)	$454,486	$138,961	$593,447

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash Flows from Operating Activities:
Net (Loss) Income	$(27,948)	$76,157
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	156,057	151,245
Gain on Sale of Assets	(15,241)	(1,986)
Stock/Unit-Based Compensation	9,462	13,349
Amortization of Debt Issuance Costs	5,301	4,953
(Gain) Loss on Debt Extinguishment	(17,911)	25,444
Deferred Income Taxes	143	(16,402)
Equity in Earnings of Affiliates	1,147	—
Changes in Operating Assets:
Accounts and Notes Receivable	25,197	(10,002)
Inventories	(2,446)	(193)
Prepaid Expenses and Other Assets	5,880	(3,009)
Changes in Other Assets	(16,902)	14,332
Changes in Operating Liabilities:
Accounts Payable	(29,746)	(10,233)
Other Operating Liabilities	(1,645)	3,204
Changes in Other Liabilities	(28,960)	(23,676)
Net Cash Provided by Operating Activities	62,388	223,183
Cash Flows from Investing Activities:
Capital Expenditures	(65,955)	(131,475)
Proceeds from Sales of Assets	8,779	2,015
Other Investing Activity	(229)	—
Net Cash Used in Investing Activities	(57,405)	(129,460)
Cash Flows from Financing Activities:
Proceeds from Finance Lease Obligations	16,293	—
Payments on Finance Lease Obligations	(18,732)	(13,784)
Proceeds from Term Loan A	—	26,250
Payments on Term Loan A	(16,250)	(7,500)
Payments on Term Loan B	(2,063)	(123,750)
Payments on Second Lien Notes	(26,365)	(35,048)
Proceeds from Asset-Backed Financing	—	3,757
Payments on Asset-Backed Financing	(526)	—
Purchases of CCR Units	—	(369)
Repurchases of Common Stock	—	(31,318)
Distributions to Noncontrolling Interest	(5,575)	(16,674)
Shares/Units Withheld for Taxes	(772)	(4,745)
Debt-Related Financing Fees	(9,002)	(20,628)
Net Cash Used in Financing Activities	(62,992)	(223,809)
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(58,009)	(130,086)
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	80,293	264,935
Cash and Cash Equivalents and Restricted Cash at End of Period	$22,284	$134,849

Non-Cash Investing and Financing Activities:
Finance Lease	$17,335	$—
Other Equipment Financing	$13,123	$3,834

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for future periods.

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

In August 2018, the FASB issued ASU 2018-14 - Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by GAAP. The amendments modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. These changes will be effective for fiscal years ending after December 15, 2020, including interim periods within those fiscal years. Management does not expect this update to have a material impact on the Company’s financial statements.

Earnings per Share

Basic earnings per share are computed by dividing net (loss) income attributable to CONSOL Energy Inc. shareholders by the weighted average shares outstanding during the reporting period. Dilutive earnings per share are computed similarly to basic earnings per share, except that the weighted average shares outstanding are increased to include additional shares from restricted stock units and performance share units, if dilutive. The number of additional shares is calculated by assuming that outstanding restricted stock units and performance share units were released, and that the proceeds from such activities were used to acquire shares of common stock at the average market price during the reporting period.

The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Anti-Dilutive Restricted Stock Units	1,561,852	418,924	1,361,077	166,650
Anti-Dilutive Performance Share Units	29,062	56,399	32,736	—
	1,590,914	475,323	1,393,813	166,650

The computations for basic and dilutive earnings per share are as follows:

	Three Months Ended		Nine Months Ended
Dollars in thousands, except per share data	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net (Loss) Income	$(9,360)	$7,024	$(27,948)	$76,157
Less: Net (Loss) Income Attributable to Noncontrolling Interest	(2,136)	2,684	(5,108)	14,102
Net (Loss) Income Attributable to CONSOL Energy Inc. Shareholders	$(7,224)	$4,340	$(22,840)	$62,055

Denominator:
Weighted-average shares of common stock outstanding	26,034,198	26,835,297	26,017,546	27,285,511
Effect of dilutive shares*	—	181,693	—	195,332
Weighted-average diluted shares of common stock outstanding	26,034,198	27,016,990	26,017,546	27,480,843

(Loss) Earnings per Share:
Basic	$(0.28)	$0.16	$(0.88)	$2.27
Dilutive	$(0.28)	$0.16	$(0.88)	$2.26

*During periods in which the Company incurs a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of all equity awards is anti-dilutive.

As of September 30, 2020, CONSOL Energy has 500,000 shares of preferred stock, none of which are issued or outstanding.

NOTE 2—MAJOR TRANSACTIONS

On September 16, 2020, CONSOL entered into a settlement transaction with (i) Murray Energy Holdings Co., Murray Energy Corporation, and their direct and indirect subsidiaries (such entities that are debtors in possession in Murray Energy Holdings Co.’s jointly administered Chapter 11 cases, the “Debtors”), (ii) ACNR Holdings, Inc. (together with its direct and indirect subsidiaries, “Murray NewCo”) to fully and finally resolve the disputes raised in the CONSOL Adversary Case and any and all other disputes, controversies, or causes of action between and among them related to (a) the Debtors’ rejection of the 2013 stock purchase agreement (“SPA”) and CONSOL’s waiver of any objection thereto; (b) the Debtors’ assumption and assignment to Murray NewCo (or its designated direct or indirect subsidiaries) and payment of certain cure and other amounts relating to the First Overriding Royalty Agreement, as amended, the Second Overriding Royalty Agreement, as amended, the Water Treatment Cost Sharing Agreement, as amended, and the Master Entry Driver Lease Agreement; (c) the Debtors’ assumption and assignment to Murray NewCo (or its designated direct or indirect subsidiaries) of the Cooperation and Safety Agreement, the Surface Use Agreement, the Substation and Power Line Agreement, the Substation and Power Line Rights-of-Way, the McMillian Assignment, the Partial Powerline Assignment, the 2013 Well Plugging Consent Order and Agreement, and the 2020 Well Plugging Agreement; (d) the Debtors’ and CONSOL’s continued cooperation about certain matters consistent with historical practice, including (i) with respect to each parties’ payment obligations related to certain claims relating to certain worker’s compensation, Black Lung, and long-term disability and (ii) with respect to easements and boundaries as set forth in the 2013 SPA and the Closing Land Letter Agreement; (e) the Debtors’ assumption of, and CONSOL’s payment of certain amounts relating to, the Split Leases; (f) CONSOL’s transfer to Murray NewCo (or its designated direct or indirect subsidiaries), and Murray NewCo’s (or its designated direct or indirect subsidiaries’) payment for, certain coalbed methane wells, gas wells, and land; (g) the usage by CONSOL of the power structure of Murray NewCo (or its designated direct or indirect subsidiaries) on agreed upon terms and the Debtors’ and Murray NewCo’s release of the alleged claim for CONSOL’s prior usage; (h) CONSOL’s dismissal of CONSOL Energy Inc. v Murray Energy Holdings Co., et al., Adversary Case 2:20-ap-02036, with prejudice, which dismissal will be contingent upon (1) the Debtors’ assumption and assignment to Murray NewCo (or its designated direct or indirect subsidiaries) of the Assumed CONSOL Agreements and (2) the Debtors’ compliance with the terms of the CONSOL Term Sheets and other agreements consistent with these transactions; and (i) certain other terms and conditions consistent with the foregoing. The foregoing agreements and compromises, which have been memorialized in definitive documentation, shall be treated as a single, integrated transaction. The effect of the agreements, as amended, in the normal course of business resulted in CONSOL recognizing (a) Miscellaneous Other Income of $18,561 related to the Sale of Certain Coal Lease Contracts and other income, (b) Gain on Sale of Assets of $6,230 related to the sale of certain gas wells and equipment, and (c) a reduction of Operating and Other Costs of $1,940 as a result of expense rebates offset with various cure costs, all of which are included in the Consolidated Statement of Income for the three months ended September 30, 2020. As of September 30, 2020, the various transactions between the parties resulted in $8,088 of Other Receivables, net, and $21,326 of Other Assets, net, included in the Consolidated Balance Sheet. As of December 31, 2019, various transactions between the parties resulted in $13,567 of Other Receivables, net, included in the Consolidated Balance Sheet. See Note 14 - Commitments and Contingent Liabilities with respect to additional information relating to certain liabilities of the Company under the Coal Act (as defined below).

NOTE 3—REVENUE:

The following table disaggregates CONSOL Energy's revenue from contracts with customers to depict how the nature, amount, timing and uncertainty of the Company's revenues and cash flows are affected by economic factors:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Coal Revenue	$184,375	$301,542	$542,140	$984,665
Terminal Revenue	17,008	16,303	49,407	50,829
Freight Revenue	12,909	3,599	19,141	14,115
Total Revenue from Contracts with Customers	$214,292	$321,444	$610,688	$1,049,609

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

While CONSOL Energy does, from time to time, experience costs of obtaining coal customer contracts with amortization periods greater than one year, those costs are generally immaterial to the Company's net (loss) income. At September 30, 2020 and December 31, 2019, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. As of and for the three and nine months ended September 30, 2020 and 2019, the Company has not recognized any amortization of previously existing capitalized costs of obtaining customer contracts. Further, the Company has not recognized any coal revenue in the current period that is not a result of current period performance.

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

The CONSOL Marine Terminal does not normally experience material costs of obtaining customer contracts with amortization periods greater than one year. At September 30, 2020 and December 31, 2019, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. As of and for the three and nine months ended September 30, 2020 and 2019, the Company has not recognized any amortization of previously existing capitalized costs of obtaining Terminal customer contracts. Further, the Company has not recognized any revenue in the current period that is not a result of current period performance.

Freight Revenue

Some of CONSOL Energy's coal contracts require that the Company sell its coal at locations other than its central preparation plant. The cost to transport the Company's coal to the ultimate sales point is passed through to the Company's customers and CONSOL Energy recognizes the freight revenue equal to the transportation costs when title of the coal passes to the customer.

Contract Balances

Contract assets are recorded separately from trade receivables in the Company's Consolidated Balance Sheets and are reclassified to trade receivables as title passes to the customer and the Company's right to consideration becomes unconditional. Payments for coal shipments are typically due within two to four weeks from the invoice date. CONSOL Energy typically does not have material contract assets that are stated separately from trade receivables since the Company's performance obligations are satisfied as control of the goods or services passes to the customer, thereby granting the Company an unconditional right to receive consideration. Contract liabilities relate to consideration received in advance of the satisfaction of the Company's performance obligations. Contract liabilities are recognized as revenue at the point in time when control of the good passes to the customer, or over time when services are provided.

NOTE 4—MISCELLANEOUS OTHER INCOME:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Contract Buyout	$—	$1,193	$40,969	$3,583
Sale of Certain Coal Lease Contracts	17,847	—	17,847	—
Royalty Income - Non-Operated Coal	2,241	4,976	9,638	16,863
Rental Income	255	625	1,077	1,923
Property Easements and Option Income	19	100	495	1,529
Interest Income	76	755	442	2,399
Purchased Coal Sales	—	3,136	—	9,052
Other	563	403	639	1,325
Miscellaneous Other Income	$21,001	$11,188	$71,107	$36,674

Contract buyout income was primarily the result of partial contract buyouts that involved negotiations to reduce coal quantities of several customer contracts in exchange for payment of certain fees to the Company, and do not impact forward contract terms.

The sale of certain coal lease contracts was in connection with one of several transactions completed in the three months ended September 30, 2020 related to the Company's non-operating surface and mineral assets outside of the Pennsylvania Mining Complex.

Royalty income represents earned revenue related to overriding royalty agreements or coal reserve leases between the Company and third-party operators.

Purchased coal sales include earned revenue related to coal purchased externally by the Company to blend and resell in order to fulfill various contracts.

NOTE 5—COMPONENTS OF PENSION AND OTHER POST-EMPLOYMENT BENEFIT (OPEB) PLANS NET PERIODIC BENEFIT COSTS:

The components of Net Periodic Benefit (Credit) Cost are as follows:

	Pension Benefits				Other Post-Employment Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
Service Cost	$296	$987	$887	$2,963	$—	$—	$—	$—
Interest Cost	5,044	6,275	15,132	18,825	3,199	4,580	9,597	13,740
Expected Return on Plan Assets	(10,455)	(10,114)	(31,365)	(30,343)	—	—	—	—
Amortization of Prior Service Credits	—	(92)	—	(275)	(601)	(601)	(1,804)	(1,804)
Amortization of Actuarial Loss	1,730	1,490	5,191	4,469	2,319	2,315	6,958	6,946
Net Periodic Benefit (Credit) Cost	$(3,385)	$(1,454)	$(10,155)	$(4,361)	$4,917	$6,294	$14,751	$18,882

(Credits) expenses related to pension and other post-employment benefits are reflected in Operating and Other Costs in the Consolidated Statements of Income.

NOTE 6—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:

The components of Net Periodic Benefit Cost are as follows:

	CWP				Workers' Compensation
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
Service Cost	$1,150	$948	$3,452	$2,844	$1,569	$1,421	$4,707	$4,264
Interest Cost	1,552	1,750	4,655	5,250	461	646	1,383	1,939
Amortization of Actuarial Loss (Gain)	1,401	254	4,203	762	(122)	(193)	(366)	(580)
State Administrative Fees and Insurance Bond Premiums	—	—	—	—	583	510	1,665	1,671
Net Periodic Benefit Cost	$4,103	$2,952	$12,310	$8,856	$2,491	$2,384	$7,389	$7,294

NOTE 7—INCOME TAXES:

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

The Company's year-to-date tax rate is based on its estimated full year effective tax rate. The effective tax rate for the nine months ended September 30, 2020 differs from the U.S. federal statutory rate of 21%, primarily due to the income tax benefit for excess percentage depletion, offset by the impact of discrete tax expense related to equity compensation and the unfavorable impact on percentage depletion related to the additional interest deduction available under the CARES Act and the final regulations on interest limitation regulations (“163j regulations”) issued by the Treasury Department. The CARES Act increased the amount of deductible interest from 30% of adjusted taxable income to 50% for tax years 2019 and 2020, which generates current cash tax benefit, but also reduces the base of earnings upon which percentage depletion was computed. The final 163j regulations also allowed the Company to deduct additional interest expense, but also reduce the base of earnings upon which percentage depletion was computed. The effective tax rate for the nine months ended September 30, 2020 was (0.6%), composed of tax expense of 21.8% from operations and discrete tax items of $902 related to equity compensation, $1,139 related to the effect of the CARES Act, and $3,059 related to the effect of the final 163j regulations, as noted above.

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

The Company utilizes the “more likely than not” standard in recognizing a tax benefit in its financial statements. For the nine months ended September 30, 2020 and the year ended December 31, 2019, the Company did not have any unrecognized tax benefits. If accrual for interest or penalties is required, it is the Company's policy to include these as a component of income tax expense (benefit).

The Company is subject to taxation in the United States and its various states, as well as Canada and its various provinces. Under the provisions of the tax matters agreement entered into between the Company and its former parent on November 28, 2017 (the “TMA”), certain subsidiaries of the Company are subject to examination for tax years for the period January 1, 2016 through tax year December 31, 2019 for certain state and foreign returns. Further, the Company is subject to examination for the period November 28, 2017 through the tax year December 31, 2019 for federal and certain state returns.

NOTE 8—CREDIT LOSSES:

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

	Trade Receivables	Other Receivables	Other Assets

Beginning Balance, January 1, 2020	$2,100	$711	$—
Adoption of ASU 2016-13, cumulative-effect adjustment to retained earnings	951	2,661	795
Provision for expected credit losses	1,823	1,120	851
Ending Balance, September 30, 2020	$4,874	$4,492	$1,646

NOTE 9—INVENTORIES:

Inventory components consist of the following:

	September 30,	December 31,
	2020	2019
Coal	$6,640	$2,484
Supplies	49,937	51,647
Total Inventories	$56,577	$54,131

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

At September 30, 2020, the Company's eligible accounts receivable yielded $30,660 of borrowing capacity. At September 30, 2020, the facility had no outstanding borrowings and $30,100 of letters of credit outstanding, leaving available borrowing capacity of $560. At December 31, 2019, the Company's eligible accounts receivable yielded $41,282 of borrowing capacity. At December 31, 2019, the facility had no outstanding borrowings and $41,211 of letters of credit outstanding, leaving available borrowing capacity of $71. Costs associated with the receivables facility totaled $249 and $882 for the three and nine months ended September 30, 2020, respectively, and $344 and $1,095 for the three and nine months ended September 30, 2019, respectively. These costs have been recorded as financing fees which are included in Operating and Other Costs in the Consolidated Statements of Income. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.

NOTE 11—PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

	September 30,	December 31,
	2020	2019
Plant and Equipment	$3,131,792	$3,028,514
Coal Properties and Surface Lands	874,439	872,909
Airshafts	449,863	437,003
Mine Development	343,960	342,706
Advance Mining Royalties	326,649	327,048
Total Property, Plant and Equipment	5,126,703	5,008,180
Less: Accumulated Depreciation, Depletion and Amortization	3,043,463	2,916,015
Total Property, Plant and Equipment, Net	$2,083,240	$2,092,165

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

As of September 30, 2020 and December 31, 2019, property, plant and equipment includes gross assets under finance leases of $85,908 and $52,729, respectively. Accumulated amortization for finance leases was $49,453 and $31,373 at September 30, 2020 and December 31, 2019, respectively. Amortization expense for assets under finance leases approximated $6,178 and $3,919 for the three months ended September 30, 2020 and 2019 and $16,680 and $11,753 for the nine months ended September 30, 2020 and 2019, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying Consolidated Statements of Income.

NOTE 12—OTHER ACCRUED LIABILITIES:

	September 30,	December 31,
	2020	2019
Subsidence Liability	$89,917	$90,645
Accrued Payroll and Benefits	20,444	21,102
Accrued Equipment Obligations	10,097	—
Accrued Interest	9,576	6,281
Other	22,004	21,034
Current Portion of Long-Term Liabilities:
Postretirement Benefits Other than Pensions	30,410	31,833
Asset Retirement Obligations	22,057	21,741
Operating Lease Liability	20,020	19,479
Pneumoconiosis Benefits	12,092	12,331
Workers' Compensation	10,778	11,323
Total Other Accrued Liabilities	$247,395	$235,769

NOTE 13—LONG-TERM DEBT:

	September 30,	December 31,
	2020	2019
Debt:
Term Loan B due in September 2024 (Principal of $270,875 and $272,938 less Unamortized Discount of $1,000 and $1,187, 4.65% and 6.30% Weighted Average Interest Rate, respectively)	$269,875	$271,751
11.00% Senior Secured Second Lien Notes due November 2025	176,452	221,628
MEDCO Revenue Bonds in Series due September 2025 at 5.75%	102,865	102,865
Term Loan A due in March 2023 (5.50% and 5.55% Weighted Average Interest Rate, respectively)	72,500	88,750
Other Asset-Backed Financing Arrangements	21,885	9,289
Advance Royalty Commitments (10.78% Weighted Average Interest Rate)	1,895	1,895
Less: Unamortized Debt Issuance Costs	10,759	10,323
	634,713	685,855
Less: Amounts Due in One Year*	47,693	32,053
Long-Term Debt	$587,020	$653,802

* Excludes current portion of Finance Lease Obligations of $21,261 and $18,219 at September 30, 2020 and December 31, 2019, respectively.

In November 2017, CONSOL Energy entered into a revolving credit facility with commitments up to $300 million (the “Revolving Credit Facility”), a Term Loan A Facility of up to $100 million (the “TLA Facility”) and a Term Loan B Facility of up to $400 million (the “TLB Facility”, and together with the Revolving Credit Facility and the TLA Facility, the “Senior Secured Credit Facilities”). On March 28, 2019, the Company amended the Senior Secured Credit Facilities to increase the borrowing commitment of the Revolving Credit Facility to $400 million and reallocate the principal amounts outstanding under the TLA Facility and TLB Facility. On June 5, 2020, the Company amended the Senior Secured Credit Facilities (the “amendment”) to provide eight quarters of financial covenant relaxation, effect an increase in the rate at which borrowings under the Revolving Credit Facility and the TLA Facility bear interest, and add an anti-cash hoarding provision. Borrowings under the Company's Senior Secured Credit Facilities bear interest at a floating rate which can be, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) an alternate base rate plus an applicable margin. The applicable margin for the Revolving Credit Facility and TLA Facility depends on the total net leverage ratio, whereas the applicable margin for the TLB Facility is fixed. The amendment increased the applicable margin by 50 basis points on both the Revolving Credit Facility and the TLA Facility. The maturity date of the Revolving Credit and TLA Facilities is March 28, 2023. The TLB Facility's maturity date is September 28, 2024. Obligations under the Senior Secured Credit Facilities (Term Loan B and Term Loan A, together with the Revolving Credit Facility, on which there were no outstanding borrowings at September 30, 2020) are guaranteed by (i) all owners of the 75% undivided economic interest in the PAMC held by the Company, (ii) any other members of the Company’s group that own any portion of the collateral securing the Revolving Credit Facility, and (iii) subject to certain customary exceptions and agreed materiality thresholds, all other existing or future direct or indirect wholly-owned restricted subsidiaries of the Company (excluding the Partnership and its wholly-owned subsidiaries). The obligations are secured by, subject to certain exceptions (including a limitation of pledges of equity interests in certain subsidiaries and certain thresholds with respect to real property), a first-priority lien on (i) the Company’s 75% undivided economic interest in the PAMC, (ii) the limited partner units of the Partnership held by the Company, (iii) the equity interests in CONSOL Coal Resources GP LLC held by the Company (iv) the CONSOL Marine Terminal and (v) the 1.5 billion tons of Greenfield Reserves.

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

The Revolving Credit Facility and TLA Facility also include covenants relating to (i) a maximum first lien gross leverage ratio, (ii) a maximum total net leverage ratio, and (iii) a minimum fixed charge coverage ratio.  The maximum first lien gross leverage ratio is calculated as the ratio of Consolidated First Lien Debt to Consolidated EBITDA, excluding the Partnership. Consolidated EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations, non-cash charges related to legacy employee liabilities and gains and losses on debt extinguishment, and includes cash distributions received from the Partnership and subtracts cash payments related to legacy employee liabilities. The maximum total net leverage ratio is calculated as the ratio of Consolidated Indebtedness, minus Cash on Hand, to Consolidated EBITDA, excluding the Partnership. The minimum fixed charge coverage ratio is calculated as the ratio of Consolidated EBITDA to Consolidated Fixed Charges, excluding the Partnership. Consolidated Fixed Charges, as used in the covenant calculation, include cash interest payments, cash payments for income taxes, scheduled debt repayments, dividends paid, and Maintenance Capital Expenditures. The amendment revised the financial covenants applicable to the Revolving Credit Facility and TLA Facility relating to the maximum first lien gross leverage ratio, maximum total net leverage ratio and minimum fixed charge coverage ratio, so that for the fiscal quarters ending June 30, 2020 through March 31, 2021, the maximum first lien gross leverage ratio shall be 2.50 to 1.00, the maximum total net leverage ratio shall be 3.75 to 1.00, and the minimum fixed charge coverage ratio shall be 1.00 to 1.00; for the fiscal quarters ending June 30, 2021 through September 30, 2021, the maximum first lien gross leverage ratio shall be 2.25 to 1.00 and the maximum total net leverage ratio shall be 3.50 to 1.00; for the fiscal quarters ending June 30, 2021 through March 31, 2022, the minimum fixed charge coverage ratio shall be 1.05 to 1.00; for the fiscal quarters ending December 31, 2021 through March 31, 2022, the maximum first lien gross leverage ratio shall be 2.00 to 1.00 and the maximum total net leverage ratio shall be 3.25 to 1.00; and for the fiscal quarters ending on or after June 30, 2022, the maximum first lien gross leverage ratio shall be 1.75 to 1.00, the maximum total net leverage ratio shall be 2.75 to 1.00 and the minimum fixed charge coverage ratio shall be 1.10 to 1.00. The maximum first lien gross leverage ratio was 2.04 to 1.00 at September 30, 2020. The maximum total net leverage ratio was 3.38 to 1.00 at September 30, 2020. The minimum fixed charge coverage ratio was 1.33 to 1.00 at September 30, 2020. The Company was in compliance with all of its debt covenants as of September 30, 2020. The Company is continuing to actively monitor the effects of the ongoing COVID-19 pandemic on its liquidity.

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

At September 30, 2020, the Revolving Credit Facility had no borrowings outstanding and $99,126 of letters of credit outstanding, leaving $300,874 of unused capacity. At December 31, 2019, the Revolving Credit Facility had no borrowings outstanding and $69,588 of letters of credit outstanding, leaving $330,412 of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.

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

During the nine months ended September 30, 2020, the Company repurchased $45,176 of its outstanding 11.00% Senior Secured Second Lien Notes due in 2025. During the nine months ended September 30, 2019, the Company made a required repayment of approximately $110 million on the TLB Facility (discussed above) and amended the Senior Secured Credit Facilities. The Company also repurchased $35,048 of its outstanding 11.00% Senior Secured Second Lien Notes due in 2025 during the nine months ended September 30, 2019. As part of these transactions, $1,078 and $17,911 was included in Gain on Debt Extinguishment on the Consolidated Statements of Income for the three and nine months ended September 30, 2020, respectively, and $801 and $25,444 was included in Loss on Debt Extinguishment on the Consolidated Statements of Income for the three and nine months ended September 30, 2019, respectively.

The Company is a borrower under two asset-backed financing arrangements related to certain equipment. The equipment, which has an approximate value of $21,885, fully collateralizes the loans. As of September 30, 2020, a total of $18,894 matures in December 2020 and $2,991 matures in September 2024. The loans had a weighted average interest rate of 4.30% and 5.07% at September 30, 2020 and December 31, 2019, respectively.

During the year ended December 31, 2019, the Company entered into interest rate swaps, which effectively converted $150,000 of the TLB Facility's floating interest rate to a fixed interest rate for the twelve months ending December 31, 2020 and 2021, and $50,000 of the TLB Facility's floating interest rate to a fixed interest rate for the twelve months ending December 31, 2022. The interest rate swaps qualify for cash flow hedge accounting treatment and as such, the change in the fair value of the interest rate swaps is recorded on the Company's Consolidated Balance Sheets as an asset or liability. The effective portion of the gains or losses is reported as a component of accumulated other comprehensive loss and the ineffective portion is reported in earnings. At September 30, 2020 and December 31, 2019, the interest rate swap contracts were reflected in the Consolidated Balance Sheets at their fair value of $3,373 and $154, respectively, which is recorded in Other Accrued Liabilities and Other Liabilities. The fair value of the interest rate swaps reflected an unrealized loss of $2,408 (net of $810 tax) at September 30, 2020. The unrealized loss is included on the Consolidated Statements of Stockholders' Equity as part of accumulated other comprehensive loss, as well as on the Consolidated Statements of Comprehensive Income as unrealized loss on cash flow hedges. Some of the Company's interest rate swaps reached their effective date in the nine months ended September 30, 2020. As such, a loss of $1,005 was recognized in interest expense in the Consolidated Statements of Income for the nine months ended September 30, 2020. During 2020, notional amounts of $150,000 will become effective. Based on the fair value of the Company's cash flow hedges at September 30, 2020, the Company expects expense of approximately $2,069 to be reclassified into earnings in the next 12 months.

NOTE 14—COMMITMENTS AND CONTINGENT LIABILITIES:

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

The Company is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes and other claims and actions arising out of the normal course of business. The Company accrues the estimated loss for these lawsuits and claims when the loss is probable and reasonably estimable. The Company’s estimated accruals related to these pending claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of the Company as of September 30, 2020. It is possible that the aggregate loss in the future with respect to these lawsuits and claims could ultimately be material to the Company’s financial position, results of operations or cash flows; however, such amounts cannot be reasonably estimated. The amount claimed against the Company as of September 30, 2020 is disclosed below when an amount is expressly stated in the lawsuit or claim, which is not often the case.

Fitzwater Litigation: Three nonunion retired coal miners have sued Fola Coal Company LLC, Consolidation Coal Company (“CCC”) and CONSOL of Kentucky Inc. (“COK”) (as well as the Company's former parent) in West Virginia Federal Court alleging ERISA violations in the termination of retiree health care benefits. The Plaintiffs contend they relied to their detriment on oral statements and promises of “lifetime health benefits” allegedly made by various members of management during Plaintiffs’ employment and that they were allegedly denied access to Summary Plan Documents that clearly reserved the right to modify or terminate the Retiree Health and Welfare Plan subject to Plaintiffs’ claims. Pursuant to Plaintiffs’ amended complaint filed on April 24, 2017, Plaintiffs request that retiree health benefits be reinstated and seek to represent a class of all nonunion retirees who were associated with AMVEST and COK areas of operation. On October 15, 2019, Plaintiffs’ supplemental motion for class certification was denied on all counts. On July 15, 2020, Plaintiffs filed an interlocutory appeal with the Fourth Circuit Court of Appeals on the Order denying class certification. The Fourth Circuit denied Plaintiffs' appeal on August 14, 2020. On October 1, 2020, the District Court entered a pretrial order setting the trial date for November 16, 2020. The Company believes it has a meritorious defense and intends to vigorously defend this suit.

Casey Litigation: A class action lawsuit was filed on August 23, 2017 on behalf of two nonunion retired coal miners against CCC, COK, CONSOL Buchanan Mining Co., LLC and Kurt Salvatori in West Virginia Federal Court alleging ERISA violations in the termination of retiree health care benefits. Filed by the same lawyers who filed the Fitzwater litigation, and raising nearly identical claims, the Plaintiffs contend they relied to their detriment on oral promises of “lifetime health benefits” allegedly made by various members of management during Plaintiffs’ employment and that they were not provided with copies of Summary Plan Documents clearly reserving to the Company the right to modify or terminate the Retiree Health and Welfare Plan. Plaintiffs request that retiree health benefits be reinstated for them and their dependents and seek to represent a class of all nonunion retirees of any subsidiary of the Company's former parent that operated or employed individuals in McDowell or Mercer Counties, West Virginia, or Buchanan or Tazewell Counties, Virginia whose retiree welfare benefits were terminated. On December 1, 2017, the trial court judge in Fitzwater signed an order to consolidate Fitzwater with Casey. The Casey complaint was amended on March 1, 2018 to add new plaintiffs, add defendant CONSOL Pennsylvania Coal Company, LLC and eliminate defendant CONSOL Buchanan Mining Co., LLC in an attempt to expand the class of retirees. On October 15, 2019, Plaintiffs’ supplemental motion for class certification was denied on all counts. On July 15, 2020, Plaintiffs filed an interlocutory appeal with the Fourth Circuit Court of Appeals on the Order denying class certification. The Fourth Circuit denied Plaintiffs' appeal on August 14, 2020. On October 1, 2020, the District Court entered a pretrial order setting the trial date for November 16, 2020. The Company believes it has a meritorious defense and intends to vigorously defend this suit.

United Mine Workers of America 1992 Benefit Plan Litigation: In 2013, Murray Energy and its subsidiaries (“Murray”) entered into a stock purchase agreement (the “Murray sale agreement”) with the Company's former parent pursuant to which Murray acquired the stock of CCC and certain subsidiaries and certain other assets and liabilities. At the time of sale, the liabilities included certain retiree medical liabilities under the Coal Industry Retiree Health Benefits Act of 1992 (“Coal Act”) and certain federal black lung liabilities under the Black Lung Benefits Act (“BLBA”). Based upon information available, the Company estimates that the annual servicing costs of these liabilities are approximately $10 million to $20 million per year for the next ten years. The annual servicing cost would decline each year since the beneficiaries of the Coal Act consist principally of miners who retired prior to 1994. Murray filed for Chapter 11 bankruptcy in October 2019. As part of the ongoing bankruptcy proceedings, Murray entered into a settlement with the United Mine Workers of America 1992 Benefit Plan (“1992 Plan”) to transfer retirees in the Murray Energy Section 9711 Plan into the 1992 Plan, which the bankruptcy court approved on April 30, 2020. The 1992 Plan recently filed an action in the United States District Court for the District of Columbia asking the court to make a determination whether the Company's former parent or the Company has any continuing retiree medical liabilities under the Coal Act. The Murray sale agreement includes indemnification by Murray with respect to the Coal Act and BLBA liabilities. In addition, the Company had agreed to indemnify its former parent relative to certain pre-separation liabilities. As of September 16, 2020, the Company has entered into a settlement agreement with Murray, and has withdrawn its claims in bankruptcy. See Note 2 - Major Transactions for a discussion of this settlement agreement. The Company will continue to vigorously defend any claims that attempt to transfer any of such liabilities directly or indirectly to the Company, including raising all applicable defenses against the 1992 Plan’s suit and those of any other party.

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

The following is a summary, as of September 30, 2020, of the financial guarantees, unconditional purchase obligations and letters of credit to certain third parties. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments, or under the separation and distribution agreement to the extent retained by the Company's former parent on behalf of the Coal Business. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credit are recorded as liabilities in the financial statements. The Company’s management believes that these guarantees will expire without being funded, and therefore, the commitments will not have a material adverse effect on the Company’s financial condition.

	Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$75,846	$52,929	$22,917	$—	$—
Environmental	398	398	—	—	—
Other	52,982	47,504	5,478	—	—
Total Letters of Credit	129,226	100,831	28,395	—	—
Surety Bonds:
Employee-Related	86,024	50,524	35,500	—	—
Environmental	576,584	555,300	21,284	—	—
Other	4,789	4,584	205	—	—
Total Surety Bonds	667,397	610,408	56,989	—	—
Guarantees:
Other	10,704	6,636	3,438	398	232
Total Guarantees	10,704	6,636	3,438	398	232
Total Commitments	$807,327	$717,875	$88,822	$398	$232

Included in the above table are commitments and guarantees entered into in conjunction with the sale of Consolidation Coal Company and certain of its subsidiaries, which contain all five of its longwall coal mines in West Virginia and its river operations, to a third party. As part of the separation and distribution, the Company's former parent agreed to indemnify the Company and the Company agreed to indemnify its former parent in each case with respect to guarantees of certain equipment lease obligations that were assumed by the third party. In the event that the third party would default on the obligations defined in the agreements, the Company would be required to perform under the guarantees. As of September 30, 2020, the Company has not been required to perform under these guarantees. The equipment lease obligations are collateralized by the underlying assets. The current maximum estimated exposure under these guarantees as of  September 30, 2020 and December 31, 2019 is believed to be approximately $16,000 and $20,000, respectively. At September 30, 2020 and December 31, 2019, the fair value of these guarantees was $259 and $482, respectively, and is included in Other Accrued Liabilities on the Consolidated Balance Sheets. The fair value of certain of the guarantees was determined using the Company’s risk-adjusted interest rate. Significant increases or decreases in the risk-adjusted interest rates may result in a significantly higher or lower fair value measurement. No other amounts related to financial guarantees and letters of credit are recorded as liabilities in the financial statements. Significant judgment is required in determining the fair value of these guarantees. The guarantees of the leases are classified within Level 3 of the fair value hierarchy.

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

The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at			Fair Value Measurements at
	September 30, 2020			December 31, 2019
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Lease Guarantees	$—	$—	$(259)	$—	$—	$(482)
Derivatives (1)	$—	$(3,373)	$—	$—	$(154)	$—

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

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	September 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-Term Debt	$645,472	$491,465	$696,178	$642,018

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

Industry segment results for the three months ended September 30, 2020 are:

	PAMC	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$184,066	$309	$—	$184,375	(A)
Terminal Revenue	—	17,008	—	17,008
Freight Revenue	12,909	—	—	12,909
Total Revenue from Contracts with Customers	$196,975	$17,317	$—	$214,292
(Loss) Earnings Before Income Tax	$(6,930)	$3,488	$—	$(3,442)
Segment Assets	$1,878,350	$676,488	$—	$2,554,838
Depreciation, Depletion and Amortization	$49,944	$5,015	$—	$54,959
Capital Expenditures	$15,733	$3,775	$—	$19,508

Industry segment results for the three months ended September 30, 2019 are:

	PAMC	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$301,542	$—	$—	$301,542	(A)
Terminal Revenue	—	16,303	—	16,303
Freight Revenue	3,599	—	—	3,599
Total Revenue from Contracts with Customers	$305,141	$16,303	$—	$321,444
Earnings (Loss) Before Income Tax	$30,546	$(21,107)	$—	$9,439
Segment Assets	$2,014,381	$708,854	$—	$2,723,235
Depreciation, Depletion and Amortization	$45,829	$8,541	$—	$54,370
Capital Expenditures	$45,232	$3,289	$—	$48,521

Industry segment results for the nine months ended September 30, 2020 are:

	PAMC	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$541,545	$595	$—	$542,140	(A)
Terminal Revenue	—	49,407	—	49,407
Freight Revenue	19,141	—	—	19,141
Total Revenue from Contracts with Customers	$560,686	$50,002	$—	$610,688
Loss Before Income Tax	$(18,405)	$(9,400)	$—	$(27,805)
Segment Assets	$1,878,350	$676,488	$—	$2,554,838
Depreciation, Depletion and Amortization	$145,154	$10,903	$—	$156,057
Capital Expenditures	$52,687	$13,268	$—	$65,955

Industry segment results for the nine months ended September 30, 2019 are:

	PAMC	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$984,665	$—	$—	$984,665	(A)
Terminal Revenue	—	50,829	—	50,829
Freight Revenue	14,115	—	—	14,115
Total Revenue from Contracts with Customers	$998,780	$50,829	$—	$1,049,609
Earnings (Loss) Before Income Tax	$156,029	$(80,115)	$—	$75,914
Segment Assets	$2,014,381	$708,854	$—	$2,723,235
Depreciation, Depletion and Amortization	$136,124	$15,121	$—	$151,245
Capital Expenditures	$117,417	$14,058	$—	$131,475

(A)	For the three and nine months ended September 30, 2020 and 2019, the PAMC segment had revenues from the following customers, each comprising over 10% of the Company’s total sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Customer A	$45,818	$49,772	$94,647	$180,014
Customer C	$36,888	$63,526	$86,631	$158,903
Customer B	*	$95,953	$141,993	$358,882

* Revenues from this customer during the three months ended September 30, 2020 were less than 10% of the Company's total sales.

Reconciliation of Segment Information to Consolidated Amounts:

Total Assets:

	September 30,
	2020	2019
Segment Assets for Total Reportable Business Segments	$1,878,350	$2,014,381
Segment Assets for All Other Business Segments	542,189	512,738
Items Excluded from Segment Assets:
Cash and Other Investments	32,660	104,344
Deferred Tax Assets	101,639	91,772
Total Consolidated Assets	$2,554,838	$2,723,235

NOTE 17—ADDITIONAL INFORMATION WITH RESPECT TO UNRESTRICTED SUBSIDIARIES:

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

Income Statement for the Three Months Ended September 30, 2020 (unaudited):

	Company and
	Restricted	Unrestricted
	Subsidiaries	Subsidiaries	Consolidated
Revenue and Other Income:
Coal Revenue	$138,359	$46,016	$184,375
Terminal Revenue	17,008	—	17,008
Freight Revenue	9,682	3,227	12,909
Miscellaneous Other Income	11,454	9,547	21,001
Gain on Sale of Assets	7,867	59	7,926
Total Revenue and Other Income	184,370	58,849	243,219
Costs and Expenses:
Operating and Other Costs	118,857	34,174	153,031
Depreciation, Depletion and Amortization	33,070	21,889	54,959
Freight Expense	9,682	3,227	12,909
Selling, General and Administrative Costs	8,238	2,879	11,117
Gain on Debt Extinguishment	(1,078)	—	(1,078)
Interest Expense, net	13,203	2,520	15,723
Total Costs and Expenses	181,972	64,689	246,661
Earnings (Loss) Before Income Tax	2,398	(5,840)	(3,442)
Income Tax Expense	5,918	—	5,918
Net Loss	(3,520)	(5,840)	(9,360)
Less: Net Loss Attributable to Noncontrolling Interest	(2,136)	—	(2,136)
Net Loss Attributable to CONSOL Energy Inc. Shareholders	$(1,384)	$(5,840)	$(7,224)

Balance Sheet at September 30, 2020 (unaudited):

	Company and
	Restricted	Unrestricted
	Subsidiaries	Subsidiaries	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$21,636	$648	$22,284
Accounts and Notes Receivable
Trade Receivables, net	—	120,548	120,548
Other Receivables, net	23,786	962	24,748
Inventories	43,399	13,178	56,577
Prepaid Expenses and Other Assets	23,053	4,086	27,139
Total Current Assets	111,874	139,422	251,296
Property, Plant and Equipment:
Property, Plant and Equipment	4,109,220	1,017,483	5,126,703
Less-Accumulated Depreciation, Depletion and Amortization	2,437,152	606,311	3,043,463
Total Property, Plant and Equipment - Net	1,672,068	411,172	2,083,240
Other Assets:
Deferred Income Taxes	101,639	—	101,639
Right of Use Asset - Operating Leases	45,936	12,170	58,106
Other, net	57,920	2,637	60,557
Total Other Assets	205,495	14,807	220,302
TOTAL ASSETS	$1,989,437	$565,401	$2,554,838
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$51,277	$20,986	$72,263
Accounts (Recoverable) Payable - Related Parties	(8,035)	8,035	—
Current Portion of Long-Term Debt	59,703	9,251	68,954
Other Accrued Liabilities	209,132	38,263	247,395
Total Current Liabilities	312,077	76,535	388,612
Long-Term Debt:
Long-Term Debt, Related Party	(174,685)	174,685	—
Long-Term Debt	587,020	—	587,020
Finance Lease Obligations	15,948	5,198	21,146
Total Long-Term Debt	428,283	179,883	608,166
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	421,705	—	421,705
Pneumoconiosis Benefits	194,312	6,754	201,066
Asset Retirement Obligations	218,031	11,315	229,346
Workers' Compensation	57,527	3,998	61,525
Salary Retirement	33,454	—	33,454
Operating Lease Liability	33,445	8,178	41,623
Other	15,726	887	16,613
Total Deferred Credits and Other Liabilities	974,200	31,132	1,005,332
TOTAL LIABILITIES	1,714,560	287,550	2,002,110
Total CONSOL Energy Inc. Stockholders’ Equity	148,228	277,851	426,079
Noncontrolling Interest	126,649	—	126,649
TOTAL LIABILITIES AND EQUITY	$1,989,437	$565,401	$2,554,838

Income Statement for the Three Months Ended September 30, 2019 (unaudited):

	Company and
	Restricted	Unrestricted
	Subsidiaries	Subsidiaries	Consolidated
Revenue and Other Income:
Coal Revenue	$226,157	$75,385	$301,542
Terminal Revenue	16,303	—	16,303
Freight Revenue	2,699	900	3,599
Miscellaneous Other Income	391	10,797	11,188
Gain on Sale of Assets	714	—	714
Total Revenue and Other Income	246,264	87,082	333,346
Costs and Expenses:
Operating and Other Costs	180,487	54,362	234,849
Depreciation, Depletion and Amortization	43,284	11,086	54,370
Freight Expense	2,699	900	3,599
Selling, General and Administrative Costs	11,850	2,840	14,690
Loss on Debt Extinguishment	801	—	801
Interest Expense, net	14,011	1,587	15,598
Total Costs and Expenses	253,132	70,775	323,907
(Loss) Earnings Before Income Tax	(6,868)	16,307	9,439
Income Tax Expense	2,415	—	2,415
Net (Loss) Income	(9,283)	16,307	7,024
Less: Net Income Attributable to Noncontrolling Interest	2,684	—	2,684
Net (Loss) Income Attributable to CONSOL Energy Inc. Shareholders	$(11,967)	$16,307	$4,340

Balance Sheet at December 31, 2019:

	Company and
	Restricted	Unrestricted
	Subsidiaries	Subsidiaries	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$79,717	$576	$80,293
Accounts and Notes Receivable
Trade Receivables, net	—	131,688	131,688
Other Receivables, net	39,412	1,572	40,984
Inventories	41,478	12,653	54,131
Prepaid Expenses and Other Assets	25,181	5,752	30,933
Total Current Assets	185,788	152,241	338,029
Property, Plant and Equipment:
Property, Plant and Equipment	4,023,282	984,898	5,008,180
Less-Accumulated Depreciation, Depletion and Amortization	2,344,777	571,238	2,916,015
Total Property, Plant and Equipment - Net	1,678,505	413,660	2,092,165
Other Assets:
Deferred Income Taxes	103,505	—	103,505
Right of Use Asset - Operating Leases	56,937	15,695	72,632
Other, net	74,015	13,456	87,471
Total Other Assets	234,457	29,151	263,608
TOTAL ASSETS	$2,098,750	$595,052	$2,693,802
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$79,140	$27,083	$106,223
Accounts (Recoverable) Payable - Related Parties	(1,419)	1,419	—
Current Portion of Long-Term Debt	45,020	5,252	50,272
Other Accrued Liabilities	196,314	39,455	235,769
Total Current Liabilities	319,055	73,209	392,264
Long-Term Debt:
Long-Term Debt, Related Party	(148,156)	148,156	—
Long-Term Debt	653,802	—	653,802
Finance Lease Obligations	7,391	1,645	9,036
Total Long-Term Debt	513,037	149,801	662,838
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	432,496	—	432,496
Pneumoconiosis Benefits	196,114	6,028	202,142
Asset Retirement Obligations	239,410	10,801	250,211
Workers' Compensation	57,583	3,611	61,194
Salary Retirement	49,930	—	49,930
Operating Lease Liability	43,906	11,507	55,413
Other	14,134	785	14,919
Total Deferred Credits and Other Liabilities	1,033,573	32,732	1,066,305
TOTAL LIABILITIES	1,865,665	255,742	2,121,407
Total CONSOL Energy Inc. Stockholders’ Equity	95,889	339,310	435,199
Noncontrolling Interest	137,196	—	137,196
TOTAL LIABILITIES AND EQUITY	$2,098,750	$595,052	$2,693,802

Income Statement for the Nine Months Ended September 30, 2020 (unaudited):

	Company and
	Restricted	Unrestricted
	Subsidiaries	Subsidiaries	Consolidated
Revenue and Other Income:
Coal Revenue	$406,754	$135,386	$542,140
Terminal Revenue	49,407	—	49,407
Freight Revenue	14,356	4,785	19,141
Miscellaneous Other Income	32,119	38,988	71,107
Gain on Sale of Assets	15,182	59	15,241
Total Revenue and Other Income	517,818	179,218	697,036
Costs and Expenses:
Operating and Other Costs	373,774	107,938	481,712
Depreciation, Depletion and Amortization	110,720	45,337	156,057
Freight Expense	14,356	4,785	19,141
Selling, General and Administrative Costs	30,441	9,285	39,726
Gain on Debt Extinguishment	(17,911)	—	(17,911)
Interest Expense, net	39,187	6,929	46,116
Total Costs and Expenses	550,567	174,274	724,841
(Loss) Earnings Before Income Tax	(32,749)	4,944	(27,805)
Income Tax Expense	143	—	143
Net (Loss) Income	(32,892)	4,944	(27,948)
Less: Net Loss Attributable to Noncontrolling Interest	(5,108)	—	(5,108)
Net (Loss) Income Attributable to CONSOL Energy Inc. Shareholders	$(27,784)	$4,944	$(22,840)

Income Statement for the Nine Months Ended September 30, 2019 (unaudited):

	Company and
	Restricted	Unrestricted
	Subsidiaries	Subsidiaries	Consolidated
Revenue and Other Income:
Coal Revenue	$738,499	$246,166	$984,665
Terminal Revenue	50,829	—	50,829
Freight Revenue	10,586	3,529	14,115
Miscellaneous Other Income	4,528	32,146	36,674
Gain (Loss) on Sale of Assets	1,991	(5)	1,986
Total Revenue and Other Income	806,433	281,836	1,088,269
Costs and Expenses:
Operating and Other Costs	552,671	165,739	718,410
Depreciation, Depletion and Amortization	117,606	33,639	151,245
Freight Expense	10,586	3,529	14,115
Selling, General and Administrative Costs	42,548	10,353	52,901
Loss on Debt Extinguishment	25,444	—	25,444
Interest Expense, net	45,745	4,495	50,240
Total Costs and Expenses	794,600	217,755	1,012,355
Earnings Before Income Tax	11,833	64,081	75,914
Income Tax Benefit	(243)	—	(243)
Net Income	12,076	64,081	76,157
Less: Net Income Attributable to Noncontrolling Interest	14,102	—	14,102
Net (Loss) Income Attributable to CONSOL Energy Inc. Shareholders	$(2,026)	$64,081	$62,055

NOTE 18—RELATED PARTY TRANSACTIONS:

Transactions with the Company's Former Parent (2017)

Transition Services Agreements

The Company entered into a transition services agreement (“TSA”) and certain other agreements in connection with the separation and distribution agreement with its former parent to cover certain continued corporate services provided by the Company and its former parent to each other following the completion of the separation and distribution. In connection with the separation and distribution, the Company began to set up its own corporate functions, and pursuant to the TSA, the Company's former parent provided various corporate support services, including certain accounting, human resources, information technology, office and building, risk, security, tax and treasury, building security and tax services, as well as certain regulatory compliance services required during the period in which the Company remained a majority-owned subsidiary of its former parent. The TSA expired in February 2019. The charges associated with these services were not material during the three and nine months ended September 30, 2019, and were consistent with expenses that the Company's former parent had historically allocated or incurred with respect to such services.

Former Parent Receivables and Payables

The Company had a receivable from its former parent of $6,791 at December 31, 2019, which was recorded in Other Receivables on the Consolidated Balance Sheets. The balance of this receivable was collected during the nine months ended September 30, 2020. This receivable relates to reimbursements per the terms of the separation and distribution agreement.

CONSOL Coal Resources LP

CONSOL Energy, certain of its subsidiaries and the Partnership are party to an Omnibus Agreement, dated September 30, 2016, as amended on November 28, 2017 (the “Omnibus Agreement”). Under the Omnibus Agreement, CONSOL Energy provides the Partnership with certain services in exchange for payments by the Partnership for those services.

On November 28, 2017, the Company entered into an Affiliated Company Credit Agreement with the Partnership and certain of its subsidiaries (the “Partnership Credit Parties”), as amended on June 5, 2020 (as amended, the “Affiliated Company Credit Agreement”), under which the Company provides as lender a revolving credit facility in an aggregate principal amount of up to $275 million to the Partnership Credit Parties. In connection with the completion of the separation, the Partnership drew an initial $201 million, the net proceeds of which were used to repay outstanding amounts under CCR's $400 million senior secured revolving credit facility with certain lenders and PNC Bank, National Association, as administrative agent (the “Original CCR Credit Facility”), to provide working capital for the Partnership following the separation and for other general corporate purposes. The Original CCR Credit Facility was then terminated.

On June 5, 2020, the Company amended the Affiliated Company Credit Agreement to provide eight quarters of financial covenant relaxation, effected a 50 basis points increase in the rate at which borrowings under the Affiliated Company Credit Agreement bear interest, and added additional conditions to be met for the covenants relating to general investments, investments in unrestricted subsidiaries, and distributions to equity holders of the Partnership. The Affiliated Company Credit Agreement has a maturity date of December 28, 2024. Interest accrues at a rate ranging from 4.25% to 5.25%, subject to the Partnership's net leverage ratio. For the three months ended September 30, 2020 and 2019, $2,428 and $2,003 of interest was incurred under the Affiliated Company Credit Agreement, respectively. For the nine months ended September 30, 2020 and 2019, $6,705 and $5,770 of interest was incurred under the Affiliated Company Credit Agreement, respectively. The collateral obligations under the Affiliated Company Credit Agreement generally mirror the Original CCR Credit Facility, as does the list of entities that will act as guarantors thereunder. The Affiliated Company Credit Agreement is subject to financial covenants relating to a maximum first lien gross leverage ratio and a maximum total net leverage ratio, which will be calculated on a consolidated basis for the Partnership and its restricted subsidiaries at the end of each fiscal quarter. The Partnership was in compliance with each of these financial covenants at September 30, 2020. The Affiliated Company Credit Agreement also contains a number of customary affirmative covenants and negative covenants, including limitations on the ability of the Partnership to incur additional indebtedness, grant liens, and make investments, acquisitions, dispositions, restricted payments, and prepayments of junior indebtedness (subject to certain limited exceptions).

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

See Note 20 - Subsequent Events for a discussion of the CCR Merger.

Charges for services from the Company to CCR include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating and Other Costs	$1,006	$838	$2,715	$2,368
Selling, General and Administrative Costs	1,770	1,902	6,427	6,932
Total Services from CONSOL Energy	$2,776	$2,740	$9,142	$9,300

Operating and Other Costs include pension service costs and insurance expenses. Selling, General and Administrative Costs include charges for incentive compensation, an annual administrative support fee and reimbursement for the provision of certain management and operating services provided by the Company.

At September 30, 2020 and December 31, 2019, CCR had a net payable to the Company in the amount of $8,035 and $1,419, respectively. This payable includes reimbursements for business expenses, executive fees, stock-based compensation and other items under the Omnibus Agreement.

In May 2019, CONSOL Energy Inc.'s Board of Directors approved an expansion of the stock, unit and debt repurchase program (see Note 19 - Stock, Unit and Debt Repurchases). The program expansion allows the Company to use up to $50 million of the program to purchase CCR's outstanding common units in the open market. None of the Partnership's common units were purchased under this program during the three and nine months ended September 30, 2020. During the three and nine months ended September 30, 2019, 19,413 and 26,297 of the Partnership's common units were purchased under this program at an average price of $12.88 and $14.05 per unit, respectively.

NOTE 19—STOCK, UNIT AND DEBT REPURCHASES:

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

During the nine months ended September 30, 2020 and 2019, the Company repurchased approximately $45,176 and $35,048 of its 11.00% Senior Secured Second Lien Notes due 2025, respectively. No common shares were repurchased and no common Partnership units were purchased under this program during the nine months ended September 30, 2020. During the nine months ended September 30, 2019, the Company repurchased and retired 1,717,497 shares of the Company's common stock at an average price of $19.06 per share and 26,297 of the Partnership's common units were purchased at an average price of $14.05 per unit.

NOTE 20—Subsequent Events :

On October 23, 2020, CONSOL Energy, together with CCR, announced they have entered into a definitive merger agreement pursuant to which CONSOL Energy will acquire all of the outstanding CCR common units other than any CCR common units currently owned by CONSOL Energy and its subsidiaries (each, a “Public Common Unit”) in an all-stock transaction valued at approximately $34.4 million. On the closing of the transactions contemplated under the Merger Agreement, the Company will acquire all of the approximately 10.9 million outstanding Public Common Units at a fixed exchange ratio of 0.73 shares of CONSOL Energy common stock for each Public Common Unit. This exchange ratio represents a 2.1% premium to the volume weighted average exchange ratio during the 20 trading days ended October 22, 2020. In aggregate, CONSOL Energy will issue approximately 8.0 million shares in connection with the proposed transaction, representing approximately 22.2% of the total CONSOL Energy shares that will be outstanding on a pro forma basis after completion of the CCR Merger.

The transaction terms were negotiated, reviewed and approved by the conflicts committee of the board of directors of CCR’s general partner and the board of directors of CCR’s general partner. The CCR conflicts committee is composed of the independent members of the board of directors of CCR’s general partner. CONSOL Energy’s board of directors also approved the Merger Agreement and the transactions contemplated thereby, including the CCR Merger and the issuance of CONSOL Energy common stock as the merger consideration, and has resolved to submit the approval of the issuance of the CONSOL Energy common stock in connection with the proposed transactions to a vote of the holders of CONSOL Energy common stock.

Subject to customary approvals and conditions, the transaction is expected to close in the first quarter of 2021. The transaction is subject to the approval by the holders of at least a majority of the outstanding CCR common units, approval by a majority of the votes cast by CONSOL Energy’s stockholders and the effectiveness of a registration statement related to the issuance of the new CONSOL Energy shares to CCR’s common unitholders. Pursuant to a support agreement entered into in connection with the transaction, CONSOL Energy has agreed to vote all of the CCR common units that it owns in favor of the proposed transaction. CONSOL Energy currently owns approximately 60.7% of the outstanding CCR common units.

In connection with the closing of the transaction, CCR’s common units will cease to be publicly traded and the incentive distribution rights in CCR will be eliminated.

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

CCR Merger

As previously disclosed, on October 22, 2020, CONSOL Energy, the Partnership, the General Partner, a wholly-owned subsidiary of CONSOL Energy and one of its wholly-owned subsidiaries (“Merger Sub”) entered into a definitive merger agreement (the “Merger Agreement”) pursuant to which Merger Sub will merge with and into the Partnership, with the Partnership surviving as our indirect, wholly-owned subsidiary (the “CCR Merger”). Under the terms of the Merger Agreement, at the effective time of the CCR Merger, (i) each outstanding CCR common unit other than common units owned by CONSOL Energy and its subsidiaries will be converted into the right to receive, subject to adjustment as described in the Merger Agreement, 0.73 shares of CONSOL Energy Inc. common stock (the “Merger Consideration”); and (ii) each of the outstanding phantom units and any other awards relating to a common unit issued under a Partnership equity incentive plan, whether vested or not vested, will become fully vested and will be automatically converted into the right to receive, with respect to each common unit subject thereto, the Merger Consideration (plus any accrued but unpaid amounts in relation to distribution equivalent rights). Except for the Partnership's incentive distribution rights, which will be automatically canceled immediately prior to the effective time of the CCR Merger for no consideration, the common units owned by CONSOL Energy and its subsidiaries immediately prior to the effective time of the CCR Merger will remain outstanding as limited partner interests in the surviving entity.

In aggregate, CONSOL Energy will issue approximately 8.0 million shares of its common stock as Merger Consideration, representing approximately 22.2% of the total CONSOL Energy shares that will be outstanding on a pro forma basis.

Subject to customary approvals and conditions, the transaction is expected to close in the first quarter of 2021. The transaction is subject to approval by our stockholders, majority approval by the CCR common unitholders and the effectiveness of a registration statement related to the issuance of the new CONSOL Energy shares to CCR's common unitholders. Pursuant to a support agreement entered into in connection with the transaction, CONSOL Energy agreed to vote all of the common units it owns in favor of the transaction. CONSOL Energy currently owns approximately 60.7% of CCR's outstanding common units.

COVID-19 Update

The Company is monitoring the impact of the COVID-19 pandemic (“COVID-19”) and has taken, and will continue to take, steps to mitigate the potential risks and impact on the Company and its employees. The health and safety of our employees is paramount.  In response to two employees testing positive for COVID-19, the Company temporarily curtailed production at the Bailey Mine for two weeks at the end of March. To date, several employees have tested positive for COVID-19. However, the Company has not experienced a localized outbreak, which we believe is attributable, in part, to the health and safety procedures put in place by the Company. This has also allowed the Company to continue operating without production curtailment due to positive employee cases. The Company continues to monitor the health and safety of its employees closely in order to limit potential risks to our employees, contractors, family members and the community.

We are considered a critical infrastructure company by the U.S. Department of Homeland Security. As a result, we were exempt from Pennsylvania Governor Tom Wolf's executive order, issued in March 2020, closing all businesses that are not life sustaining until Pennsylvania's phased reopening, which began in the second quarter of 2020. The unprecedented decline in coal demand that began in the first quarter hit its lowest point in May 2020, and has improved through the third quarter. In response to the decline in demand for our coal as a result of COVID-19, we idled four of our five longwalls for periods of time beginning in the second quarter. As demand improved, we restarted longwalls and ultimately ran four of the five longwalls for the majority of the third quarter. This decline in coal demand has negatively impacted our operational, sales and financial performances year-to-date and we expect that this negative impact will continue as the pandemic continues.

While some government-imposed shut-downs of non-essential businesses in the United States and abroad have been phased out, there is a possibility that such shut-downs may be reinstated after being lifted if COVID-19 experiences a resurgence. We expect that depressed domestic and international demand for our coal will continue for so long as there are widespread, government-imposed shut-downs of business activity. Depressed demand for our coal may also result from a general recession or reduction in overall business activity caused by COVID-19. Additionally, some of our customers have already attempted, and may in the future attempt, to invoke force majeure or similar provisions in the contracts they have in place with us in order to avoid taking possession of and paying us for our coal that they are contractually obligated to purchase. Sustained decrease in demand for our coal and the failure of our customers to purchase coal from us that they are obligated to purchase pursuant to existing contracts would have a material adverse effect on our results of operations and financial condition. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. We expect this will continue to negatively impact our results of operations, cash flows and financial condition. The Company will continue to take steps it believes are appropriate to mitigate the impacts of COVID-19 on its operations, liquidity and financial condition.

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

•

CCR Ownership: CONSOL Energy owns, directly or indirectly, through CCR's general partner, 61.4% of the partnership, which is comprised of a 1.7% general partner interest and a 59.7% limited partner interest. At September 30, 2020, CCR's assets included a 25% undivided interest in, and full operational control over, the PAMC. See Note 20 - Subsequent Events.

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

Coal from the PAMC is versatile in that it can be sold either domestically or abroad, in the thermal coal market or as a crossover product in the high-volatile metallurgical coal market. We have a well-established and diverse customer base, comprised primarily of domestic electric-power-producing companies located in the eastern United States. During the third quarter of 2020, we were successful in securing additional coal sales contracts, bringing our contracted position to 13.2 million tons for 2021. We remain fully contracted for 2020 and expect to ship all that we produce in the fourth quarter of 2020. However, we face significant uncertainties given the ongoing economic slowdown due to the COVID-19 pandemic-related shutdowns. Similar to the first half of 2020, we will continue to collaborate with our customers to manage the contractual obligations we both have, which could result in some additional 2020 contracted volumes being bought out or deferred.

Q3 2020 Highlights:

•	Executed multiple transactional opportunities to improve financial flexibility;
•	Resumed repurchases of second lien debt;
•	Coal sales volume rebounded to 4.5 million tons compared to 2.3 million tons in the second quarter of 2020;
•	Coal demand recovery is expected to continue into the fourth quarter of 2020, with volumes expected to be higher compared to the third quarter of 2020;
•	No borrowings on revolving credit facility; and
•	Operating protocols in place for COVID-19-related response, focused on enhanced sanitation, social distancing measures and mitigating the risk of spread.

How We Evaluate Our Operations

Our management team uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability. The metrics include: (i) coal production, sales volumes and average revenue per ton; (ii) cost of coal sold, a non-GAAP financial measure; (iii) cash cost of coal sold, a non-GAAP financial measure; (iv) average margin per ton sold, an operating ratio derived from non-GAAP financial measures; and (v) average cash margin per ton sold, an operating ratio derived from non-GAAP financial measures.

Cost of coal sold, cash cost of coal sold, average margin per ton sold and average cash margin per ton sold normalize the volatility contained within comparable GAAP measures by adjusting certain non-operating or non-cash transactions. Each of these non-GAAP metrics are used as supplemental financial measures by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

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

These non-GAAP financial measures should not be considered an alternative to total costs, net income, operating cash flow or any other measure of financial performance or liquidity presented in accordance with GAAP. These measures exclude some, but not all, items that affect measures presented in accordance with GAAP, and these measures and the way we calculate them may vary from those of other companies. As a result, the items presented below may not be comparable to similarly titled measures of other companies.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total Costs and Expenses	$246,661	$323,907	$724,841	$1,012,355
Freight Expense	(12,909)	(3,599)	(19,141)	(14,115)
Selling, General and Administrative Costs	(11,117)	(14,690)	(39,726)	(52,901)
Gain (Loss) on Debt Extinguishment	1,078	(801)	17,911	(25,444)
Interest Expense, net	(15,723)	(15,598)	(46,116)	(50,240)
Other Costs (Non-Production)	(22,994)	(22,786)	(100,707)	(76,856)
Depreciation, Depletion and Amortization (Non-Production)	(9,327)	(12,105)	(35,211)	(23,111)
Cost of Coal Sold	$175,669	$254,328	$501,851	$769,688
Depreciation, Depletion and Amortization (Production)	(45,632)	(42,265)	(120,846)	(128,134)
Cash Cost of Coal Sold	$130,037	$212,063	$381,005	$641,554

We define average margin per ton sold as average revenue per ton sold, net of average cost of coal sold per ton. We define average cash margin per ton sold as average revenue per ton sold, net of average cash cost of coal sold per ton. The GAAP measure most directly comparable to average margin per ton sold and average cash margin per ton sold is total coal revenue.

The following table presents a reconciliation of average margin per ton sold and average cash margin per ton sold to total coal revenue, the most directly comparable GAAP financial measure, on a historical basis, for each of the periods indicated (in thousands, except per ton information).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total Coal Revenue (PAMC Segment)	$184,066	$301,542	$541,545	$984,665
Operating and Other Costs	153,031	234,849	481,712	718,410
Less: Other Costs (Non-Production)	(22,994)	(22,786)	(100,707)	(76,856)
Total Cash Cost of Coal Sold	130,037	212,063	381,005	641,554
Add: Depreciation, Depletion and Amortization	54,959	54,370	156,057	151,245
Less: Depreciation, Depletion and Amortization (Non-Production)	(9,327)	(12,105)	(35,211)	(23,111)
Total Cost of Coal Sold	$175,669	$254,328	$501,851	$769,688
Total Tons Sold (in millions)	4.5	6.5	12.8	20.6
Average Revenue per Ton Sold	$40.55	$46.59	$42.35	$47.84
Average Cash Cost of Coal Sold per Ton	28.64	32.78	29.88	31.16
Depreciation, Depletion and Amortization Costs per Ton Sold	10.06	6.51	9.37	6.23
Average Cost of Coal Sold per Ton	38.70	39.29	39.25	37.39
Average Margin per Ton Sold	1.85	7.30	3.10	10.45
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	10.06	6.51	9.37	6.23
Average Cash Margin per Ton Sold	$11.91	$13.81	$12.47	$16.68

Results of Operations

Three Months Ended September 30, 2020 Compared with the Three Months Ended September 30, 2019

Net (Loss) Income Attributable to CONSOL Energy Inc. Shareholders

CONSOL Energy reported a net loss attributable to CONSOL Energy Inc. shareholders of $7 million for the three months ended September 30, 2020, compared to net income attributable to CONSOL Energy Inc. shareholders of $4 million for the three months ended September 30, 2019.

CONSOL Energy consists of the Pennsylvania Mining Complex, as well as various corporate and other business activities that are not allocated to the PAMC. The other business activities include the CONSOL Marine Terminal, development of the Itmann Mine, the Greenfield Reserves, closed mine activities, selling, general and administrative activities, interest expense and income taxes, as well as various other non-operated activities.

PAMC ANALYSIS:

The PAMC division's principal activities consist of mining, preparation and marketing of thermal coal, sold primarily to power generators. The division also includes selling, general and administrative costs, as well as various other activities assigned to the PAMC division, but not included in the cost components on a per unit basis.

The PAMC division had a loss before income tax of $7 million for the three months ended September 30, 2020, compared to earnings before income tax of $31 million for the three months ended September 30, 2019. Variances are discussed below.

	Three Months Ended
	September 30,
(in millions)	2020	2019	Variance
Revenue:
Coal Revenue	$184	$302	$(118)
Freight Revenue	13	4	9
Miscellaneous Other Income	—	4	(4)
Total Revenue and Other Income	197	310	(113)
Cost of Coal Sold:
Operating Costs	130	212	(82)
Depreciation, Depletion and Amortization	46	42	4
Total Cost of Coal Sold	176	254	(78)
Other Costs:
Other Costs	2	3	(1)
Depreciation, Depletion and Amortization	4	4	—
Total Other Costs	6	7	(1)
Freight Expense	13	4	9
Selling, General and Administrative Costs	9	14	(5)
Total Costs and Expenses	204	279	(75)
(Loss) Earnings Before Income Tax	$(7)	$31	$(38)

Coal Production

The table below presents total tons produced (in thousands) from the Pennsylvania Mining Complex for the periods indicated:

	Three Months Ended September 30,
Mine	2020	2019	Variance
Bailey	1,808	2,782	(974)
Enlow Fork	1,436	2,384	(948)
Harvey	1,291	1,326	(35)
Total	4,535	6,492	(1,957)

Coal production was 4.5 million tons for the three months ended September 30, 2020, compared to 6.5 million tons for the three months ended September 30, 2019. The PAMC division's coal production decreased primarily due to a reduced operating schedule in light of the decline in global demand due to the COVID-19 pandemic. For the majority of the current quarter, the PAMC ran four of its five longwalls.

Coal Operations

The PAMC division's coal revenue and cost components on a per unit basis for the three months ended September 30, 2020 and 2019 are detailed in the table below. The PAMC division's operations also include various costs such as selling, general and administrative, freight and other costs not included in the unit cost analysis because these costs are not directly associated with coal production.

	Three Months Ended September 30,
	2020	2019	Variance
Total Tons Sold (in millions)	4.5	6.5	(2.0)
Average Revenue per Ton Sold	$40.55	$46.59	$(6.04)

Average Cash Cost of Coal Sold per Ton (1)	$28.64	$32.78	$(4.14)
Depreciation, Depletion and Amortization Costs per Ton Sold (Non-Cash Cost)	10.06	6.51	3.55
Average Cost of Coal Sold per Ton (1)	$38.70	$39.29	$(0.59)
Average Margin per Ton Sold (1)	$1.85	$7.30	$(5.45)
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	10.06	6.51	3.55
Average Cash Margin per Ton Sold (1)	$11.91	$13.81	$(1.90)

(1) Average cash cost of coal sold per ton and average cost of coal sold per ton are non-GAAP measures, and average margin per ton sold and average cash margin per ton sold are operating ratios derived from non-GAAP measures. See “How We Evaluate Our Operations - Reconciliation of Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to the most directly comparable GAAP measures.

Coal Revenue

Coal revenue was $184 million for the three months ended September 30, 2020, compared to $302 million for the three months ended September 30, 2019. Total tons sold decreased in the period-to-period comparison as a result of lingering effects of the unprecedented contraction in United States and global economic activity due to the COVID-19 pandemic. Additionally, lower natural gas prices as compared to the prior year quarter have contributed to electric generation trending toward gas, rather than coal, as a fuel source.

Freight Revenue and Freight Expense

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services. Freight revenue is completely offset by freight expense. Freight revenue and freight expense were both $13 million for the three months ended September 30, 2020, compared to $4 million for the three months ended September 30, 2019. The $9 million increase was due to increased shipments to customers where the Company was contractually obligated to provide transportation services.

Miscellaneous Other Income

The $4 million decrease in miscellaneous other income was primarily due to sales of externally purchased coal to blend and resell and customer contract buyouts in the three months ended September 30, 2019, none of which occurred during the three months ended September 30, 2020.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. The costs of coal sold include items such as direct operating costs, royalties and production taxes, direct administration costs and depreciation, depletion, and amortization costs on production assets. Total cost of coal sold was $176 million for the three months ended September 30, 2020, or $78 million lower than the $254 million for the three months ended September 30, 2019. Average cost of coal sold per ton was $38.70 for the three months ended September 30, 2020, compared to $39.29 for the three months ended September 30, 2019. The decrease in the total cost of coal sold was primarily driven by the reduction in production volume and reduced operating days, as the Company sought to match production with demand and limit discretionary spending.

Other Costs

Other costs include items that are assigned to the PAMC division but are not included in unit costs, such as idle mine costs, coal reserve holding costs and purchased coal costs. Total other costs remained materially consistent in the period-to-period comparison.

Selling, General, and Administrative Costs

The amount of selling, general and administrative costs related to the PAMC division was $9 million for the three months ended September 30, 2020, compared to $14 million for the three months ended September 30, 2019. The $5 million decrease in the period-to-period comparison was primarily related to several initiatives launched by management to reduce costs, including compensation reductions, curtailment of discretionary expenses and headcount management.

OTHER ANALYSIS:

The other division includes revenue and expenses from various corporate and diversified business activities that are not allocated to the PAMC division. The diversified business activities include the CONSOL Marine Terminal, development of the Itmann Mine, the Greenfield Reserves, closed mine activities, selling, general and administrative activities, interest expense and income taxes, as well as various other non-operated activities.

Other business activities had earnings before income tax of $4 million for the three months ended September 30, 2020, compared to a loss before income tax of $22 million for the three months ended September 30, 2019. Variances are discussed below.

	Three Months Ended
	September 30,
(in millions)	2020	2019	Variance
Revenue:
Terminal Revenue	$17	$16	$1
Miscellaneous Other Income	21	7	14
Gain on Sale of Assets	8	1	7
Total Revenue and Other Income	46	24	22
Other Costs and Expenses:
Operating and Other Costs	20	20	—
Depreciation, Depletion and Amortization	5	8	(3)
Selling, General and Administrative Costs	2	1	1
(Gain) Loss on Debt Extinguishment	(1)	1	(2)
Interest Expense, net	16	16	—
Total Other Costs and Expenses	42	46	(4)
Earnings (Loss) Before Income Tax	$4	$(22)	$26

Terminal Revenue

Terminal revenue consists of sales from the CONSOL Marine Terminal, which is located in the Port of Baltimore, Maryland and provides access to international coal markets. CONSOL Marine Terminal revenue was $17 million for the three months ended September 30, 2020, compared to $16 million for the three months ended September 30, 2019. The $1 million increase in the period-to-period comparison was primarily attributable to an increase in revenues associated with throughput tons and services not covered by the Company's take-or-pay contract.

Miscellaneous Other Income

Miscellaneous other income was $21 million for the three months ended September 30, 2020, compared to $7 million for the three months ended September 30, 2019. The change is due to the following items:

	Three Months Ended September 30,
(in millions)	2020	2019	Variance
Sale of Certain Coal Lease Contracts	$18	$—	$18
Royalty Income - Non-Operated Coal	2	5	(3)
Interest Income	—	1	(1)
Rental Income	—	1	(1)
Other Income	1	—	1
Total Miscellaneous Other Income	$21	$7	$14

 The increase in income resulting from the sale of certain coal lease contracts is attributable to one of several transactions completed in the three months ended September 30, 2020 related to the Company's non-operating surface and mineral assets outside of the PAMC. These transactions helped to enhance the Company's liquidity and improve its financial flexibility. See Note 2 - Major Transactions in the Notes to the Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Gain on Sale of Assets

Gain on sale of assets increased $7 million in the period-to-period comparison primarily due to the sale of various gas wells and the related equipment during the three months ended September 30, 2020.

Operating and Other Costs

Operating and other costs were $20 million for the three months ended September 30, 2020, compared to $20 million for the three months ended September 30, 2019. Operating and other costs remained materially consistent in the period-to-period comparison.

	Three Months Ended September 30,
(in millions)	2020	2019	Variance
Terminal Operating Costs	$5	$6	$(1)
Employee-Related Legacy Liability Expense	7	9	(2)
Coal Reserve Holding Costs	2	1	1
Closed Mines	1	1	—
Other	5	3	2
Total Operating and Other Costs	$20	$20	$—

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased $3 million in the period-to-period comparison due to current quarter adjustments to the Company's asset retirement obligations based on current projected cash outflows.

Selling, General and Administrative Costs

Selling, general and administrative costs are allocated to the Company's Other division based on a percentage of resources utilized, a percentage of total revenue and a percentage of total projected capital expenditures. The increase of $1 million is a result of increases in the portion of selling, general and administrative expenses allocated to the Other division due to an increase of resources utilized at the CONSOL Marine Terminal, the Itmann Mine, closed mines and in other business development activities as compared to the prior quarter.

(Gain) Loss on Debt Extinguishment

Gain on debt extinguishment of $1 million was recognized in the three months ended September 30, 2020 due to the open market repurchases of the Company's 11.00% Senior Secured Second Lien Notes due 2025. Loss on debt extinguishment of $1 million was recognized in the three months ended September 30, 2019 due to the open market repurchases of the Company's 11.00% Senior Secured Second Lien Notes due 2025.

Interest Expense, net

Interest expense, net of amounts capitalized, is comprised of interest on the Company's Senior Secured Credit Facilities, the 11.00% Senior Secured Second Lien Notes due 2025 and the 5.75% MEDCO Revenue Bonds. Interest expense, net of amounts capitalized, remained materially consistent in the period-to-period comparison.

Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019

Net (Loss) Income Attributable to CONSOL Energy Inc. Shareholders

CONSOL Energy reported a net loss attributable to CONSOL Energy Inc. shareholders of $23 million for the nine months ended September 30, 2020, compared to net income attributable to CONSOL Energy Inc. shareholders of $62 million for the nine months ended September 30, 2019.

CONSOL Energy consists of the Pennsylvania Mining Complex, as well as various corporate and other business activities that are not allocated to the PAMC. The other business activities include the CONSOL Marine Terminal, development of the Itmann Mine, the Greenfield Reserves, closed mine activities, selling, general and administrative activities, interest expense and income taxes, as well as various other non-operated activities.

PAMC ANALYSIS:

The PAMC division's principal activities consist of mining, preparation and marketing of thermal coal, sold primarily to power generators. The division also includes selling, general and administrative costs, as well as various other activities assigned to the PAMC division, but not included in the cost components on a per unit basis.

The PAMC division had a loss before income tax of $18 million for the nine months ended September 30, 2020, compared to earnings before income tax of $156 million for the nine months ended September 30, 2019. Variances are discussed below.

	Nine Months Ended
	September 30,
(in millions)	2020	2019	Variance
Revenue:
Coal Revenue	$542	$985	$(443)
Freight Revenue	19	14	5
Miscellaneous Other Income	41	14	27
Total Revenue and Other Income	602	1,013	(411)
Cost of Coal Sold:
Operating Costs	381	642	(261)
Depreciation, Depletion and Amortization	121	128	(7)
Total Cost of Coal Sold	502	770	(268)
Other Costs:
Other Costs	43	15	28
Depreciation, Depletion and Amortization	24	8	16
Total Other Costs	67	23	44
Freight Expense	19	14	5
Selling, General and Administrative Costs	31	50	(19)
Interest Expense, net	1	—	1
Total Costs and Expenses	620	857	(237)
(Loss) Earnings Before Income Tax	$(18)	$156	$(174)

Coal Production

The table below presents total tons produced (in thousands) from the Pennsylvania Mining Complex for the periods indicated:

	Nine Months Ended September 30,
Mine	2020	2019	Variance
Bailey	5,619	8,955	(3,336)
Enlow Fork	4,054	7,676	(3,622)
Harvey	3,222	3,933	(711)
Total	12,895	20,564	(7,669)

Coal production was 12.9 million tons for the nine months ended September 30, 2020, compared to 20.6 million tons for the nine months ended September 30, 2019. The PAMC division's coal production decreased primarily due to the temporary idling of longwalls at the Bailey and Enlow Fork mines. This was mainly in response to weakened customer demand as a result of a warmer than normal winter, followed by a decline in global demand due to the COVID-19 pandemic and, in response, the widespread government-imposed shut-downs, which have significantly reduced electricity consumption and, therefore, demand for the Company's coal.

Coal Operations

The PAMC division's coal revenue and cost components on a per unit basis for the nine months ended September 30, 2020 and 2019 are detailed in the table below. The PAMC division's operations also include various costs such as selling, general and administrative, freight and other costs not included in the unit cost analysis because these costs are not directly associated with coal production.

	Nine Months Ended September 30,
	2020	2019	Variance
Total Tons Sold (in millions)	12.8	20.6	(7.8)
Average Revenue per Ton Sold	$42.35	$47.84	$(5.49)

Average Cash Cost of Coal Sold per Ton (1)	$29.88	$31.16	$(1.28)
Depreciation, Depletion and Amortization Costs per Ton Sold (Non-Cash Cost)	9.37	6.23	3.14
Average Cost of Coal Sold per Ton (1)	$39.25	$37.39	$1.86
Average Margin per Ton Sold (1)	$3.10	$10.45	$(7.35)
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	9.37	6.23	3.14
Average Cash Margin per Ton Sold (1)	$12.47	$16.68	$(4.21)

(1) Average cash cost of coal sold per ton and average cost of coal sold per ton are non-GAAP measures, and average margin per ton sold and average cash margin per ton sold are operating ratios derived from non-GAAP measures. See “How We Evaluate Our Operations - Reconciliation of Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to the most directly comparable GAAP measures.

Coal Revenue

Coal revenue was $542 million for the nine months ended September 30, 2020, compared to $985 million for the nine months ended September 30, 2019. Total tons sold decreased in the period-to-period comparison in response to weakened customer demand due to a warmer than normal winter followed by the COVID-19 pandemic, each of which have reduced electricity consumption and, therefore, demand for the Company's coal. Additionally, lower natural gas prices as compared to the prior year quarter have contributed to electric generation trending toward gas, rather than coal, as a fuel source. The decrease in customer demand and the overall decline in electric power markets also resulted in lower pricing received on the Company's sales contracts.

Freight Revenue and Freight Expense

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services. Freight revenue is completely offset by freight expense. Freight revenue and freight expense were both $19 million for the nine months ended September 30, 2020, compared to $14 million for the nine months ended September 30, 2019. The $5 million increase was due to increased shipments to customers where the Company was contractually obligated to provide transportation services.

Miscellaneous Other Income

Miscellaneous other income was $41 million for the nine months ended September 30, 2020, compared to $14 million for the nine months ended September 30, 2019. The $27 million increase was primarily the result of additional customer contract buyouts in the nine months ended September 30, 2020, offset, in part, by a decrease in sales of externally purchased coal to blend and resell. These partial contract buyouts involved negotiations to reduce coal quantities of several customer contracts in exchange for payment of certain fees to the Company, and do not impact forward contract terms.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. The costs of coal sold include items such as direct operating costs, royalties and production taxes, direct administration costs and depreciation, depletion, and amortization costs on production assets. Total cost of coal sold was $502 million for the nine months ended September 30, 2020, or $268 million lower than the $770 million for the nine months ended September 30, 2019. Average cost of coal sold per ton was $39.25 for the nine months ended September 30, 2020, compared to $37.39 for the nine months ended September 30, 2019. The decrease in the total cost of coal sold was primarily driven by decreased production activity during the nine months ended September 30, 2020, mainly in response to weakened market demand. On a per unit basis, the decreased production resulted in an overall increase in the average cost of coal sold per ton.

Other Costs

Other costs include items that are assigned to the PAMC division but are not included in unit costs, such as idle mine costs, coal reserve holding costs and purchased coal costs. Total other costs increased $44 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was primarily attributable to the temporary idling of longwalls at the Bailey and Enlow Fork mines due to the COVID-19 pandemic and, in response, the widespread government-imposed shutdowns, which have significantly reduced electricity consumption and power prices and, therefore, demand for the Company's coal.

Selling, General, and Administrative Costs

The amount of selling, general and administrative costs related to the PAMC division was $31 million for the nine months ended September 30, 2020, compared to $50 million for the nine months ended September 30, 2019. The $19 million decrease in the period-to-period comparison was primarily related to reduced expense under the Company's Performance Incentive Plan, as well as several initiatives launched by management to reduce costs, including compensation reductions, curtailment of discretionary expenses and headcount management.

Interest Expense, net

Interest expense, net of amounts capitalized, primarily relates to obligations under various finance leases entered into during the nine months ended September 30, 2020. No such transactions occurred during the nine months ended September 30, 2019.

OTHER ANALYSIS:

The other division includes revenue and expenses from various corporate and diversified business activities that are not allocated to the PAMC division. The diversified business activities include the CONSOL Marine Terminal, development of the Itmann Mine, the Greenfield Reserves, closed mine activities, selling, general and administrative activities, interest expense and income taxes, as well as various other non-operated activities.

Other business activities had a loss before income tax of $10 million for the nine months ended September 30, 2020, compared to a loss before income tax of $80 million for the nine months ended September 30, 2019. Variances are discussed below.

	Nine Months Ended
	September 30,
(in millions)	2020	2019	Variance
Revenue:
Terminal Revenue	$49	$51	$(2)
Miscellaneous Other Income	31	22	9
Gain on Sale of Assets	15	2	13
Total Revenue and Other Income	95	75	20
Other Costs and Expenses:
Operating and Other Costs	58	62	(4)
Depreciation, Depletion and Amortization	11	15	(4)
Selling, General and Administrative Costs	9	3	6
(Gain) Loss on Debt Extinguishment	(18)	25	(43)
Interest Expense, net	45	50	(5)
Total Other Costs and Expenses	105	155	(50)
Loss Before Income Tax	$(10)	$(80)	$70

Terminal Revenue

Terminal revenue consists of sales from the CONSOL Marine Terminal, which is located in the Port of Baltimore, Maryland and provides access to international coal markets. CONSOL Marine Terminal revenue was $49 million for the nine months ended September 30, 2020, compared to $51 million for the nine months ended September 30, 2019. The $2 million decrease in the period-to-period comparison was primarily attributable to a decrease in revenues associated with throughput tons and services not covered by the Company's take-or-pay contract.

Miscellaneous Other Income

Miscellaneous other income was $31 million for the nine months ended September 30, 2020, compared to $22 million for the nine months ended September 30, 2019. The change is due to the following items:

	Nine Months Ended September 30,
(in millions)	2020	2019	Variance
Sale of Certain Coal Lease Contracts	$18	$—	$18
Royalty Income - Non-Operated Coal	10	17	(7)
Property Easements and Option Income	—	1	(1)
Rental Income	1	2	(1)
Interest Income	—	2	(2)
Other Income	2	—	2
Total Miscellaneous Other Income	$31	$22	$9

  The increase in income resulting from the sale of certain coal lease contracts is attributable to one of several transactions completed in the nine months ended September 30, 2020 related to the Company's non-operating surface and mineral assets outside of the PAMC. These transactions helped to enhance the Company's liquidity and improve its financial flexibility. See Note 2 - Major Transactions in the Notes to the Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

  Royalty Income - Non-Operated Coal decreased in the period-to-period comparison due to a decline in the revenues earned as a result of less operating activity by third-party companies mining in reserves to which we have a royalty claim.

Gain on Sale of Assets

Gain on sale of assets increased $13 million in the period-to-period comparison primarily due to the sale of various gas wells and the related equipment during the nine months ended September 30, 2020.

Operating and Other Costs

Operating and other costs were $58 million for the nine months ended September 30, 2020, compared to $62 million for the nine months ended September 30, 2019. Operating and other costs decreased in the period-to-period comparison due to the following items:

	Nine Months Ended September 30,
(in millions)	2020	2019	Variance
Terminal Operating Costs	$14	$17	$(3)
Employee-Related Legacy Liability Expense	19	28	(9)
Coal Reserve Holding Costs	4	3	1
Lease Rental Expense	1	1	—
Closed Mines	3	2	1
Litigation Expense	4	4	—
Bank Fees	1	1	—
Other	12	6	6
Total Operating and Other Costs	$58	$62	$(4)

  Employee-Related Legacy Liability Expense decreased $9 million in the period-to-period comparison primarily due to modifications made to the actuarial calculation of net periodic benefit cost at the beginning of each year mainly due to decreases in discount rates.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased $4 million in the period-to-period comparison due to current quarter adjustments to the Company's asset retirement obligations based on current projected cash outflows.

Selling, General and Administrative Costs

Selling, general and administrative costs are allocated to the Company's Other division based on a percentage of resources utilized, a percentage of total revenue and a percentage of total projected capital expenditures. The increase of $6 million is a result of increases in the portion of selling, general and administrative expenses allocated to the Other division due to an increase of resources utilized at the CONSOL Marine Terminal, the Itmann Mine, closed mines and in other business development activities as compared to the prior year.

(Gain) Loss on Debt Extinguishment

Gain on debt extinguishment of $18 million was recognized in the nine months ended September 30, 2020 due to the open market repurchases of the Company's 11.00% Senior Secured Second Lien Notes due 2025, which traded well below par value.

Loss on debt extinguishment of $25 million was recognized in the nine months ended September 30, 2019 due to the open market repurchases of the Company's 11.00% Senior Secured Second Lien Notes due 2025, the $110 million required repayment on the Term Loan B Facility, and the refinancing of the Company's Revolving Credit Facility, Term Loan A Facility and Term Loan B Facility. See Note 13 - Long-Term Debt in the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information.

Interest Expense, net

Interest expense, net of amounts capitalized, is comprised of interest on the Company's Senior Secured Credit Facilities, the 11.00% Senior Secured Second Lien Notes due 2025 and the 5.75% MEDCO Revenue Bonds. Interest expense, net of amounts capitalized, decreased $5 million in the period-to-period comparison, primarily related to the $110 million required repayment on the Term Loan B Facility, as well as the refinancing of the Company's Revolving Credit Facility, Term Loan A Facility and Term Loan B Facility, both of which occurred during the first quarter of 2019. The decrease is also attributable to repurchases of the Company's 11.00% Senior Secured Second Lien Notes due 2025 during the nine months ended September 30, 2020 and 2019, totaling approximately $45 million and $35 million, respectively (see Note 19 - Stock, Unit and Debt Repurchases in the Notes to the Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).

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

The demand for coal experienced unprecedented decline toward the end of the first quarter of 2020, which continued through the third quarter of 2020, driven by widespread government-imposed lockdowns caused by the COVID-19 pandemic. This decline in coal demand has negatively impacted our operational, sales and financial performances year-to-date and we expect that this negative impact will continue as the pandemic continues. However, we saw steady improvement in the demand for our coal throughout the third quarter of 2020. During the quarter, the Company made repayments of $7 million, $6 million, $2 million and $1 million on its finance leases, Term Loan A Facility, 11.00% Senior Secured Second Lien Notes and Term Loan B Facility, respectively. As of September 30, 2020, our total liquidity was $323 million, including $22 million of cash and cash equivalents. As of September 30, 2020, our $400 million revolving credit facility has no borrowings and is currently only used for providing letters of credit with $99 million issued.

While some government-imposed shut-downs of non-essential businesses in the United States and abroad have been phased out, there is a possibility that such shut-downs may be reinstated if COVID-19 experiences a resurgence. We expect that depressed demand for our coal will continue for so long as there is a widespread, government-imposed shut-down of business activity. Depressed demand for our coal may also result from a general recession or reduction in overall business activity caused by COVID-19. Additionally, some of our customers have already attempted, and may in the future attempt, to invoke force majeure or similar provisions in the contracts they have in place with us in order to avoid taking possession of and paying us for our coal that they are contractually obligated to purchase. Sustained decrease in demand for our coal and the failure of our customers to purchase coal from us that they are obligated to purchase pursuant to existing contracts would have a material adverse effect on our results of operations and financial condition. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects. We expect this matter to negatively impact our results of operations, cash flows and financial condition. The Company will continue to take the appropriate steps to mitigate the impact on the Company's operations, liquidity and financial condition.

During the first quarter, the Company withdrew its previously announced operational and financial guidance for 2020. Given the ongoing uncertainty associated with the COVID-19 pandemic-driven economic slowdown, and due to the difficulty in forecasting the duration of this economic slowdown, the Company's 2020 guidance remains suspended. Cost containment and capital expenditure reductions remain the focus as volume opportunities remain limited in the near term.

In March 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law. The CARES Act has various liquidity boosting provisions that affect the Company related to income taxes and employee taxes. The Company has evaluated the various provisions, particularly the increased amount of deductible interest from 30% of adjusted taxable income to 50% for tax years 2019 and 2020. This is expected to reduce the Company's cash burden for 2019 and 2020, resulting in additional free cash flow. In addition to a decrease in the cash paid for income taxes, the Company has deferred the payment of its portion of Social Security payroll taxes in accordance with the provisions of the CARES Act. Also, for the nine months ended September 30, 2020, the Company is entitled to approximately $2 million in payroll retention credits in accordance with the provisions of the CARES Act. These sources of cash flow will aid in reducing uncertainty over the economic and operational impacts of COVID-19.

The Company expects to maintain adequate liquidity through its operating cash flow and revolving credit facility to fund its working capital and capital expenditures requirements. The Company's cash flow from operations in 2020 is supported by its contracted position and ongoing cost and capital control measures. While the Company has been experiencing some delays in collections of accounts receivable since the second half of 2019, the COVID-related decline in demand has impacted some of our customers, resulting in continued delays in collections. This trend improved slightly during the third quarter of 2020, although global demand for coal remained challenging. However, if these delays continue or increase, the Company may have less cash flow from operations and may have less borrowing capacity under its securitization facility (under which borrowing capacity is based on certain current accounts receivable).

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

Uncertainty in the financial markets brings additional potential risks to CONSOL Energy. These risks include the ability to raise capital in the equity markets due to declines in the Company's stock price, less availability and higher costs of additional credit, potential counterparty defaults, and commercial bank failures. Financial market disruptions may impact the Company's collection of trade receivables. As a result, CONSOL Energy regularly monitors the creditworthiness of its customers and counterparties and manages credit exposure through payment terms, credit limits, prepayments and security.

Over the past year, the insurance markets have been increasingly challenging, particularly for coal companies. We have experienced rising premiums, reduced coverage and fewer providers willing to underwrite policies and surety bonds. Terms have generally become more unfavorable, including the amount of collateral required to secure surety bonds. Further cost burdens on our ability to maintain adequate insurance and bond coverage may adversely impact our operations, financial position and liquidity.

The Company owns an undivided interest in 75% of the PAMC and the Partnership owns the remaining undivided 25% interest of the PAMC. As of September 30, 2020, the Company had a 61.4% economic ownership interest in the Partnership through its various holdings of the general partner and limited partnership interests of the Partnership.

The Company is continuing to actively monitor the effects of the ongoing COVID-19 pandemic on its liquidity and capital resources. As disclosed previously and above, we took several steps during the first three quarters of 2020 to reinforce our liquidity. From a coal shipment perspective, the decline in coal demand seemed to have hit its lowest point in May 2020, and has since shown some modest improvement. However, if the demand for our coal continues to decrease, this could adversely affect our liquidity in future quarters. Our Revolving Credit Facility, Term Loan A Facility, Term Loan B Facility, Securitization Facility and the Indenture entered into in connection with our 11.00% Senior Secured Second Lien Notes due 2025 (collectively, the “Credit Facilities”) contain certain financial covenants. Events resulting from the effects of COVID-19 may negatively impact our liquidity and, as a result, our ability to comply with these covenants, which were amended during the second quarter of 2020. These events could lead us to seek further amendments or waivers from our lenders, limit access to or require accelerated repayment of amounts borrowed under the Credit Facilities, or require us to pursue alternative financing. We have no assurance that any such alternative financing, if required, could be obtained at terms acceptable to us, or at all, as a result of the effects of COVID-19 on capital markets at such time.

Cash Flows (in millions)

	Nine Months Ended September 30,
	2020	2019	Change
Cash Provided by Operating Activities	$62	$223	$(161)
Cash Used in Investing Activities	$(57)	$(129)	$72
Cash Used in Financing Activities	$(63)	$(224)	$161

Cash provided by operating activities decreased $161 million in the period-to-period comparison, primarily due to a $104 million decrease in net (loss) income, a $43 million change in (gain) loss on debt extinguishment and other working capital changes that occurred throughout both periods.

Cash used in investing activities decreased $72 million in the period-to-period comparison. Capital expenditures decreased primarily as a result of cost control measures put into place in response to the COVID-19 pandemic and the overall decline in coal markets.

	Nine Months Ended September 30,
	2020	2019	Change
Building and Infrastructure	$31	$50	$(19)
Equipment Purchases and Rebuilds	21	44	(23)
Refuse Storage Area	12	25	(13)
IS&T Infrastructure	1	5	(4)
Other	1	7	(6)
Total Capital Expenditures	$66	$131	$(65)

Cash used in financing activities decreased $161 million in the period-to-period comparison. During the nine months ended September 30, 2020, total payments of $45 million were made on the Company's Term Loan A Facility, Term Loan B Facility and 11.00% Senior Secured Second Lien Notes. The Company also received proceeds of approximately $16 million related to a finance leasing arrangement in the nine months ended September 30, 2020. In connection with the June 2020 amendment of the Company's credit facility, approximately $8 million of financing-related fees and charges were paid in the nine months ended September 30, 2020.

During the nine months ended September 30, 2019, total payments of $166 million were made on the Company's Term Loan B Facility, 11.00% Senior Secured Second Lien Notes and the Term Loan A Facility, which included the required excess cash flow repayment of $110 million on the Term Loan B Facility (see Note 13 - Long-Term Debt for additional information). The Company received additional proceeds on its Term Loan A Facility in the amount of $26 million as a result of the debt refinancing that occurred during the nine months ended September 30, 2019. In connection with the debt refinancing, approximately $18 million of financing-related fees and charges were paid in the nine months ended September 30, 2019. Also during the nine months ended September 30, 2019, CONSOL Energy shares were repurchased and CONSOL Coal Resources LP units were purchased, totaling $32 million.

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

The Revolving Credit Facility and TLA Facility also include financial covenants, including (i) a maximum first lien gross leverage ratio, (ii) a maximum total net leverage ratio, and (iii) a minimum fixed charge coverage ratio. The maximum first lien gross leverage ratio is calculated as the ratio of Consolidated First Lien Debt to Consolidated EBITDA, excluding the Partnership. Consolidated EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations, non-cash charges related to legacy employee liabilities and gains and losses on debt extinguishment, and includes cash distributions received from the Partnership and subtracts cash payments related to legacy employee liabilities. The maximum total net leverage ratio is calculated as the ratio of Consolidated Indebtedness, minus Cash on Hand, to Consolidated EBITDA, excluding the Partnership. The minimum fixed charge coverage ratio is calculated as the ratio of Consolidated EBITDA to Consolidated Fixed Charges, excluding the Partnership. Consolidated Fixed Charges, as used in the covenant calculation, include cash interest payments, cash payments for income taxes, scheduled debt repayments, dividends paid, and Maintenance Capital Expenditures. The amendment revised the financial covenants applicable to the Revolving Credit Facility and TLA Facility relating to the maximum first lien gross leverage ratio, maximum total net leverage ratio and minimum fixed charge coverage ratio, so that for the fiscal quarters ending June 30, 2020 through March 31, 2021, the maximum first lien gross leverage ratio shall be 2.50 to 1.00, the maximum total net leverage ratio shall be 3.75 to 1.00, and the minimum fixed charge coverage ratio shall be 1.00 to 1.00; for the fiscal quarters ending June 30, 2021 through September 30, 2021, the maximum first lien gross leverage ratio shall be 2.25 to 1.00 and the maximum total net leverage ratio shall be 3.50 to 1.00; for the fiscal quarters ending June 30, 2021 through March 31, 2022, the minimum fixed charge coverage ratio shall be 1.05 to 1.00; for the fiscal quarters ending December 31, 2021 through March 31, 2022, the maximum first lien gross leverage ratio shall be 2.00 to 1.00 and the maximum total net leverage ratio shall be 3.25 to 1.00; and for the fiscal quarters ending on or after June 30, 2022, the maximum first lien gross leverage ratio shall be 1.75 to 1.00, the maximum total net leverage ratio shall be 2.75 to 1.00 and the minimum fixed charge coverage ratio shall be 1.10 to 1.00. The maximum first lien gross leverage ratio was 2.04 to 1.00 at September 30, 2020. The maximum total net leverage ratio was 3.38 to 1.00 at September 30, 2020. The minimum fixed charge coverage ratio was 1.33 to 1.00 at September 30, 2020. The Company was in compliance with all of its debt covenants as of September 30, 2020.

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

At September 30, 2020, the Revolving Credit Facility had no borrowings outstanding and $99 million of letters of credit outstanding, leaving $301 million of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.

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

At September 30, 2020, eligible accounts receivable totaled approximately $31 million. At September 30, 2020, the facility had no outstanding borrowings and $30 million of letters of credit outstanding, leaving $1 million of unused capacity. Costs associated with the receivables facility totaled $249 thousand for the three months ended September 30, 2020. These costs have been recorded as financing fees which are included in Operating and Other Costs in the Consolidated Statements of Income. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.

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

On June 5, 2020, the Company amended the Affiliated Company Credit Agreement to provide eight quarters of financial covenant relaxation, effected a 50 basis points increase in the rate at which borrowings under the Affiliated Company Credit Agreement bear interest, and added additional conditions to be met for the covenants relating to general investments, investments in unrestricted subsidiaries, and distributions to equity holders of the Partnership. The Affiliated Company Credit Agreement has a maturity date of December 28, 2024. The collateral obligations under the Affiliated Company Credit Agreement generally mirror the Original CCR Credit Facility, as does the list of entities that will act as guarantors thereunder. The Affiliated Company Credit Agreement is subject to financial covenants relating to a maximum first lien gross leverage ratio and a maximum total net leverage ratio, which will be calculated on a consolidated basis for the Partnership and its restricted subsidiaries at the end of each fiscal quarter. The Partnership was in compliance with each of these financial covenants at September 30, 2020. The Affiliated Company Credit Agreement also contains a number of customary affirmative covenants and negative covenants, including limitations on the ability of the Partnership to incur additional indebtedness, grant liens, and make investments, acquisitions, dispositions, restricted payments, and prepayments of junior indebtedness (subject to certain limited exceptions).

See Note 20 - Subsequent Events in the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for a discussion of the CCR Merger.

Contractual Obligations

CONSOL Energy is required to make future payments under various contracts. CONSOL Energy also has commitments to fund its pension plans, provide payments for other postretirement benefit plans, and fund capital projects. There have been no material changes to these contractual obligations outside the ordinary course of business since March 31, 2020.

Debt

At September 30, 2020, CONSOL Energy had total long-term debt and finance lease obligations of $688 million outstanding, including the current portion of long-term debt of $69 million. This long-term debt consisted of:

•

An aggregate principal amount of $271 million in connection with the Term Loan B (TLB) Facility, due in September 2024, less $1 million of unamortized discount. Borrowings under the TLB Facility bear interest at a floating rate.

•	An aggregate principal amount of $176 million of 11.00% Senior Secured Second Lien Notes due in November 2025. Interest on the notes is payable May 15 and November 15 of each year.
•	An aggregate principal amount of $73 million in connection with the Term Loan A (TLA) Facility, due in March 2023. Borrowings under the TLA Facility bear interest at a floating rate.
•

An aggregate principal amount of $103 million of industrial revenue bonds which were issued to finance the Baltimore port facility, bear interest at 5.75% per annum and mature in September 2025. Interest on the industrial revenue bonds is payable March 1 and September 1 of each year. Payment of the principal and interest on the notes is guaranteed by CONSOL Energy.

•

An aggregate principal amount of $22 million in connection with asset-backed financing. Approximately $19 million is due in December 2020 at a weighted average interest rate of 4.30%, and approximately $3 million is due in September 2024 at an interest rate of 3.61%.

•	Advance royalty commitments of $2 million with a weighted average interest rate of 10.78% per annum.
•	An aggregate principal amount of $42 million of finance leases with a weighted average interest rate of 5.38% per annum.

At September 30, 2020, CONSOL Energy had no borrowings outstanding and approximately $99 million of letters of credit outstanding under the $400 million senior secured Revolving Credit Facility. At September 30, 2020, CONSOL Energy had no borrowings outstanding and approximately $30 million of letters of credit outstanding under the $100 million Securitization Facility.

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

During the nine months ended September 30, 2020, the Company spent approximately $26 million to retire $45 million of its 11.00% Senior Secured Second Lien Notes due 2025, which continued to trade well below par value. No common shares were repurchased and no common Partnership units were purchased under this program during the nine months ended September 30, 2020.

Total Equity and Dividends

Total equity attributable to CONSOL Energy was $553 million at September 30, 2020 and $572 million at December 31, 2019. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.

The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy's Board of Directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CONSOL Energy's financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. The Company's Senior Secured Credit Facilities limit CONSOL Energy's ability to pay dividends up to $25 million annually, which increases to $50 million annually when the Company's total net leverage ratio is less than 1.50 to 1.00 and subject to an aggregate amount up to a cumulative credit calculation set forth in the facilities, with additional conditions of no outstanding borrowings and no more than $200 million of outstanding letters of credit on the Revolving Credit Facility, and the total net leverage ratio shall not be greater than 2.00 to 1.00. The total net leverage ratio was 3.38 to 1.00 and the cumulative credit was approximately $15 million at September 30, 2020. The cumulative credit starts with $50 million and builds with excess cash flow commencing in 2018. The calculation of the total net leverage ratio excludes the Partnership. The Senior Secured Credit Facilities do not permit dividend payments in the event of default. The Indenture to the 11.00% Senior Secured Second Lien Notes limits dividends when the Company's total net leverage ratio exceeds 2.00 to 1.00 and subject to an amount not to exceed an annual rate of 4.0% of the quoted public market value per share of such common stock at the time of the declaration. The Indenture does not permit dividend payments in the event of default.

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

Off-Balance Sheet Arrangements

CONSOL Energy does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on CONSOL Energy’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Consolidated Financial Statements of this Form 10-Q. CONSOL Energy participates in the United Mine Workers of America (the “UMWA”) Combined Benefit Fund and the UMWA 1992 Benefit Plan which generally accepted accounting principles recognize on a pay-as-you-go basis. These benefit arrangements may result in additional liabilities that are not recognized on the Consolidated Balance Sheet at September 30, 2020. The various multi-employer benefit plans are discussed in Note 16—Other Employee Benefit Plans in the Notes to the Consolidated Financial Statements in Item 8 of the December 31, 2019 Form 10-K. CONSOL Energy's total contributions under the Coal Industry Retiree Health Benefit Act of 1992 were $1,373 and $1,556 for the three months ended September 30, 2020 and 2019, respectively. CONSOL Energy's total contributions under the Coal Industry Retiree Health Benefit Act of 1992 were $4,110 and $4,662 for the nine months ended September 30, 2020 and 2019, respectively. Based on available information at December 31, 2019, CONSOL Energy's obligation for the UMWA Combined Benefit Fund and 1992 Benefit Plan is estimated to be approximately $62,295. CONSOL Energy also uses a combination of surety bonds, corporate guarantees and letters of credit to secure its financial obligations for employee-related, environmental, performance and various other items which are not reflected on the Consolidated Balance Sheet at September 30, 2020. Management believes these items will expire without being funded. See Note 14—Commitments and Contingent Liabilities in the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CONSOL Energy.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the federal securities laws. With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involve risks and uncertainties that could cause actual results and outcomes to differ materially from results expressed in or implied by our forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	the number of shares of CEIX common stock that the holders of CCR common units may receive in the pending merger between CEIX and CCR (the CCR Merger) is based on a fixed exchange ratio and will not be adjusted in the event of any change in the price of either shares of CEIX common stock or CCR common units;
•	the CCR Merger is subject to conditions, including certain conditions that may not be satisfied or completed on a timely basis, if at all. Failure to complete the CCR Merger could have a material and adverse effect on us and, even if completed, the CCR Merger may not achieve some or all of the anticipated benefits;
•	we may incur transaction-related costs in connection with the proposed CCR Merger;
•	we are subject to provisions under the Merger Agreement that, in specified circumstances, could require us to pay a termination fee and to be responsible for CCR's expenses;
•	financial projections relating to the combined company after the CCR Merger may not be achieved;
•	CEIX and CCR may be targets of securities class action and derivative lawsuits, which could result in substantial costs and may delay or prevent the completion of the CCR Merger;
•	CEIX and CCR may not achieve the net benefits from the CCR Merger in the near term;
•	the CCR Merger may not be accretive to operating earnings and may cause dilution to CEIX's earnings per share, which may negatively affect the market price of CEIX common stock;
•	following the merger, approximately 22.0% of the total voting power of CEIX common stock will be owned by CCR common unitholders and, as a result, CEIX's current shareholders may experience significant dilution;
•	the effects the COVID-19 pandemic has on our business and results of operations and on the global economy;
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

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy's principal executive officer and principal financial officer, evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CONSOL Energy's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2020 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy's management, including CONSOL Energy's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II: OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Our operations are subject to a variety of risks and disputes normally incidental to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. However, we are not currently subject to any material litigation. Refer to Note 14 - Commitments and Contingent Liabilities in the Notes to the Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q, incorporated herein by this reference.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this quarterly report, you should carefully consider the factors described in “Part 1 - Item 1A. Risk Factors” of CONSOL Energy's 2019 Form 10-K, as updated by any subsequent Form 10-Qs and the risk factors set forth below. These described risks are not the only risks the Company faces. Additional risks and uncertainties not currently known to CONSOL Energy or that the Company currently deems to be immaterial also may materially adversely affect CONSOL Energy's business, financial condition and/or operating results.

Risks Related to the Merger of CEIX and CCR

The number of shares of CEIX common stock that the holders of CCR common units may receive in the pending merger between CEIX and CCR (the CCR Merger) is based on a fixed exchange ratio and will not be adjusted in the event of any change in the price of either shares of CEIX common stock or CCR common units.

On October 22, 2020, CEIX, Transformer LP Holdings Inc., a Delaware corporation and a wholly-owned subsidiary of CEIX (Holdings), Transformer Merger Sub LLC, a Delaware limited liability company and a wholly-owned subsidiary of Holdings (Merger Sub), CCR and the General Partner entered into an Agreement and Plan of Merger (the Merger Agreement), pursuant to which Merger Sub will merge with and into CCR, with CCR surviving as an indirect, wholly-owned subsidiary of CEIX (the CCR Merger).

Under the terms of the Merger Agreement, at the effective time of the CCR Merger, (i) each outstanding common unit representing a limited partner interest in CCR (each, a “CCR Common Unit”) other than CCR Common Units owned by CEIX and its subsidiaries (each, a “Public Common Unit”) will be converted into the right to receive, subject to adjustment as described in the Merger Agreement, 0.73 shares of common stock, par value $0.01 per share, of CEIX (the “CEIX Common Stock” and the shares of CEIX Common Stock to be issued in the Merger, the “Merger Consideration”); and (ii) each of the outstanding phantom units and any other awards relating to a CCR Common Unit issued under a CCR Long-Term Incentive Plan (as defined in the Merger Agreement), whether vested or not vested, will become fully vested and will be automatically converted into the right to receive, with respect to each CCR Common Unit subject thereto, the Merger Consideration (plus any accrued but unpaid amounts in relation to distribution equivalent rights). Except for the incentive distribution rights representing limited partner interests in CCR, which will be automatically canceled immediately prior to the effective time of the Merger for no consideration in accordance with the Third Amended and Restated Agreement of Limited Partnership of CCR, dated November 28, 2017 (the “CCR Agreement”), the limited partner interests in CCR owned by CEIX and its subsidiaries immediately prior to the effective time of the Merger will remain outstanding as limited partner interests in the surviving entity. The economic general partner interest in CCR will be converted into a non-economic general partner interest in the surviving entity, and the General Partner will continue as the sole general partner of the surviving entity.

The market value of the merger consideration that CCR unitholders will receive in the CCR Merger will depend on the trading price of CEIX common stock. The exchange ratio set forth in the CCR Merger Agreement that specifies the number of shares of CEIX common stock that CCR unitholders will receive as consideration in the CCR Merger is fixed at 0.73. This means that there is no mechanism contained in the CCR Merger Agreement that would adjust the number of shares of CEIX common stock that CCR unitholders will receive as the Merger Consideration based on any decreases or increases in the trading price of CEIX common stock. Stock price changes may result from a variety of factors (many of which are beyond CEIX's or CCR's control), including:

•	changes in CEIX's and CCR's business, operations and prospects or market assessments thereof;
•	interest rates, general market, industry and economic conditions and other factors generally affecting the price of CEIX common stock; and
•	federal, state and local legislation, governmental regulation and legal developments in the businesses and industry in which CEIX and CCR operate.

Because the CCR Merger will be completed after the special meeting of holders of CEIX common stock, at the time of the meeting, CCR unitholders will not know the exact market value of CEIX common stock that they will receive upon completion of the CCR Merger. If the price of CEIX common stock at the closing of the CCR Merger is less than the price of CEIX common stock on the date on which the CCR Merger Agreement was signed, then the market value of the Merger Consideration received by CCR unitholders will be less than contemplated at the time the CCR Merger Agreement was signed.

The CCR Merger is subject to conditions, including certain conditions that may not be satisfied or completed on a timely basis, if at all. Failure to complete the CCR Merger could have a material and adverse effect on us and, even if completed, the CCR Merger may not achieve some or all of the anticipated benefits.

Completion of the CCR Merger is subject to certain customary conditions, including, among others: (i) approval of the CEIX Stock Issuance by a majority of votes cast at a special meeting of holders of shares of CEIX Common Stock; (ii) approval by a majority of the outstanding CCR Common Units; (iii) there being no law or injunction prohibiting consummation of the transactions contemplated under the Merger Agreement; (iv) the effectiveness of a registration statement on Form S-4 relating to the shares of CEIX Common Stock to be issued as Merger Consideration; (v) approval for listing on the New York Stock Exchange of the shares of CEIX Common Stock to be issued as Merger Consideration; (vi) subject to specified materiality standards, the accuracy of certain representations and warranties of each party; and (vii) compliance by each party in all material respects with its covenants. These and other conditions to the closing of the CCR Merger may not be fulfilled in a timely manner or at all, and, accordingly, the CCR Merger may be delayed or may not be completed.

If the CCR Merger is not completed, CEIX's ongoing businesses or the price of CEIX Common Stock or the price of CCR Common Units (of which CEIX owns approximately 60.7 percent) may be adversely affected and, without realizing any of the benefits of having completed the CCR Merger, we will be subject to a number of risks, including the following:

•	we will be required to pay our costs relating to the CCR Merger, such as legal, accounting and financial advisory expenses or under certain circumstances to pay a termination fee to CCR, whether or not the CCR Merger is completed;
•	time and resources committed by our management to matters relating to the CCR Merger could otherwise have been devoted to pursuing other beneficial opportunities; and
•	the market price of CEIX Common Stock or CCR Common Units could decline to the extent that the current market price reflects a market assumption that the CCR Merger will be completed.

In addition, even if completed, there can be no assurance that the CCR Merger will deliver the benefits anticipated by us.

We and CCR may incur transaction-related costs in connection with the proposed CCR Merger.

We and CCR each expect to incur a number of non-recurring transaction-related costs associated with completing the proposed CCR Merger. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees, proxy solicitation costs and printing costs. Many of the expenses that will be incurred are, by their nature, difficult to estimate accurately at the present time.

We are subject to provisions under the Merger Agreement that, in specified circumstances, could require us to pay a termination fee and to be responsible for CCR's expenses.

The Merger Agreement provides for certain termination rights for both CEIX and CCR. The Merger Agreement provides that upon termination of the Merger Agreement under certain circumstances, CEIX will be obligated to reimburse CCR for its expenses in an amount not to exceed $3.5 million. The Merger Agreement also provides that upon termination of the Merger Agreement under certain circumstances, CCR will be obligated to reimburse CEIX for its expenses in an amount not to exceed $3.5 million.

Financial projections relating to the combined company after the CCR Merger may not be achieved.

In connection with the proposed CCR Merger, we and CCR have prepared and considered, among other things, internal financial forecasts for CEIX and CCR, respectively. These forecasts speak only as of the date made and will not be updated. These financial projections were not provided with a view to public disclosure, are subject to significant economic, competitive, industry and other uncertainties and may not be achieved in full, at all or within projected time frames. In addition, the failure of our businesses to achieve projected results could have a material adverse effect on our share price and financial position.

CEIX and CCR may be targets of securities class action and derivative lawsuits, which could result in substantial costs and may delay or prevent the completion of the CCR Merger.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements, in an effort to enjoin the relevant merger or seek monetary relief. If CEIX or CCR are subject to such lawsuits related to the CCR Merger Agreement or the CCR Merger, even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. CEIX and CCR cannot predict the outcome of these lawsuits, or others, nor can either company predict the amount of time and expense that will be required to resolve such litigation. An unfavorable resolution of any such litigation surrounding the CCR Merger could delay or prevent its consummation. In addition, the costs of defending the litigation, even if resolved in CEIX's or CCR's favor, could be substantial and such litigation could distract CEIX and CCR from pursuing the consummation of the CCR Merger and other potentially beneficial business opportunities.

CEIX and CCR will incur substantial transaction-related costs in connection with the CCR Merger, including fees paid to legal, financial and accounting advisors, filing fees and printing costs. If the CCR Merger does not occur, the companies will not benefit from these expenses. In addition, CEIX and CCR may not achieve the net benefits from the CCR Merger in the near term.

CEIX and CCR expect to incur a number of non-recurring transaction-related costs associated with completing the CCR Merger. These fees and costs will be substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees and printing costs. If the CCR Merger does not occur, neither CEIX nor CCR will benefit from these expenses.

The CCR Merger may not be accretive to operating earnings and may cause dilution to CEIX's earnings per share, which may negatively affect the market price of CEIX common stock.

CEIX currently anticipates that the CCR Merger will be initially dilutive to its forecasted earnings per share on a standalone basis. This expectation is based on preliminary estimates, which may materially change. CEIX may also have additional transaction and integration-related costs, may fail to realize all of the benefits anticipated in the CCR Merger or be subject to other factors that affect preliminary estimates or its ability to realize operational efficiencies. Any of these factors could cause a decrease in CEIX's earnings per share or decrease or delay the expected effect of the CCR Merger and contribute to a decrease in the price of CEIX common stock.

Following the merger, approximately 22.0% of the total voting power of CEIX common stock will be owned by CCR common unitholders. As a result, CEIX's current shareholders may experience significant dilution.

Following the merger, approximately 22.0% of the total voting power of CEIX common stock will be owned by CCR common unitholders. As a result, CEIX's current shareholders may experience significant dilution. In addition, in the future, CEIX may issue common stock to raise cash for its projects, operations, acquisitions or other purposes and may also acquire interests in other companies by using a combination of cash and CEIX common stock or just CEIX common stock.

Any of these events may dilute the ownership interests of the current holders of CEIX common stock, reduce CEIX's earnings per share and have an adverse effect on the price of CEIX common stock. The issuance of these new shares and the sale of additional shares from time to time could have the effect of depressing the market value for CEIX common stock. The increase in the number of shares of CEIX common stock outstanding, and any resulting dilution, may cause holders to sell shares of CEIX common stock or may create the perception that such sales may occur, either of which may adversely affect the market for, and the market value of, CEIX's common stock.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of the Company's equity securities during the three months ended September 30, 2020. Since the December 2017 inception of the Company's current stock, unit and debt repurchase program, CONSOL Energy Inc.'s Board of Directors has approved a $270 million stock, unit and debt repurchase program, which terminates on June 30, 2022. As of November 5, 2020, approximately $96.3 million remained available under the stock, unit and debt repurchase program. The program does not obligate CONSOL Energy to acquire any particular amount of its common stock, notes or units, and can be modified or suspended at any time at the Company’s discretion. See Note 19 - Stock, Unit and Debt Repurchases in the Notes to the Consolidated Financial Statements in Item 1 of this Form 10-Q for more information.

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

ITEM 5.    OTHER INFORMATION

 Approval of Change in Control Severance Agreement

On November 4, 2020, the Company and Mitesh Thakkar, the Company’s Chief Financial Officer, entered into a new Change in Control Severance Agreement (the “New CIC Agreement”). The New CIC Agreement supersedes and replaces in its entirety that certain Change in Control Severance Agreement entered into by and between the Company and Mr. Thakkar on January 3, 2020, as previously disclosed on the Company’s Form 8-K filed with the United States Securities and Exchange Commission on January 3, 2020 (the “Original CIC Agreement”).

The New CIC Agreement provides that Mr. Thakkar will receive a base salary in accordance with the Company’s normal payroll practices, that he will be eligible to receive an annual cash bonus in accordance with any of the Company’s applicable bonus plans or programs, that he will be able to participate in any long-term incentive compensation plan maintained by the Company and that he will be entitled to participate in all employee benefit and fringe benefit plans made available by the Company to its executives and key management. The New CIC Agreement further provides for both (i) non-change in control and (ii) change in control cash severance exclusively upon a termination of employment absent “cause,” subject to the following requirements. In the case of a change-in-control scenario, the New CIC Agreement is “double trigger” and Mr. Thakkar is only entitled to cash severance if, following, or in connection with, a change in control, his employment is terminated by the Company absent “cause” or if he resigns due to constructive or good reason termination within ninety days prior to the change-in-control or within two years following the change-in-control. Under the New CIC Agreement, Mr. Thakkar is entitled to receive:

•

his base salary through the date of termination and any annual bonus awarded in accordance with the Company's bonus program but not yet paid in both a change-in-control and non-change-in-control termination absent “cause”;

•

payment of any amounts earned, accrued or owing but not yet paid to Mr. Thakkar as of the date of termination, payable in a lump sum, and any benefits accrued or earned in accordance with the terms of any applicable benefit plans and programs of the Company or any of its affiliates in a non-change-in-control termination absent “cause”;

•	a lump sum payment equal to a 1x multiple of his base salary in a non-change-in-control or involuntary termination of employment absent “cause”;
•	a prorated payment of the executive's annual incentive compensation for the year in which the termination occurs in both a change-in-control and non-change-in-control termination absent “cause”;
•

accelerated vesting of any outstanding long-term incentive compensation upon the second trigger related to a change-in-control termination event; provided that any outstanding performance-based awards will be settled at the greater of target or actual performance (if ascertainable at the change-in-control) and prorated for service to the date of the change-in-control;

•	continued healthcare for 18 months for both a change-in-control and a non-change-in-control termination absent “cause”; and
•	outplacement assistance in the form of a cash payment equal to $25,000 in a change-in-control termination only.

The terms of the New CIC Agreement are materially consistent with the terms of the Original CIC Agreement except that the New CIC Agreement also provides for the following payments in a change-in-control termination absent “cause”:

•

a lump sum cash payment equal to a 2x multiple of his base salary plus a 2x multiple of his annual incentive pay in an involuntary termination of employment or constructive (or good reason) termination (the multiple for each of the base salary payment and the annual incentive pay payment under the Original CIC Agreement was 1.5x);

•	a cash lump sum payment equal to the total amount he would have received under the Company's 401(k) plan assuming he continued employment for a period of 18 months; and
•

payment of any amounts earned, accrued or owing but not yet paid to Mr. Thakkar as of the date of termination, payable in a lump sum, and any benefits accrued or earned in accordance with the terms of any applicable benefit plans and programs of the Company or any of its affiliates.

The New CIC Agreement also provides that in the event Mr. Thakkar’s employment is terminated for Cause, he shall only be entitled to receive: (i) his base salary through the date of termination, (ii) payment for all accrued but unused vacation through the date of termination and (iii) reimbursement for certain reimbursable expenses.

The New CIC Agreement also contains confidentiality, non-competition and non-solicitation obligations for Mr. Thakkar pursuant to which he has agreed not to compete with the Company or any of its affiliates for two years, or to solicit customers or employees for one year following a termination of employment.

No payments or benefits are provided under the New CIC Agreement unless Mr. Thakkar executes, and does not revoke, a written release of any and all claims (other than entitlements under the terms of the New CIC Agreement or which may not be released under applicable law.)

Approval of Changes in Timing of Payout under CONSOL Energy Inc. 2020 Short-Term Incentive Compensation (“STIC”)

On November 3, 2020, the Compensation Committee (the “Committee”) and the Board of Directors (the “Board”) of the Company authorized an amendment to the 2020 STIC Terms and Conditions, previously approved by the Committee and Board on February 4, 2020.

The 2020 STIC Terms and Conditions previously provided that all earned amounts would be paid in the first quarter of 2021 on or before March 15, 2021 after the Committee evaluates the Company’s performance against pre-established performance metrics for the 2020 performance year and then determines the extent to which applicable performance goals have been met.

The amendment to the 2020 STIC Terms and Conditions delegates authority to the Chief Executive Officer of the Company (“CEO”) to provide for a different payment schedule for individuals participating in the STIC (other than himself). Under the terms of the amendment, the CEO may (but is not obligated) to advance payment of a portion of the annual 2020 STIC payout due each named executive officer (other than the CEO), in an amount not to exceed fifty percent (50%) of the Company’s target performance for the 2020 year. Any advance payment may be made at any time on or before December 31, 2020. Any remaining portion of amounts earned under the 2020 STIC will be paid on or before March 15, 2021, the regularly scheduled payment date.

ITEM 6.    EXHIBITS

Exhibits	Description	Method of Filing

2.1	Agreement and Plan of Merger, dated as of October 22, 2020, by and among CONSOL Energy Inc., Transformer LP Holdings Inc., Transformer Merger Sub LLC, CONSOL Coal Resources LP and CONSOL Coal Resources GP LLC	Filed as Exhibit 2.1 to Form 8-K (File No. 001-38147) filed on October 23, 2020

10.1	Support Agreement, dated as of October 22, 2020, by and among CONSOL Energy Inc. and CONSOL Coal Resources LP	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on October 23, 2020

10.2	Letter Agreement between James J. McCaffrey and CONSOL Mining Company LLC*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on August 10, 2020

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

95	Mine Safety and Health Administration Safety Data	Filed herewith

101	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2020, furnished in Inline XBRL)	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL)	Contained in Exhibit 101

*Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 5th day of November, 2020.

CONSOL ENERGY INC.

By:	/s/ JAMES A. BROCK
James A. Brock
Director, Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ MITESHKUMAR B. THAKKAR
Miteshkumar B. Thakkar
Chief Financial Officer (Principal Financial Officer)

By:	/s/ JOHN M. ROTHKA
John M. Rothka
Chief Accounting Officer (Principal Accounting Officer)