Form 10-K
period 2020-12-31
CONSOL Energy Inc.
filed 2021-02-12
CIK 1710366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller Reporting Company  ☒    Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate value of common stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $133,696,610 as of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, based on the reported closing price of the common stock as reported on The New York Stock Exchange on such date.

The number of shares outstanding of the registrant's common stock as of January 29, 2021 was 34,031,374 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of CONSOL Energy Inc.'s Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2021 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

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

•

“CCR Merger” refers to the merger under that certain Agreement and Plan of Merger, dated as of October 22, 2020, among the Company, Transformer LP Holdings Inc. (“Holdings”), a wholly-owned subsidiary of the Company, Transformer Merger Sub LLC, a wholly-owned subsidiary of Holdings (“Merger Sub”), the Partnership and CONSOL Coal Resources GP LLC, the general partner of the Partnership, pursuant to which Merger Sub merged with and into the Partnership, with the Partnership surviving as an indirect, wholly-owned subsidiary of the Company, which merger closed on December 30, 2020;

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

•

“Partnership,” “CCR” or “CONSOL Coal Resources” refers to a Delaware limited partnership that holds a 25% undivided interest in, and is the sole operator of, the Pennsylvania Mining Complex. As part of the separation on November 28, 2017, the Partnership changed its name to CONSOL Coal Resources LP and changed its NYSE ticker to “CCR”. As a result of the closing of the CCR Merger, CCR is now an indirect wholly-owned subsidiary of the Company;

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

•	a loss of our competitive position because of the competitive nature of coal industries, or a loss of our competitive position because of overcapacity in these industries impairing our profitability;
•	foreign currency fluctuations that could adversely affect the competitiveness of our coal abroad;
•	recent action and the possibility of future action on trade made by U.S. and foreign governments;
•	the risks related to the fact that a significant portion of our production is sold in international markets;
•	coal users switching to other fuels in order to comply with various environmental standards related to coal combustion emissions;
•	the impact of potential, as well as any adopted, regulations to address climate change, including any relating to greenhouse gas emissions, on our operating costs as well as on the market for coal;
•	the effects of litigation seeking to hold energy companies accountable for the effects of climate change;
•	the effects of government regulation on the discharge into the water or air, and the disposal and clean-up, of hazardous substances and wastes generated during our coal operations;
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

•	failure to obtain or renew surety bonds on acceptable terms, which could affect our ability to secure reclamation and coal lease obligations;
•	failure to obtain adequate insurance coverages;
•	substantially all of our operations being located in a single geographic area;
•	the effects of coordinating our operations with oil and natural gas drillers and distributors operating on our land;
•	our inability to obtain financing for capital expenditures on satisfactory terms;
•	the effects of receiving low sustainability scores which potentially results in the exclusion of our securities from consideration by certain investment funds and a negative perception by investors;
•	the effect of new or existing tariffs and other trade measures;

•	our inability to find suitable acquisition targets or integrating the operations of future acquisitions into our operations;
•	obtaining, maintaining and renewing governmental permits and approvals for our coal operations;
•	the effects of stringent federal and state employee health and safety regulations, including the ability of regulators to shut down our operations;
•	the potential for liabilities arising from environmental contamination or alleged environmental contamination in connection with our past or current coal operations;
•	the effects of asset retirement obligations and certain other liabilities;
•	uncertainties in estimating our economically recoverable coal reserves;
•	the outcomes of various legal proceedings, including those which are more fully described herein;
•	defects in our chain of title for our undeveloped reserves or failure to acquire additional property to perfect our title to coal rights;
•	exposure to employee-related long-term liabilities;
•	the risk of our debt agreements, our debt and changes in interest rates affecting our operating results and cash flows;
•	the effects of hedging transactions on our cash flow;
•	information theft, data corruption, operational disruption and/or financial loss resulting from a terrorist attack or cyber incident;
•

certain provisions in our multi-year coal sales contracts may provide limited protection during adverse economic conditions, and may result in economic penalties or permit the customer to terminate the contract;

•	the potential failure to retain and attract qualified personnel of the Company and a possible increased reliance on third-party contractors as a result;
•	failure to maintain effective internal controls over financial reporting;
•	uncertainty with respect to the Company’s common stock, potential stock price volatility and future dilution;
•	the consequences of a lack of, or negative, commentary about us published by securities analysts;
•	uncertainty regarding the timing of any dividends we may declare;
•	uncertainty as to whether we will repurchase shares of our common stock or outstanding debt securities;
•	restrictions on the ability to acquire us in our certificate of incorporation, bylaws and Delaware law and the resulting effects on the trading price of our common stock;
•	inability of stockholders to bring legal action against us in any forum other than the state courts of Delaware; and
•	other unforeseen factors.

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

General

We and our predecessors have been mining coal, primarily in the Appalachian Basin, since 1864. The Company was incorporated in Delaware on June 21, 2017 and became an independent, publicly-traded company on November 28, 2017 when our former parent separated its coal business and natural gas business into two independently traded public companies. As part of the separation, our former parent transferred to the Company substantially all of its coal-related assets, including its Pennsylvania Mining Complex, all of its interest in CONSOL Coal Resources LP, the CONSOL Marine Terminal, the Itmann Mine and all of its Greenfield Reserves located in the Northern Appalachian Basin (“NAPP”), the Central Appalachian Basin (“CAPP”) and the Illinois Basin (“ILB”). On December 30, 2020, we acquired by merger the portion of CONSOL Coal Resources LP that was not originally transferred to us in the separation.

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

Coal from the PAMC is valued because of its high energy content (as measured in Btu per pound), relatively low levels of sulfur and other impurities, and strong thermoplastic properties that enable it to be used in metallurgical as well as thermal applications. We take advantage of these desirable quality characteristics and our extensive logistical network, which is directly served by both the Norfolk Southern and CSX railroads, to aggressively market our product to a broad base of strategically selected, top-performing power plant customers in the eastern United States. We also capitalize on the operational synergies afforded by the CONSOL Marine Terminal to export our coal to thermal and metallurgical end users globally.

Our operations, including the PAMC and the CONSOL Marine Terminal, have consistently generated positive cash flows, even through the 2020 COVID-19 pandemic. As of December 31, 2020, the PAMC controls 657.9 million tons of high-quality Pittsburgh seam reserves, enough to allow for more than 20 years of full-capacity production. In addition, we own or control approximately 1.5 billion tons of Greenfield Reserves located in NAPP, CAPP and ILB, which we believe provide future growth and monetization opportunities. Our vision is to maximize cash flow generation through the safe, compliant and efficient operation of this core asset base, while strategically reducing debt, returning capital through share buybacks or dividends, and, when prudent, allocating capital toward compelling growth and diversification opportunities.

Our core businesses consist of our:

•

Pennsylvania Mining Complex: The PAMC, which includes the Bailey Mine, the Enlow Fork Mine, the Harvey Mine and the Central Preparation Plant, has extensive high-quality coal reserves. We mine our reserves from the Pittsburgh No. 8 Coal Seam, which is a large contiguous formation of high-Btu coal that is ideal for high-productivity, low-cost longwall operations. The design of the PAMC is optimized to produce large quantities of coal on a cost-efficient basis. We can sustain high production volumes at comparatively low operating costs due to, among other things, our technologically advanced longwall mining systems, logistics infrastructure and safety. All our mines utilize longwall mining, which is a highly automated underground mining technique that produces large volumes of coal at lower costs compared to other underground mining methods.

•

CONSOL Marine Terminal: Through our subsidiary CONSOL Marine Terminals LLC, we provide coal export terminal services through the Port of Baltimore. The terminal can either store coal or load coal directly into vessels from rail cars. It is also the only major east coast United States coal terminal served by two railroads, Norfolk Southern Corporation and CSX Transportation Inc.

•

Itmann Mine: Construction of the Itmann Mine, located in Wyoming County, West Virginia, began in the second half of 2019; development mining began in April 2020, and full production is expected upon the completion of a new preparation plant. When fully operational, the Company anticipates approximately 900 thousand tons per year of high-quality, low-vol coking coal capacity.

A map showing the location of our significant properties is below:

The Company's mission is to improve lives and communities by safely and compliantly producing affordable, reliable energy and profitably growing through innovative technology and perseverance. Our core values of safety, compliance, and continuous improvement are the foundation of the Company’s identity and are the basis for how management defines continued success. We believe the Company’s rich resource base, coupled with these core values, allows management to create value for the long-term. We believe that the use of coal as a fuel source for electricity in the United States will continue for many years. Furthermore, our Itmann project, which is under development, is expected to benefit from the demand related to global infrastructure needs.

Merger with CONSOL Coal Resources LP

On December 30, 2020, we completed the acquisition of all of the outstanding common units of CONSOL Coal Resources, and CONSOL Coal Resources became our indirect wholly-owned subsidiary (see Note 2 - Major Transactions in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information). In connection with the closing of the CCR Merger, we issued approximately 8.0 million shares of our common stock to acquire the approximately 10.9 million common units of CCR held by third-party CCR investors at a fixed exchange ratio of 0.73 shares of CEIX common stock for each CCR unit, for total implied consideration of $51.7 million.

Our Strategy

The Company remains focused on increasing stockholder value by safely and compliantly operating our business, developing and growing our metallurgical coal business, and, over time, diversifying into other business opportunities. The Company’s existing coal assets align with these objectives. Our current production from the Bailey, Enlow Fork and Harvey mines can be sold domestically or abroad, as either thermal coal or high volatile metallurgical coal. These low-cost mines, with five longwalls, produce a high-Btu Pittsburgh-seam coal that is lower in sulfur than many Northern Appalachian coals. Our onsite logistics infrastructure at the Central Preparation Plant includes a dual-batch train loadout facility capable of loading up to 9,000 tons of coal per hour and 19.3 miles of track linked to separate Class I rail lines owned by Norfolk Southern and CSX, which significantly increases our efficiency in meeting our customers’ transportation needs. These mines and their logistics infrastructure, along with our 100%-owned CONSOL Marine Terminal, which is served by both Norfolk Southern and CSX, will allow us to continue to participate competitively in the world’s thermal and metallurgical coal markets. The ability to serve both domestic and international markets with premium thermal and crossover metallurgical coal provides tremendous optionality. We have also begun development production from our Itmann Mine project and are starting to explore and invest in some innovative and sustainable uses for coal. Over the mid- to long-term, the Company is planning to diversify its revenue stream to increase relative contributions from its CONSOL Marine Terminal, metallurgical coal sales and other carbon products, resulting in a reduced exposure to thermal coal.

In order to continue to carry out our strategy, we will continue to adhere to and pursue the following strategic objectives:

Selectively grow our business to maximize shareholder value by capitalizing on synergies with our assets and expertise

We plan to judiciously direct the cash generated by our operations toward those opportunities that present the greatest potential for value creation to our stockholders, particularly those that take advantage of synergies with our asset base and/or with the expertise of our management team. To that end, we plan to regularly and rigorously evaluate opportunities both for organic growth and for acquisitions, joint ventures and other business arrangements in the coal industry and related industries that complement our core operations. The PAMC, the Itmann Mine and our Greenfield Reserves present the potential for organic growth projects if long-term market conditions are favorable. For example, we are actively engaged in continuous improvement or research and development projects to improve the productivity of our Central Preparation Plant and our mining operations through the use of technology and automation, such as de-bottlenecking projects at the Central Preparation Plant, shearer automation technology and data visualization and analytics.

We regularly evaluate our Greenfield Reserves to identify organic growth opportunities that we believe can add value to our business. As such, we announced the commencement of our Itmann Mine project in May 2019 and began development mining in April 2020, which will add a new metallurgical coal product stream to our mix of products upon completion. Our Greenfield Reserves associated with the Martinka Mine and Birch Mine provide additional potential organic growth opportunities in the metallurgical coal space, and our Greenfield Reserves associated with the Mason Dixon and River Mine projects present potential organic growth opportunities in NAPP. Our management team has extensive experience in developing, operating and marketing a wide variety of coal assets, and is well qualified to evaluate organic and external growth opportunities. We plan to carefully weigh any capital investment decisions against alternate uses of the cash to help ensure we are delivering the most value to our shareholders.

We are also pursuing a variety of alternative and innovative uses of coal to diversify our business. For example, in December 2019, we acquired a 25% equity stake in CFOAM Corp. (CFOAM), which manufactures high-performance carbon foam products from coal that can be used in the industrial, aerospace, military and commercial product markets. The investment in CFOAM represents our first investment in the coal-to-products space. We are also partnering with Ohio University, CFOAM and certain other industry partners on several Department of Energy-funded projects to develop coal plastic composites and carbon foam materials that can be used in engineered composite decking and other building products. Our Coal FIRST project is also receiving funding from the Department of Energy to evaluate a next-generation power plant at the PAMC that would be fueled by waste coal and biomass and equipped with carbon dioxide (CO2) capture and storage to achieve net neutral or negative CO2 emissions. In addition, we have partnered with OMNIS Bailey LLC to develop a refinery that will convert waste coal slurry into a high-quality carbon product that can be used as fuel or as feedstock for other higher-value applications, as well as a mineral matter product that has potential to be used as a soil amendment in agricultural applications. If successfully implemented at full-scale, this project has the potential to add up to 1.5 million tons per year of clean coal production without additional mining of raw tons, as well as to provide a direct benefit by reducing both the volume of and operating costs associated with slurry refuse disposal.

Continue to grow our share of coal sales to top-performing rail-served power plants in our core market areas, while opportunistically pursuing export and crossover metallurgical opportunities

We plan to seek to minimize our market risk and maximize realizations by continuing to focus on selling coal to strategically-selected, top-performing, rail-served power plants located in our core market areas in the eastern United States. In 2020, our top domestic power plant customers included ten plants that each took delivery of approximately 400,000 tons or more of PAMC coal. These top power plant customers, which collectively accounted for 74% of our domestic coal shipments in 2020, operated at a 13.2% higher weighted average capacity factor than other NAPP rail-served plants during January through October (the most recent month for which data are available), and none have announced plans to retire during the next five years. We have grown our share of coal supplied at these plants from 11% in 2012 to 27% in the first ten months of 2020, and we believe we can continue to grow this share by displacing less competitive supply from NAPP, CAPP and other basins. We also continue to work on optimizing our portfolio of top customer plants and identifying and penetrating new plants that we believe are aligned with our strategic objectives and would be a good fit for our coal.

While the majority of our production is directed toward our established base of domestic power plant customers, many of which are secured through annual or multi-year contracts, we also have continued to diversify our portfolio by placing a growing portion of our production in the export markets. These markets provide us with pricing upside when markets are strong and with volume stability when markets are weak. As of February 9, 2021, our contracted position is 18.2 million and 5.6 million tons for 2021 and 2022, respectively. We believe our committed and contracted position is well-balanced and provides diversification benefits.

Drive operational excellence through safety, compliance, and continuous improvement

We intend to continue focusing on our core values of safety, compliance and continuous improvement. We operate some of the most productive, lowest-cost underground mines in the coal industry, while simultaneously setting some of the industry’s highest standards for safety and compliance. Over the past five years, our Mine Safety and Health Administration (“MSHA”) total reportable incident rate was approximately 42% lower than the national average underground bituminous coal mine incident rate. Furthermore, our MSHA significant and substantial (“S&S”) citation rate per 100 inspection hours was approximately 63% lower than the industry’s average MSHA S&S citation rate over the twelve-month period ended December 31, 2020. We believe that our focus on safety and compliance promotes greater reliability in our operations, which fosters long-term customer relationships and lower operating costs that support higher margins. Consistent with our core value of continuous improvement, we have improved our productivity at the PAMC from 6.27 tons per employee hour to 7.21 tons per employee hour since 2015, and have reduced our cash costs of coal sold per ton by 16% over this same period. We intend to continue to grow the economic competitiveness of our operations by proactively identifying, pursuing and implementing efficiency improvements and new technologies that can drive down unit costs without compromising safety or compliance.

Maintain Ability to Access Capital Markets

We have generated significant free cash flow since the separation and distribution, which has allowed us to opportunistically refinance and pay down our debt. This reduced indebtedness on our balance sheet and improved liquidity allow us to pursue attractive organic growth opportunities and accretive acquisitions. We constantly seek to improve our capital market capacity to provide additional funds, if needed, to grow our business. We believe that CONSOL Energy can access capital markets to raise debt and equity financing from time to time depending on the market conditions. Furthermore, we also maintain the ability to monetize non-core assets, the proceeds from which could be used for funding our future growth requirements. During the year ended December 31, 2020, we executed multiple transactions, including sales of land and mineral assets, gas wells and coal reserves, which resulted in approximately $68 million in miscellaneous other income and gain on sales of assets.

Our Competitive Strengths

We believe we are well-positioned to successfully execute our business strategies because of the following competitive strengths:

Focus on free cash flow generation supported by strong margins and optimized production levels

We intend to continue our focus on maintaining high margins by optimizing production from our high-quality reserves and leveraging our extensive logistics infrastructure and broad market reach. The PAMC’s low-cost structure, high-quality product, favorable access to rail and port infrastructure and diverse base of end-use customers allow it to move large volumes of coal at positive cash margins throughout a variety of market conditions. Through our recent capital investment program, we have optimized our mining operations and logistics infrastructure to sustainably drive down our cash operating costs. Furthermore, our ability to enter into multi-year contracts with our longstanding customer base will enhance our ability to generate high margins in varied commodity price environments. We believe that these factors will help enable us to maintain higher margins per ton on average than our competitors and better position us to maintain profitability throughout commodity price cycles.

Extensive, High-Quality Reserve Base

The PAMC has extensive high-quality reserves of bituminous coal. We mine our reserves from the Pittsburgh No. 8 Coal Seam, which is a large contiguous formation of high-Btu coal that is ideal for high-productivity, low-cost longwall operations. As of December 31, 2020, the PAMC included 657.9 million tons of recoverable coal reserves that are sufficient to support more than 20 years of full-capacity production. The advantageous qualities of our coal enable us to compete for demand from a broader range of coal-fired power plants compared to mining operations in basins that typically produce coal with a comparatively lower heat content (ILB and the Powder River Basin (“PRB”)), higher sulfur content (ILB and most areas in NAPP) and higher chlorine content (certain areas of ILB). Our remaining reserves have an average as-received gross heat content of 12,940 Btu/lb, while production from the PRB, ILB, CAPP and the rest of NAPP averages approximately 8,700 Btu/lb, 11,300 Btu/lb, 12,000 Btu/lb and 12,500 Btu/lb, respectively (based on the average quality reported by the United States Energy Information Administration (the “EIA”) for U.S. power plant deliveries for the three years ended June 30, 2020). Moreover, our remaining reserves have an average sulfur content of 2.40%, while production from the ILB averages 2.9% sulfur and production from the rest of NAPP averages 3.4% sulfur (again, based on EIA power plant delivery data for the three years ended June 30, 2020). With our high Btu content and low-cost structure, our 2020 total costs of tons sold averaged $1.47 per mmBtu, which is lower than any monthly average Louisiana Henry Hub natural gas spot price during the past 20+ years, and provides a strong foundation for competing against natural gas even after accounting for differences in delivered costs and power plant efficiencies. In addition to the substantial reserve base associated with the PAMC, our Itmann Mine project, which is under development, includes 20.6 million tons of recoverable coal reserves that are sufficient to support more than 20 years of full-capacity production, and our 1.5 billion tons of Greenfield Reserves in NAPP, CAPP and ILB feature both thermal and metallurgical reserves and provide additional optionality for organic growth or monetization as market conditions allow.

World-Class, Well-Capitalized, Low-Cost Longwall Mining Complex

The PAMC is the most productive and efficient coal mining complex in NAPP, averaging 7.14 tons of coal production per employee hour in 2019-2020, compared to 5.11 tons of coal production per employee hour for other currently-operating NAPP longwall mines. For the year ended December 31, 2020, the PAMC produced 7.21 tons of coal per employee hour, compared to an average of 4.90 tons per employee hour for all other currently-operating NAPP longwall mines. We believe our substantial capital investment in the PAMC will enable us to maintain high production volumes, low operating costs and a strong safety and environmental compliance record, which we believe are key to supporting stable financial performance and cash flows throughout business and commodity price cycles.

Strategically Located Mining Operations with Advanced Distribution Capabilities and Excellent Access to Key Logistics Infrastructure

Our logistics infrastructure and proximity to coal-fired power plants in the eastern United States provides us with operational and marketing flexibility, reduces the cost to deliver coal to our core markets and allows us to realize higher free-on-board (“FOB”) mine prices. We believe that we have a significant transportation cost advantage compared to many of our competitors, particularly producers in the ILB and PRB, for deliveries to customers in our core markets and to East Coast ports for international shipping. For example, based on publicly available data and internal estimates, we believe that the transportation cost advantage from our mines compared to ILB mines (not accounting for Btu differences) is approximately $4 to $7 per ton for coal delivered to foreign consumers in Europe and India, up to $3 to $5 per ton for coal delivered to domestic customers in the Carolinas, and an even more pronounced cost advantage for coal delivered to domestic customers in the mid-Atlantic states. Our ability to accommodate multiple unit trains from both Norfolk Southern and CSX at the Central Preparation Plant, which includes a dual-batch loadout facility capable of loading up to 9,000 tons of clean coal per hour and 19.3 miles of track with three sidings, allows for the seamless transition of locomotives from empty inbound trains to fully loaded outbound trains at our facility. Furthermore, the PAMC has exceptional access to export infrastructure in the United States. Through our 100%-owned CONSOL Marine Terminal, served by both the Norfolk Southern and CSX railroads, we can participate in the world’s seaborne coal markets with premium thermal and crossover metallurgical coal.

Strong, Well-Established Customer Base Supporting Contractual Volumes

We have a well-established and diverse customer base, comprised primarily of domestic electric-power-producing companies located in the eastern United States. We have had success entering into multi-year coal sales agreements with our customers due to our longstanding relationships, reliability of production and delivery, competitive pricing and high coal quality. More than 86% of our sales in 2020 were to customer companies that were in our 2019 portfolio, and all of our top domestic power plant customers in 2020 (which represent the ten plants to which we shipped approximately 400,000 tons or more of PAMC coal in 2020) have been in our portfolio for at least five consecutive years. In addition, to mitigate our exposure to coal-fired power plant retirements, we have strategically developed our customer base to include power plants that are economically positioned to continue operating for the foreseeable future and that are equipped with state-of-the-art environmental controls. These top plants operated at a 13.2% higher weighted average capacity factor than other NAPP rail-served plants in January through October 2020 (the most recent month for which data are available), highlighting their economic competitiveness in the challenging power markets. Moreover, none of our top ten customer plants, which accounted for 74% of our domestic coal shipments in 2020, have announced plans to retire in the next five years. Since 2012, the Company has increased its market share at these ten plants from 11% to 27%.

In addition to our robust domestic customer base, we also have favorable access to seaborne coal markets through our long-standing commercial relationship with a leading coal trading and brokering customer that maintains a broad market presence with international coal consumers. We have grown our exports of PAMC coal to the seaborne thermal and crossover metallurgical markets from an average of 5.5 million tons per year (or approximately 23% of our annual sales volume) in 2015-2016 to 7.0 million tons (or approximately 38% of our annual sales volume) in 2020.

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

CONSOL Energy’s Capital Expenditure Budget

In 2021, CONSOL Energy expects to invest $100 - $125 million in capital expenditures, excluding any spending on the Itmann Mine project. The Company continually evaluates potential acquisitions.

Detail Coal Operations

Recoverable Coal Reserves

The Company's estimates of recoverable coal reserves are estimated internally using the face positions of the PAMC’s longwall mines and the face position of the Itmann Mine's continuous mining section as of December 31, 2020. The December 31, 2020 reserves were estimated using the same techniques and assumptions as in prior years. These estimates are based on geologic data, coal ownership information and current and proposed mine plans. CONSOL Energy's recoverable coal reserves are proven and probable reserves that could be economically and legally extracted or produced at the time of the reserve determination, considering mining recovery, preparation plant yield and product moisture content. These estimates are periodically updated to reflect past coal production, updated mine plans, new exploration information, and other geologic or mining data. Acquisitions or dispositions of coal properties will also change these estimates. Changes in mining methods or preparation plant processes may increase or decrease the recovery basis for a coal seam. The ability to update or modify the estimates of the Company's recoverable coal reserves is restricted to qualified geologists and mining engineers and all modifications are documented.

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

The Company's recoverable coal reserves fall within the range of commercially marketed coal grades in the United States. The marketability of coal depends on its value-in-use for a particular application, and this is affected by coal quality, including sulfur content, ash content and heating value. Modern power plant boiler configurations can compensate for coal quality differences that occur. As a result, all of the Company's coal can be marketed for the electric power generation industry. In addition, some of the Company's reserves exhibit thermoplastic behavior suitable for cokemaking, which enables it, if market dynamics are favorable, to capture greater margins from selling this coal in the metallurgical market to cokemakers and steel manufacturers who utilize modern cokemaking technologies. The addition of this market adds additional assurance that CONSOL Energy's recoverable coal reserves are commercially marketable.

At December 31, 2020, the Company had an estimated 2.2 billion tons of recoverable coal reserves. As of December 31, 2020, the PAMC included 657.9 million tons of recoverable coal reserves that are sufficient to support more than 20 years of full-capacity production. Estimates of the Company’s recoverable coal reserves have historically been estimated both by internal geologists and engineers and independent third parties. Reserve estimates and evaluation processes are periodically audited by independent third parties to ensure accuracy.

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

The Company assigns coal reserves to mining complexes, and the amount of coal we assign to each mine is generally sufficient to support mining through the extent of our current mining permits. Under federal law, we must renew our mining permits every five years. All assigned reserves have their required permits or governmental approvals, or there is a high probability that these approvals will be secured. In addition, our mines and mining complexes may have access to additional reserves that have not yet been assigned. We refer to these reserves as accessible. Accessible reserves are recoverable coal reserves that can be accessed by an existing mining complex, utilizing the existing infrastructure of the complex to mine and to process the coal in this area. Mining an accessible reserve does not require additional capital spending beyond that required to extend or to continue the normal progression of the mine, such as the sinking of airshafts or the construction of portal facilities.

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

Pennsylvania Mining Complex

Pennsylvania Mining Complex. The Pennsylvania Mining Complex is located in Enon, Pennsylvania and consists of three deep longwall mining operations, the Bailey Mine, the Enlow Fork Mine and the Harvey Mine, and a centralized preparation plant. The design of the PAMC is optimized to produce large quantities of coal on a cost-efficient basis. The PAMC is able to sustain high production volumes at comparatively low operating costs due to, among other things, its technologically advanced longwall mining systems, logistics infrastructure and safety. All of the PAMC's mines utilize longwall mining, which is a highly automated underground mining technique that produces large volumes of coal at lower costs compared to other underground mining methods. The PAMC typically operates 4-5 longwalls with 15-17 continuous mining sections. The current annual production capacity of the PAMC is approximately 28.5 million tons of coal. The central preparation plant is connected via conveyor belts to each of the PAMC's mines and cleans and processes up to 8,200 raw tons of coal per hour. The PAMC's on-site logistics infrastructure at the central preparation plant includes a dual-batch train loadout facility capable of loading up to 9,000 clean tons of coal per hour and 19.3 miles of track linked to separate Class I rail lines owned by Norfolk Southern and CSX, which significantly increases the PAMC's efficiency in meeting its customers' transportation needs.

Bailey Mine. As of December 31, 2020, the Bailey Mine’s assigned and accessible reserve base contained an aggregate of 108.2 million tons of clean recoverable coal with an average as-received gross heat content of approximately 12,900 Btus per pound and an approximate average pounds of sulfur dioxide per mmBtu of 4.42. The Bailey Mine is the first mine developed at the Pennsylvania Mining Complex. Construction of the slope and initial air shaft began in 1982. The slope development reached the coal seam at a depth of approximately 600 feet and, following development of the slope bottom, commercial coal production began in 1984. Longwall mining production commenced in 1985, and the second longwall was placed into operation in 1987. In 2010, a new slope and overland belt system was commissioned, which allowed a large percentage of the Bailey Mine to be sealed off. For the years ended December 31, 2020, 2019 and 2018, the Bailey Mine produced 8.7, 12.2 and 12.7 million tons of coal, respectively.

Enlow Fork Mine. As of December 31, 2020, the Enlow Fork Mine’s assigned and accessible reserve base contained an aggregate of 321.7 million tons of clean recoverable coal with an average as-received gross heat content of approximately 12,940 Btus per pound and an approximate average pounds of sulfur dioxide per mmBtu of 3.35. The Enlow Fork Mine is located directly north of the Bailey Mine. Initial underground development was started from the Bailey Mine while the Enlow Fork slope was being constructed. Once the slope bottom was developed and the slope belt became operational, seals were constructed to separate the two mines. Following development of the slope bottom, commercial coal production began in 1989. Longwall mining production commenced in 1991, and the second longwall came online in 1992. In 2014, a new slope and overland belt system was commissioned and a substantial portion of the Enlow Fork Mine was sealed. For the years ended December 31, 2020, 2019 and 2018, the Enlow Fork Mine produced 5.7, 10.0 and 9.9 million tons of coal, respectively.

Harvey Mine. As of December 31, 2020, the Harvey Mine’s assigned and accessible reserve base contained an aggregate of 228.0 million tons of clean recoverable coal with an average as-received gross heat content of approximately 12,950 Btus per pound and an approximate average pounds of sulfur dioxide per mmBtu of 3.89. The Harvey Mine is located directly east of the Bailey and Enlow Fork Mines. Similar to the Enlow Fork Mine, the Harvey Mine was developed off of the Bailey Mine’s slope bottom. In order to separate the Harvey Mine from the existing Bailey Mine, seals were built around the original Bailey slope bottom to separate the two mines, and the original slope was dedicated solely to the Harvey Mine. This transfer of infrastructure eliminated the need to make significant capital expenditures to develop, among other things, a new slope, airshaft and portal facility at the Harvey Mine. Development of the Harvey Mine began in 2009, and construction of the supporting surface facilities commenced in 2011. Longwall mining production commenced in March 2014. For the years ended December 31, 2020, 2019 and 2018, the Harvey Mine produced 4.4, 5.0 and 5.0 million tons of coal, respectively. The Harvey Mine’s existing infrastructure, including its bottom development, slope belt and material handling system, has the capacity to add one incremental permanent longwall mining system with additional mine development and capital investment.

Itmann Operation

Itmann No. 5 Mine. The Itmann No. 5 Mine is located in Wyoming County, West Virginia, approximately 2.5 miles northwest of the town of Itmann, WV. The mine accesses the Pocahontas 3 seam (P3) using a box cut drift entrance near an outcrop along Still Run Hollow. The P3 seam has and continues to be mined extensively within the Appalachian coalfields of southern West Virginia and western Virginia, including the areas immediately surrounding the Itmann No. 5 reserves. As of December 31, 2020, the Itmann Mine's assigned and accessible reserve base contained an aggregate of 20.6 million tons of clean recoverable coal, enough to allow for more than 20 years of full-capacity production. These reserves contain an approximate average quality on a dry basis of 0.99% sulfur, 7.6% ash, and 19.2% volatile matter. Development mining at the Itmann Mine began in 2020. Coal from the Itmann Mine is currently extracted by underground methods using 1-2 continuous miner units, with plans to eventually expand operations to 4-6 continuous miner units to achieve expected capacity of approximately 900 thousand clean tons per year. For the year ended December 31, 2020, the Itmann Mine produced 25 thousand tons of coal. Production from the Itmann Mine is currently sold on a raw basis at the mine to a third-party buyer while the mine and facilities are being developed. The Company is currently evaluating plans to develop a dedicated coal preparation plant to process and handle the Itmann Mine's production.

The following table sets forth additional information regarding the recoverable coal reserves at the Pennsylvania Mining Complex.

CONSOL ENERGY PENNSYLVANIA MINING COMPLEX

Proven and Probable Assigned and Accessible Coal Reserves as of December 31, 2020 and 2019

							Recoverable
				Average	As Received Heat		Coal Reserves (As-Received)(2, 3, 4)
	Preparation			Mining	Value(1)				Tons in
	Facility	Reserve	Coal	Height	(Btu/lb)		Owned	Leased	Millions
Mine/Reserve	Location	Class	Seam	(feet)	Typical	Range	(%)	(%)	12/31/2020	12/31/2019

PA Mining Operations
Bailey	Enon, PA	Assigned Operating	Pittsburgh	7.4	12,900	12,600 – 13,170	58%	42%	69.2	77.3
		Accessible	Pittsburgh	7.5	12,890	12,820 – 13,110	43%	57%	39.0	38.0
Enlow Fork	Enon, PA	Assigned Operating	Pittsburgh	7.4	13,070	12,680 – 13,300	99%	1%	67.4	72.7
		Accessible	Pittsburgh	7.6	12,910	12,460 – 13,280	74%	26%	254.3	251.8
Harvey	Enon, PA	Assigned Operating	Pittsburgh	6.9	13,060	12,850 – 13,220	90%	10%	37.9	41.2
		Accessible	Pittsburgh	7.7	12,930	12,710 – 13,070	92%	8%	190.1	188.4
Total Assigned Operating and Accessible									657.9	669.4

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

CONSOL ENERGY ITMANN MINE

Proven and Probable Assigned and Accessible Coal Reserves as of December 31, 2020 and 2019

								Recoverable
				Average	Moisture Free			Coal Reserves (As-Received)(2, 3, 4)
	Preparation			Seam	Quality(1)					Tons in
	Facility	Reserve	Coal	Height	(%)			Owned	Leased	Millions
Mine/Reserve	Location	Class	Seam	(feet)	Sulfur	Ash	Vol	(%)	(%)	Proven	Probable	2020 Total	2019 Total

Itmann Operations
Itmann No. 5	Itmann, WV	Assigned Operating	Pocahontas 3	3.5	0.95	8.4	18.4	—%	100%	4.2	1.4	5.6	5.6
		Accessible	Pocahontas 3	3.4	1.01	7.4	19.5	12%	88%	5.8	9.2	15.0	15.0
Total Assigned Operating and Accessible										10.0	10.6	20.6	20.6

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

(4)

Recoverable reserve estimates incorporate losses for dilution and mining recovery based upon a continuous mining recovery typically ranging from 40% to 70%, and a 95% preparation plant efficiency within the life of mine plan. Recoverable coal reserves are assessed using forward-looking prices for low-volatile metallurgical coal to determine the reserves are economical.

The following table sets forth our assigned non-operating and unassigned recoverable coal reserves by region:

CONSOL Energy ASSIGNED Non-Operating and UNASSIGNED Recoverable Coal Reserves

as of December 31, 2020 and 2019

					Recoverable
		Recoverable Reserves(2)			Coal Reserves
				Tons in	(Tons in
	As Received Heat	Owned	Leased	Millions	Millions)
Coal Producing Region	Value(1) (Btu/lb)	(%)	(%)	12/31/2020	12/31/2019
Northern Appalachia (Pennsylvania, Ohio, Northern West Virginia)	11,400 – 13,400	97%	3%	1,033.0	1,080.9
Central Appalachia (Virginia, Southern West Virginia)	12,400 – 14,100	87%	13%	138.6	138.6
Illinois Basin (Illinois, Western Kentucky, Indiana)	11,600 – 12,000	78%	22%	315.6	316.4
Total		92%	8%	1,487.2	1,535.9

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

CONSOL Energy Proven and Probable Recoverable Coal Reserves

By Product (In Millions of Tons) as of December 31, 2020

	≤ 1.20 lbs.	> 1.20 ≤ 2.50 lbs.	> 2.50 lbs.		Percent By
By Region	S02/MMBtu	S02/MMBtu	S02/MMBtu	Total	Product
Metallurgical:
High Vol Bituminous (NAPP)	—	39.6	—	39.6	1.8%
Med Vol Bituminous (CAPP)	5.1	—	—	5.1	0.2%
Low Vol Bituminous (CAPP)	16.0	20.6	—	36.6	1.7%
Total Metallurgical	21.1	60.2	—	81.3	3.7%
Thermal:
NAPP	—	22.4	1,629.0	1,651.4	76.3%
CAPP	46.0	71.5	—	117.5	5.4%
ILB	—	101.1	214.4	315.5	14.6%
Total Thermal	46.0	195.0	1,843.4	2,084.4	96.3%
Total	67.1	255.2	1,843.4	2,165.7	100.0%
Percent of Total	3.1%	11.8%	85.1%	100.0%

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

The following table sets forth the total royalty tonnage and the amount of income (net of related expenses) we received from royalty payments for the years ended December 31, 2020, 2019 and 2018.

	Total	Total
	Royalty	Royalty
	Tonnage	Income *
Year	(in thousands)	(in thousands)
2020	4,076	$10,834
2019	6,171	$19,919
2018	6,656	$21,917

* Excludes advanced mining royalty payments received of $1,198, $2,289 and $2,805 during the years ended December 31, 2020, 2019 and 2018, respectively.

Royalty tonnage leased to third parties is not included in the amounts of produced tons that we report. Recoverable reserves do not include reserves attributable to properties that we lease to third parties.

Production

In the year ended December 31, 2020, 99.9% of the Company's production came from underground mines equipped with longwall mining systems (PAMC). The Company employs longwall mining techniques in its underground mines where the geology is favorable, and reserves are sufficient. Underground longwall mining uses continuous mining units to develop the mains and gate roads for longwall panels. The longwall systems are highly mechanized, capital intensive operations to efficiently extract coal within the longwall panels. Mines using longwall systems have a low variable cost structure compared with other types of mines and can achieve high productivity levels compared with those of other underground mining methods. Because the Company has substantial reserves readily suitable to these operations, the Company believes that these longwall mines can increase capacity at a low incremental cost.

The following table shows the production, in millions of tons, for the Company's mines for the years ended December 31, 2020, 2019 and 2018, the location of each mine, the type of mine, the type of equipment used at each mine, method of transportation and the year each mine was established or acquired by us.

	Loadout				Tons Produced			Year
	Facility	Mine	Mining		(in millions)			Established
Mine	Location	Type	Equipment	Transportation	2020	2019	2018	or Acquired
PA Mining Operations
Bailey	Enon, PA	U	LW/CM	R R/B	8.7	12.2	12.7	1984
Enlow Fork	Enon, PA	U	LW/CM	R R/B	5.7	10.0	9.9	1990
Harvey	Enon, PA	U	LW/CM	R R/B	4.4	5.0	5.0	2014
Total					18.8	27.3	27.6

Itmann Complex
Itmann (1)	Itmann, WV	U	CM	T/R	—	—	—	2020

Total Company					18.8	27.3	27.6

*Table may not sum due to rounding.

U	–	Underground
LW	–	Longwall
CM	–	Continuous Miner
R	–	Rail
R/B	–	Rail to Barge or Vessel
T/R	–	Truck to Rail

(1) The Itmann Mine produced 25 thousand tons of coal during the year ended December 31, 2020.

Coal Marketing and Sales

The following table sets forth the Company produced tons sold and average sales price for the periods indicated:

	Years Ended December 31,
	2020	2019	2018
Company Produced PA Mining Operations Tons Sold (in millions)	18.7	27.3	27.7
Average Sales Price per Ton Sold – PA Mining Operations	$41.31	$47.17	$49.28

Coal sales were impaired in 2020 as a result of weakened customer demand due to a warmer than normal winter followed by the COVID-19 pandemic, each of which reduced electricity consumption and, therefore, demand for our coal. Additionally, customer contract buyouts in 2020 impacted our sales performance. These partial contract buyouts involved negotiations to reduce the coal quantities several customers were obligated to purchase from us under their contracts in exchange for payment of certain fees to us, and did not impact forward contract terms. We sell coal produced by our mines and additional coal that is purchased by us for resale from other producers. Approximately 60% of our 2020 coal sales were made to U.S. electric generators, 38% of our 2020 coal sales were made to export markets and 2% of our 2020 coal sales were made to other domestic customers. Approximately 66% of our 2019 coal sales were made to U.S. electric generators, 33% of our 2019 coal sales were made to export markets and 1% of our 2019 coal sales were made to other domestic customers. Approximately 68% of our 2018 coal sales were made to U.S. electric generators, 29% of our 2018 coal sales were made to export markets and 3% of our 2018 coal sales were made to other domestic customers. We had sales to approximately 29 customers from our 2020 coal operations. During 2020, three customers each comprised over 10% of our coal sales, aggregating approximately 55% of our sales. Annual metallurgical coal revenues for the past three years ranged from $56.2 million to $99.5 million.

Coal Contracts and Pricing

We sell coal to an established customer base through opportunities as a result of strong business relationships, or through a formalized bidding process. Contract volumes range from a single shipment to multi-year agreements for millions of tons of coal. The average contract term is between one to three years. As a normal course of business, efforts are made to renew or extend contracts scheduled to expire. Although there are no guarantees, we generally have been successful in renewing or extending contracts in the past. For the year ended December 31, 2020, approximately 68% of all the coal we produced was sold under contracts with terms of one year or more.

We expect total consolidated Pennsylvania Mining Complex annual sales to be approximately 22-24 million tons for 2021. Coal pricing for contracts with terms of one year or less is generally fixed. Coal pricing for multiple-year agreements often provides the opportunity to periodically adjust the contract prices through pricing mechanisms consisting of one or more of the following:

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

Of our 2020 sales tons, approximately 60% were sold to U.S. electric generators, 38% were sold to export markets and 2% were sold to other domestic customers. Of the 38% of our 2020 sales tons sold to export markets, 18% were sold in the metallurgical market and 82% were sold in the electric power generation and industrial markets. In 2020, we derived greater than 55% of our total coal sales revenue from our top three customers. As of January 1, 2021, we had multiple sales agreements with these customers that expire at various times in 2021 through 2023.

During the past three years, our average realization (sales price per ton sold) for coal produced from the PAMC has decreased from $49.28/ton in 2018, to $47.17/ton in 2019, and to $41.31/ton in 2020. Pricing for our product depends strongly on conditions in the domestic thermal coal market, which accounted for at least 62% of our total sales volumes in each of 2018, 2019 and 2020.

The prices we are able to achieve in the domestic thermal market depend on a number of factors, including: (i) the supply-demand balance for Northern Appalachian coal, (ii) prices for other competing sources of energy used for electricity generation, such as natural gas, (iii) power prices in the regions we serve, (iv) prices for coals from other basins (including CAPP, ILB, and PRB) that compete in these same regions, and (v) pricing under our longer-term contracts, which may have been entered into under different market conditions. Lower natural gas prices, coupled with increased capacity from new natural gas combined-cycle power plants and renewable energy sources, put pressure on power prices and on the demand for coal-fired electric power generation. These factors can affect the prices that we are able to achieve in the domestic thermal markets. Similarly, imbalances in global supply and demand for energy fuels can cause substantial variability in pricing in the export thermal market and the export metallurgical market. Additionally, demand for coal-fired electric power generation experienced a severe decline in 2020 as a result of the COVID-19 pandemic and related government-ordered shutdowns, which resulted in price declines for our coal.

Terminal Services

In 2020, approximately 10.1 million tons of coal were shipped through the CONSOL Marine Terminal owned by our subsidiary, CONSOL Marine Terminals LLC. Approximately 77% of the tonnage shipped was produced by the Pennsylvania Mining Complex. The terminal can either store coal or load coal directly into vessels from rail cars. It is also the only major east coast United States coal terminal served by two railroads, Norfolk Southern Corporation and CSX Transportation Inc. The CONSOL Marine Terminal has significant storage capacity of 1.1 million tons with more than thirty acres of capacity for stockpiles. The facility possesses extensive blending capabilities, and has handled approximately 11.5 million tons of coal per year on average over the past five years, with a potential maximum throughput capacity of approximately 15 million tons annually.

Non-Core Coal Assets and Surface Properties

We own significant coal assets and surface properties that are not in our short or medium term development plans. We continually explore the monetization of these non-core assets by means of sale, lease, contribution to joint ventures, or a combination of the foregoing in order to bring the value of these assets forward for the benefit of our stockholders.

Distribution

Coal is transported from the Company’s mining operations to customers predominantly by railroad cars, vessels or a combination of these means of transportation. Most customers negotiate their own transportation rates, and our sales and logistics specialists also negotiate freight and equipment agreements with various transportation suppliers, including railroads, barge lines, terminal operators, ocean vessel brokers and trucking companies for certain customers.

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

Competition

The coal industry is highly competitive, with numerous producers selling into all markets that use coal. There are numerous large and small producers in all coal-producing basins of the United States, and we compete with many of these producers, including those who export coal abroad. Potential changes to international trade agreements, trade concessions and tariffs or other political and economic arrangements may benefit coal producers operating in countries other than the United States. We may be adversely impacted on the basis of price or other factors with companies that in the future may benefit from favorable foreign trade policies or other arrangements. In addition, coal is sold internationally in U.S. dollars and, as a result, general economic conditions in foreign markets and changes in foreign currency exchange rates may provide our international competitors with a competitive advantage. If our competitors’ currencies decline against the U.S. dollar or against our international customers’ local currencies, those competitors may be able to offer lower prices for coal to our customers. Furthermore, if the currencies of our overseas customers were to significantly decline in value in comparison to the U.S. dollar, those customers may seek decreased prices for the coal we sell to them. Consequently, currency fluctuations could adversely affect the competitiveness of our coal in international markets, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The most important factors on which we compete are coal price, coal quality and characteristics, transportation costs and reliability of supply. Demand for coal and the prices that we will be able to obtain for our coal are closely linked to coal consumption patterns of the domestic electric generation industry and international coal consumers. These coal consumption patterns are influenced by many factors that are beyond our control, including demand for electricity, which is significantly dependent upon economic activity and summer and winter temperatures, government regulation, technological developments and the location, quality, price and availability of competing sources of fuel.

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

Laws and Regulations

Overview

Our coal mining operations are subject to various federal, state and local environmental, health and safety regulations. Regulations relating to our operations require us to obtain permits and other licenses; reclaim and restore our properties after mining operations have been completed; store, transport and dispose of materials used or generated by our operations; manage surface subsidence from underground mining; control water and air emissions; protect wetlands and endangered plants and wildlife; and ensure employee health and safety. Furthermore, the electric power generation industry and other industrial users of our coal are subject to extensive regulation regarding the environmental impact of their power generation activities, which could affect demand for our coal.

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

In recent years, multiple regulations impacting our operations, or our customers' operations, have been subject to revision or repeal. However, the extent to which these regulations will take effect or survive future federal presidential administrations is uncertain. In addition, future presidential administrations, including the Biden Administration, could, independent of the regulatory process, issue Executive Orders or other Presidential Directives having the force of law that could immediately impact our business or our customers' business. For example, pursuant to the Executive Order on Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis (“Environment Executive Order”), which was issued on January 20, 2021, President Biden directed the heads of all federal agencies to review “all existing regulations, orders, guidance documents, policies, and any other similar agency actions promulgated, issued, or adopted” during the Trump Administration for consistency with the policies established in the new Biden Administration order. Reversal or reinstatement of earlier regulations, or other presidential executive action, could impact our ability to obtain, maintain or renew permits, could reduce fossil fuels' share of power generating capacity, or expedite the retirements of fossil fuel fired electric generating units, which could have a material adverse effect on our business, financial condition and results of operations.

Under the Congressional Review Act, Congress also has the ability to revoke any final regulations promulgated by a federal agency within the past 60 legislative (not calendar) days. Given the change in the composition of the Senate, it is possible that environmental and other regulations could be revoked without having to undergo the regulatory rule-making process. The date of 'for the past 60 legislative days' will be fixed by Congress but is expected to fall sometime in mid- to late August 2021. Environmental regulations that affect coal mining operations - either directly or indirectly - that were promulgated after that period of time could be revoked by Congress through the Congressional Review Act.

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

Coal impurities are released into the air when coal is burned and the CAA regulates specific emissions, such as sulfur, nitrogen oxides, particulate matter, mercury and other substances. In addition, CAA programs such as Maximum Achievable Control Technology (“MACT”) emission limits for Hazardous Air Pollutants, the Regional Haze Program, New Source Review permitting requirements and other federal rulemakings focused on emissions from coal-fired electric generation facilities or coal mining may directly or indirectly affect our operations. Such regulations restricting emissions from coal-fired electric generating plants or other industrial facilities could increase the costs to operate and affect demand for coal as a fuel source, therefore potentially affecting the volume of our sales. Moreover, additional environmental regulations increase the likelihood that existing coal-fired electric generating plants will be decommissioned or replaced with alternative sources of fuel and reduce the likelihood that new coal-fired plants will be built in the future.

Mercury and Air Toxics Standards Rule. In 2012, the United States Environmental Protection Agency (“EPA”) promulgated or finalized several rules for hazardous air pollutant (“HAP”) emissions, including mercury, for coal and oil-fired power plants. The EPA's 2012 Mercury and Air Toxics Standards rule (“MATS Rule”) imposed MACT emissions limitations on HAPs, such as mercury, acid gas HAPs, HAP metals and organic HAPs for new and existing coal-fueled and oil-fueled electric generating plants. The rule was challenged, and ultimately rejected by the U.S. Supreme Court on June 29, 2015, for failing to consider the costs imposed by the MATS Rule. The U.S. Supreme Court remanded to the U.S. Court of Appeals for the D.C. Circuit (“D.C. Circuit”) to determine whether to allow the EPA to address the rule’s deficiencies or to vacate and nullify the rule. In April 2017, the D.C. Circuit granted the EPA's request to stay the case to allow the agency to fully review the rule. Nevertheless, many coal-fired electric power generators have already taken steps to comply with the MATS Rule, as such required control and operational modifications can take significant time to install and/or implement. On December 27, 2018, the EPA proposed to revise the 2016 supplemental cost finding for the MATS Rule, as well as the related risk and technology review required by the CAA. Under the proposal, the emissions standards and other requirements of the MATS Rule would remain in place while the EPA's methodology for assessing the costs and benefits of the rule were being modified. In December 2015, while the EPA was addressing the Supreme Court's ruling, the D.C. Circuit denied a continued stay of the rule. On February 7, 2019, the EPA published a proposed reconsideration, laying the groundwork to rescind the MATS Rule. In the proposed finding, the EPA revised its costs and benefits estimates of the rule, concluding that it is not “appropriate and necessary” to regulate hazardous air pollutants from power plants, and seeking comment on whether the EPA had authority to rescind the MATS Rule. On April 16, 2020, the EPA completed its reconsideration of the MATS Rule, finalizing its “appropriate and necessary” conclusion while retaining coal- and oil-fired power plants on the list of affected source categories and maintaining existing emission limits for mercury and other HAPs. The final rule became effective on May 22, 2020 and is currently subject to legal challenge in multiple cases before the D.C. Circuit. The Environment Executive Order signed on January 20, 2021 directs the EPA Administrator to “consider publishing for notice and comment a proposed rule suspending, revising, or rescinding” the May 2020 reconsideration of the MATS Rule by August 2021.

National Ambient Air Quality Standards. The CAA requires the EPA to set National Ambient Air Quality Standards (“NAAQS”) for six pollutants considered harmful to public health and the environment (“criteria pollutants”). Areas that are not in compliance with these standards are considered “non-attainment areas.” In recent years, the EPA has adopted more stringent NAAQS for these criteria pollutants, which could directly or indirectly impact mining operations through the designation of new non-attainment areas which could prompt local changes to permitting or emissions control requirements, as prescribed by federally mandated state implementation plans that require emission source identification and emission reduction plans. Final rules may require significant investment in emissions control technologies by our customers in the electric power generation industry, and could affect the demand for our coal. For example, in 2015, the EPA finalized the NAAQS for ozone pollution and reduced the limit to 70 parts per billion (ppb) from the previous 75 ppb standard. The final rule was challenged in the D.C. Circuit. On April 7, 2017, the EPA advised the D.C. Circuit that it intended to reconsider the final rule and the Court subsequently stayed the litigation pending further action by the EPA. In August 2018, the EPA ultimately decided not to revisit the rule. As a result, the D.C. Circuit lifted its stay of the 2015 ozone NAAQS rule imposing the 70 ppb ambient air quality standard while the EPA reviews the standards under an expedited review process. On October 31, 2019, the EPA published a draft policy assessment recommending that the 70 ppb ozone NAAQS be retained. On May 22, 2020, the EPA published notice of the Final Policy Assessment, followed by the proposed rule on August 14, 2020. The final rule retaining the 70 ppb ozone NAAQS was published on December 31, 2020. That rule has been challenged in the U.S. Court of Appeals for the D.C. Circuit. Although this final rule is not listed in the Environment Executive Order itself, it is listed in a fact sheet that was released by the Biden transition team on the morning of the inauguration that lists environmental rules that should be reconsidered in light of the Environment Executive Order. The EPA also finalized a decision to retain the NAAQS for particulate matter, which was published on December 18, 2020. This rule was also challenged in the D.C. Circuit and is on the list of regulations that the Biden Administration intends to reconsider.

Cross-State Air Pollution Rule. On July 6, 2011, the EPA finalized the Cross-State Air Pollution Rule (“CSAPR”). CSAPR regulates cross-border emissions of criteria air pollutants such as SO2, NOx, fine particulate matter (“PM2.5”) and ozone in the District of Columbia and 27 states. CSAPR requires states to limit emissions from sources that “contribute significantly” to noncompliance with air quality standards, such as electric power generating facilities. If the ambient levels of criteria air pollutants are above the thresholds set by the EPA, a region is considered to be in “non-attainment” for that pollutant and the EPA applies more stringent control standards for sources of air emissions located in the region. In October 2016, the EPA finalized revisions to the CSAPR, known as the CSAPR Update Rule. Following litigation in the D.C. Circuit and U.S. Supreme Court, CSAPR was implemented in two phases: Phase 1 began in 2015 and Phase 2 began in 2017. On December 6, 2018, the EPA issued the CSAPR “Close-Out” Rule, a final determination that the CSAPR achieves requirements with respect to the 2008 ground-level ozone NAAQS in 20 states, and accordingly, those states will not be required to impose requirements for further reduction in transported ozone pollution. In addition, the covered states do not need to submit state implementation plans that would establish additional requirements beyond the existing CSAPR Update. The Close-Out Rule was challenged by several states and other entities in the D.C. Circuit. In a September 13, 2019 ruling, the D.C. Circuit remanded the 2016 CSAPR Update Rule to the EPA, finding that rule is inconsistent with the CAA. In a subsequent October 1, 2019 ruling, the CSAPR Close-Out Rule was vacated. On October 30, 2020, the EPA published the proposed Revised CSAPR that would establish new or amend existing Federal Implementation Plans (FIPs) to revise state emission budgets to reflect additional emissions reductions from EGUs beginning with the 2021 ozone season and concluding in 2024. It is unknown at this time whether the Biden Administration will finalize this rulemaking.

Regulation of Greenhouse Gas Emissions from Existing Fossil Fuel-Fired Electricity Utility Generating Units (“EGUs”) under CAA Section 111(d). On October 23, 2015, the EPA published a final rule known as the Clean Power Plan (“CPP”), which required states to create systems that reduce carbon dioxide (“CO2”) emissions from existing coal-fired EGUs by 28% in 2025 and 32% in 2030, compared to 2005 levels under section 111(d) of the CAA. The CPP was subject to numerous legal challenges and was ultimately stayed by the U.S. Supreme Court, pending EPA reconsideration and repeal. In August 2018, the EPA published a proposed rule, the Affordable Clean Energy (“ACE”) rule, to replace the CPP.

The CPP was formally repealed with promulgation of the final ACE rule, which was published on July 8, 2019. The ACE rule established greenhouse gas (“GHG”) guidelines for states to use when developing plans to limit CO2 emissions from coal-fired EGUs. The ACE rule provided that heat rate efficiency improvements are the Best System of Emission Reduction (“BSER”) for coal-fired electric utility sources under the CAA and directed states to develop specific state implementation plans to implement the rule, and revises CAA section 111(d) regulations to give states greater authority regarding these plans. States may also consider the remaining useful life of the EGUs, as provided by the CAA. Several states and public interest groups petitioned for review of the ACE rule. In addition, several public health petitioners, environmental petitioners and states filed administrative petitions with the EPA seeking reconsideration of the rule. In a January 19, 2021 ruling, the ACE rule was vacated in its entirety by the D.C. Circuit and remanded to the EPA. It is unclear at this time what the Biden Administration will do in light of the court's decision vacating the ACE rule.

Final New Source Performance Standards (“NSPS”) for Fossil Fuel-Fired EGUs Under CAA Section 111(b). On October 23, 2015, the EPA published a final rule to limit CO2 emissions from new, modified and reconstructed fossil fuel-fired EGUs under section 111(b) of the CAA. Pursuant to the rule, newly constructed coal-fired steam EGUs cannot emit more than 1,400 lb CO2/MWh (gross) and based on a “best system of emission reduction” that was identified as partial carbon capture and storage (CCS). The rule was subject to numerous legal challenges in the D.C. Circuit, which were consolidated under State of North Dakota v. Environmental Protection Agency. The case has been held in abeyance since August 10, 2017, pending the EPA's review of the rule. On December 20, 2018, the EPA published a proposed rule proposing to change its best system of emission reduction determination from partial carbon capture and storage to use of a supercritical boiler, with a change in the emission limits to be 1,900 lb CO2/MWh (gross) or 2,000 lb CO2/MWh (gross), depending on the size of the unit. The comment period for the proposed rule closed on February 19, 2019. On January 12, 2021, the EPA finalized its “Pollutant Specific Significant Contribution Finding for Greenhouse Gas Emissions from New, Modified and Reconstructed Electric Utility Generating Units,” which provides a framework for determining when standards are appropriate for emissions of greenhouse gases from specific source categories under CAA section 111(b)(1)(A). The framework sets an emissions threshold of 3 percent of total gross U.S. GHG emissions from a stationary source category as the criterion for determining pollutant-specific significance for purposes of CAA section 111(b). In this action, the EPA determined that the EGU source category GHG emissions are significant and warrant regulation. The rule will likely be subject to further legal challenge and legislative review. The EPA has not finalized the portion of the proposed reconsideration rule that would have modified the NSPS requirements to be based on use of a supercritical boiler, and it is unlikely that the Biden Administration will finalize this proposal.

Global Climate Change

Our customers' consumption of the coal we produce results in the emission of greenhouse gases, particularly CO2. During operations, our coal mines release methane, a GHG, to promote a safe working environment for our miners underground. GHGs are believed to contribute to warming of the earth’s atmosphere and other climatic changes. As a result, global climate change initiatives and regulations intended to reduce GHG emissions have and are expected to continue to result in (i) the decreased utilization or accelerated closure of existing coal-fired EGUs, (ii) the increased utilization of alternative fuels or generating systems, and (iii) a reduction or elimination of new coal-fired power plant construction in certain countries.

To date in the U.S., no legislation addressing global climate issues and GHG emissions has been signed into law. While it is possible that the U.S. will adopt legislation in the future, the timing and specific requirements are uncertain. In the United States, findings published by the EPA in 2009 concluded that GHG emissions pose an endangerment to public health and the environment, and as a result, the EPA has the authority to adopt and implement regulations restricting GHG emissions under existing provisions of the CAA.

In addition, the U.S. Global Climate Change Research Program, a consortium of governmental departments and agencies, issued the Fourth National Climate Assessment (“NCA”) on November 23, 2018. The NCA is a congressionally mandated report, to be completed every four years as mandated under the Global Change Research Act of 1990. The report summarizes observed effects of increasing GHG concentrations on the U.S. weather and climate, while proposing certain measures to reduce climate-related risks. Separately, the U.S. House Select Committee on the Climate Crisis released its report, known as The Climate Crisis Action Plan, in June 2020, followed by the Senate Democrats' Special Committee on the Climate Crisis's report, “The Case for Climate Action”, in August 2020. Both reports call for the U.S. to achieve net-zero emissions no later than 2050. While no regulatory actions have been issued as a result of the NCA or legislative committee reports, they could be relied upon to justify policy or executive action in the future.

Since 2011, the EPA has required underground coal mines and certain support facilities exceeding a minimum GHG emission threshold to report emissions annually under the Mandatory GHG Reporting Rule. These emissions are currently classified as fugitive emissions associated with coal extraction and are not currently regulated by the EPA. Previous petitions and judicial challenges seeking to compel the EPA to classify coal mines as stationary sources appropriate for regulation have been unsuccessful to date. If the EPA were to regulate coal mine methane emissions in the future, we would likely be required to install additional pollution control devices, pay fees or taxes for our emissions, or incur expenses associated with the purchase of emissions credits, in order to continue operation. Alternatively, we may need to curtail coal production. The magnitude of impact on our operations, capital expenditures, financial condition or cash flows would be dependent on the structure of any proposed regulation and the degree of emission reduction prescribed.

In the absence of sweeping federal legislation on GHG emissions in the United States, some states, governors, mayors and businesses have committed to broad GHG reduction goals and requirements. For instance, on October 3, 2019, Pennsylvania Governor Tom Wolf issued an Executive Order, “Commonwealth Leadership in Addressing Climate Change through Electric Sector Emissions Reductions,” directing the state’s Department of Environmental Protection to begin a rulemaking process that will allow Pennsylvania to join the Regional Greenhouse Gas Initiative (“RGGI”), and Virginia recently began complying with RGGI in 2021. RGGI is a mandatory cap-and-trade program among 11 northeastern states to reduce CO2 emissions from the power sector. Similar to other mandatory cap-and-trade initiatives, such as California's cap-and-trade program, RGGI seeks to limit CO2 emissions annually, in order to achieve a prescribed long-term emissions reduction target. In all cap-and-trade scenarios, power generators are required to purchase allowances, available through auction or a secondary market, that are equal to one ton of CO2 emissions, thereby increasing the cost of electric power generation.

In response to the Governor's Order, legislators in the Pennsylvania General Assembly introduced House Bill 2025 that, if approved, would require legislative approval from both chambers of the General Assembly for any action imposing a revenue-generating tax or fee intended to reduce CO2 emissions. House Bill 2025 was approved by the Pennsylvania House and Pennsylvania Senate but was subsequently vetoed by Governor Wolf on September 24, 2020. On November 7, 2020, the Pennsylvania Environmental Quality Board (EQB) published a proposed rulemaking to establish the Commonwealth's participation in RGGI and to institute a CO2 budget trading program limiting emissions from fossil fuel-fired EGUs with a minimum nameplate capacity of 25 megawatts (MWe). While the Wolf administration intends to finalize the rule on or before January 1, 2022, the proposed regulation will be subject to further analysis under Pennsylvania's Regulatory Review Act, Commonwealth Attorneys Act and the Climate Change Act, and will likely be subject to legal and legislative challenges. If implemented, the proposed CO2 Budget Trading Program regulation could result in decreased demand or decreased prices for our domestic coal.

At both the state and federal levels, environmental organizations and state regulators have challenged permitting actions associated with new fossil fuel infrastructure, power plants and pipelines, citing GHG emissions, the uncertainty surrounding the economic viability of these projects under future laws limiting CO2 emissions, or the failure to account for the climate change impacts. Challenges such as these could result in litigation and delays to permit approval, which could reduce production, cash flow and results of operations.

Foreign governments, including the European Union and member countries, have adopted regulations governing GHG emissions. Independent of regulation, the Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change became effective in 2005 and established a binding GHG emission reduction requirement for developed countries. The Kyoto Protocol has never been ratified by the U.S. Senate. Similarly, in December 2015, the U.S. and approximately 200 nations signed the international Paris Agreement, making voluntary commitments to limit or reduce GHG emissions in order to limit global warming below 2 degrees Celsius from temperatures in the pre-industrial era by 2100. On June 1, 2017, the Trump Administration announced the United States' withdrawal from the agreement, which became effective on November 4, 2020. On January 20, 2021, President Biden signed an Executive Order rejoining the U.S. into the Paris Accord.

Federal, state and international GHG and climate change initiatives, associated regulations or other voluntary commitments to reduce GHG emissions could significantly increase the cost of coal production and consumption, related to the installation of emissions control technologies, the expense associated with the purchase of emissions reduction credits to comply with future emissions trading programs, the expense associated with any future carbon tax, or reduced consumption by a future clean energy standard. Such initiatives and regulations could further reduce demand or prices for our coal in both domestic and international markets, could adversely affect our ability to produce coal and to develop our reserves, could reduce the value of our coal and coal reserves, and may have a material adverse effect on our business, financial condition and results of operations.

Clean Water Act

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

In June 2015, the EPA issued a rule to clarify which waterways are subject to federal jurisdiction under the CWA, known as the Clean Water Rule. This rule was quickly challenged and nationwide implementation was blocked by a federal appeals court. The Clean Water Rule would impose additional permitting obligations on the Company's operations by increasing the number of waterbodies subject to CWA permitting and other regulations. On February 28, 2017, President Trump issued an executive order prompting the EPA and ACOE to consider replacing the blocked Clean Water Rule. On December 11, 2018, the EPA and the ACOE proposed a new regulation to determine which waterbodies are subject to federal jurisdiction. A final rule repealing the 2015 definition of “Waters of the United States” (“WOTUS”) became effective on December 23, 2019. The repeal resets a consistent, nationwide regulatory standard to the previous pre-2015 regulations. On April 21, 2020, the EPA and ACOE published the Navigable Waters Protection Rule (“NWPR”), which became effective on June 22, 2020 in all states except Colorado, where a preliminary injunction preventing implementation of the rule remains in place. The NWPR is currently subject to ongoing litigation, which is expected to continue in multiple courts.

On November 3, 2015, the EPA published the final Effluent Limitations Guidelines and Standards (“ELG”) rule, revising the regulations for the Steam Electric Power Generating category, which became effective on January 4, 2016. The rule sets the first federal limits on the levels of toxic metals in wastewater that can be discharged from power plants. On September 13, 2017, the EPA finalized a rule postponing for two years certain applicability dates for specific waste streams subject to the effluent limitations. On November 22, 2019, the EPA published its proposed revisions to the 2015 final ELG rule, while establishing a voluntary incentive program which provides power plants until December 31, 2028 for retirement or to implement changes required to achieve compliance with stringent effluent limits and standards. The rule is expected to significantly increase compliance costs for many coal-fired power plants. The final ELG rule was published on October 13, 2020, with an effective date of December 14, 2020.

Other Environmental Laws and Regulations

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

Under federal and state laws, including SMCRA, we are required to obtain surety bonds or other acceptable security to secure payment of our long-term obligations, including mine closure and reclamation, mine water treatment, federal and state workers’ compensation costs, coal leases, or other miscellaneous obligations. Surety bonds are typically renewable on a yearly basis and it is possible that surety bond issuers may refuse to renew bonds or may demand additional collateral therefor. In recent years, surety bond costs have increased, the market terms of surety bonds have generally become less favorable, and the number of companies willing to issue surety bonds has decreased. Any failure to maintain, or our inability to acquire, surety bonds required by state and federal laws or the related collateral required by bond issuers, could have a material adverse effect on our ability to produce coal, adversely affecting our business, financial condition, liquidity, results of operations and cash flows. As of December 31, 2020, we posted an aggregated $564 million in surety bonds for reclamation purposes, as well as approximately $245 million in surety bonds, cash, and letters of credit to secure other obligations including workers compensation, coal lease and other obligations.

In addition, SMCRA imposes a reclamation fee on all current mining operations, the proceeds of which are deposited in the Abandoned Mine Reclamation Fund, which is used to restore mine lands mined, closed or abandoned before SMCRA’s adoption in 1977, and to pay health care benefit costs of orphan beneficiaries of the Combined Fund created by the Coal Industry Retiree Health Benefit Act of 1992. The current fee is $0.12 per ton for underground mined coal. This fee is currently scheduled to be in effect until September 30, 2021. We recognized expense related to Abandoned Mine Reclamation Fund fees of $2 million for the year ended December 31, 2020.

Endangered Species Act. The federal Endangered Species Act (“ESA”) and other related federal and state statutes protect species that have been classified as endangered or threatened with possible extinction, or other protective designations. Protection of these species could prohibit or delay authorization of mining activities or may place additional restrictions on our operations related to timbering, construction, vegetation, or water discharges. A number of species indigenous to our operating areas are protected under the ESA or other related laws and regulations. However, we do not believe the ESA would materially or adversely affect our mining operations under current approved mining plans. If more stringent or protective measures were required, or if additional critical habitat areas were designated, our operations could be exposed to additional requirements and expense, or delayed approval timeframes. In August 2018, the Department of the Interior issued three proposed rules intended to update and streamline the ESA as it relates to: (i) factors for the listing, delisting, or reclassifying of species, and the designation of critical habitat, and (ii) the blanket extension of prohibitions for endangered species to threatened species. These rules, which became effective on September 26, 2019, are subject to challenge from several states and environmental groups. Additional rules were promulgated in December 2020 regarding noncritical habitat, which could also be subject to judicial challenge.

National Environmental Policy Act. The National Environmental Policy Act (“NEPA”) requires federal agencies to assess the environmental effects of their proposed actions prior to taking a “major Federal action”, which encompasses agencies' decisions on certain permitting applications that fall under federal jurisdiction. NEPA reviews require federal agencies to review the environmental impacts of their decisions, including those associated with GHG emissions and the effects of climate change. Agencies must issue either an Environmental Impact Statement (“EIS”) or an Environmental Assessment (“EA”), which may create delays in project review and authorization timeframes, or increase the cost of compliance. In June 2018, the White House Council on Environmental Quality (“CEQ”) issued an Advance Notice of Proposed Rulemaking on NEPA seeking to streamline the NEPA process, while also minimizing unnecessary litigation, cost, and delay for project proponents. The final NEPA update rule was published on July 16, 2020. Separately, on June 26, 2019, the CEQ published a “Draft NEPA Guidance on Consideration of Greenhouse Gas Emissions” to replace guidance previously issued in 2016. The Draft guidance seeks to clarify the scope of review federal agencies should undertake when considering the effects of GHG emissions under NEPA, and has not yet been published in final form. Certain Federal courts have held that GHGs must be considered under NEPA prior to a federal agency taking a “major Federal action”. Although the NEPA update rule became effective September 14, 2020, it is currently subject to legal challenge. The Environment Executive Order directs the Council on Environmental Quality to rescind the 2019 Draft Guidance.

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

Resource Conservation and Recovery Act. The federal Resource Conservation and Recovery Act (“RCRA”) and corresponding state laws and regulations affect coal mining by imposing requirements for the treatment, storage, transportation and disposal of certain wastes created throughout the coal mining process. Facilities where certain regulated wastes have been treated, stored or disposed of are subject to RCRA and may receive corrective action orders for instances of non-compliance or in the event a hazardous substance is released to the environment. Many waste streams created throughout the mining process are excluded from the regulatory definition of hazardous waste, and coal operations authorized under SMCRA are exempt from RCRA permitting requirements. RCRA is particularly important in the coal industry because it regulates coal combustion residuals - byproducts of coal combustion. In April 2015, the EPA published coal combustion residuals regulations under RCRA for the disposal of coal combustion residuals from electric utilities and independent power producers (the “coal combustion residuals rule”). Importantly, coal combustion residuals are regulated under RCRA as “non-hazardous” waste and avoid the stricter, costlier regulations under RCRA's “hazardous” waste rules. On December 2, 2019, the EPA published the first of a multi-part rulemaking amending the national minimum criteria for existing and new coal combustion residual impoundments. The EPA published its second rulemaking proposal on February 20, 2020 to establish a federal permitting program for states and territories that do not have an approved permitting program for the disposal of coal combustion residuals in surface impoundments and landfills under RCRA. On August 28, 2020, the EPA published multiple amendments to the rule mandating closure of unlined impoundments, with deadlines to initiate closure between April 11, 2021 and October 17, 2028, depending on site specific circumstances. On October 16, 2020, the EPA finalized provisions proposed in Part B of the rule, providing for compliance through an alternative liner demonstration provision. The rule and its amendments are subject to ongoing legal challenge. The coal combustion residuals rules impose new requirements at existing coal combustion residuals impoundments and landfills that would generally increase the cost of coal combustion residuals management or require facility closure. The combined effect of the coal combustion residuals rule and ELG regulations (discussed above) has compelled power generating companies to close existing ash ponds and may force the closure of certain older existing coal burning power plants that cannot comply with the new standards. Such retirements may adversely affect the demand for our coal.

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

•	the purchase of new fire-resistant conveyor belting underground;
•	additional training and testing that creates the need to hire additional employees;
•	more stringent rock dusting requirements; and
•	the purchase of personal dust monitors for collecting respirable dust samples from certain miners.

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
•

a trust fund for the payment of benefits and medical expenses to claimants whose last mine employment was before January 1, 1970, where no responsible coal mine operator has been identified for claims (where a miner's last coal employment was after December 31, 1969), or where the responsible coal mine operator has defaulted on the payment of such benefits. The trust fund is funded by an excise tax on U.S. production of coal, at a 2018 rate of up to $1.10 per ton for deep mined coal and up to $0.55 per ton for surface-mined coal, neither amount to exceed 4.4% of the gross sales price. On January 1, 2019, the excise tax reverted to pre-2008 levels, at $0.50 per ton for deep mined coal and $0.25 per ton for surface-mined coal. In December 2019, Congress restored the 2018 rates (of up to $1.10 per ton for deep mined coal and up to $0.55 per ton for surface-mined coal), effective through December 31, 2021.

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

Employees

At December 31, 2020, we had 1,494 employees, of which 36 CONSOL Marine Terminal employees were represented by a collective bargaining agreement.

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

You should carefully consider the following risks and other information in this Annual Report on Form 10-K in evaluating us and our common stock. The risk factors generally have been separated into two groups: risks related to our business and risks related to our common stock and the securities market.

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

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations and financial results:

Risks Related to Our Business

•

deterioration in economic conditions in any of the industries in which our customers operate may decrease demand for our products, impair our ability to collect customer receivables and impair our ability to access capital;

•

volatility and wide fluctuation in coal prices based upon a number of factors beyond our control including oversupply relative to the demand available for our products, weather and the price and availability of alternative fuels;

•	the effects the COVID-19 pandemic has on our business and results of operations and on the global economy;
•	an extended decline in the prices we receive for our coal affecting our operating results and cash flows;
•	our customers extending existing contracts or entering into new long-term contracts for coal on favorable terms;
•	our reliance on major customers;
•	decreases in demand and changes in coal consumption patterns of electric power generators;
•	the impact of potential, as well as any adopted, regulations to address climate change, including any relating to greenhouse gas emissions, on our operating costs as well as on the market for coal;
•	the risks inherent in coal operations, including being subject to unexpected disruptions caused by adverse geological conditions, equipment failure, delays in moving out longwall equipment, railroad derailments, security breaches or terroristic acts and other hazards, delays in the completion of significant construction or repair of equipment, fires, explosions, seismic activities, accidents and weather conditions;
•	the potential for liabilities arising from environmental contamination or alleged environmental contamination in connection with our past or current coal operations;
•	uncertainties in estimating our economically recoverable coal reserves;
•	exposure to employee-related long-term liabilities; and
•	the risk of our debt agreements, our debt and changes in interest rates affecting our operating results and cash flows.

Risks Related to Our Common Stock and the Securities Market

•	uncertainty with respect to the Company's common stock, potential stock price volatility and future dilution;
•	the consequences of a lack of, or negative, commentary about us published by securities analysts;
•	uncertainty regarding the timing of any dividends we may declare;
•	uncertainty as to whether we will repurchase shares of our common stock or outstanding debt securities;
•	restrictions on the ability to acquire us in our certificate of incorporation, bylaws and Delaware law and the resulting effects on the trading price of our common stock;
•	inability of stockholders to bring legal action against us in any forum other than the state courts of Delaware.

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

The COVID-19 pandemic began to adversely impact our business and operations late in the first quarter of 2020. The effects of the continuing pandemic and related governmental response could include extended disruptions to supply chains and capital markets, reduced labor availability and productivity and a prolonged reduction in demand for coal and overall global economic activity.

The demand for coal experienced unprecedented decline toward the end of the first quarter of 2020, which continued through the third quarter of 2020, driven by widespread government-imposed lockdowns caused by the COVID-19 pandemic, which significantly reduced electricity consumption and therefore, demand for our coal. This decline in coal demand negatively impacted our operational, sales and financial performances in 2020, and we expect that this negative impact could continue as the pandemic continues.

While some government-imposed shut-downs of non-essential businesses in the United States and abroad have been phased out, there is a possibility that such shut-downs may be reinstated as COVID-19 continues to spread rapidly. We expect that depressed demand for our coal will continue for so long as there is a widespread, government-imposed shut-down of business activity. Depressed demand for our coal may also result from a general recession or reduction in overall business activity caused by COVID-19. Additionally, some of our customers have already attempted, and may in the future attempt, to invoke force majeure or similar provisions in the contracts they have in place with us in order to avoid taking possession of and paying us for our coal that they are contractually obligated to purchase. Sustained decrease in demand for our coal and the failure of our customers to purchase coal from us that they are obligated to purchase pursuant to existing contracts would have a material adverse effect on our operations and financial condition. The continued spread of COVID-19 has caused increased volatility in the global capital markets. Such volatility increases the cost of, and decreases access to, capital. If the Company needs to access the capital markets to fund its operations, such capital could be prohibitively expensive which could cause the Company to pursue alternative sources of funding for its operations and working capital. COVID-19 may cause some of our suppliers to fail to deliver the quantities of supplies we need or fail to deliver such supplies in a timely manner. The failure to receive any such supplies could inhibit our ability to operate our mines or otherwise run our business. The risks associated with a potential COVID-19 outbreak among our employees could adversely affect our ability to operate. Additionally, our ability to ship our coal domestically or abroad could be impaired by disruptions in our global transportation network resulting from the COVID-19 pandemic.

The extent to which COVID-19 may adversely impact our results of operations, cash flows and financial condition depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the pace and effectiveness of vaccination efforts or actions globally to contain or mitigate its effects. The Company will continue to take the appropriate steps to mitigate the impact on the Company's operations, liquidity and financial condition.

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

All of the coal from the PAMC, which accounts for more than 99% of our coal production, is processed at a single preparation plant and loaded on to rail cars using a single train loadout facility. If either of our preparation plant or train loadout facility suffers extended downtime, including from major damage, or is destroyed, our ability to process and deliver coal to our customers would be materially impacted, which would materially adversely affect our business, results of operations, financial condition and cash flows.

Additionally, coal mining consumes large quantities of commodities including steel, copper, rubber products and liquid fuels and requires the use of capital equipment. Some commodities, such as steel, are needed to comply with roof control plans required by regulation. The prices we pay for commodities and capital equipment are strongly impacted by the global market. A rapid or significant increase in the costs of commodities or capital equipment we use in our operations could impact our mining operating costs because we may have a limited ability to negotiate lower prices, and, in some cases, may not have a ready substitute. In addition, if any of our suppliers experiences an adverse event, or decides to no longer do business with us, we may be unable to obtain sufficient equipment and raw materials in a timely manner or at a reasonable price to allow us to meet our production goals and our revenues may be adversely impacted. We use considerable quantities of steel in the mining process. If the price of steel or other materials increases substantially or if the value of the U.S. dollar declines relative to foreign currencies with respect to certain imported supplies or other products, our operating expenses could increase. Any of the foregoing events could materially and adversely impact our business, financial condition, results of operations and cash flows.

If our coal customers do not extend existing contracts or do not enter into new multi-year coal sales contracts on favorable terms, profitability of our operations could be adversely affected.

During the year ended December 31, 2020, approximately 68% of the coal the Company produced was sold under multi-year sales contracts. If a substantial portion of our multi-year sales contracts are modified or terminated, if force majeure is exercised, or if we are unable to replace or extend the contracts or new contracts are priced at lower levels, our profitability would be adversely affected. In addition, if customers refuse to accept shipments of our coal for which they have existing contractual obligations, our revenues will decrease and we may have to reduce production at our mines until such customers honor their contractual obligations and begin accepting shipments of our coal again.

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

We are exposed to risks associated with an increasingly concentrated customer base both domestically and globally. We derive a significant portion of our revenues from three domestic customers, each of which accounted for over 10% of our total coal sales revenue and aggregated approximately 55% of our coal sales in fiscal year 2020. While the majority of our production is directed toward our established base of domestic power plant customers, many of which are secured through annual or multi-year sales contracts, we also have continued to diversify our portfolio by placing a growing portion of our production in the export markets.

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

Our ability to collect payments from our customers for coal sold and delivered could be impaired if their creditworthiness declines or if they fail to honor their contracts. Because a large portion of our sales are concentrated to a few material customers, if the creditworthiness of a significant customer declines or the customer significantly delays payments to us, our business, cash flows and financial condition could be materially and adversely affected. Furthermore, if customers refuse to accept shipments of our coal for which they have an existing contractual obligation or if we terminate a relationship with a significant customer due to credit risks, our revenue could decrease materially and we may have to reduce production at our mines until our customers’ contractual obligations are honored or we are able to replace a significant customer. In addition, our borrowing capacity under our receivables financing arrangement could be reduced if we experience prolonged and significant delays in payments by one or more material customers.

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

Our business is closely linked to demand for electricity, and any changes in coal consumption by U.S. or international electric power generators would likely impact our business over the long term. According to the EIA, in 2020, the domestic electric power sector accounted for approximately 91% of total U.S. coal consumption. In 2020, the Pennsylvania Mining Complex sold approximately 60% of its coal to U.S. electric power generators, and we have annual or multi-year contracts in place with many of these electric power generators for a significant portion of our future production. The amount of coal consumed by the electric power generation industry is affected by, among other things:

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

•	environmental and other governmental regulations, including those impacting coal-fired power plants;
•	energy conservation efforts and related governmental policies; and
•	other corporate environmental, social or governance initiatives to reduce dependency on and/or consumption of fossil fuels.

Changes in the coal industry that affect our customers, such as those caused by decreased electricity demand and increased competition, could also adversely affect our business. Indirect competition from natural gas-fired plants that are relatively more efficient, less expensive to construct and less difficult to permit than coal-fired plants has the potential to displace a significant amount of coal-fired electric power generation in the near term, particularly from older, less efficient coal-fired powered generators. Federal and state mandates for increased use of electricity derived from renewable energy sources could also affect demand for our coal. Such mandates, combined with other incentives to use renewable energy sources, such as tax credits, could make alternative fuel sources more competitive with coal. A decrease in coal consumption by the electric power generation industry could adversely affect the price of coal, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Transportation logistics play an important role in allowing us to supply coal to our customers. Any significant delays, interruptions or other limitations on the ability to transport our coal could negatively affect our operations. Our coal is transported from our mines primarily by rail. To reach markets and end customers, our coal may also be transported by barge or by ocean vessels loaded at terminals, including our CONSOL Marine Terminal. Disruption of transportation services because of weather-related problems, strikes, lock-outs, terrorism, governmental regulation, third-party action or other events could temporarily impair our ability to supply coal to customers and adversely affect our profitability. In addition, transportation costs represent a significant portion of the delivered cost of coal and, as a result, the cost of delivery is a critical factor in a customer’s purchasing decision. Increases in transportation costs, including increases resulting from emission control requirements and fluctuation in the price of diesel fuel and demurrage, could make our coal less competitive. Any disruption of the transportation services we use or increase in transportation costs could have a materially adverse effect on our business, financial condition, results of operations and cash flows. Disruption in shipment levels over longer periods of time at the CONSOL Marine Terminal could cause our customers to look to other sources for their coal needs, negatively affecting our revenues and results of operations.

Competition within the coal industry may adversely affect our ability to sell coal. Increased competition or a loss of our competitive position could adversely affect our sales of, or prices for, our coal, which could impair our profitability. In addition, foreign currency fluctuations could adversely affect the competitiveness of our coal abroad.

We compete with other producers primarily on the basis of price, coal quality, transportation costs and reliability of delivery. We compete with coal producers in various regions of the United States and with some foreign coal producers for domestic sales primarily to electric power generators. We also compete with both domestic and foreign coal producers for sales in international markets. Demand for our coal by our principal customers is affected by the delivered price of competing coals, other fuel supplies such as natural gas and petcoke, and alternative generating sources, including nuclear, natural gas, oil and renewable energy sources, such as hydroelectric, wind and solar power.

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

For the fiscal years ended December 31, 2020, 2019 and 2018, approximately 35%, 35% and 29%, respectively, of our annual coal revenue was derived from customers who exported our coal outside of the United States. Exports to Asia represent the majority of those sales. We believe that international markets will continue to account for a significant percentage of our revenue as we seek international expansion opportunities. The international markets are subject to a number of material risks, including, but not limited to:

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

Coal contains impurities, including sulfur, mercury, chlorine and other elements or compounds, many of which are released into the air along with fine particulate matter and carbon dioxide when it is burned. Complying with regulations on these emissions can be costly for electric power generators. For example, in order to meet the federal Clean Air Act limits for sulfur dioxide emissions from electric power plants, coal users needed to install scrubbers, use sulfur dioxide emission allowances (some of which they may purchase) or switch to other fuels, each of which has limitations. Because higher sulfur coal currently accounts for a significant portion of our sales, the extent to which electric power generators switch to alternative fuel could materially affect us. Rulemaking proceedings requiring additional reductions in permissible emission levels of impurities by coal-fired plants will likely make it more costly to operate coal-fired electric power plants and may make coal a less attractive fuel alternative for electric power generation in the future. The Cross State Air Pollution Rule (“CSAPR”), the Mercury and Air Toxics Standard Rule (“MATS”) and the New Source Performance Standards (“NSPS”) for Fossil Fuel-Fired Electricity Utility Generating Units (“EGUs”) are examples of such rulemakings promulgated under the Clean Air Act. For more information, please see “Laws and Regulations” under Item 1 above.

Regulation to address climate change (particularly greenhouse gas emissions) and uncertainty regarding such regulation may increase our operating costs, reduce the value of our coal assets and adversely impact the market for coal.

The issue of global climate change continues to attract considerable public and scientific attention with widespread concern about the impacts of human activity (especially the emissions of GHGs such as carbon dioxide and methane). Combustion of fossil fuels, such as the coal we produce, results in the emission of carbon dioxide into the atmosphere by coal end-users, such as coal-fired electric power plants. Numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government that are intended to limit emissions of GHGs. Several states have already adopted measures requiring reduction of GHGs within state boundaries. Other states have elected to participate in regional cap-and-trade programs like the RGGI in the northeastern U.S. Any significant legislative changes at the international, national, state or local levels could significantly affect our ability to produce and sell our coal and develop our reserves, could increase the cost of the production and sale of coal and could materially reduce the value of our coal and coal reserves.

Apart from governmental regulation, investment banks based both domestically and internationally have announced that they have adopted climate change guidelines for lenders. The guidelines require the evaluation of carbon risks in the financing of electric power generation plants which may make it more difficult for utilities to obtain financing for coal-fired plants. In addition, there have been efforts in recent years affecting the investment community, including investment advisers, sovereign wealth funds, public pension funds, universities and other groups, promoting the divestment of fossil fuel equities, encouraging the consideration of environmental, social and governance (“ESG”) practices of companies in a manner that negatively affects coal companies, and also pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. The impact of such efforts may adversely affect the demand for and price of securities issued by us, and impact our access to the capital and financial markets. These efforts, as well as concerted conservation and efficiency efforts that result in reduced electricity consumption, and consumer and corporate preferences for non-coal fuel sources, including natural gas and/or alternative energy sources, could cause coal prices and sales of our coal to materially decline and could cause our costs to increase. Further, climate change itself may cause more extreme weather conditions such as more intense hurricanes, thunderstorms, tornadoes and snow or ice storms, as well as rising sea levels and increased volatility in seasonal temperatures. Extreme weather conditions can interfere with our services and increase our costs, and damage resulting from extreme weather may not be fully insured. However, at this time, we are unable to determine the extent to which climate change may lead to increased storm or weather hazards affecting our operations.

Furthermore, adoption of comprehensive legislation or regulation focusing on climate change or GHG emission reductions for the United States or other countries where we sell coal, or the inability of utilities to obtain financing in connection with coal-fired plants, may make it more costly to operate coal-fired electric power generation plants and make coal less attractive for electric utility power plants in the future. Depending on the nature of the regulation or legislation, natural gas and/or alternative energy sources could gain added economic benefits versus coal-fueled power generation, especially if such regulation or legislation makes our coal more expensive as a result of increased compliance, operating and maintenance costs. Apart from actual regulation, uncertainty over the extent of regulation of GHG emissions may inhibit utilities from investing in the building of new coal-fired plants to replace older plants or investing in the upgrading of existing coal-fired plants. Any reduction in the amount of coal consumed by electric power generators as a result of actual or potential regulation of greenhouse gas emissions could decrease demand for our fossil fuels, thereby reducing our revenues and materially and adversely affecting our business and results of operations. Our customers may also have to invest in carbon dioxide capture and storage technologies in order to burn coal and comply with future GHG emission standards. Although we cannot predict the ultimate impact of any legislation or regulation, it is likely that any future laws, regulations or other policies aimed at reducing GHG emissions will negatively impact demand for our coal and could also negatively affect the value of our reserves and other assets.

We may be subject to litigation seeking to hold energy companies accountable for the effects of climate change.

Increasing attention to climate change risk has also resulted in a recent trend of governmental investigations and private litigation by local and state governmental agencies as well as private plaintiffs in an effort to hold energy companies accountable for the effects of climate change. Other public nuisance lawsuits have been brought in the past against power, coal, oil and gas companies alleging that their operations are contributing to climate change. The plaintiffs in these suits sought various remedies, including punitive and compensatory damages and injunctive relief. While the U.S. Supreme Court held that any federal common law had been displaced by the CAA and thus dismissed the public nuisance claims against the defendants in those cases, tort-type liabilities remain a possibility and a source of concern. For instance, we have been named as a defendant in litigation brought by the City of Baltimore seeking to hold us and other energy companies liable for the effects of climate change caused by the release of GHGs. The outcome of this litigation is uncertain, and we could incur substantial legal costs associated with defending this and similar lawsuits in the future. Government entities in other states (including California and New York) have brought similar claims seeking to hold a wide variety of companies that produce fossil fuels liable for the alleged impacts of the GHG emissions attributable to those fuels or for other grounds related to climate change, such as improper disclosure of climate change risks. Those lawsuits allege damages as a result of climate change and the plaintiffs are seeking unspecified damages and abatement under various tort theories. We have not been made a party to these other suits, but it is possible that we could be included in similar future lawsuits initiated by state and local governments as well as private claimants.

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

Our coal mining operations are underground mines. Underground mining and related processing activities present inherent risks of injury or death to persons, damage to property and equipment and other potential legal or other liabilities. Our mines are subject to a number of operating risks that could disrupt operations, decrease production and increase the cost of mining at particular mines for varying lengths of time, thereby adversely affecting our operating results. In addition, if an operating risk occurs in our mining operations, we may not be able to produce sufficient amounts of coal to deliver under our multi-year coal contracts. Our inability to satisfy contractual obligations could result in our customers initiating claims against us or canceling their contracts. The operating risks that may have a significant impact on our coal operations include:

•	variations in thickness of the layer, or seam, of coal;
•	adverse geological conditions, including amounts of rock and other natural materials intruding into the coal seam that could affect the stability of the roof and the side walls of the mine;
•	environmental hazards;
•	equipment failures or unexpected maintenance problems;
•	fires or explosions, including as a result of methane, coal, coal dust or other explosive materials and/or other accidents;
•	inclement or hazardous weather conditions and natural disasters or other force majeure events;
•	seismic activities, ground failures, rock bursts or structural cave-ins or slides;
•	delays in moving our longwall equipment;
•	railroad derailments;
•	security breaches or terroristic acts; and
•	other hazards that could also result in personal injury and loss of life, pollution and suspension of operations.

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

Federal and state laws require us to obtain surety bonds or post letters of credit to secure performance or payment of certain long-term obligations, such as mine closure or reclamation costs, federal and state workers' compensation costs, coal leases and other obligations. The costs of surety bonds have fluctuated in recent years while the market terms of such bonds have generally become less favorable to mine operators. These changes in the terms of the bonds have been accompanied at times by a decrease in the number of companies willing to issue surety bonds. In addition, federal and state regulators are considering making financial assurance requirements with respect to mine closure and reclamation more stringent. Because we are required by federal and state law to have these bonds in place before mining can commence or continue, our failure to maintain surety bonds, letters of credit or other guarantees or security arrangements would materially and adversely affect our ability to mine or lease coal. Additionally, coal and other mining companies are increasingly struggling to obtain adequate insurance coverage for their business and operations. Our failure to obtain adequate insurance coverages could have a material adverse effect on our business and results of operations. Beginning in 2019, the insurance markets have been increasingly challenging, particularly for coal companies. We have experienced rising premiums, reduced coverage and fewer providers willing to underwrite policies and surety bonds. Terms have generally become more unfavorable, including the amount of collateral required to secure surety bonds. Further cost burdens on our ability to maintain adequate insurance and bond coverage may adversely impact our operations, financial position and liquidity.

Substantially all of our operating mines are part of a single mining complex and are principally located in the Northern Appalachian Basin, making us vulnerable to risks associated with operating in a single geographic area.

Although we began production at the Itmann Mine, located in CAPP in Wyoming County, West Virginia in 2020, substantially all of our mining operations are conducted at a single mining complex located in NAPP in southwestern Pennsylvania and northern West Virginia. The geographic concentration of most of our operations at the Pennsylvania Mining Complex may disproportionately expose us to disruptions in our operations if the region experiences adverse conditions or events, including severe weather, transportation capacity constraints, constraints on the availability of required equipment, facilities, personnel or services, significant governmental regulation or natural disasters. If any of these factors were to impact NAPP more than other coal producing regions, our business, financial condition, results of operations and cash flows will be adversely affected relative to other mining companies that have a more geographically diversified asset portfolio.

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

In order to maintain, grow and diversify our business, we will be required to make substantial capital expenditures. If we are unable to obtain needed capital or financing on satisfactory terms, our financial leverage could increase.

In order to maintain, grow and diversify our business, we will need to make substantial capital expenditures to fund our share of capital expenditures associated with our mines, acquisitions or other business development initiatives. Maintaining and expanding mines and infrastructure is capital intensive. Specifically, the exploration, permitting and development of coal reserves, mining costs, the maintenance of machinery and equipment and compliance with applicable laws and regulations requires substantial capital expenditures. While a significant amount of the capital expenditures required to build out our mining infrastructure has been spent, we must continue to invest capital to maintain or to increase our production. Decisions to increase our production levels could also affect our capital needs. Our production levels may decrease or may not be able to generate sufficient cash flow, or we may not have access to sufficient financing to continue our production, exploration, permitting and development activities at or above our present levels, and we may be required to defer all or a portion of our capital expenditures. If we do not make sufficient or effective capital expenditures, we will be unable to maintain and grow our business. To fund our capital expenditures, we will be required to use cash from our operations, incur debt or sell additional equity securities. Our ability to obtain bank financing or our ability to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering and the covenants in our existing debt agreements, as well as by general economic conditions, contingencies and uncertainties that are beyond our control, such as financial institutions abandoning the thermal coal sector. In addition, incurring additional debt may significantly increase our interest expense and financial leverage, and issuing additional equity securities may result in significant stockholder dilution.

Our securities may be excluded from consideration by certain investment funds and certain investors may have a negative perception of us due to being a coal producer.

Certain organizations that provide corporate governance and other corporate risk information to investors and stockholders have developed scores and ratings to evaluate companies and investment funds based upon ESG or “sustainability” metrics. Currently, there are no universal standards for such scores or ratings, but the importance of sustainability evaluations is becoming more broadly accepted by investors and stockholders. Indeed, many investment funds focus on positive ESG business practices and sustainability scores when making investments. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with companies to require improved ESG disclosure or performance. Moreover, certain members of the broader investment community may consider a company's sustainability score as a reputational or other factor in making an investment decision. Companies in the energy industry, and in particular those focused on coal, natural gas or petroleum extraction and refining, often perform less well under ESG assessments compared to companies in other industries. Consequently, a low ESG or sustainability score could result in our securities, both debt and equity, being excluded from the portfolios of certain investment funds and investors. Additionally, many investment funds and investors are beginning to avoid securities issued by any company in the coal, natural gas or petroleum extraction or refining business, regardless of their particular ESG or sustainability score. As such, this could restrict our access to capital to fund our continuing operations and growth and diversification opportunities.

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

From time to time, we may evaluate and acquire assets and businesses that we believe complement our existing assets and business. However, our ability to grow our business through acquisitions may be limited by both our ability to identify appropriate acquisition candidates and our financial resources, including our available cash and borrowing capacity. Additionally, the assets and businesses we acquire may be dissimilar from our existing lines of business. Acquisitions may require substantial capital or the incurrence of substantial indebtedness, and potentially may not be on favorable terms. Our capitalization and results of operations may change significantly as a result of future acquisitions. Acquisitions and business expansions involve numerous risks, including the following:

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

Our coal production is dependent on our ability to obtain various federal and state permits and approvals to mine our coal reserves. The permitting rules, and the interpretations of these rules, are complex, change frequently and are often subject to discretionary interpretations by regulators. Under Section 404 of the Clean Water Act, the Army Corps of Engineers (“Corps”) issues permits for the discharge of dredged or fill material into regulated navigable waters and wetlands. Corps permits are required for construction of slurry ponds, refuse areas, impoundments, and for various other mining activities. The Section 404 permitting process has become subject to increasingly stringent regulatory requirements and challenges by environmental organizations. In addition, the public, including non-governmental organizations and individuals, has certain statutory rights to comment upon and otherwise impact the permitting process, including through court intervention. It is possible that all permits required to commence new operations, or to expand or continue operations at existing facilities, may not be issued or renewed in a timely manner, or may not be approved at all. Furthermore, permits could be issued with operating requirements or special conditions that increase the cost of operations. Any of these circumstances could have significant negative effects and could materially and adversely affect our results of operations and cash flows.

Our mines are subject to stringent federal and state safety regulations that increase our cost of doing business at active operations and may place restrictions on our methods of operation. In addition, government inspectors, under certain circumstances, have the ability to order our operations to be shut down based on safety considerations.

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

Our operations include coal refuse disposal areas, slurry impoundments and other water retaining or dam structures classified as “high” or “significant” hazards, depending on the extent of damage or loss of life that could occur in the event of a failure. A failure of these structures would result in liabilities that could have a material impact on our business.

We maintain coal refuse disposal areas (“CRDAs”), slurry impoundments and other water retaining or dam structures that are active or in various stages of reclamation at the Pennsylvania Mining Complex and at certain legacy properties. Such areas and impoundments are subject to extensive regulation and are designed, constructed, operated and maintained according to stringent environmental, structural and safety standards. In addition to routine inspections conducted by multiple regulatory authorities, these facilities are also inspected by qualified third-party inspectors and are separately certified by an independent professional engineer. Structural failure of a CRDA, slurry impoundment or other dam structure classified as a high or significant hazard could result in extensive damage to the environment and natural resources, such as bodies of water that the coal slurry reaches, as well as liability for related personal injuries, property damages, injuries to wildlife or loss of life. Some of our impoundments overlie mined out areas, which can pose a heightened risk of failure and of damages arising out of failure. If one of these structures were to fail, we could be subject to claims for the resulting environmental contamination and associated liability, claims for personal injury or loss of life, and claims for physical property damage, as well as fines and penalties. These events could materially and adversely impact our business, financial condition, results of operations and cash flows.

We have asset retirement obligations. If the assumptions underlying our accruals are inaccurate, we could be required to expend greater amounts than anticipated.

The Surface Mining Control and Reclamation Act (“SMCRA”) and various state laws establish operational, reclamation and closure standards for all our coal mining operations and require us, under certain circumstances, to plug natural gas wells. We accrue for the costs of current mine disturbance, gas well plugging and of final mine closure, including the cost of treating mine water discharge where necessary. Estimates of our total asset retirement obligations, which are based upon permit requirements and our experience, were approximately $249 million at December 31, 2020. The amounts recorded are dependent upon a number of variables, including the estimated future expenditures, estimated mine lives, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rates. If these accruals are insufficient, our future operating results could be adversely affected.

Under SMCRA, we are required to obtain surety bonds or other acceptable security to secure payment of our asset retirement obligations. In most states where we have operating and/or non-operating mines, including Pennsylvania, we are required to post bonds for the full cost of coal mine reclamation. Other states, such as West Virginia, maintain an alternative bond system for coal mine reclamation which consists of (i) individual site bonds posted by the permittee that are less than the full estimated reclamation cost plus (ii) a bond pool (“Special Reclamation Fund”) funded by a per ton fee on coal mined in the state which is used to supplement the site specific bonds if needed in the event of bond forfeiture. If these states were to move to full cost bonding in the future, individual mining companies and/or surety companies could exceed bonding capacity, resulting in the need to post cash or letters or credit, which reduces operating capital and liquidity.

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

Each of the factors which impacts reserve estimation may vary considerably from the assumptions used in estimating the reserves. For these reasons, estimates of coal reserves may vary substantially. Actual production, revenues and expenditures with respect to our coal reserves will likely vary from estimates, and these variances may be material. As a result, our estimates may not accurately reflect our actual coal reserves. Additionally, our estimates of coal reserves may be adversely affected in future fiscal periods by the SEC's recent rule amendments revising property disclosure requirements for publicly-traded mining companies. We will be required to comply with these new rules when reporting for the 2021 fiscal year.

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

We provide various long-term employee benefits to inactive and retired employees. We accrue amounts for these obligations. At December 31, 2020, the current and non-current portions of these obligations included:

•	postretirement medical and life insurance ($414 million);
•	coal workers’ pneumoconiosis benefits ($242 million);
•	pension benefits ($38 million);
•	workers’ compensation ($73 million); and
•	long-term disability ($11 million).

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

In 2013, Murray Energy and its subsidiaries (“Murray”) entered into a stock purchase agreement (the “Murray sale agreement”) with our former parent pursuant to which Murray acquired the stock of Consolidation Coal Company (“CCC”) and certain subsidiaries and certain other assets and liabilities. At the time of sale, the liabilities included certain retiree medical liabilities under the Coal Industry Retiree Health Benefits Act of 1992 (“Coal Act”) and certain federal black lung liabilities under the Black Lung Benefits Act (“BLBA”). Based upon information available to the Company, we estimate that the annual servicing costs of these liabilities are approximately $10 million to $20 million per year for the next ten years. The annual servicing cost would decline each year since the beneficiaries of the Coal Act consist principally of miners who retired prior to 1994.

Murray filed for Chapter 11 bankruptcy in October 2019. As part of the ongoing bankruptcy proceedings, Murray entered into a settlement with the United Mine Workers of America 1992 Benefit Plan (“1992 Plan”) to transfer retirees in the Murray Energy Section 9711 Plan into the 1992 Plan, which the bankruptcy court approved on April 30, 2020. The 1992 Plan recently filed an action in the United States District Court for the District of Columbia asking the court to make a determination whether the Company's former parent or the Company has any continuing retiree medical liabilities under the Coal Act. The Murray sale agreement includes indemnification by Murray with respect to the Coal Act and BLBA liabilities. In addition, the Company had agreed to indemnify its former parent relative to certain pre-separation liabilities. As of September 16, 2020, the Company has entered into a settlement agreement with Murray, and has withdrawn its claims in bankruptcy. The Company will continue to vigorously defend any claims that attempt to transfer any of such liabilities directly or indirectly to the Company, including raising all applicable defenses against the 1992 Plan's suit and those of any other party.

The provisions of our debt agreements and the risks associated with our debt could adversely affect our business, financial condition, liquidity and results of operations.

As of December 31, 2020, our total long-term indebtedness was approximately $666 million, of which approximately $167 million was under our 11.00% senior secured notes due November 2025, $103 million was under our Maryland Economic Development Corporation Port Facilities Refunding Revenue Bonds (“MEDCO”) 5.75% revenue bonds due September 2025, $66 million was under our Term Loan A Facility, $269 million was under our Term Loan B Facility, $56 million was associated with finance leases due through 2024, and $5 million was miscellaneous debt. At December 31, 2020, no borrowings were outstanding under our $400 million revolving credit facility or our $100 million accounts receivable securitization facility. The degree to which we are leveraged could have important consequences, including, but not limited to:

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

Our senior secured credit agreement and the indenture governing our 11.00% senior secured notes limit the incurrence of additional indebtedness unless specified tests or exceptions are met. In addition, our senior secured credit agreement and the indenture governing our 11.00% senior secured notes subject us to financial and/or other restrictive covenants. Under our senior secured credit agreement, we must comply with certain financial covenants on a quarterly basis, including a maximum first lien gross leverage ratio, a maximum total net leverage ratio and a minimum fixed charge coverage ratio, as defined therein. Our senior secured credit agreement and the indenture governing our 11.00% senior secured notes impose a number of restrictions upon us, such as restrictions on us granting liens on our assets, making investments, paying dividends, stock repurchases, selling assets and engaging in acquisitions. Failure by us to comply with these covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on us.

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

We have exposure to increases in interest rates. Based on our current variable debt level of $336 million as of December 31, 2020, primarily comprised of funds drawn on our Term Loan A and Term Loan B Facilities, an increase of one percentage point in the interest rate will result in an increase in annual interest expense of $3 million. As a result, our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates. In addition, our Term Loan A, Term Loan B, revolving credit and securitization facilities, as well as other short-term financing arrangements, utilize LIBOR as a basis for calculating interest. Those facilities allow for an alternative base rate in calculating interest. In the event that LIBOR would no longer be a published rate index, the allowable alternative base rate may increase our interest costs associated with those facilities.

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

Except for 36 of our employees at the CONSOL Marine Terminal who unionized in 2018, none of our employees are currently represented by a labor union or covered under a collective bargaining agreement, although many employers in our industry have employees who belong to a union. It is possible that employees at our other locations may join or seek recognition to form a labor union, or we may be required to become a labor agreement signatory. If some or all of our current non-union operations were to become unionized, we could incur an increased risk of work stoppages, reduced productivity and higher labor costs. Also, if we fail to maintain good relations with our employees at the CONSOL Marine Terminal, we could potentially experience labor disputes, work stoppages or other disruptions in the business of the CONSOL Marine Terminal, which could negatively impact the profitability of the CONSOL Marine Terminal.

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

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock. As a result of these factors, holders of our common stock may not be able to resell their shares at or above the market price at which they purchased their shares or may not be able to resell them at all. In addition, price volatility with our common stock may be greater if trading volume is low.

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

In December 2017, CONSOL Energy's Board of Directors approved a program to repurchase, from time to time, the Company's outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025, in an aggregate amount of up to $50 million through the period ending June 30, 2019. The program was subsequently amended by CONSOL Energy's Board of Directors on four separate occasions, the most recent of which occurred in May 2020. As a result of such amendments, CONSOL may now repurchase up to $270 million of the Company's common stock or its 11.00% Senior Secured Second Lien Notes due 2025 through the period ending June 30, 2022, subject to certain limitations in the Company's credit agreement and the tax matters agreement. Our share repurchase program does not obligate us to repurchase any specific number of debt securities or common shares and may be suspended from time to time or terminated at any time prior to its expiration. There can be no assurance that we will repurchase shares or debt securities under the repurchase program in the future in any particular amounts or at all. A reduction in, or elimination of, share repurchases could have a negative effect on our share price.

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

See “Detail Coal Operations” in Item 1 of this Annual Report on Form 10-K for a description of our mining properties, incorporated herein by this reference. In addition to our mining properties referenced in the prior sentence, through our CONSOL Marine Terminal located in the Port of Baltimore, we provide coal and export terminal services. Our principal executive offices are located at 1000 CONSOL Energy Drive, Suite 100, Canonsburg, Pennsylvania 15317-6506. See the map under “Our Company” in Item 1 of this Annual Report on Form 10-K for the location of the Company's material properties.

ITEM 3.	Legal Proceedings

Our operations are subject to a variety of risks and disputes normally incidental to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. However, we are not currently subject to any material litigation. Refer to Note 22, “Commitments and Contingent Liabilities,” in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K, incorporated herein by this reference.

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

As of February 1, 2021, there were 89 holders of record of our common stock.

The following performance graph compares CONSOL Energy's cumulative total shareholder return to that of the Company's peer group and the Standard & Poor's 500 Stock Index. The peer group, for the purposes of the information presented below, is comprised of Alliance Resource Partners LP, Arch Resources, Inc. (formerly known as Arch Coal Inc.), Contura Energy, Inc., Cloud Peak Energy, Inc., Foresight Energy LP, Hallador Energy Company, Peabody Energy Corporation, Ramaco Resources, Inc., Warrior Met Coal, Inc. and Westmoreland Coal Company.

The graph above tracks the performance of an initial investment of $100 in CONSOL Energy's common stock and each member of the peer group and the Standard & Poor's 500 Stock Index, including the reinvestment of any dividends, from November 3, 2017 (beginning of “when-issued” trading) through December 31, 2020.

	November 3, 2017	November 30, 2017	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
CONSOL Energy Inc.	100.0	200.0	359.2	288.4	132.1	65.7
S&P 500 Stock Index	100.0	102.3	103.3	96.9	124.9	145.3
Peer Group	100.0	104.8	117.8	100.7	66.7	43.7

The above information is being furnished pursuant to Regulation S-K, Item 201 (e) (Performance Graph).

Repurchases of Equity Securities

There were no repurchases of the Company's equity securities during the three months ended December 31, 2020. Since the December 2017 inception of the Company's current stock, unit and debt repurchase program, CONSOL Energy Inc.'s Board of Directors subsequently amended the program on four separate occasions. As a result of such amendments, the Company may now repurchase up to $270 million of the Company's stock and debt until June 30, 2022. As of February 12, 2021, approximately $91.4 million remained available under the stock, unit and debt repurchase program. The program does not obligate CONSOL Energy to acquire any particular amount of its common stock or notes, and can be modified or suspended at any time at the Company's discretion. See Note 5 - Stock, Unit and Debt Repurchases of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Dividends

The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy's Board of Directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CONSOL Energy's financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. The Company's Senior Secured Credit Facilities limit CONSOL Energy's ability to pay dividends up to $25 million annually, which increases to $50 million annually when the Company's total net leverage ratio is less than 1.50 to 1.00 and subject to an aggregate amount up to a cumulative credit calculation set forth in the facilities, with additional conditions of no outstanding borrowings and no more than $200 million of outstanding letters of credit on the Revolving Credit Facility, and the total net leverage ratio shall not be greater than 2.00 to 1.00. The total net leverage ratio was 2.54 to 1.00 and the cumulative credit was approximately $16 million at December 31, 2020. The cumulative credit starts with $50 million and builds with excess cash flow commencing in 2018. The Senior Secured Credit Facilities do not permit dividend payments in the event of default. The Indenture to the 11.00% Senior Secured Second Lien Notes limits dividends when the Company's total net leverage ratio exceeds 2.00 to 1.00 and subject to an amount not to exceed an annual rate of 4.0% of the quoted public market value per share of such common stock at the time of the declaration. The Indenture does not permit dividend payments in the event of default.

See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information relating to CONSOL Energy's equity compensation plans.

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Merger with CONSOL Coal Resources LP

On December 30, 2020, we completed the acquisition of all of the outstanding common units of CONSOL Coal Resources, and CONSOL Coal Resources became our indirect wholly-owned subsidiary (see Note 2 - Major Transactions in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information). In connection with the closing of the CCR Merger, we issued approximately 8.0 million shares of our common stock to acquire the approximately 10.9 million common units of CCR held by third-party CCR investors at a fixed exchange ratio of 0.73 shares of CEIX common stock for each CCR unit, for total implied consideration of $51.7 million.

COVID-19 Update

 The Company is monitoring the impact of the COVID-19 pandemic (“COVID-19”) and has taken, and will continue to take, steps to mitigate the potential risks and impact on the Company and its employees. The health and safety of our employees is paramount. In response to two employees testing positive for COVID-19, the Company temporarily curtailed production at the Bailey Mine for two weeks at the end of March. To date, the Company has experienced a few localized outbreaks, but due to the health and safety procedures put in place by the Company, we have been able to continue operating without production curtailment. The Company continues to monitor the health and safety of its employees closely in order to limit potential risks to our employees, contractors, family members and the community.

We are considered a critical infrastructure company by the U.S. Department of Homeland Security. As a result, we were exempt from Pennsylvania Governor Tom Wolf's executive order, issued in March 2020, closing all businesses that are not life sustaining until Pennsylvania's phased reopening, which began in the second quarter of 2020. The unprecedented decline in coal demand that began in the first quarter hit its lowest point in May 2020, and has improved through the fourth quarter. In response to the decline in demand for our coal as a result of COVID-19, we idled four of our five longwalls for periods of time beginning in the second quarter. As demand improved, we restarted longwalls and ultimately ran four of the five longwalls for the majority of the third quarter and for the entire fourth quarter. This decline in coal demand has negatively impacted our operational, sales and financial performances year-to-date and we expect that this negative impact will continue as the pandemic continues. However, we saw steady improvement in the demand for our coal throughout the third and fourth quarters of 2020.

While some government-imposed shut-downs of non-essential businesses in the United States and abroad have been phased out, there is a possibility that such shut-downs may be reinstated after being lifted as COVID-19 continues to spread rapidly. We expect that depressed domestic and international demand for our coal will continue for so long as there are widespread, government-imposed shut-downs of business activity. Depressed demand for our coal may also result from a general recession or reduction in overall business activity caused by COVID-19. Additionally, some of our customers have already attempted, and may in the future attempt, to invoke force majeure or similar provisions in the contracts they have in place with us in order to avoid taking possession of and paying us for our coal that they are contractually obligated to purchase. Sustained decrease in demand for our coal and the failure of our customers to purchase coal from us that they are obligated to purchase pursuant to existing contracts would have a material adverse effect on our results of operations and financial condition. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak, the pace and effectiveness of vaccination efforts and the effectiveness of actions globally to contain or mitigate its effects. We expect this will continue to negatively impact our results of operations, cash flows and financial condition. The Company will continue to take steps it believes are appropriate to mitigate the impacts of COVID-19 on its operations, liquidity and financial condition.

2020 Highlights:

•	Coal shipments recovered to 5.9 million tons in Q4 2020, compared to 4.5 million tons in Q3 2020 and 2.3 million tons in Q2 2020.
•	Total consolidated indebtedness reduced by $56.2 million – reduced TLA, TLB and Second Lien debt outstanding by $22.5 million, $2.8 million and $54.5 million, respectively.
•	Continued to take advantage of strong equipment financing market by raising $60 million of new capital during 2020 at a weighted average interest rate of 6%.
•	Consummated the CCR merger transaction with strong shareholder support.

Outlook for 2021:

•	We expect that the PAMC will sell approximately 22 million to 24 million tons in 2021.
•	For 2021 and 2022, our contracted position, as of February 9, 2021, is at 18.2 million tons and 5.6 million tons, respectively.
•	We are planning to make capital expenditures during 2021 in the range of $100 million to $125 million, excluding any spending on the Itmann project.

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

	Years Ended December 31,
	2020	2019	2018
Total Costs and Expenses	$1,030,885	$1,332,806	$1,344,402
Freight Expense	(39,990)	(19,667)	(43,572)
Selling, General and Administrative Costs	(72,706)	(67,111)	(65,346)
Gain (Loss) on Debt Extinguishment	21,352	(24,455)	(3,922)
Interest Expense, net	(61,186)	(66,464)	(83,848)
Other Costs (Non-Production)	(124,739)	(101,900)	(135,081)
Depreciation, Depletion and Amortization (Non-Production)	(39,668)	(32,388)	(30,961)
Cost of Coal Sold	$713,948	$1,020,821	$981,672
Depreciation, Depletion and Amortization (Production)	(171,092)	(174,709)	(170,303)
Cash Cost of Coal Sold	$542,856	$846,112	$811,369

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

	Years Ended December 31,
	2020	2019	2018
Total Coal Revenue (PAMC Segment)	$771,363	$1,288,529	$1,364,292
Operating and Other Costs	667,595	948,012	946,450
Less: Other Costs (Non-Production)	(124,739)	(101,900)	(135,081)
Total Cash Cost of Coal Sold	542,856	846,112	811,369
Add: Depreciation, Depletion and Amortization	210,760	207,097	201,264
Less: Depreciation, Depletion and Amortization (Non-Production)	(39,668)	(32,388)	(30,961)
Total Cost of Coal Sold	$713,948	$1,020,821	$981,672
Total Tons Sold (in millions)	18.7	27.3	27.7
Average Revenue per Ton Sold	$41.31	$47.17	$49.28
Average Cash Cost of Coal Sold per Ton	29.12	30.97	29.29
Depreciation, Depletion and Amortization Costs per Ton Sold	9.12	6.40	6.17
Average Cost of Coal Sold per Ton	38.24	37.37	35.46
Average Margin per Ton Sold	3.07	9.80	13.82
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	9.12	6.40	6.17
Average Cash Margin per Ton Sold	$12.19	$16.20	$19.99

We define adjusted EBITDA as (i) net income (loss) plus income taxes, net interest expense and depreciation, depletion and amortization, as adjusted for (ii) certain non-cash items, such as long-term incentive awards. The GAAP measure most directly comparable to adjusted EBITDA is net income (loss).

	For the Year Ended December 31, 2020
Dollars in thousands	PA Mining Complex	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$16,185	$32,537	$(61,936)	$(13,214)

Add: Income Tax Expense	—	—	3,972	3,972
Add: Interest Expense, net	1,236	6,166	53,784	61,186
Less: Interest Income	(10)	—	(1,220)	(1,230)
Earnings (Loss) Before Interest & Taxes (EBIT)	17,411	38,703	(5,400)	50,714

Add: Depreciation, Depletion & Amortization	198,272	5,095	7,393	210,760

Earnings Before Interest, Taxes and DD&A (EBITDA)	$215,683	$43,798	$1,993	$261,474

Adjustments:
Stock/Unit-Based Compensation	$9,905	$558	$1,116	$11,579
CCR Merger Fees	2,623	—	7,199	9,822
Gain on Debt Extinguishment	—	—	(21,352)	(21,352)
Total Pre-tax Adjustments	12,528	558	(13,037)	49

Adjusted EBITDA	$228,211	$44,356	$(11,044)	$261,523

	For the Year Ended December 31, 2019
Dollars in thousands	PA Mining Complex	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$197,112	$33,758	$(137,312)	$93,558

Add: Income Tax Expense	—	—	4,539	4,539
Add: Interest Expense, net	—	6,088	60,376	66,464
Less: Interest Income	—	—	(2,937)	(2,937)
Earnings (Loss) Before Interest & Taxes (EBIT)	197,112	39,846	(75,334)	161,624

Add: Depreciation, Depletion & Amortization	185,616	4,078	17,403	207,097

Earnings (Loss) Before Interest, Taxes and DD&A (EBITDA)	$382,728	$43,924	$(57,931)	$368,721

Adjustments:
Stock/Unit-Based Compensation	$11,626	$567	$567	$12,760
Loss on Debt Extinguishment	—	—	24,455	24,455
Total Pre-tax Adjustments	11,626	567	25,022	37,215

Adjusted EBITDA	$394,354	$44,491	$(32,909)	$405,936

	For the Year Ended December 31, 2018
Dollars in thousands	PA Mining Complex	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$291,605	$30,647	$(143,467)	$178,785

Add: Income Tax Expense	—	—	8,828	8,828
Add: Interest Expense, net	—	6,052	77,796	83,848
Less: Interest Income	—	—	(2,146)	(2,146)
Earnings (Loss) Before Interest & Taxes (EBIT)	291,605	36,699	(58,989)	269,315

Add: Depreciation, Depletion & Amortization	178,969	3,782	18,513	201,264

Earnings (Loss) Before Interest, Taxes and DD&A (EBITDA)	$470,574	$40,481	$(40,476)	$470,579

Adjustments:
Stock/Unit-Based Compensation	$9,395	$420	$420	$10,235
Loss on Debt Extinguishment	—	—	3,922	3,922
Total Pre-tax Adjustments	9,395	420	4,342	14,157

Adjusted EBITDA	$479,969	$40,901	$(36,134)	$484,736

Results of Operations: Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019

Net (Loss) Income Attributable to CONSOL Energy Inc. Shareholders

CONSOL Energy reported net loss attributable to CONSOL Energy Inc. shareholders of $10 million for the year ended December 31, 2020, compared to net income attributable to CONSOL Energy Inc. shareholders of $76 million for the year ended December 31, 2019.

CONSOL Energy consists of the Pennsylvania Mining Complex and the CONSOL Marine Terminal, as well as various corporate and other business activities that are not allocated to the PAMC or the CONSOL Marine Terminal. The other business activities include the development of the Itmann Mine, the Greenfield Reserves, closed and idle mine activities, selling, general and administrative activities, interest expense and income taxes, as well as various other non-operated activities.

PAMC ANALYSIS:

The PAMC division's principal activities consist of mining, preparation and marketing of thermal coal. The division also includes selling, general and administrative costs, as well as various other activities assigned to the PAMC division, but not included in the cost components on a per unit basis.

The PAMC division had earnings before income tax of $17 million for the year ended December 31, 2020, compared to earnings before income tax of $197 million for the year ended December 31, 2019. Variances are discussed below.

	For the Years Ended December 31,
(in millions)	2020	2019	Variance
Revenue:
Coal Revenue	$771	$1,289	$(518)
Freight Revenue	40	20	20
Miscellaneous Other Income	84	23	61
Total Revenue and Other Income	895	1,332	(437)
Cost of Coal Sold:
Operating Costs	543	846	(303)
Depreciation, Depletion and Amortization	171	175	(4)
Total Cost of Coal Sold	714	1,021	(307)
Other Costs:
Other Costs	44	20	24
Depreciation, Depletion and Amortization	27	11	16
Total Other Costs	71	31	40
Freight Expense	40	20	20
Selling, General and Administrative Costs	53	63	(10)
Total Costs and Expenses	878	1,135	(257)
Earnings Before Income Tax	$17	$197	$(180)

Coal Production

The table below presents total tons produced (in thousands) from the Pennsylvania Mining Complex for the periods indicated:

	For the Years Ended December 31,
Mine	2020	2019	Variance
Bailey	8,669	12,218	(3,549)
Enlow	5,691	10,043	(4,352)
Harvey	4,410	5,024	(614)
Total	18,770	27,285	(8,515)

Coal production was 18.8 million tons for the year ended December 31, 2020, compared to 27.3 million tons for the year ended December 31, 2019. The PAMC division's coal production decreased primarily due to the temporary idling of longwalls at the Bailey and Enlow Fork mines. This was mainly in response to weakened customer demand as a result of a warmer than normal winter, followed by global demand destruction due to the COVID-19 pandemic and, in response, the widespread government-imposed shut-downs, which significantly reduced electricity consumption and, therefore, demand for the Company's coal.

Coal Operations

The PAMC division's coal revenue and cost components on a per unit basis for these periods were as follows:

	For the Years Ended December 31,
	2020	2019	Variance
Total Tons Sold (in millions)	18.7	27.3	(8.6)
Average Revenue per Ton Sold	$41.31	$47.17	$(5.86)

Average Cash Cost of Coal Sold per Ton (1)	$29.12	$30.97	$(1.85)
Depreciation, Depletion and Amortization Costs per Ton Sold (Non-Cash Cost)	9.12	6.40	2.72
Average Cost of Coal Sold per Ton (1)	$38.24	$37.37	$0.87
Average Margin per Ton Sold (1)	$3.07	$9.80	$(6.73)
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	9.12	6.40	2.72
Average Cash Margin per Ton Sold (1)	$12.19	$16.20	$(4.01)

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

Coal Revenue

Coal revenue was $771 million for the year ended December 31, 2020, compared to $1,289 million for the year ended December 31, 2019. Total tons sold decreased in the period-to-period comparison in response to weakened customer demand due to a warmer than normal winter followed by the COVID-19 pandemic, each of which reduced electricity consumption and, therefore, demand for the Company's coal. Additionally, lower natural gas prices as compared to the prior year contributed to electric generation trending toward gas, rather than coal, as a fuel source. The decrease in overall demand, including in both the domestic and export markets the Company serves, resulted in lower pricing received on the Company's sales contracts.

Freight Revenue and Freight Expense

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services. Freight revenue is completely offset by freight expense. Freight revenue and freight expense were both $40 million for the year ended December 31, 2020, compared to $20 million for the year ended December 31, 2019. The $20 million increase was due to increased shipments to customers where the Company was contractually obligated to provide transportation services.

Miscellaneous Other Income

Miscellaneous other income was $84 million for the year ended December 31, 2020, compared to $23 million for the year ended December 31, 2019. The $61 million increase was primarily the result of the sale of certain mining rights and additional customer contract buyouts in the year ended December 31, 2020, offset, in part, by a decrease in sales of externally purchased coal to blend and resell. These partial contract buyouts involved negotiations to reduce coal quantities of several customer contracts in exchange for payment of certain fees to the Company, and do not impact forward contract terms.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. The costs of coal sold include items such as direct operating costs, royalties and production taxes, direct administration costs and depreciation, depletion, and amortization costs on production assets. Total cost of coal sold was $714 million for the year ended December 31, 2020, or $307 million lower than the $1,021 million for the year ended December 31, 2019. Average cost of coal sold per ton was $38.24 for the year ended December 31, 2020, compared to $37.37 for the year ended December 31, 2019. The decrease in the total cost of coal sold was primarily driven by decreased production activity during the year ended December 31, 2020, mainly in response to weakened market demand, while on a per unit basis, the decreased production resulted in an overall increase in the average cost of coal sold per ton.

Other Costs

Other costs include items that are assigned to the PAMC division but are not included in unit costs, such as idle mine costs, coal reserve holding costs and purchased coal costs. Total other costs increased $40 million in the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily attributable to the temporary idling of longwalls at the Bailey and Enlow Fork mines due to the COVID-19 pandemic and, in response, the widespread government-imposed shutdowns, which significantly reduced electricity consumption and industrial activity and, therefore, demand for the Company's coal.

Selling, General and Administrative Costs

The amount of selling, general and administrative costs related to the PAMC division was $53 million for the year ended December 31, 2020, compared to $63 million for the year ended December 31, 2019. The $10 million decrease in the period-to-period comparison was primarily related to several initiatives launched by management to reduce costs, including compensation reductions, curtailment of discretionary expenses and headcount management, partially offset by fees incurred as a result of the CCR Merger.

CONSOL MARINE TERMINAL ANALYSIS:

The CONSOL Marine Terminal division provides coal export terminal services through the Port of Baltimore. The division also includes selling, general and administrative activities and interest expense, as well as various other activities assigned to the CONSOL Marine Terminal division.

The CONSOL Marine Terminal division had earnings before income tax of $33 million for the year ended December 31, 2020, compared to earnings before income tax of $34 million for the year ended December 31, 2019.

	For the Years Ended December 31,
(in millions)	2020	2019	Variance
Revenue:
Terminal Revenue	$67	$67	$—
Miscellaneous Other Income	1	1	—
Total Revenue and Other Income	68	68	—
Other Costs and Expenses:
Operating and Other Costs	20	22	(2)
Depreciation, Depletion and Amortization	5	4	1
Selling, General, and Administrative Costs	4	2	2
Interest Expense, net	6	6	—
Total Other Costs and Expenses	35	34	1
Earnings Before Income Tax	$33	$34	$(1)

          Overall earnings before income tax were consistent in the period-to-period comparison. The improvement in operating and other costs was the result of cost reduction initiatives implemented at the CONSOL Marine Terminal, and was also directly related to reduced throughput due to weakened export markets and global demand destruction as a result of the COVID-19 pandemic and, in response, the widespread government-imposed shut-downs. However, due to the take-or-pay arrangements in both the years ended December 31, 2020 and 2019, the decline in demand was mitigated. This improvement was offset by an increase in selling, general, and administrative costs, which are allocated to the Company's divisions based on a percentage of resources utilized, a percentage of total revenue and a percentage of total projected capital expenditures.

OTHER ANALYSIS:

The other division includes revenue and expenses from various corporate and diversified business activities that are not allocated to the PAMC or the CONSOL Marine Terminal divisions. The diversified business activities include the development of the Itmann Mine, the Greenfield Reserves, closed mine activities, selling, general and administrative activities, interest expense and income taxes, as well as various other non-operated activities.

Other business activities had a loss before income tax of $59 million for the year ended December 31, 2020, compared to a loss before income tax of $133 million for the year ended December 31, 2019. Variances are discussed below.

	For the Years Ended December 31,
(in millions)	2020	2019	Variance
Revenue:
Coal Revenue	$2	$—	$2
Miscellaneous Other Income	42	29	13
Gain on Sale of Assets	15	2	13
Total Revenue and Other Income	59	31	28
Other Costs and Expenses:
Operating and Other Costs	60	61	(1)
Depreciation, Depletion and Amortization	8	17	(9)
Selling, General, and Administrative Costs	16	2	14
(Gain) Loss on Debt Extinguishment	(21)	24	(45)
Interest Expense, net	55	60	(5)
Total Other Costs and Expenses	118	164	(46)
Loss Before Income Tax	$(59)	$(133)	$74

Miscellaneous Other Income

Miscellaneous other income was $42 million for the year ended December 31, 2020, compared to $29 million for the year ended December 31, 2019. The change is due to the following items:

	For the Years Ended December 31,
(in millions)	2020	2019	Variance
Sale of Certain Coal Lease Contracts	$18	$—	$18
Royalty Income - Non-Operated Coal	12	22	(10)
Litigation Proceeds	9	—	9
Property Easements and Option Income	1	2	(1)
Rental Income	1	2	(1)
Interest Income	1	3	(2)
Total Miscellaneous Other Income	$42	$29	$13

      The increase in income resulting from the sale of certain coal lease contracts is attributable to one of several transactions completed in the year ended December 31, 2020 related to the Company's non-operating surface and mineral assets outside of the PAMC. These transactions helped to enhance the Company's liquidity and improve its financial flexibility. See Note 2 - Major Transactions in the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

      Royalty income - non-operated coal decreased in the period-to-period comparison due to a decline in the revenues earned as a result of less operating activity by third-party companies mining in reserves to which we have a royalty claim.

      Litigation proceeds in the amount of $9 million were received during the year ended December 31, 2020 as a result of positive developments in legal matters in which the Company is the plaintiff.

Gain on Sale of Assets

         Gain on sale of assets increased $13 million in the period-to-period comparison primarily due to the sale of various gas wells during the year ended December 31, 2020.

Operating and Other Costs

Operating and other costs were $60 million for the year ended December 31, 2020, compared to $61 million for the year ended December 31, 2019. Operating and other costs decreased in the period-to-period comparison due to the following items:

	For the Years Ended December 31,
(in millions)	2020	2019	Variance
Employee-Related Legacy Liability Expense	$26	$37	$(11)
Lease Rental Expense	1	1	—
Coal Reserve Holding Costs	5	5	—
Closed and Idle Mines	4	4	—
Bank Fees	1	1	—
Litigation Expense	8	4	4
Other	15	9	6
Total Operating and Other Costs	$60	$61	$(1)

Employee-Related Legacy Liability Expense decreased $11 million in the period-to-period comparison primarily due to changes in actuarial assumptions made at the beginning of each year. See Note 15 - Pension and Other Postretirement Benefits Plans and Note 16 - Coal Workers' Pneumoconiosis and Workers' Compensation in the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased $9 million in the period-to-period comparison due to adjustments to the Company's asset retirement obligations based on current projected cash outflows.

Selling, General and Administrative Costs

Selling, general and administrative costs are allocated to the Company's Other division based on a percentage of resources utilized, a percentage of total revenue and a percentage of total projected capital expenditures. The increase of $14 million is primarily a result of fees incurred in connection with the CCR Merger and also a result of increases in the portion of selling, general and administrative expenses allocated to the Other division due to an increase of resources utilized at the Itmann Mine (as a result of its continued development), closed mines and in other business development activities as compared to the prior year.

(Gain) Loss on Debt Extinguishment

Gain on debt extinguishment of $21 million was recognized in the year ended December 31, 2020 due to the open market repurchases of the Company's 11.00% Senior Secured Second Lien Notes due 2025, which traded well below par value.

Loss on debt extinguishment of $24 million was recognized in the year ended December 31, 2019 due to the open market repurchases of the Company's 11.00% Senior Secured Second Lien Notes due 2025, the $110 million required repayment on the Term Loan B Facility, and the refinancing of the Company's Revolving Credit Facility, Term Loan A Facility and Term Loan B Facility. See Note 13 - Debt in the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Interest Expense, net

Interest expense, net of amounts capitalized, is comprised of interest on the Company's Senior Secured Credit Facilities, the 11.00% Senior Secured Second Lien Notes due 2025 and the 5.75% MEDCO Revenue Bonds. Interest expense, net of amounts capitalized, decreased $5 million in the period-to-period comparison, primarily related to the $110 million required repayment on the Term Loan B Facility, as well as the refinancing of the Company's Revolving Credit Facility, Term Loan A Facility and Term Loan B Facility, both of which occurred during the first quarter of 2019. The decrease is also attributable to repurchases of the Company's 11.00% Senior Secured Second Lien Notes due 2025 during the years ended December 31, 2020 and 2019, totaling approximately $54 million and $53 million, respectively (see Note 5 - Stock, Unit and Debt Repurchases of the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information).

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

CONSOL Energy consists of the Pennsylvania Mining Complex and the CONSOL Marine Terminal, as well as various corporate and other business activities that are not allocated to the PAMC or the CONSOL Marine Terminal. The other business activities include the Greenfield Reserves, closed and idle mine activities, selling, general and administrative activities, interest expense and income taxes, as well as various other non-operated activities.

PAMC ANALYSIS:

The PAMC division's principal activities consist of mining, preparation and marketing of thermal coal. The division also includes selling, general and administrative costs, as well as various other activities assigned to the PAMC division, but not included in the cost components on a per unit basis.

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

Coal Operations

The PAMC division's coal revenue and cost components on a per unit basis for these periods were as follows:

	For the Years Ended December 31,
	2019	2018	Variance
Total Tons Sold (in millions)	27.3	27.7	(0.4)
Average Revenue per Ton Sold	$47.17	$49.28	$(2.11)

Average Cash Cost of Coal Sold per Ton (1)	$30.97	$29.29	$1.68
Depreciation, Depletion and Amortization Costs per Ton Sold (Non-Cash Cost)	6.40	6.17	0.23
Average Cost of Coal Sold per Ton (1)	$37.37	$35.46	$1.91
Average Margin per Ton Sold (1)	$9.80	$13.82	$(4.02)
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	6.40	6.17	0.23
Average Cash Margin per Ton Sold (1)	$16.20	$19.99	$(3.79)

(1) Average cash cost of coal sold per ton and average cost of coal sold per ton are non-GAAP measures and average margin per ton sold and average cash margin per ton sold are operating ratios derived from non-GAAP measures. See “How We Evaluate Our Operations - Reconciliation of Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to the most directly comparable GAAP measures.

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

CONSOL MARINE TERMINAL ANALYSIS:

The CONSOL Marine Terminal division provides coal export terminal services through the Port of Baltimore. The division also includes selling, general and administrative activities and interest expense, as well as various other activities assigned to the CONSOL Marine Terminal division.

The CONSOL Marine Terminal division had earnings before income tax of $34 million for the year ended December 31, 2019, compared to earnings before income tax of $31 million for the year ended December 31, 2018.

	For the Years Ended December 31,
(in millions)	2019	2018	Variance
Revenue:
Terminal Revenue	$67	$65	$2
Miscellaneous Other Income	1	2	(1)
Total Revenue and Other Income	68	67	1
Other Costs and Expenses:
Operating and Other Costs	22	24	(2)
Depreciation, Depletion and Amortization	4	4	—
Selling, General, and Administrative Costs	2	2	—
Interest Expense, net	6	6	—
Total Other Costs and Expenses	34	36	(2)
Earnings Before Income Tax	$34	$31	$3

          Overall earnings before income tax were improved in the period-to-period comparison. A take-or-pay agreement was entered into during the year ended December 31, 2018. A full year of revenue was earned under this agreement during the year ended December 31, 2019, which resulted in an improvement in Terminal Revenue in the period-to-period comparison. This was coupled with an improvement in operating and other costs as a result of cost reduction efforts.

OTHER ANALYSIS:

          The other division includes revenue and expenses from various corporate and diversified business activities that are not allocated to the PAMC or the CONSOL Marine Terminal divisions. The diversified business activities include the development of the Itmann Mine, the Greenfield Reserves, closed mine activities, selling, general and administrative activities, interest expense and income taxes, as well as various other non-operated activities.

Other business activities had a loss before income tax of $133 million for the year ended December 31, 2019, compared to a loss before income tax of $134 million for the year ended December 31, 2018. Variances are discussed below.

	For the Years Ended December 31,
(in millions)	2019	2018	Variance
Revenue:
Miscellaneous Other Income	$29	$36	$(7)
Gain on Sale of Assets	2	1	1
Total Revenue and Other Income	31	37	(6)
Other Costs and Expenses:
Operating and Other Costs	61	68	(7)
Depreciation, Depletion and Amortization	17	18	(1)
Selling, General and Administrative Costs	2	3	(1)
Loss on Debt Extinguishment	24	4	20
Interest Expense, net	60	78	(18)
Total Other Costs and Expenses	164	171	(7)
Loss Before Income Tax	$(133)	$(134)	$1

Miscellaneous Other Income

Miscellaneous other income was $29 million for the year ended December 31, 2019, compared to $36 million for the year ended December 31, 2018. The change is due to the following items:

	For the Years Ended December 31,
(in millions)	2019	2018	Variance
Royalty Income - Non-Operated Coal	$22	$25	$(3)
Property Easements and Option Income	2	6	(4)
Rental Income	2	3	(1)
Interest Income	3	2	1
Total Miscellaneous Other Income	$29	$36	$(7)

Operating and Other Costs

Operating and other costs were $61 million for the year ended December 31, 2019, compared to $68 million for the year ended December 31, 2018. Operating and other costs decreased in the period-to-period comparison due to the following items:

	For the Years Ended December 31,
(in millions)	2019	2018	Variance
Employee-Related Legacy Liability Expense	$37	$42	$(5)
Lease Rental Expense	1	2	(1)
Coal Reserve Holding Costs	5	2	3
Closed and Idle Mines	4	4	—
Bank Fees	1	3	(2)
Litigation Expense	4	4	—
Other	9	11	(2)
Total Operating and Other Costs	$61	$68	$(7)

Employee-Related Legacy Liability Expense decreased $5 million in the period-to-period comparison primarily due to changes in actuarial assumptions made at the beginning of each year. See Note 15 - Pension and Other Postretirement Benefits Plans and Note 16 - Coal Workers' Pneumoconiosis and Workers' Compensation in the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Depreciation, Depletion and Amortization

Depreciation, depletion, and amortization decreased $1 million in the period-to-period comparison due to adjustments to the Company's asset retirement obligations during the year ended December 31, 2019 based on current projected cash outflows.

Selling, General and Administrative Costs

Selling, general and administrative costs are allocated to the Company's Other division based on a percentage of total revenue and a percentage of total projected capital expenditures. Selling, general and administrative costs remained materially consistent in the period-to-period comparison.

Loss on Debt Extinguishment

Loss on debt extinguishment of $24 million was recognized in the year ended December 31, 2019 due to the open market repurchases of the Company's 11.00% Senior Secured Second Lien Notes due 2025, the $110 million required repayment on the Term Loan B Facility, and the refinancing of the Company's Revolving Credit Facility, Term Loan A Facility and Term Loan B Facility. See Note 13 - Debt in the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

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

Asset Retirement Obligations

The Surface Mining Control and Reclamation Act established operational, reclamation and closure standards for all aspects of surface mining as well as most aspects of deep mining. CONSOL Energy accrues for the costs of current coal mine disturbance and final coal mine and gas well closure, including the cost of treating mine water discharge where necessary. Estimates of the Company's total asset retirement obligations, which are based upon permit requirements and CONSOL Energy engineering expertise related to these requirements, including the current portion, were approximately $249 million at December 31, 2020. This liability is reviewed annually, or when events and circumstances indicate an adjustment is necessary, by CONSOL Energy management and engineers. The estimated liability can significantly change if actual costs vary from assumptions or if governmental regulations change significantly.

Accounting for asset retirement obligations requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. For active locations, the present value of the estimated asset retirement obligations is capitalized as part of the carrying amount of the long-lived asset. For locations that have been fully depleted or closed, the present value of the change is recorded directly to the consolidated statements of income. Asset retirement obligations primarily relate to the reclamation of land upon mine closure, the treatment of mine water discharge where necessary, and the plugging of gas wells acquired for mining purposes. Changes in the assumptions used to calculate the liabilities can have a significant effect on the asset retirement obligations. The amounts of assets and liabilities recorded are dependent upon a number of variables, including the estimated future expenditures, estimated mine lives, assumptions involving inflation rates and the assumed credit-adjusted risk-free interest rate.

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

Income Taxes

Deferred tax assets and liabilities are recognized using enacted tax rates for the estimated future tax effects of temporary differences between the book and tax basis of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. All available evidence, both positive and negative, must be considered in determining the need for a valuation allowance. At December 31, 2020, CONSOL Energy has deferred tax assets in excess of deferred tax liabilities of approximately $69 million. At December 31, 2020, CONSOL Energy had a valuation allowance of $3 million on deferred tax assets.

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

The demand for coal experienced unprecedented decline toward the end of the first quarter of 2020, which continued for much of the year, driven by widespread government-imposed lockdowns caused by the COVID-19 pandemic. This decline in coal demand has negatively impacted our operational, sales and financial performances and we expect that this negative impact will continue for at least as long as the pandemic continues. However, we saw steady improvement in the demand for our coal throughout the third and fourth quarters of 2020. During the fourth quarter of 2020, the Company made repayments of $10 million, $6 million, $9 million and $1 million on its finance leases, Term Loan A Facility, 11.00% Senior Secured Second Lien Notes and Term Loan B Facility, respectively. As of December 31, 2020, our total liquidity was $326 million, including $51 million of cash and cash equivalents. As of December 31, 2020, our $400 million revolving credit facility has no borrowings and is currently only used for providing letters of credit with $126 million issued.

While some government-imposed shut-downs of non-essential businesses in the United States and abroad have been phased out, there is a possibility that such shut-downs may be reinstated as COVID-19 continues to spread rapidly. We expect that depressed demand for our coal will continue for so long as there is a widespread, government-imposed shut-down of business activity. Depressed demand for our coal may also result from a general recession or reduction in overall business activity caused by COVID-19. Additionally, some of our customers have already attempted, and may in the future attempt, to invoke force majeure or similar provisions in the contracts they have in place with us in order to avoid taking possession of and paying us for our coal that they are contractually obligated to purchase. Sustained decrease in demand for our coal and the failure of our customers to purchase coal from us that they are obligated to purchase pursuant to existing contracts would have a material adverse effect on our results of operations and financial condition. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the pace and effectiveness of vaccination efforts or actions globally to contain or mitigate its effects. We expect this matter to negatively impact our results of operations, cash flows and financial condition. The Company will continue to take the appropriate steps to mitigate the impact on the Company's operations, liquidity and financial condition.

In March 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law. The CARES Act has various liquidity boosting provisions that affect the Company related to income taxes and employee taxes. The Company has evaluated the various provisions, particularly the increased amount of deductible interest from 30% of adjusted taxable income to 50% for tax years 2019 and 2020. This is expected to reduce the Company's cash tax burden for 2019 and 2020, resulting in additional cash flow from operations. In addition to a decrease in the cash paid for income taxes, the Company has deferred the payment of its portion of Social Security payroll taxes in accordance with the provisions of the CARES Act. Also, for the year ended December 31, 2020, the Company is entitled to approximately $3 million in payroll retention credits in accordance with the provisions of the CARES Act. These sources of cash flow will aid in reducing uncertainty over the economic and operational impacts of COVID-19.

The Company expects to maintain adequate liquidity through its operating cash flow and revolving credit facility to fund its working capital and capital expenditures requirements. The Company's cash flow from operations in 2020 was supported by its contracted position and ongoing cost and capital control measures. The Company started experiencing some delays in collections of accounts receivable in the second half of 2019; however, the COVID-related decline in demand has impacted some of our customers, resulting in continued delays in collections and delivering contracted tons. This trend improved during the third and fourth quarters of 2020, although global demand for coal remained challenging. However, if these delays continue or increase, the Company may have less cash flow from operations and may have less borrowing capacity under its securitization facility (under which borrowing capacity is based on certain current accounts receivable).

The Company started a capital construction project on the PAMC coal refuse disposal area in 2017, which is expected to continue through 2021. The Company began construction of the Itmann Mine in the second half of 2019. Given the ongoing uncertainty in the marketplace, COVID-related demand decline and other corporate priorities, the Company chose to slow the spending on construction of the Itmann Mine in 2020.

Uncertainty in the financial markets brings additional potential risks to CONSOL Energy. These risks include a reduction of our ability to raise capital in the equity markets due to declines in the Company's stock price, less availability and higher costs of additional credit, potential counterparty defaults, and commercial bank failures. Financial market disruptions may impact the Company's collection of trade receivables. As a result, CONSOL Energy regularly monitors the creditworthiness of its customers and counterparties and manages credit exposure through payment terms, credit limits, prepayments and security.

Over the past year, the insurance markets have been increasingly challenging, particularly for coal companies. We have experienced rising premiums, reduced coverage and fewer providers willing to underwrite policies and surety bonds. Terms have generally become more unfavorable, including increases in the amount of collateral required to secure surety bonds. Further cost burdens on our ability to maintain adequate insurance and bond coverage may adversely impact our operations, financial position and liquidity.

The Company is continuing to actively monitor the effects of the ongoing COVID-19 pandemic on its liquidity and capital resources. As disclosed previously and above, we took several steps during 2020 to reinforce our liquidity. From a coal shipment perspective, the decline in coal demand seemed to have hit its lowest point in May 2020, and has since shown some improvement. However, if the demand for our coal continues to decrease, this could adversely affect our liquidity in future quarters. Our Revolving Credit Facility, Term Loan A Facility, Term Loan B Facility, Securitization Facility and the Indenture entered into in connection with our 11.00% Senior Secured Second Lien Notes due 2025 (collectively, the “Credit Facilities”) contain certain financial covenants. Events resulting from the effects of COVID-19 may negatively impact our liquidity and, as a result, our ability to comply with these covenants, which were amended during the second quarter of 2020. These events could lead us to seek further amendments or waivers from our lenders, limit access to or require accelerated repayment of amounts borrowed under the Credit Facilities, or require us to pursue alternative financing. We have no assurance that any such alternative financing, if required, could be obtained at terms acceptable to us, or at all, as a result of the effects of COVID-19 on capital markets at such time.

Cash Flows (in millions)

	For the Years Ended December 31,
	2020	2019	Change
Cash Provided by Operating Activities	$129	$245	$(116)
Cash Used in Investing Activities	$(76)	$(173)	$97
Cash Used in Financing Activities	$(82)	$(257)	$175

Cash provided by operating activities decreased $116 million in the period-to-period comparison, primarily due to the impact of COVID-19 on the net income of the Company.

Cash used in investing activities decreased $97 million in the period-to-period comparison. Capital expenditures decreased primarily as a result of cost control measures put into place in response to the COVID-19 pandemic and the overall decline in coal markets.

	For the Years Ended December 31,
	2020	2019	Change
Building and Infrastructure	$41	$66	$(25)
Equipment Purchases and Rebuilds	25	57	(32)
Refuse Storage Area	17	32	(15)
IS&T Infrastructure	1	5	(4)
Other	2	10	(8)
Total Capital Expenditures	$86	$170	$(84)

Cash used in financing activities decreased $175 million in the period-to-period comparison. During the year ended December 31, 2020, total payments of $80 million were made on the Company's Term Loan A Facility, Term Loan B Facility and 11.00% Senior Secured Second Lien Notes. The Company also received proceeds of approximately $19 million related to finance leasing arrangements in the year ended December 31, 2020. In connection with the June 2020 amendment of the Company's credit facility, approximately $8 million of financing-related fees and charges were paid in the year ended December 31, 2020.

During the year ended December 31, 2019, total payments of $188 million were made on the Company's Term Loan B Facility, 11.00% Senior Secured Second Lien Notes and the Term Loan A Facility, which included the required excess cash flow repayment of $110 million on the Term Loan B Facility (see Note 13 - Debt for additional information). The Company received additional proceeds on its Term Loan A Facility in the amount of $26 million as a result of the debt refinancing that occurred during the year ended December 31, 2019. In connection with the debt refinancing, approximately $18 million of financing-related fees and charges were paid in the year ended December 31, 2019. Also during the year ended December 31, 2019, CONSOL Energy shares were repurchased and CONSOL Coal Resources LP units were purchased, totaling $33 million.

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

Obligations under the Senior Secured Credit Facilities are guaranteed by (i) all owners of the PAMC held by the Company, (ii) any other members of the Company’s group that own any portion of the collateral securing the Revolving Credit Facility, and (iii) subject to certain customary exceptions and agreed materiality thresholds, all other existing or future direct or indirect wholly-owned restricted subsidiaries of the Company. The obligations are secured by, subject to certain exceptions (including a limitation of pledges of equity interests in certain subsidiaries and certain thresholds with respect to real property), a first-priority lien on (i) the Company’s interest in the Pennsylvania Mining Complex, (ii) the limited partner units of the Partnership held by the Company, (iii) the equity interests in CONSOL Coal Resources GP LLC held by the Company (iv) the CONSOL Marine Terminal and (v) the 1.5 billion tons of Greenfield Reserves. The Senior Secured Credit Facilities contain a number of customary affirmative covenants. In addition, the Senior Secured Credit Facilities contain a number of negative covenants, including (subject to certain exceptions) limitations on (among other things): indebtedness, liens, investments, acquisitions, dispositions, restricted payments, and prepayments of junior indebtedness. The amendment added additional conditions to be met for the covenants relating to investments in joint ventures, general investments, share repurchases, dividends, and repurchases of the Second Lien Notes. The additional conditions require no outstanding borrowings and no more than $200 million of outstanding letters of credit on the Revolving Credit Facility. Further restrictions apply to investments in joint ventures, share repurchases and dividends that require the total net leverage ratio shall not be greater than 2.00 to 1.00.

The Revolving Credit Facility and TLA Facility also include financial covenants, including (i) a maximum first lien gross leverage ratio, (ii) a maximum total net leverage ratio, and (iii) a minimum fixed charge coverage ratio. The maximum first lien gross leverage ratio is calculated as the ratio of Consolidated First Lien Debt to Consolidated EBITDA. Consolidated EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations, non-cash charges related to legacy employee liabilities and gains and losses on debt extinguishment, and subtracts cash payments related to legacy employee liabilities. The maximum total net leverage ratio is calculated as the ratio of Consolidated Indebtedness, minus Cash on Hand, to Consolidated EBITDA. The minimum fixed charge coverage ratio is calculated as the ratio of Consolidated EBITDA to Consolidated Fixed Charges. Consolidated Fixed Charges, as used in the covenant calculation, include cash interest payments, cash payments for income taxes, scheduled debt repayments, dividends paid, and Maintenance Capital Expenditures. The amendment revised the financial covenants applicable to the Revolving Credit Facility and TLA Facility relating to the maximum first lien gross leverage ratio, maximum total net leverage ratio and minimum fixed charge coverage ratio, so that for the fiscal quarters ending June 30, 2020 through March 31, 2021, the maximum first lien gross leverage ratio shall be 2.50 to 1.00, the maximum total net leverage ratio shall be 3.75 to 1.00, and the minimum fixed charge coverage ratio shall be 1.00 to 1.00; for the fiscal quarters ending June 30, 2021 through September 30, 2021, the maximum first lien gross leverage ratio shall be 2.25 to 1.00 and the maximum total net leverage ratio shall be 3.50 to 1.00; for the fiscal quarters ending June 30, 2021 through March 31, 2022, the minimum fixed charge coverage ratio shall be 1.05 to 1.00; for the fiscal quarters ending December 31, 2021 through March 31, 2022, the maximum first lien gross leverage ratio shall be 2.00 to 1.00 and the maximum total net leverage ratio shall be 3.25 to 1.00; and for the fiscal quarters ending on or after June 30, 2022, the maximum first lien gross leverage ratio shall be 1.75 to 1.00, the maximum total net leverage ratio shall be 2.75 to 1.00 and the minimum fixed charge coverage ratio shall be 1.10 to 1.00. The maximum first lien gross leverage ratio was 1.64 to 1.00 at December 31, 2020. The maximum total net leverage ratio was 2.54 to 1.00 at December 31, 2020. The minimum fixed charge coverage ratio was 1.56 to 1.00 at December 31, 2020. The Company was in compliance with all of its financial covenants under the Senior Secured Credit Facilities as of December 31, 2020.

The TLB Facility also includes a financial covenant that requires the Company to repay a certain amount of its borrowings under the TLB Facility within ten business days after the date it files its Form 10-K with the Securities and Exchange Commission (“SEC”) if the Company has excess cash flow (as defined in the credit agreement for the Senior Secured Credit Facilities) during the year covered by the applicable Form 10-K. During the year ended December 31, 2019, CONSOL Energy made the required repayment of approximately $110 million based on the amount of the Company's excess cash flow as of December 31, 2018. For fiscal year 2018, such repayment was equal to 75% of the Company’s excess cash flow less any voluntary prepayments of its borrowings under the TLB Facility made by the Company during 2018. For all subsequent fiscal years, the required repayment is equal to a certain percentage of the Company’s excess cash flow for such year, ranging from 0% to 75% depending on the Company’s total net leverage ratio, less the amount of certain voluntary prepayments made by the Company, if any, under the TLB Facility during such fiscal year. Based on the Company's excess cash flow calculation, no repayment was required with respect to the year ended December 31, 2019 and approximately $5 million is required with respect to the year ended December 31, 2020.

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

At December 31, 2020, the Revolving Credit Facility had no borrowings outstanding and $126 million of letters of credit outstanding, leaving $274 million of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.

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

At December 31, 2020, eligible accounts receivable totaled approximately $32 million. At December 31, 2020, the facility had no outstanding borrowings and $31 million of letters of credit outstanding, leaving $1 million of unused capacity. Costs associated with the receivables facility totaled $1,156 thousand for the year ended December 31, 2020. These costs have been recorded as financing fees which are included in Operating and Other Costs in the Consolidated Statements of Income. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.

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

The Second Lien Notes were issued in a private offering that was exempt from the registration requirements of the Securities Act, to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act.

Debt

At December 31, 2020, CONSOL Energy had total long-term debt and finance lease obligations of $666 million outstanding, including the current portion of long-term debt of $54 million. This long-term debt consisted of:

•

An aggregate principal amount of $270 million in connection with the Term Loan B (TLB) Facility, due in September 2024, less $1 million of unamortized bond discount. Borrowings under the TLB Facility bear interest at a floating rate.

•	An aggregate principal amount of $167 million of 11.00% Senior Secured Second Lien Notes due in November 2025. Interest on the notes is payable May 15 and November 15 of each year.
•	An aggregate principal amount of $66 million in connection with the Term Loan A (TLA) Facility, due in March 2023. Borrowings under the TLA Facility bear interest at a floating rate.
•

An aggregate principal amount of $103 million of industrial revenue bonds which were issued to finance the Baltimore port facility, bear interest at 5.75% per annum and mature in September 2025. Interest on the industrial revenue bonds is payable March 1 and September 1 of each year. Payment of the principal and interest on the notes is guaranteed by CONSOL Energy.

•	Advance royalty commitments of $2 million with a weighted average interest rate of 13.68% per annum.
•	An aggregate principal amount of $59 million of finance leases and asset-backed financing arrangements with a weighted average interest rate of 5.79% and 3.61%, respectively.

At December 31, 2020, CONSOL Energy had no borrowings outstanding and approximately $126 million of letters of credit outstanding under the $400 million senior secured Revolving Credit Facility. At December 31, 2020, CONSOL Energy had no borrowings outstanding and approximately $31 million of letters of credit outstanding under the $100 million Securitization Facility.

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

During the year ended December 31, 2020, the Company spent approximately $32 million to retire $54 million of its 11.00% Senior Secured Second Lien Notes due 2025, which continued to trade well below par value. No common shares were repurchased and no common Partnership units were purchased under this program during the year ended December 31, 2020.

Total Equity and Dividends

Total equity attributable to CONSOL Energy was $554 million at December 31, 2020 and $572 million at December 31, 2019. See the Consolidated Statements of Stockholders' Equity in Item 8 of this Form 10-K for additional details.

On December 30, 2020, the Merger of CCR was completed (see Note 2 – Major Transactions). CONSOL Energy accounted for the change in its ownership interest in CCR as an equity transaction, which was reflected as a reduction of noncontrolling interest with corresponding increases to common stock and capital in excess of par value.

The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy's Board of Directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CONSOL Energy's financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. The Company's Senior Secured Credit Facilities limit CONSOL Energy's ability to pay dividends up to $25 million annually, which increases to $50 million annually when the Company's total net leverage ratio is less than 1.50 to 1.00 and subject to an aggregate amount up to a cumulative credit calculation set forth in the facilities, with additional conditions of no outstanding borrowings and no more than $200 million of outstanding letters of credit on the Revolving Credit Facility, and the total net leverage ratio shall not be greater than 2.00 to 1.00. The total net leverage ratio was 2.54 to 1.00 and the cumulative credit was approximately $16 million at December 31, 2020. The cumulative credit starts with $50 million and builds with excess cash flow commencing in 2018. The Senior Secured Credit Facilities do not permit dividend payments in the event of default. The Indenture to the 11.00% Senior Secured Second Lien Notes limits dividends when the Company's total net leverage ratio exceeds 2.00 to 1.00 and subject to an amount not to exceed an annual rate of 4.0% of the quoted public market value per share of such common stock at the time of the declaration. The Indenture does not permit dividend payments in the event of default.

Off-Balance Sheet Transactions

CONSOL Energy does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on CONSOL Energy’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Consolidated Financial Statements of this Form 10-K. CONSOL Energy participates in the United Mine Workers of America (the “UMWA”) Combined Benefit Fund and the UMWA 1992 Benefit Plan which generally accepted accounting principles recognize on a pay-as-you-go basis. These benefit arrangements may result in additional liabilities that are not recognized on the Consolidated Balance Sheet at December 31, 2020. The various multi-employer benefit plans are discussed in Note 17—Other Employee Benefit Plans in the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K. CONSOL Energy's total contributions under the Coal Industry Retiree Health Benefit Act of 1992 were $5,383, $6,042 and $6,829 for the years ended December 31, 2020, 2019 and 2018, respectively. Based on available information at December 31, 2020, CONSOL Energy's obligation for the UMWA Combined Benefit Fund and 1992 Benefit Plan is estimated to be approximately $56,039. CONSOL Energy also uses a combination of surety bonds, corporate guarantees and letters of credit to secure its financial obligations for employee-related, environmental, performance and various other items which are not reflected on the Consolidated Balance Sheet at December 31, 2020. Management believes these items will expire without being funded. See Note 22—Commitments and Contingent Liabilities in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional details of the various financial guarantees that have been issued by CONSOL Energy.

Recent Accounting Pronouncements

In January 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-01 - Reference Rate Reform (Topic 848) to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments in this Update to the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. Management has elected to apply this Update subsequent to March 12, 2020. Management is currently evaluating the impact of this guidance, but does not expect this update to have a material impact on the Company's financial statements.

In March 2020, the FASB issued ASU 2020-04 - Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this Update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In response to concerns about structural risks of interbank offered rates (IBORs), and, particularly, the risk of cessation of the London Interbank Offered Rate (LIBOR), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. This Update also provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic, the amendments in this Update must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. Management has elected to apply this Update subsequent to March 12, 2020. Management is currently evaluating the impact of this guidance, but does not expect this update to have a material impact on the Company's financial statements.

In January 2020, the FASB issued ASU 2020-01 - Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The amendments in this Update clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. These amendments improve current GAAP by reducing diversity in practice and increasing comparability of the accounting for these interactions. The amendments in this Update are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. Management does not expect this update to have a material impact on the Company's financial statements.

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

In August 2018, the FASB issued ASU 2018-14 - Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by GAAP. The amendments modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. These changes will be effective for fiscal years ending after December 15, 2020, including interim periods within those fiscal years. The Company adopted this guidance in 2020, and there was no material impact on the Company's financial statements.

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

Interest Rate Risk

CONSOL Energy's interest expense is sensitive to changes in the general level of interest rates in the United States. At December 31, 2020, CONSOL Energy had $328 million aggregate principal amount of debt outstanding under fixed-rate instruments, including unamortized debt issuance costs of $3 million, and $329 million of debt outstanding under variable-rate instruments, including unamortized debt issuance costs of $7 million. CONSOL Energy's primary exposure to market risk for changes in interest rates relates to the Company's senior secured credit facilities. We enter into hedging arrangements in an effort to limit our exposure to interest rate volatility. These hedging arrangements may reduce, but will not eliminate, the potential effects of changing interest rates on our cash flow from operations for the periods covered by these arrangements. Furthermore, while intended to help reduce the effects of volatile interest rates, such transactions, depending on the hedging instrument used, may limit our potential gains if interest rates were to fall substantially over the price established by the hedge. Currently, our hedging arrangements partially mitigate our exposure to fluctuations in LIBOR interest rates through December 2022. A hypothetical 100 basis-point increase in the average rate for CONSOL Energy's variable-rate instruments would decrease pre-tax future earnings by $2 million.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CONSOL Energy Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CONSOL Energy Inc. and Subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 12, 2021 expressed an unqualified opinion thereon.

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

Asset Retirement Obligations - Closed Mines

Description of the Matter

CONSOL Energy accrues for the costs of current coal mine disturbance and final coal mine and gas well closure, including the cost of treating mine water discharge where necessary. Estimates of the Company’s asset retirement obligations are based upon permit requirements and CONSOL Energy’s assessment of these requirements. The total asset retirement obligations, including the current portion, were approximately $249 million at December 31, 2020. This liability is reviewed annually, or when events and circumstances indicate an adjustment is necessary, by CONSOL Energy management and engineers. The estimated liability can significantly change if actual costs vary from the assumptions used in estimating the obligation or if governmental regulations change significantly. As discussed in Note 1 and Note 8 of the consolidated financial statements, the Company’s accounting for Asset Retirement Obligations requires that the fair value of an Asset Retirement Obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. For active locations, the present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. For locations that have been fully depleted, or closed, the present value of the change is recorded directly to the consolidated statements of income.

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

To test the closed-mine asset retirement obligation calculation, our audit procedures included, among others, assessing the methodology, testing the significant assumptions discussed above and testing the underlying data used by the Company in its analyses. We compared the assumptions used in developing the inflation rate, credit-adjusted risk-free rate and proved reserves used by management to historical trends, published reports and publicly available information. We compared the expected amounts and timing of asset retirement obligations costs to historical data and evaluated the changes in those amounts. For example, we evaluated management’s methodology for determining the amount and timing of asset retirement obligation costs which is utilized to measure the asset retirement obligation, to current year activity, published pricing data and historical amounts. In addition, we also involved our specialist to assist in our evaluation of management’s assumptions, including regulatory requirements, reclamation plans, estimated asset retirement obligation costs, and engineering drawings for consistency with permit requirements. We also tested the completeness and accuracy of the data used in the Company’s calculation.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2017.

Pittsburgh, Pennsylvania

February 12, 2021

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2020	2019	2018
Revenue and Other Income:
Coal Revenue	$772,662	$1,288,529	$1,364,292
Terminal Revenue	66,810	67,363	64,926
Freight Revenue	39,990	19,667	43,572
Miscellaneous Other Income (Note 4)	126,886	53,349	58,660
Gain on Sale of Assets	15,295	1,995	565
Total Revenue and Other Income	1,021,643	1,430,903	1,532,015
Costs and Expenses:
Operating and Other Costs	667,595	948,012	946,450
Depreciation, Depletion and Amortization	210,760	207,097	201,264
Freight Expense	39,990	19,667	43,572
Selling, General and Administrative Costs	72,706	67,111	65,346
(Gain) Loss on Debt Extinguishment	(21,352)	24,455	3,922
Interest Expense, net	61,186	66,464	83,848
Total Costs and Expenses	1,030,885	1,332,806	1,344,402
(Loss) Earnings Before Income Tax	(9,242)	98,097	187,613
Income Tax Expense (Note 6)	3,972	4,539	8,828
Net (Loss) Income	(13,214)	93,558	178,785
Less: Net (Loss) Income Attributable to Noncontrolling Interest	(3,459)	17,557	25,809
Net (Loss) Income Attributable to CONSOL Energy Inc. Shareholders	$(9,755)	$76,001	$152,976

(Loss) Earnings per Share:
Total Basic (Loss) Earnings per Share	$(0.37)	$2.82	$5.48
Total Dilutive (Loss) Earnings per Share	$(0.37)	$2.81	$5.38

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Net (Loss) Income	$(13,214)	$93,558	$178,785
Other Comprehensive Income (Loss):
Actuarially Determined Long-Term Liability Adjustments:
Amortization of Prior Service Credits (net of tax: $619, $697, $662)	(1,786)	(2,075)	(2,246)
Recognized Net Actuarial Loss (net of tax: $(5,596), $(3,958), $(5,590))	16,161	11,773	18,960
Other Comprehensive (Loss) Gain before Reclassifications (net of tax: $109, $11,690, $(14,986))	(145)	(34,830)	49,627
Unrecognized Loss on Derivatives:
Unrealized Loss on Cash Flow Hedges (net of tax: $674, $37, $0)	(2,004)	(117)	—
Other Comprehensive Income (Loss)	12,226	(25,249)	66,341

Comprehensive (Loss) Income	$(988)	$68,309	$245,126

Less: Comprehensive (Loss) Income Attributable to Noncontrolling Interest	(3,400)	17,551	25,803

Comprehensive Income Attributable to CONSOL Energy Inc. Shareholders	$2,412	$50,758	$219,323

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and Cash Equivalents	$50,850	$80,293
Accounts and Notes Receivable
Trade Receivables, net	118,289	131,688
Other Receivables, net	42,157	40,984
Inventories (Note 9)	56,200	54,131
Prepaid Expenses and Other Assets	25,445	30,933
Total Current Assets	292,941	338,029
Property, Plant and Equipment (Note 10):
Property, Plant and Equipment	5,143,696	5,008,180
Less—Accumulated Depreciation, Depletion and Amortization	3,094,634	2,916,015
Total Property, Plant and Equipment—Net	2,049,062	2,092,165
Other Assets:
Deferred Income Taxes (Note 6)	68,821	103,505
Right of Use Asset - Operating Leases (Note 14)	53,436	72,632
Other, net	59,106	87,471
Total Other Assets	181,363	263,608
TOTAL ASSETS	$2,523,366	$2,693,802

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,	December 31,
	2020	2019
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$71,229	$106,223
Current Portion of Long-Term Debt (Note 13 and Note 14)	53,846	50,272
Other Accrued Liabilities (Note 12)	243,395	235,769
Total Current Liabilities	368,470	392,264
Long-Term Debt:
Long-Term Debt (Note 13)	566,858	653,802
Finance Lease Obligations (Note 14)	36,203	9,036
Total Long-Term Debt	603,061	662,838
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions (Note 15)	387,637	432,496
Pneumoconiosis Benefits (Note 16)	229,720	202,142
Asset Retirement Obligations (Note 8)	228,182	250,211
Workers’ Compensation (Note 16)	64,390	61,194
Salary Retirement (Note 15)	35,359	49,930
Operating Lease Liability (Note 14)	35,655	55,413
Other	17,373	14,919
Total Deferred Credits and Other Liabilities	998,316	1,066,305
TOTAL LIABILITIES	1,969,847	2,121,407
Stockholders’ Equity:
Common Stock, $0.01 Par Value; 62,500,000 Shares Authorized, 34,031,374 Shares Issued and Outstanding at December 31, 2020; 25,932,618 Shares Issued and Outstanding at December 31, 2019	340	259
Capital in Excess of Par Value	642,887	523,762
Retained Earnings	246,850	259,903
Accumulated Other Comprehensive Loss	(336,558)	(348,725)
Total CONSOL Energy Inc. Stockholders’ Equity	553,519	435,199
Noncontrolling Interest	—	137,196
TOTAL EQUITY	553,519	572,395
TOTAL LIABILITIES AND EQUITY	$2,523,366	$2,693,802

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

					Total
		Capital in		Accumulated	CONSOL
		Excess	Retained	Other	Energy Inc.	Non-
	Common	of Par	(Deficit)	Comprehensive	Stockholders’	Controlling	Total
	Stock	Value	Earnings	(Loss) Income	Equity	Interest	Equity
December 31, 2017	$280	$552,793	$(43,713)	$(305,100)	$204,260	$139,381	$343,641
Net Income	—	—	152,976	—	152,976	25,809	178,785
Actuarially Determined Long-Term Liability Adjustments (Net of $19,914 Tax)	—	—	—	66,347	66,347	(6)	66,341
Comprehensive Income	—	—	152,976	66,347	219,323	25,803	245,126
Separation Adjustments	—	7,216	—	—	7,216	—	7,216
Issuance of Common Stock	1	(1)	—	—	—	—	—
Repurchases of Common Stock (708,245 Shares)	(7)	(13,988)	(11,844)	—	(25,839)	—	(25,839)
Purchase of CCR Units (167,958 Units)	—	(905)	—	—	(905)	(2,174)	(3,079)
Reclassification of Stranded Tax Effect of Change in Tax Law	—	—	84,729	(84,729)	—	—	—
Amortization of Stock-Based Compensation Awards	—	8,392	—	—	8,392	1,843	10,235
Shares/Units Withheld for Taxes	—	(2,512)	—	—	(2,512)	(912)	(3,424)
Distributions to Noncontrolling Interest	—	—	—	—	—	(22,265)	(22,265)
December 31, 2018	$274	$550,995	$182,148	$(323,482)	$409,935	$141,676	$551,611
Net Income	—	—	76,001	—	76,001	17,557	93,558
Actuarially Determined Long-Term Liability Adjustments (Net of $8,429 Tax)	—	—	—	(25,126)	(25,126)	(6)	(25,132)
Interest Rate Hedge (Net of ($37) Tax)	—	—	—	(117)	(117)	—	(117)
Comprehensive Income (Loss)	—	—	76,001	(25,243)	50,758	17,551	68,309
Issuance of Common Stock	2	(2)	—	—	—	—	—
Repurchases of Common Stock (1,717,497 Shares)	(17)	(34,470)	1,754	—	(32,733)	—	(32,733)
Purchase of CCR Units (26,297 Units)	—	(29)	—	—	(29)	(340)	(369)
Amortization of Stock-Based Compensation Awards	—	11,351	—	—	11,351	1,409	12,760
Shares/Units Withheld for Taxes	—	(4,083)	—	—	(4,083)	(880)	(4,963)
Distributions to Noncontrolling Interest	—	—	—	—	—	(22,220)	(22,220)
December 31, 2019	$259	$523,762	$259,903	$(348,725)	$435,199	$137,196	$572,395
Net Loss	—	—	(9,755)	—	(9,755)	(3,459)	(13,214)
Actuarially Determined Long-Term Liability Adjustments (Net of ($4,868) Tax)	—	—	—	14,171	14,171	59	14,230
Interest Rate Hedge (Net of ($674) Tax)	—	—	—	(2,004)	(2,004)	—	(2,004)
Comprehensive (Loss) Income	—	—	(9,755)	12,167	2,412	(3,400)	(988)
Adoption of ASU 2016-13 (Net of ($1,109) Tax)	—	—	(3,298)	—	(3,298)	—	(3,298)
Issuance of Common Stock	2	(2)	—	—	—	—	—
Amortization of Stock-Based Compensation Awards	—	11,161	—	—	11,161	418	11,579
Shares/Units Withheld for Taxes	—	(646)	—	—	(646)	(217)	(863)
Distributions to Noncontrolling Interest	—	—	—	—	—	(5,575)	(5,575)
CCR Merger	79	108,612	—	—	108,691	(128,422)	(19,731)
December 31, 2020	$340	$642,887	$246,850	$(336,558)	$553,519	$—	$553,519

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities:
Net (Loss) Income	$(13,214)	$93,558	$178,785
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	210,760	207,097	201,264
Stock/Unit-Based Compensation	11,579	12,760	10,235
Gain on Sale of Assets	(15,295)	(1,995)	(565)
Amortization of Debt Issuance Costs	7,447	6,416	8,858
(Gain) Loss on Debt Extinguishment	(21,352)	24,455	3,922
Deferred Income Taxes	11,685	(17,419)	(16,482)
Equity in Earnings of Affiliates	1,251	—	—
Changes in Operating Assets:
Trade and Other Receivables	11,130	(38,960)	39,157
Inventories	(2,069)	(5,485)	4,774
Prepaid Expenses and Other Assets	7,574	497	(7,307)
Changes in Other Assets	(21,058)	17,302	15,583
Changes in Operating Liabilities:
Accounts Payable	(30,759)	(21,714)	37,488
Other Operating Liabilities	(2,915)	(7,884)	(38,659)
Changes in Other Liabilities	(25,433)	(24,062)	(23,528)
Net Cash Provided by Operating Activities	129,331	244,566	413,525
Cash Flows from Investing Activities:
Capital Expenditures	(86,004)	(169,739)	(145,749)
Proceeds from Sales of Assets	9,899	2,201	2,103
Other Investing Activity	(229)	(5,003)	(10,000)
Net Cash Used in Investing Activities	(76,334)	(172,541)	(153,646)
Cash Flows from Financing Activities:
Proceeds from Finance Lease Obligations	19,314	—	—
Payments on Finance Lease Obligations	(28,295)	(18,549)	(15,484)
Proceeds from Term Loan A	—	26,250	—
Payments on Term Loan A	(22,500)	(11,250)	(26,250)
Payments on Term Loan B	(2,750)	(124,437)	(4,000)
Payments on Second Lien Notes	(32,064)	(59,421)	(28,182)
Proceeds from Asset-Backed Financing	—	3,757	—
Payments on Asset-Backed Financing	(705)	(240)	—
Distributions to Noncontrolling Interest	(5,575)	(22,220)	(22,265)
Shares/Units Withheld for Taxes	(863)	(4,963)	(3,424)
Repurchases of Common Stock	—	(32,733)	(25,839)
Purchases of CCR Units	—	(369)	(3,079)
Spin Distribution to CNX Resources Corporation	—	—	(18,234)
Debt Issuance and Financing Fees	(9,002)	(12,492)	(2,166)
Net Cash Used in Financing Activities	(82,440)	(256,667)	(148,923)
Net (Decrease) Increase in Cash and Cash Equivalents and Restricted Cash	(29,443)	(184,642)	110,956
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	80,293	264,935	153,979
Cash and Cash Equivalents and Restricted Cash at End of Period	$50,850	$80,293	$264,935

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES:

A summary of the significant accounting policies of CONSOL Energy Inc. and its subsidiaries (“we,” “our,” “us,” “our Company,” “the Company” and “CONSOL Energy”) is presented below. These, together with the other notes that follow, are an integral part of the Consolidated Financial Statements.

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

Restricted Cash

Restricted cash represents cash collateral supporting the Company's surety bond portfolio and letters of credit issued under the Company's accounts receivable securitization program. As of December 31, 2020 and 2019, the Company had no restricted cash.

Trade Receivables and Allowance for Credit Losses

Trade receivables are recorded at the invoiced amount and do not bear interest. Trade credit is extended based upon evaluations of each customer's ability to perform its obligations, which is assessed regularly. See Note 7 - Credit Losses for additional information regarding the Company's measurement of expected credit losses. There were no material financing receivables with a contractual maturity greater than one year at  December 31, 2020 and 2019.

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

Capitalization of Interest

Interest costs associated with the development of significant properties and projects are capitalized until the project is substantially complete and ready for its intended use. A weighted average cost of borrowing rate is used. For the years ended  December 31, 2020, 2019 and 2018, capitalized interest totaled $1,911, $6,686 and $6,033, respectively.

Impairment of Long-lived Assets

Impairment of long-lived assets is recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value. The carrying value of the assets is then reduced to its estimated fair value which is usually measured based on an estimate of future discounted cash flows. There were no indicators of impairment and, therefore, no impairment losses were recorded during the years ended December 31, 2020, 2019 and 2018.

Income Taxes

The Company files a consolidated federal income tax return and utilizes the asset and liability method to account for income taxes. The provision for income taxes represents amounts paid or estimated to be payable, net of amounts refunded or estimated to be refunded, for the current year and the change in deferred taxes, exclusive of amounts recorded in Other Comprehensive Income (Loss). Any refinements to prior years’ taxes made due to subsequent information are reflected as adjustments in the current period.

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

Postretirement Benefits Other Than Pensions

Postretirement benefit obligations established by the Coal Industry Retiree Health Benefit Act of 1992 (the Coal Act) are treated as a multi-employer plan which requires expense to be recorded for the associated obligations as payments are made. Postretirement benefits other than pensions, except for those established pursuant to the Coal Act, are accounted for in accordance with the Retirement Benefits Compensation and Non-retirement Postemployment Benefits Compensation Topics of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, which requires employers to accrue the cost of such retirement benefits for the employees' active service periods. Such liabilities are determined on an actuarial basis and CONSOL Energy administers these liabilities through a combination of self-insured and fully insured agreements. Differences between actual and expected results or changes in the value of obligations are recognized through Other Comprehensive Income (Loss).

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

Retirement Plans

CONSOL Energy has non-contributory defined benefit retirement plans. Effective December 31, 2015, CONSOL's qualified defined benefit retirement plan was frozen. The benefits for these plans are based primarily on years of service and employees' pay. These plans are accounted for using the guidance outlined in the Compensation - Retirement Benefits Topic of the FASB Accounting Standards Codification. The costs of these retiree benefits are recognized over the employees' service periods. CONSOL Energy uses actuarial methods and assumptions in the valuation of defined benefit obligations and the determination of expense. Differences between actual and expected results or changes in the value of obligations and plan assets are recognized through Other Comprehensive Income (Loss).

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

Under the CCR 2015 Long-Term Incentive Plan (the “LTIP”), the General Partner issued long-term equity-based awards intended to compensate the recipients thereof based on the performance of CCR’s common units and the recipients' continued service during the vesting period, as well as to align CCR’s long-term interests with those of the unitholders. The LTIP limits the number of units that may be delivered pursuant to vested awards to 2,300,000 common units, subject to proportionate adjustment in the event of unit splits and similar events. Common units subject to awards that are canceled, forfeited, withheld to satisfy exercise prices or tax withholding obligations or otherwise terminated without delivery of the common units will be available for delivery pursuant to other awards.

The General Partner has also granted equity-based phantom units that vest over a period of a director’s continued service. The phantom units will be paid in common units or an amount of cash equal to the fair market value of a unit based on the vesting date. The awards accelerated upon completion of the CCR Merger (see Note 2 - Major Transactions for additional information). Compensation expense is recognized on a straight-line basis over the requisite service period, which is generally the vesting term.

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

Derivative Instruments

The Company generally utilizes derivative instruments to manage exposures to interest rate risk on long-term debt. The Company enters into interest rate swaps in order to achieve a mix of fixed and variable rate debt that it deems appropriate. These interest rate swaps have been designated as cash flow hedges of future variable interest payments and are accounted for as an asset or a liability in the accompanying Consolidated Balance Sheets at their fair value (see Note 21 - Fair Value of Financial Instruments for additional information).

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

The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive:

	For the Years Ended
	December 31,
	2020	2019	2018
Anti-Dilutive Restricted Stock Units	1,400,950	175,752	620
Anti-Dilutive Performance Share Units	110,470	20,202	6,363
	1,511,420	195,954	6,983

The computations for basic and dilutive (loss) earnings per share are as follows:

	For the Years Ended
Dollars in thousands, except per share data	December 31,
	2020	2019	2018
Numerator:
Net (Loss) Income	$(13,214)	$93,558	$178,785
Less: Net (Loss) Income Attributable to Noncontrolling Interest	(3,459)	17,557	25,809
Net (Loss) Income Attributable to CONSOL Energy Inc. Shareholders	$(9,755)	$76,001	$152,976

Denominator:
Weighted-average shares of common stock outstanding	26,066,971	26,938,339	27,928,245
Effect of dilutive shares *	—	132,769	491,517
Weighted-average diluted shares of common stock outstanding	26,066,971	27,071,108	28,419,762

(Loss) Earnings per Share:
Basic	$(0.37)	$2.82	$5.48
Dilutive	$(0.37)	$2.81	$5.38

* During periods in which the Company incurs a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of all equity awards is anti-dilutive.

As of  December 31, 2020, CONSOL Energy has 500,000 shares of preferred stock, none of which are issued or outstanding.

Shares of common stock outstanding were as follows:

	2020	2019	2018
Balance, Beginning of Year	25,932,618	27,437,844	27,973,281
Issuance Related to CCR Merger (1)	7,967,690	—	—
Retirement Related to Stock Repurchase (2)	—	(1,717,497)	(708,245)
Issuance Related to Stock-Based Compensation (3)	131,066	212,271	172,808
Balance, End of Year	34,031,374	25,932,618	27,437,844

(1)	See Note 2 - Major Transactions for additional information.
(2)	See Note 5 - Stock, Unit and Debt Repurchases for additional information.
(3)	See Note 18 - Stock-Based Compensation for additional information.

Recent Accounting Pronouncements

In January 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-01 - Reference Rate Reform (Topic 848) to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments in this Update to the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. Management has elected to apply this Update subsequent to March 12, 2020. Management is currently evaluating the impact of this guidance, but does not expect this update to have a material impact on the Company's financial statements.

In March 2020, the FASB issued ASU 2020-04 - Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this Update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In response to concerns about structural risks of interbank offered rates (IBORs), and, particularly, the risk of cessation of the London Interbank Offered Rate (LIBOR), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. This Update also provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic, the amendments in this Update must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. Management has elected to apply this Update subsequent to March 12, 2020. Management is currently evaluating the impact of this guidance, but does not expect this update to have a material impact on the Company's financial statements.

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

In August 2018, the FASB issued ASU 2018-14 - Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by GAAP. The amendments modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. These changes will be effective for fiscal years ending after December 15, 2020, including interim periods within those fiscal years. The Company adopted this guidance in 2020, and there was no material impact on the Company's financial statements.

Reclassifications

During the year ended December 31, 2020, the Company added the CONSOL Marine Terminal to its reportable segments disclosed in Note 23 - Segment Information. As a result, certain reclassifications of 2019 and 2018 segment information have been made to conform to the 2020 presentation. During the year ended December 31, 2019, certain 2018 amounts were reclassified to conform with the report classifications of 2019, including the reclassification of amortization of debt issuance costs and loss on debt extinguishment within the Operating Activities section of the Consolidated Statements of Cash Flows. These reclassifications had no effect on previously reported total assets, net income, stockholders' equity or cash flow from operating activities.

NOTE 2—MAJOR TRANSACTIONS:

Merger with CONSOL Coal Resources LP

On October 22, 2020, CONSOL Energy, the Partnership, the General Partner, a wholly-owned subsidiary of CONSOL Energy and one of its wholly-owned subsidiaries (“Merger Sub”) entered into a definitive merger agreement (the “Merger Agreement”) pursuant to which Merger Sub merged with and into the Partnership, with the Partnership surviving as an indirect, wholly-owned subsidiary of CONSOL Energy (the “Merger”). On December 30, 2020, the Merger was completed and CONSOL Energy issued 7,967,690 shares of common stock to acquire the 10,912,138 common units of CCR not owned by CONSOL Energy prior to the Merger at a fixed exchange ratio of 0.73 shares of CONSOL Energy common stock for each CCR unit, for total implied consideration of $51,710. As a result of the Merger, CCR's common units are no longer publicly traded.

Except for the Partnership's incentive distribution rights, which were automatically canceled immediately prior to the effective time of the Merger for no consideration in accordance with CCR's partnership agreement, the interests in CCR owned by CONSOL Energy and its subsidiaries remain outstanding as limited partner interests in the surviving entity. The General Partner will continue to own the non-economic general partner interest in the surviving entity.

Since CONSOL Energy controlled CCR prior to the Merger and continues to control CCR after the Merger, CONSOL Energy accounted for the change in its ownership interest in CCR as an equity transaction, which was reflected as a reduction of noncontrolling interest with corresponding increases to common stock and capital in excess of par value. No gain or loss was recognized in CONSOL Energy's Consolidated Statements of Income as a result of the Merger. The tax effects of the Merger were reported as adjustments to deferred income taxes and capital in excess of par value.

Prior to the effective date of the Merger, public unitholders held a 39.3% equity interest in CCR's outstanding common units and CONSOL Energy owned the remaining 60.7% equity interest. The earnings of CCR that were attributed to its common units held by the public prior to the Merger are reflected in Net (Loss) Income Attributable to Noncontrolling Interest in the Consolidated Statements of Income.

We incurred $9,822 of transaction costs directly attributable to the Merger during the year ended December 31, 2020, including financial advisory, legal service and other professional fees, which were recorded to Selling, General and Administrative Costs in the Consolidated Statements of Income.

Settlement Transaction with Murray Energy

On September 16, 2020, CONSOL entered into a settlement transaction with (i) Murray Energy Holdings Co., Murray Energy Corporation, and their direct and indirect subsidiaries (such entities that are debtors in possession in Murray Energy Holdings Co.’s jointly administered Chapter 11 cases, the “Debtors”) and (ii) ACNR Holdings, Inc. (together with its direct and indirect subsidiaries, “Murray NewCo”) to fully and finally resolve the disputes raised in the CONSOL Adversary Case and any and all other disputes, controversies, or causes of action between and among them related to (a) the Debtors’ rejection of the 2013 stock purchase agreement (“SPA”) and CONSOL’s waiver of any objection thereto; (b) the Debtors’ assumption and assignment to Murray NewCo (or its designated direct or indirect subsidiaries) and payment of certain cure and other amounts relating to the First Overriding Royalty Agreement, as amended, the Second Overriding Royalty Agreement, as amended, the Water Treatment Cost Sharing Agreement, as amended, and the Master Entry Driver Lease Agreement; (c) the Debtors’ assumption and assignment to Murray NewCo (or its designated direct or indirect subsidiaries) of the Cooperation and Safety Agreement, the Surface Use Agreement, the Substation and Power Line Agreement, the Substation and Power Line Rights-of-Way, the McMillian Assignment, the Partial Powerline Assignment, the 2013 Well Plugging Consent Order and Agreement, and the 2020 Well Plugging Agreement; (d) the Debtors’ and CONSOL’s continued cooperation about certain matters consistent with historical practice, including (i) with respect to each parties’ payment obligations related to certain claims relating to certain worker’s compensation, Black Lung, and long-term disability and (ii) with respect to easements and boundaries as set forth in the 2013 SPA and the Closing Land Letter Agreement; (e) the Debtors’ assumption of, and CONSOL’s payment of certain amounts relating to, the Split Leases; (f) CONSOL’s transfer to Murray NewCo (or its designated direct or indirect subsidiaries), and Murray NewCo’s (or its designated direct or indirect subsidiaries’) payment for, certain coalbed methane wells, gas wells, and land; (g) the usage by CONSOL of the power structure of Murray NewCo (or its designated direct or indirect subsidiaries) on agreed upon terms and the Debtors’ and Murray NewCo’s release of the alleged claim for CONSOL’s prior usage; (h) CONSOL’s dismissal of CONSOL Energy Inc. v Murray Energy Holdings Co., et al., Adversary Case 2:20-ap-02036, with prejudice, which dismissal will be contingent upon (1) the Debtors’ assumption and assignment to Murray NewCo (or its designated direct or indirect subsidiaries) of the Assumed CONSOL Agreements and (2) the Debtors’ compliance with the terms of the CONSOL Term Sheets and other agreements consistent with these transactions; and (i) certain other terms and conditions consistent with the foregoing. The foregoing agreements and compromises, which have been memorialized in definitive documentation, shall be treated as a single, integrated transaction. The effect of the agreements, as amended, in the normal course of business resulted in CONSOL recognizing (a) Miscellaneous Other Income of $18,561 related to the Sale of Certain Coal Lease Contracts and other income, (b) Gain on Sale of Assets of $6,230 related to the sale of certain gas wells and equipment, and (c) a reduction of Operating and Other Costs of $1,940 as a result of expense rebates offset with various cure costs, all of which are included in the Consolidated Statements of Income for the year ended December 31, 2020. As of December 31, 2020, the various transactions between the parties resulted in $4,867 of Other Receivables, net, and $22,055 of Other Assets, net, included in the Consolidated Balance Sheets. As of December 31, 2019, various transactions between the parties resulted in $13,567 of Other Receivables, net, included in the Consolidated Balance Sheets. See Note 22 - Commitments and Contingent Liabilities with respect to additional information relating to certain liabilities of the Company under the Coal Act (as defined below).

NOTE 3—REVENUE:

The following table disaggregates CONSOL Energy's revenue from contracts with customers to depict how the nature, amount, timing and uncertainty of the Company's revenues and cash flows are affected by economic factors:

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Coal Revenue	$772,662	$1,288,529	$1,364,292
Terminal Revenue	66,810	67,363	64,926
Freight Revenue	39,990	19,667	43,572
Total Revenue from Contracts with Customers	$879,462	$1,375,559	$1,472,790

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

While CONSOL Energy does, from time to time, experience costs of obtaining coal customer contracts with amortization periods greater than one year, those costs are generally immaterial to the Company's net (loss) income. At  December 31, 2020, 2019 and 2018, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. As of and for the years ended  December 31, 2020, 2019 and 2018, the Company has not recognized any amortization of previously existing capitalized costs of obtaining customer contracts. Further, the Company has not recognized any coal revenue in the current period that is not a result of current period performance.

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

The CONSOL Marine Terminal does not normally experience material costs of obtaining customer contracts with amortization periods greater than one year. At  December 31, 2020, 2019 and 2018, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. As of and for the years ended  December 31, 2020, 2019 and 2018, the Company has not recognized any amortization of previously existing capitalized costs of obtaining Terminal customer contracts. Further, the Company has not recognized any revenue in the current period that is not a result of current period performance.

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

NOTE 4—MISCELLANEOUS OTHER INCOME:

	For the Years Ended December 31,
	2020	2019	2018
Contract Buyout	$44,703	$9,959	$350
Sale of Certain Mining Rights	39,437	—	—
Sale of Certain Coal Lease Contracts	17,847	—	—
Royalty Income - Non-Operated Coal	12,032	22,208	24,722
Litigation Proceeds	8,624	—	—
Rental Income	1,314	2,517	3,804
Interest Income	1,230	2,937	2,146
Property Easements and Option Income	907	1,631	5,644
Purchased Coal Sales	—	12,385	19,152
Other	792	1,712	2,842
Miscellaneous Other Income	$126,886	$53,349	$58,660

Contract buyout income was primarily the result of partial contract buyouts that involved negotiations to reduce coal quantities several customers were otherwise obligated to purchase under contracts in exchange for payment of certain fees to the Company, and do not impact forward contract terms.

The sale of certain mining rights was a transaction in connection with future coal reserves completed in the year ended December 31, 2020.

The sale of certain coal lease contracts was in connection with one of several transactions completed in the year ended December 31, 2020 related to the Company's non-operating surface and mineral assets outside of the Pennsylvania Mining Complex.

Royalty income represents earned revenue related to overriding royalty agreements or coal reserve leases between the Company and third-party operators.

Litigation proceeds were received during the year ended December 31, 2020 as a result of positive developments in legal matters in which the Company is the plaintiff.

Purchased coal sales include earned revenue related to coal purchased externally by the Company to blend and resell in order to fulfill various contracts.

NOTE 5— STOCK, UNIT AND DEBT REPURCHASES:

In December 2017, CONSOL Energy’s Board of Directors approved a program to repurchase, from time to time, the Company's outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025, in an aggregate amount of up to $50 million through the period ending June 30, 2019. The program was subsequently amended by CONSOL Energy’s Board of Directors in July 2018 to allow up to $100 million of repurchases of the Company’s common stock or its 11.00% Senior Secured Second Lien Notes due 2025, subject to certain limitations in the Company’s current credit agreement and the TMA. The Company’s Board of Directors also authorized the Company to use up to $25 million of the program to purchase CONSOL Coal Resources LP’s outstanding common units in the open market. In May 2019, CONSOL Energy's Board of Directors approved an expansion of the program in the amount of $75 million, bringing the aggregate limit of the program to $175 million. The May 2019 expansion also increased the aggregate limit of the amount of CCR's common units that could be purchased under the program to $50 million, which was consistent with the Company's credit facility covenants that prohibited the Company from using more than $50 million for the purchase of CCR's outstanding common units. The Company's Board of Directors also approved extending the termination date of the program from June 30, 2019 to June 30, 2020. In July 2019, CONSOL Energy's Board of Directors approved an expansion of the program in the amount of $25 million, bringing the aggregate limit of the Company's stock, unit and debt repurchase program to $200 million. In May 2020, CONSOL Energy's Board of Directors approved an expansion of the program in the amount of $70 million, bringing the aggregate limit of the Company's stock, unit and debt repurchase program to $270 million. The Company's Board of Directors also approved extending the termination date of the program from June 30, 2020 to June 30, 2022. As a result of the Merger, CCR's common units are no longer publicly traded. See Note 2 - Major Transactions for additional information regarding the CCR Merger.

Under the terms of the program, CONSOL Energy is permitted to make repurchases in the open market, in privately negotiated transactions, accelerated repurchase programs or in structured share repurchase programs. CONSOL Energy is also authorized to enter into one or more 10b5-1 plans with respect to any of the repurchases. Any repurchases of common stock or notes are to be funded from available cash on hand or short-term borrowings. The program does not obligate CONSOL Energy to acquire any particular amount of its common stock and notes, and can be modified or suspended at any time at the Company’s discretion. The program is conducted in compliance with applicable legal requirements and within the limits imposed by any credit agreement, receivables purchase agreement, indenture, or the TMA, and is subject to market conditions and other factors.

During the years ended  December 31, 2020, 2019 and 2018, the Company repurchased approximately $54,481, $52,648 and $25,724 of its 11.00% Senior Secured Second Lien Notes due 2025, respectively. No common shares were repurchased and no common Partnership units were purchased under this program during the year ended December 31, 2020. During the years ended December 31, 2019 and 2018, the Company repurchased and retired 1,717,497 and 708,245 shares of the Company's common stock at an average price of $19.06 and $36.48 per share, respectively. During the years ended December 31, 2019 and 2018, 26,297 and 167,958 of the Partnership's common units were purchased at an average price of $14.05 and $18.33 per unit, respectively.

NOTE 6—INCOME TAXES:

The components of income tax expense (benefit) were as follows:

	For The Years Ended December 31,
	2020	2019	2018
Current:
U.S. Federal	$(5,933)	$15,905	$20,634
U.S. State	(2,294)	4,717	3,240
Non-U.S.	514	1,336	1,436
	(7,713)	21,958	25,310
Deferred:
U.S. Federal	10,936	(9,386)	(7,509)
U.S. State	749	(8,033)	(8,973)
	11,685	(17,419)	(16,482)

Total Income Tax Expense	$3,972	$4,539	$8,828

A reconciliation of income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate of 21% to (loss) income from operations before income tax is:

	For the Years Ended December 31,
	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$(1,941)	21.0%	$20,600	21.0%	$39,399	21.0%
State income taxes, net of federal tax benefit	(1,109)	12.0	3,125	3.2	3,240	1.7
Effect of foreign income taxes	406	(4.4)	1,336	1.4	28	—
Excess tax depletion	—	—	(13,141)	(13.4)	(20,873)	(11.1)
Effect of change in U.S. tax law	—	—	—	—	2,777	1.5
Compensation	1,310	(14.2)	1,799	1.8	935	0.5
Valuation allowance	1,479	(16.0)	1,400	1.4	(1,379)	(0.7)
Tax credits	1,150	(12.4)	(2,536)	(2.6)	(980)	(0.5)
Non-controlling interest	726	(7.9)	(3,687)	(3.8)	(5,420)	(2.9)
State rate change and prior period adjustments	1,797	(19.4)	(4,565)	(4.6)	(9,448)	(5.0)
Other	154	(1.6)	208	0.2	549	0.3
Income Tax Expense / Effective Rate	$3,972	(42.9)%	$4,539	4.6%	$8,828	4.8%

Significant components of deferred tax assets and liabilities were as follows:

	December 31,
	2020	2019
Deferred Tax Asset:
Postretirement benefits other than pensions	$101,673	$110,504
Pneumoconiosis benefits	60,284	52,521
Asset retirement obligations	56,779	60,260
Workers' compensation	17,493	16,750
Mine subsidence	17,271	17,110
Operating lease liability	11,377	14,757
Salary retirement	9,446	14,761
State bonus, net of Federal	6,918	7,042
Net operating loss	6,134	—
Compensation	5,158	3,841
Long-term disability	2,757	3,031
Financing	2,077	16,806
Foreign tax credits	—	1,400
Other	4,175	2,456
Total Deferred Tax Asset	301,542	321,239
Valuation Allowance	(2,879)	(1,400)
Net Deferred Tax Asset	298,663	319,839

Deferred Tax Liability:
Property, plant and equipment	(172,026)	(173,849)
Equity Partnerships	(35,570)	(17,028)
Right of use assets	(11,338)	(14,757)
Advance mining royalties	(10,908)	(10,700)
Total Deferred Tax Liability	(229,842)	(216,334)

Net Deferred Tax Asset	$68,821	$103,505

Certain provisions of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was signed into law by the President of the United States in March 2020, impact the Company and are therefore contemplated in the 2020 income tax provision computations. The CARES Act contained modifications on the limitation of business interest such that the Company anticipates full utilization of all interest expense for federal income tax purposes.

At  December 31, 2020, the Company has net operating loss carryforwards of approximately $15,135 and $40,032 for federal and state income tax purposes, respectively, which will be available to offset future taxable income. Approximately $25,180 will not expire and the remaining amount, if unused, will expire between 2030 and 2040.

As required by U.S. GAAP, a valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Management must review all available evidence, both positive and negative, in determining the need for a valuation allowance. After considering all available evidence, management has determined that a valuation allowance in the amount of $2,879 is appropriate to establish for certain state tax attributes not anticipated to be utilized before expiration.

The Company utilizes the “more likely than not” standard in recognizing a tax benefit in its financial statements. For the years ended  December 31, 2020 and 2019, the Company did not have any unrecognized tax benefits.

The Company is subject to taxation in the United States and its various states, as well as Canada and its various provinces. Under the provisions of the Tax Matters Agreement between the Company and its former parent, certain subsidiaries of the Company are subject to examination for tax years beginning December 31, 2016 through November 28, 2017. Furthermore, the Company is subject to examination for the period November 28, 2017 through December 31, 2020 for federal and state returns.

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

	Trade Receivables	Other Receivables	Other Assets

Beginning Balance, January 1, 2020	$2,100	$711	$—
Adoption of ASU 2016-13, cumulative-effect adjustment to retained earnings	951	2,661	795
Provision for expected credit losses	1,375	1,338	866
Ending Balance, December 31, 2020	$4,426	$4,710	$1,661

NOTE 8—ASSET RETIREMENT OBLIGATIONS:

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

The reconciliation of changes in the Company's asset retirement obligations at  December 31, 2020 and 2019 is as follows:

	As of December 31,
	2020	2019
Balance at Beginning of Period	$271,952	$267,001
Accretion Expense	17,905	20,116
Payments	(13,529)	(13,030)
Revisions in Estimated Cash Flows	(9,248)	(2,135)
Other	(18,311)	—
Balance at End of Period	$248,769	$271,952

For the year ended December 31, 2020, Other includes $(18,311) related to the disposition of degasification wells.

NOTE 9—INVENTORIES:

Inventory components consist of the following:

	December 31,
	2020	2019
Coal	$7,163	$2,484
Supplies	49,037	51,647
Total Inventories	$56,200	$54,131

NOTE 10—PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

	December 31,
	2020	2019
Plant and Equipment	$3,134,149	$3,028,514
Coal Properties and Surface Lands	874,567	872,909
Airshafts	452,976	437,003
Mine Development	354,691	342,706
Advance Mining Royalties	327,313	327,048
Total Property, Plant and Equipment	5,143,696	5,008,180
Less: Accumulated Depreciation, Depletion and Amortization	3,094,634	2,916,015
Total Property, Plant and Equipment - Net	$2,049,062	$2,092,165

As of December 31, 2020 and 2019, property, plant and equipment includes gross assets under finance leases of $112,334 and $52,729, respectively. Accumulated amortization for finance leases was $56,761 and $31,373 at December 31, 2020 and 2019, respectively. Amortization expense for assets under finance leases approximated $24,066, $15,691 and $13,148 for the years ended  December 31, 2020, 2019 and 2018, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying Consolidated Statements of Income. See Note 14 - Leases for further discussion of finance leases.

NOTE 11—ACCOUNTS RECEIVABLE SECURITIZATION:

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

Loans under the securitization facility accrue interest at a reserve-adjusted LIBOR market index rate equal to the one-month Eurodollar rate. Loans and letters of credit under the securitization facility also accrue a program fee and a letter of credit participation fee, respectively, ranging from 2.00% to 2.50% per annum depending on the total net leverage ratio of CONSOL Energy. In addition, the SPV paid certain structuring fees to PNC Capital Markets LLC and pays other customary fees to the lenders, including a fee on unused commitments equal to 0.60% per annum.

At  December 31, 2020, the Company's eligible accounts receivable yielded $31,868 of borrowing capacity. At  December 31, 2020, the facility had no outstanding borrowings and $31,218 of letters of credit outstanding, leaving available borrowing capacity of $650. At  December 31, 2019, the Company's eligible accounts receivable yielded $41,282 of borrowing capacity. At December 31, 2019, the facility had no outstanding borrowings and $41,211 of letters of credit outstanding, leaving available borrowing capacity of $71. Costs associated with the receivables facility totaled $1,156, $1,441 and $2,593 for the years ended  December 31, 2020, 2019 and 2018, respectively. These costs have been recorded as financing fees which are included in Operating and Other Costs in the Consolidated Statements of Income. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.

NOTE 12—OTHER ACCRUED LIABILITIES:

	December 31,
	2020	2019
Subsidence Liability	$89,554	$90,645
Accrued Payroll and Benefits	21,179	21,102
Accrued Other Taxes	7,126	4,753
Accrued Equipment Obligations	6,698	—
Accrued Interest	6,236	6,281
Other	23,845	16,281
Current Portion of Long-Term Liabilities:
Postretirement Benefits Other than Pensions	26,073	31,833
Asset Retirement Obligations	20,587	21,741
Operating Lease Liability	20,241	19,479
Pneumoconiosis Benefits	12,203	12,331
Workers' Compensation	9,653	11,323
Total Other Accrued Liabilities	$243,395	$235,769

NOTE 13—DEBT:

	December 31,
	2020	2019
Debt:
Term Loan B due in September 2024 (Principal of $270,188 and $272,938 less Unamortized Discount of $938 and $1,187, respectively, 4.65% and 6.30% Weighted Average Interest Rate, respectively)	$269,250	$271,751
11.00% Senior Secured Second Lien Notes due November 2025	167,147	221,628
MEDCO Revenue Bonds in Series due September 2025 at 5.75%	102,865	102,865
Term Loan A due in March 2023 (5.50% and 5.55% Weighted Average Interest Rate, respectively)	66,250	88,750
Other Asset-Backed Financing Arrangements	2,813	9,289
Advance Royalty Commitments (13.68% and 10.78% Weighted Average Interest Rate, respectively)	2,185	1,895
Less: Unamortized Debt Issuance Costs	9,921	10,323
	600,589	685,855
Less: Amounts Due in One Year*	33,731	32,053
Long-Term Debt	$566,858	$653,802

*Excludes current portion of Finance Lease Obligations of $20,115 and $18,219 at  December 31, 2020 and 2019, respectively.

Annual undiscounted maturities on long-term debt during the next five years and thereafter are as follows:

Year ended December 31,	Amount
2021	$33,731
2022	36,348
2023	12,526
2024	257,891
2025	270,184
Thereafter	768
Total Long-Term Debt Maturities	$611,448

    In November 2017, CONSOL Energy entered into a revolving credit facility with commitments up to $300 million (the “Revolving Credit Facility”), a Term Loan A Facility of up to $100 million (the “TLA Facility”) and a Term Loan B Facility of up to $400 million (the “TLB Facility”, and together with the Revolving Credit Facility and the TLA Facility, the “Senior Secured Credit Facilities”). On March 28, 2019, the Company amended the Senior Secured Credit Facilities to increase the borrowing commitment of the Revolving Credit Facility to $400 million and reallocate the principal amounts outstanding under the TLA Facility and TLB Facility. On June 5, 2020, the Company amended the Senior Secured Credit Facilities (the “amendment”) to provide eight quarters of financial covenant relaxation, effect an increase in the rate at which borrowings under the Revolving Credit Facility and the TLA Facility bear interest, and add an anti-cash hoarding provision. Borrowings under the Company's Senior Secured Credit Facilities bear interest at a floating rate which can be, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) an alternate base rate plus an applicable margin. The applicable margin for the Revolving Credit Facility and TLA Facility depends on the total net leverage ratio, whereas the applicable margin for the TLB Facility is fixed. The amendment increased the applicable margin by 50 basis points on both the Revolving Credit Facility and the TLA Facility. The maturity date of the Revolving Credit and TLA Facilities is March 28, 2023. The TLB Facility's maturity date is September 28, 2024. Obligations under the Senior Secured Credit Facilities (Term Loan B and Term Loan A, together with the Revolving Credit Facility, on which there were no outstanding borrowings at December 31, 2020) are guaranteed by (i) all owners of the PAMC held by the Company, (ii) any other members of the Company’s group that own any portion of the collateral securing the Revolving Credit Facility, and (iii) subject to certain customary exceptions and agreed materiality thresholds, all other existing or future direct or indirect wholly-owned restricted subsidiaries of the Company. The obligations are secured by, subject to certain exceptions (including a limitation of pledges of equity interests in certain subsidiaries and certain thresholds with respect to real property), a first-priority lien on (i) the Company’s interest in the PAMC, (ii) the limited partner units of the Partnership held by the Company, (iii) the equity interests in CONSOL Coal Resources GP LLC held by the Company, (iv) the CONSOL Marine Terminal and (v) the 1.5 billion tons of Greenfield Reserves.

The Senior Secured Credit Facilities contain a number of customary affirmative covenants. In addition, the Senior Secured Credit Facilities contain a number of negative covenants, including (subject to certain exceptions) limitations on (among other things): indebtedness, liens, investments, acquisitions, dispositions, restricted payments and prepayments of junior indebtedness. The amendment added additional conditions to be met for the covenants relating to investments in joint ventures, general investments, share repurchases, dividends and repurchases of Second Lien Notes. The additional conditions require no outstanding borrowings and no more than $200 million of outstanding letters of credit on the Revolving Credit Facility. Further restrictions apply to investments in joint ventures, share repurchases and dividends that require the total net leverage ratio shall not be greater than 2.00 to 1.00.

The Revolving Credit Facility and TLA Facility also include covenants relating to (i) a maximum first lien gross leverage ratio, (ii) a maximum total net leverage ratio, and (iii) a minimum fixed charge coverage ratio. The maximum first lien gross leverage ratio is calculated as the ratio of Consolidated First Lien Debt to Consolidated EBITDA. Consolidated EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations, non-cash charges related to legacy employee liabilities and gains and losses on debt extinguishment, and subtracts cash payments related to legacy employee liabilities. The maximum total net leverage ratio is calculated as the ratio of Consolidated Indebtedness, minus Cash on Hand, to Consolidated EBITDA. The minimum fixed charge coverage ratio is calculated as the ratio of Consolidated EBITDA to Consolidated Fixed Charges. Consolidated Fixed Charges, as used in the covenant calculation, include cash interest payments, cash payments for income taxes, scheduled debt repayments, dividends paid and Maintenance Capital Expenditures. The amendment revised the financial covenants applicable to the Revolving Credit Facility and TLA Facility relating to the maximum first lien gross leverage ratio, maximum total net leverage ratio and minimum fixed charge coverage ratio, so that for the fiscal quarters ending June 30, 2020 through March 31, 2021, the maximum first lien gross leverage ratio shall be 2.50 to 1.00, the maximum total net leverage ratio shall be 3.75 to 1.00 and the minimum fixed charge coverage ratio shall be 1.00 to 1.00; for the fiscal quarters ending June 30, 2021 through September 30, 2021, the maximum first lien gross leverage ratio shall be 2.25 to 1.00 and the maximum total net leverage ratio shall be 3.50 to 1.00; for the fiscal quarters ending June 30, 2021 through March 31, 2022, the minimum fixed charge coverage ratio shall be 1.05 to 1.00; for the fiscal quarters ending December 31, 2021 through March 31, 2022, the maximum first lien gross leverage ratio shall be 2.00 to 1.00 and the maximum total net leverage ratio shall be 3.25 to 1.00; and for the fiscal quarters ending on or after June 30, 2022, the maximum first lien gross leverage ratio shall be 1.75 to 1.00, the maximum total net leverage ratio shall be 2.75 to 1.00 and the minimum fixed charge coverage ratio shall be 1.10 to 1.00. The maximum first lien gross leverage ratio was 1.64 to 1.00 at  December 31, 2020. The maximum total net leverage ratio was 2.54 to 1.00 at December 31, 2020.  The minimum fixed charge coverage ratio was 1.56 to 1.00 at  December 31, 2020. The Company was in compliance with all of its financial covenants under the Senior Secured Credit Facilities as of  December 31, 2020. The Company is continuing to actively monitor the effects of the ongoing COVID-19 pandemic on its liquidity.

The TLB Facility also includes a financial covenant that requires the Company to repay a certain amount of its borrowings under the TLB Facility within ten business days after the date it files its Form 10-K with the Securities and Exchange Commission if the Company has excess cash flow (as defined in the credit agreement for the Senior Secured Credit Facilities) during the year covered by the applicable Form 10-K. As of December 31, 2020, the required repayment of approximately $5 million has been classified as Current Portion of Long-Term Debt in the Consolidated Balance Sheets. During the year ended  December 31, 2019, CONSOL Energy made the required repayment of approximately $110 million based on the amount of the Company's excess cash flow as of December 31, 2018. For fiscal year 2018, such repayment was equal to 75% of the Company’s excess cash flow less any voluntary prepayments of its borrowings under the TLB Facility made by the Company during 2018. For all subsequent fiscal years, the required repayment is equal to a certain percentage of the Company’s excess cash flow for such year, ranging from 0% to 75% depending on the Company’s total net leverage ratio, less the amount of certain voluntary prepayments made by the Company, if any, under the TLB Facility during such fiscal year. Based on the Company's excess cash flow calculation, no repayment was required with respect to the year ended December 31, 2019.

At  December 31, 2020, the Revolving Credit Facility had no borrowings outstanding and $125,938 of letters of credit outstanding, leaving $274,062 of unused capacity. At December 31, 2019, the Revolving Credit Facility had no borrowings outstanding and $69,588 of letters of credit outstanding, leaving $330,412 of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.

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

The only non-guarantor subsidiary of the Senior Secured Credit Facilities is CONSOL Funding LLC (the “SPV”) which holds the assets pledged to the Accounts Receivable Securitization Facility. CONSOL Funding LLC had total assets of $123,468 and $135,629, comprising mainly of $122,639 and $134,766 trade receivables, as of December 31, 2020 and 2019, respectively. For the years ended December 31, 2020, 2019 and 2018, net income attributable to the SPV was $2,854, $4,841 and $4,212, respectively, which primarily reflected intercompany fees related to purchasing the receivables, which are eliminated in the Consolidated Financial Statements contained within this Form 10-K.  During the years ended December 31, 2020, 2019 and 2018, there were no borrowings or payments under the Accounts Receivable Securitization Facility. See Note 11 - Accounts Receivable Securitization in the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information. All other subsidiaries are guarantors of the Senior Secured Credit Facilities.

During the year ended December 31, 2020, the Company repurchased $54,481 of its outstanding 11.00% Senior Secured Second Lien Notes due in 2025. During the year ended  December 31, 2019, the Company made a required repayment of approximately $110 million on the TLB Facility (discussed above) and amended the Senior Secured Credit Facilities. The Company also repurchased $52,648 of its outstanding 11.00% Senior Secured Second Lien Notes due in 2025 during the year ended December 31, 2019. As part of these transactions, $21,352 was included in Gain on Debt Extinguishment on the Consolidated Statements of Income for the year ended December 31, 2020, and $24,455 was included in Loss on Debt Extinguishment on the Consolidated Statements of Income for the year ended December 31, 2019.

During the year ended  December 31, 2019, the Company entered into asset-backed financing arrangements related to certain equipment. The equipment, which had an approximate value of $2,813 and $9,289 at December 31, 2020 and 2019, respectively, fully collateralizes the loans. As of December 31, 2020, the total outstanding loan of $2,813 matures in September 2024. The loans had a weighted average interest rate of 3.61% and 5.07% at December 31, 2020 and 2019, respectively.

During the year ended  December 31, 2019, the Company entered into interest rate swaps, which effectively converted $150,000 of the TLB Facility's floating interest rate to a fixed interest rate for the twelve months ending December 31, 2020 and 2021, and $50,000 of the TLB Facility's floating interest rate to a fixed interest rate for the twelve months ending December 31, 2022. The interest rate swaps qualify for cash flow hedge accounting treatment and as such, the change in the fair value of the interest rate swaps is recorded on the Company's Consolidated Balance Sheets as an asset or liability. The effective portion of the gains or losses is reported as a component of accumulated other comprehensive loss and the ineffective portion is reported in earnings. At  December 31, 2020 and 2019, the interest rate swap contracts were reflected in the Consolidated Balance Sheets at their fair value of $2,834 and $154, respectively, which is recorded in Other Accrued Liabilities and Other Liabilities. The fair value of the interest rate swaps reflected an unrealized loss of $2,004 (net of $674 tax) and $117 (net of $37 tax) at  December 31, 2020 and 2019, respectively. The unrealized loss is included on the Consolidated Statements of Stockholders' Equity as part of accumulated other comprehensive loss, as well as on the Consolidated Statements of Comprehensive Income as unrealized loss on cash flow hedges. Some of the Company's interest rate swaps reached their effective date in the year ended December 31, 2020. As such, a loss of $1,587 was recognized in interest expense in the Consolidated Statements of Income for the year ended December 31, 2020. No gains or losses were recognized in interest expense in the Consolidated Statements of Income in the year ended December 31, 2019. During 2021, notional amounts of $150,000 will become effective. Based on the fair value of the Company's cash flow hedges at December 31, 2020, the Company expects expense of approximately $2,067 to be reclassified into earnings in the next 12 months.

NOTE 14—LEASES:

On January 1, 2019, the Company adopted ASC Topic 842 using the transition option, “Comparatives Under 840 Option,” established by ASU 2018-11, Leases (Topic 842), Targeted Improvements. As allowed under this guidance, the Company elected not to recast the comparative periods presented when transitioning to ASC 842. As most of the Company's leases do not provide an implicit rate, CONSOL Energy has taken a portfolio approach of applying its incremental borrowing rate based on the information available at the adoption date to calculate the present value of lease payments over the lease term. CONSOL Energy has elected the package of practical expedients permitted under the transition guidance within the standard, which allows the Company (1) to not reassess whether any expired or existing contracts are or contain leases, (2) to not reassess the lease classification for any expired or existing leases, and (3) to not reassess initial direct costs for any existing leases. CONSOL Energy has also elected the practical expedient to not evaluate land easements that existed or expired before the Company’s adoption of Topic 842 and the practical expedient to not separate lease and non-lease components; that is, to account for lease and non-lease components in a contract as a single lease component for all classes of underlying assets. Further, the Company made an accounting policy election to keep leases with an initial term of twelve months or less off the balance sheet. CONSOL Energy will recognize those lease payments in the Consolidated Statements of Income over the lease term. For the years ended  December 31, 2020 and 2019, these short-term lease expenses were not material to the Company's financial statements.

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

For the years ended  December 31, 2020 and 2019, the components of operating lease expense were as follows:

	December 31,
	2020	2019
Fixed operating lease expense	$24,359	$25,875
Variable operating lease expense	3,835	11,445
Total operating lease expense	$28,194	$37,320

Supplemental cash flow information related to the Company's operating leases for the years ended  December 31, 2020 and 2019 was as follows:

	December 31,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$24,293	$25,675
ROU assets obtained in exchange for operating lease obligations	—	—

The following table presents the lease balances within the Consolidated Balance Sheets, weighted average lease term, and the weighted average discount rate related to the Company's operating leases at  December 31, 2020 and 2019:

		December 31,
Lease Assets and Liabilities	Classification	2020	2019
Assets:
Operating Lease ROU Assets	Other Assets	$53,436	$72,632

Liabilities:
Current:
Operating Lease Liabilities	Other Accrued Liabilities	$20,241	$19,479
Long-Term:
Operating Lease Liabilities	Operating Lease Liabilities	$35,655	$55,413
Total Operating Lease Liabilities		$55,896	$74,892

Weighted average remaining lease term (in years)		4.65	5.02
Weighted average discount rate		6.84%	6.79%

The Company also enters into finance leases for mining equipment and automobiles. Assets arising from finance leases are included in property, plant and equipment-net and the liabilities are included in current portion of long-term debt and long-term debt in the accompanying Consolidated Balance Sheets.

For the years ended  December 31, 2020 and 2019, the components of finance lease expense were as follows:

	December 31,
	2020	2019
Amortization of right of use assets	$24,066	$15,691
Interest expense	2,375	1,878
Total finance lease expense	$26,441	$17,569

The following table presents the weighted average lease term and weighted average discount rate related to the Company's finance leases as of  December 31, 2020 and 2019:

	December 31,
	2020	2019
Weighted average remaining lease term (in years)	2.68	1.69
Weighted average discount rate	5.79%	5.20%

The following table presents the future maturities of the Company's operating and finance lease liabilities, together with the present value of the net minimum lease payments, at  December 31, 2020:

	Finance	Operating
	Leases	Leases
2021	$22,557	$23,358
2022	18,074	13,450
2023	16,623	6,395
2024	3,595	6,115
2025	320	4,619
Thereafter	—	11,339
Total minimum lease payments	61,169	65,276
Less amount representing interest	4,851	9,380
Present value of minimum lease payments	$56,318	$55,896

As of  December 31, 2020, the Company had no additional significant operating or finance leases that had not yet commenced.

NOTE 15—PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:

Pension

CONSOL Energy has non-contributory defined benefit retirement plans. The benefits for these plans are based primarily on years of service and employees' pay. CONSOL Energy's qualified pension plan (the “Pension Plan”) allows for lump-sum distributions of benefits earned up until December 31, 2005, at the employees' election. Pursuant to the Separation and Distribution Agreement that provided for the separation and distribution (the “SDA”) and related ancillary agreements, the sponsorship of the qualified pension plan was transferred to the Company.

According to the Defined Benefit Plans Topic of the FASB Accounting Standards Codification, if the lump sum distributions made during a plan year, which for CONSOL Energy is January 1 to December 31, exceed the total of the projected service cost and interest cost for the plan year, settlement accounting is required. Lump sum payments did not exceed this threshold during the years ended  December 31, 2020, 2019 and 2018.

Other Postretirement Benefit Plan

Certain subsidiaries of CONSOL Energy provide medical and prescription drug benefits to retired employees covered by either the Coal Industry Retiree Health Benefit Act of 1992 (the Coal Act) or the National Bituminous Coal Wage Agreement of 2011.

The reconciliation of changes in the benefit obligation, plan assets and funded status of these plans at December 31, 2020 and 2019 is as follows:

	Pension Benefits		Other Postretirement Benefits
	at December 31, 2020		at December 31, 2019
	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of period	$720,098	$644,142	$464,329	$473,591
Service cost	1,183	3,950	—	—
Interest cost	20,176	25,101	12,795	18,320
Actuarial loss (gain)	84,663	95,078	(38,455)	4,761
Benefits and other payments	(47,252)	(48,173)	(24,959)	(32,343)
Benefit obligation at end of period	$778,868	$720,098	$413,710	$464,329

Change in plan assets:
Fair value of plan assets at beginning of period	$668,481	$578,347	$—	$—
Actual return on plan assets	118,403	136,976	—	—
Company contributions	1,346	1,331	24,959	32,343
Benefits and other payments	(47,252)	(48,173)	(24,959)	(32,343)
Fair value of plan assets at end of period	$740,978	$668,481	$—	$—

Funded status:
Current liabilities	$(2,531)	$(1,687)	$(26,073)	$(31,833)
Noncurrent liabilities	(35,359)	(49,930)	(387,637)	(432,496)
Net obligation recognized	$(37,890)	$(51,617)	$(413,710)	$(464,329)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$256,988	$255,830	$132,203	$179,937
Prior service credit	—	—	(18,544)	(20,949)
Net amount recognized (before tax effect)	$256,988	$255,830	$113,659	$158,988

The components of net periodic benefit (credit) cost are as follows:

	Pension Benefits			Other Postretirement Benefits
	For the Years Ended December 31,			For the Years Ended December 31,
	2020	2019	2018	2020	2019	2018
Components of net periodic benefit (credit) cost:
Service cost	$1,183	$3,950	$1,150	$—	$—	$—
Interest cost	20,176	25,101	23,505	12,795	18,320	18,706
Expected return on plan assets	(41,821)	(40,457)	(40,370)	—	—	—
Amortization of prior service credits	—	(367)	(502)	(2,405)	(2,405)	(2,405)
Recognized net actuarial loss	6,922	5,958	8,715	9,277	9,262	16,205
Net periodic benefit (credit) cost	$(13,540)	$(5,815)	$(7,502)	$19,667	$25,177	$32,506

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

The following table provides information related to pension plans with an accumulated benefit obligation in excess of plan assets:

	As of December 31,
	2020	2019
Projected benefit obligation	$778,868	$720,098
Accumulated benefit obligation	$778,618	$719,985
Fair value of plan assets	$740,978	$668,481

Assumptions:

The weighted-average assumptions used to determine benefit obligations are as follows:

	Pension Obligations		Other Postretirement Obligations
	at December 31,		at December 31,
	2020	2019	2020	2019
Discount rate	2.36%	3.28%	2.39%	3.27%
Rate of compensation increase	3.76%	3.68%	—	—

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

The weighted-average assumptions used to determine net periodic benefit costs are as follows:

	Pension Benefits			Other Postretirement Benefits
	For the Years Ended			For the Years Ended
	December 31,			December 31,
	2020	2019	2018	2020	2019	2018
Discount rate	3.35%	4.37%	3.69%	3.27%	4.34%	3.65%
Expected long-term return on plan assets	6.48%	6.90%	6.90%	—	—	—
Rate of compensation increase	3.68%	3.73%	3.73%	—	—	—

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

The assumed health care cost trend rates are as follows:

	At December 31,
	2020	2019
Health care cost trend rate for next year	5.43%	5.65%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year that the rate reaches ultimate trend rate	2038	2038

Plan Assets:

The Company’s overall investment strategy is to meet current and future benefit payment needs through diversification across asset classes, fund strategies and fund managers to achieve an optimal balance between risk and return and between income and growth of assets through capital appreciation. Consistent with the objectives of the pension trust (the “Trust”) and in consideration of the Trust’s current funded status and the current level of market interest rates, the Retirement Board, as appointed by the CONSOL Energy Board of Directors (the “Retirement Board”) has approved an asset allocation strategy that will change over time in response to future improvements in the Trust’s funded status and/or changes in market interest rates. Such changes in asset allocation strategy are intended to allocate additional assets to the fixed income asset class should the Trust’s funded status improve. In this framework, the current target allocation for plan assets is 21% U.S. equity securities, 13% non-U.S. equity securities, 6% global equity securities and 60% fixed income. Both the equity and fixed income portfolios are comprised of both active and passive investment strategies. The Trust is primarily invested in Mercer Common Collective Trusts. Equity securities consist of investments in large and mid/small cap companies; non-U.S. equities are derived from both developed and emerging markets. Fixed income securities consist primarily of U.S. long duration fixed income corporate and U.S. Treasury instruments. The average quality of the fixed income portfolio must be rated at least “investment grade” by nationally recognized rating agencies. Within the fixed income asset class, investments are invested primarily across various strategies such that the overall profile strongly correlates with the interest rate sensitivity of the Trust’s liabilities in order to reduce the volatility resulting from the risk of changes in interest rates and the impact of such changes on the Trust’s overall financial status. Derivatives, interest rate swaps, options and futures are permitted investments for the purpose of reducing risk and to extend the duration of the overall fixed income portfolio; however, they may not be used for speculative purposes. All or a portion of the assets may be invested in mutual funds or other commingled vehicles so long as the pooled investment funds have an adequate asset base relative to their asset class; are invested in a diversified manner; and have management and/or oversight by an Investment Advisor registered with the SEC. The Retirement Board reviews the investment program on an ongoing basis including asset performance, current trends and developments in capital markets, changes in Trust liabilities and ongoing appropriateness of the overall investment policy.

The fair values of plan assets at December 31, 2020 and 2019 by asset category are as follows:

	Fair Value Measurements at December 31, 2020				Fair Value Measurements at December 31, 2019
		Quoted				Quoted
		Prices in				Prices in
		Active				Active
		Markets for	Significant	Significant		Markets for	Significant	Significant
		Identical	Observable	Unobservable		Identical	Observable	Unobservable
		Assets	Inputs	Inputs		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Asset Category
Cash/Accrued Income	$100	$100	$—	$—	$97	$97	$—	$—
Mercer Common Collective Trusts (a)	740,878	—	—	—	668,384	—	—	—
Total	$740,978	$100	$—	$—	$668,481	$97	$—	$—

(a)

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy but are included in the total.

There are no investments in CONSOL Energy stock held by these plans at December 31, 2020 or 2019.

There are no assets in the other postretirement benefit plan at December 31, 2020 or 2019.

Cash Flows:

If necessary, CONSOL Energy intends to contribute to the pension trust using prudent funding methods. However, the Company does not expect to contribute to the pension plan trust in 2021. Pension benefit payments are primarily funded from the Trust. CONSOL Energy expects to pay benefits of $2,531 from the non-qualified pension plan in 2021. CONSOL Energy does not expect to contribute to the other postretirement benefit plan in 2021 and intends to pay benefit claims as they become due.

The following benefit payments, reflecting expected future service, are expected to be paid:

		Other
	Pension	Postretirement
	Benefits	Benefits
2021	$44,391	$26,073
2022	$43,639	$25,250
2023	$43,112	$24,455
2024	$42,755	$23,581
2025	$41,291	$23,249
Year 2026-2030	$196,850	$110,456

NOTE 16—COAL WORKERS’ PNEUMOCONIOSIS AND WORKERS’ COMPENSATION:

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

The reconciliation of changes in the benefit obligation and funded status of these plans at December 31, 2020 and 2019 is as follows:

	CWP		Workers' Compensation
	at December 31,		at December 31,
	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of period	$214,473	$177,188	$71,480	$70,986
State administrative fees and insurance bond premiums	—	—	1,996	2,157
Service cost	4,603	3,791	6,276	5,685
Interest cost	6,206	7,001	1,844	2,585
Actuarial loss	29,510	39,827	1,897	1,536
Benefits paid	(12,869)	(13,334)	(10,052)	(11,469)
Benefit obligation at end of period	$241,923	$214,473	$73,441	$71,480

Funded status:
Current assets	$—	$—	$602	$1,037
Current liabilities	(12,203)	(12,331)	(9,653)	(11,323)
Noncurrent liabilities	(229,720)	(202,142)	(64,390)	(61,194)
Net obligation recognized	$(241,923)	$(214,473)	$(73,441)	$(71,480)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss (gain)	$71,259	$47,352	$(8,866)	$(11,250)
Net amount recognized (before tax effect)	$71,259	$47,352	$(8,866)	$(11,250)

The components of net periodic benefit cost are as follows:

	CWP			Workers’ Compensation
	For the Years Ended			For the Years Ended
	December 31,			December 31,
	2020	2019	2018	2020	2019	2018
Service cost	$4,603	$3,791	$6,650	$6,276	$5,685	$6,230
Interest cost	6,206	7,001	5,245	1,844	2,585	2,283
Recognized net actuarial loss (gain)	5,604	1,016	(853)	(488)	(774)	(79)
State administrative fees and insurance bond premiums	—	—	—	1,996	2,157	2,671
Net periodic benefit cost	$16,413	$11,808	$11,042	$9,628	$9,653	$11,105

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

Assumptions:

The weighted-average discount rates used to determine benefit obligations and net periodic benefit costs are as follows:

	CWP			Workers' Compensation
	For the Years Ended			For the Years Ended
	December 31,			December 31,
	2020	2019	2018	2020	2019	2018
Benefit obligations	2.53%	3.41%	4.42%	2.35%	3.25%	4.26%
Net periodic benefit costs	3.41%	4.42%	3.75%	3.25%	4.26%	3.57%

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

Cash Flows:

CONSOL Energy does not intend to make contributions to the CWP or Workers' Compensation plans in 2021, but it intends to pay benefit claims as they become due.

The following benefit payments, which reflect expected future claims as appropriate, are expected to be paid:

		Workers' Compensation
	CWP	Total	Actuarial	Other
	Benefits	Benefits	Benefits	Benefits
2021	$12,203	$10,580	$9,051	$1,529
2022	$11,923	$10,392	$8,824	$1,568
2023	$11,762	$10,212	$8,605	$1,607
2024	$11,439	$10,151	$8,504	$1,647
2025	$11,304	$10,015	$8,327	$1,688
Year 2026-2030	$57,386	$50,445	$41,350	$9,095

NOTE 17—OTHER EMPLOYEE BENEFIT PLANS:

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

The Combined Fund provides medical and death benefits for all beneficiaries of the former UMWA Benefit Trusts who were actually receiving benefits as of July 20, 1992. The 1992 Benefit Plan provides medical and death benefits to orphan UMWA-represented members eligible for retirement on February 1, 1993 and for those who retired between July 20, 1992 and September 30, 1994. The Coal Act provides for the assignment of beneficiaries to former employers and the allocation of unassigned beneficiaries (referred to as orphans) to companies using a formula set forth in the Coal Act. The Coal Act requires that responsibility for funding the benefits to be paid to beneficiaries be assigned to their former signatory employers or related companies. This cost is recognized when contributions are assessed. CONSOL Energy's total contributions under the Coal Act were $5,383, $6,042 and $6,829 for the years ended  December 31, 2020, 2019 and 2018, respectively. Based on available information at December 31, 2020, CONSOL Energy's gross obligation for the Combined Fund and 1992 Benefit Plan is estimated to be approximately $56,039.

Pursuant to the provisions of the Tax Relief and Healthcare Act of 2006 (the “2006 Act”) and the 1992 Benefit Plan, CONSOL Energy is required to provide security in an amount based on the annual cost of providing health care benefits for all individuals receiving benefits from the 1992 Benefit Plan who are attributable to CONSOL Energy, plus all individuals receiving benefits from an individual employer plan maintained by CONSOL Energy who are entitled to receive such benefits. In accordance with the terms of the 2006 Act and the 1992 Benefit Plan, CONSOL Energy must secure its obligations by posting letters of credit, which were $17,421, $18,669 and $19,860 at December 31, 2020, 2019 and 2018, respectively. The 2020, 2019 and 2018 security amounts were based on the annual cost of providing health care benefits and included a reduction in the number of eligible employees.

Investment Plan

CONSOL Energy has an investment plan available to most non-represented employees. Eligible employees of CONSOL Pennsylvania Coal Company began participation in the CONSOL Pennsylvania Coal Company Investment Plan (the “CPCC 401(k) Plan”) on September 1, 2017, the CPCC 401(k) Plan's inception date. Remaining eligible employees of CONSOL Energy began participation in the CPCC 401(k) Plan on November 1, 2017. Prior to participating in the CPCC 401(k) Plan, eligible employees participated in the Company's former parent's 401(k) plan. Effective December 31, 2019, the CPCC 401(k) Plan was amended to change its sponsor from CONSOL Pennsylvania Coal Company to CONSOL Energy Inc., and the plan's name was changed from the CONSOL Pennsylvania Coal Company Investment Plan to the CONSOL Energy Inc. Investment Plan (the “CEIX 401(k) Plan”). The CEIX 401(k) Plan and the Company's former parent's 401(k) plan both include company matching of 6% of eligible compensation contributed by eligible CONSOL Energy employees. The Company may also make discretionary contributions to the CEIX 401(k) Plan ranging from 1% to 6% of eligible compensation for eligible employees (as defined by the CEIX 401(k) Plan). Discretionary contributions of $10,445 were accrued for at December 31, 2018, and were paid into employees' accounts in the first quarter of 2019. There were no such discretionary contributions accrued for or made by the Company in the years ended December 31, 2020 and 2019. Total payments and costs were $8,114, $10,737 and $20,655 for the years ended  December 31, 2020, 2019 and 2018, respectively.

Long-Term Disability

CONSOL Energy has a Long-Term Disability Plan available to all eligible full-time salaried employees. The benefits for this plan are based on a percentage of monthly earnings, offset by all other income benefits available to the disabled.

	For the Years Ended
	December 31,
	2020	2019	2018
Net periodic benefit costs	$1,700	$1,483	$2,088
Discount rate assumption used to determine net periodic benefit costs	2.86%	3.97%	3.22%

Liabilities incurred under the Long-Term Disability Plan are included in Other Accrued Liabilities and Deferred Credits and Other Liabilities–Other in the Consolidated Balance Sheets and amounted to a combined total of $11,374 and $12,749 at December 31, 2020 and 2019, respectively.

NOTE 18—STOCK-BASED COMPENSATION:

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

For only those shares expected to vest, CONSOL Energy recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award as specified in the award agreement, which is generally the vesting term. The vesting of all awards will accelerate in the event of death and disability and may accelerate upon a change in control of CONSOL Energy. Some awards may accelerate based on retirement age. The Company accounts for forfeitures of stock-based compensation as they occur. The total stock-based compensation expense recognized during the years ended  December 31, 2020, 2019 and 2018 was $11,161, $11,351, and $8,392, respectively, and was included in Selling, General and Administrative Costs on the Consolidated Statements of Income. This includes expense specifically related to the Performance Incentive Plan. The related deferred tax benefit totaled $2,871, $2,856 and $1,911 for the years ended December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020, CONSOL Energy has $6,537 of unrecognized compensation cost related to all nonvested stock-based compensation awards, which is expected to be recognized over a weighted-average period of 1.63 years. When restricted stock and performance share unit awards become vested, the issuances are made from CONSOL Energy's common stock shares.

Restricted Stock Units

CONSOL Energy grants certain employees and non-employee directors restricted stock units, which entitle the holder to shares of common stock as the award vests. Compensation expense is recognized on a straight-line basis over the requisite service period of the award. The total fair value of restricted stock units vested during the years ended  December 31, 2020, 2019 and 2018 was $6,913, $4,407 and $3,734, respectively. The following table represents the nonvested restricted stock units and their corresponding fair value (based upon the closing share price) at the date of grant:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Nonvested at December 31, 2019	453,336	$34.60
Granted	1,257,152	$7.81
Vested	(172,429)	$31.86
Forfeited	(49,098)	$12.42
Nonvested at December 31, 2020	1,488,961	$13.07

Performance Share Units

CONSOL Energy grants certain employees performance share unit awards, which entitle the holder to shares of common stock subject to the achievement of certain market and performance goals. Compensation expense is recognized over the service period of awards and adjusted for the probability of achievement of performance-based goals. The total fair value of performance share units vested during the years ended December 31, 2020, 2019 and 2018 was $1,042, $6,323 and $4,910, respectively. The following table represents the nonvested performance share units and their corresponding fair value (based upon the closing share price and/or Monte Carlo simulation) on the date of grant:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Nonvested at December 31, 2019	193,265	$33.55
Granted	229,440	$8.60
Vested	(33,665)	$30.95
Forfeited	(52,195)	$38.66
Nonvested at December 31, 2020	336,845	$17.81

NOTE 19—SUPPLEMENTAL CASH FLOW INFORMATION:

The following are non-cash transactions that impact the investing and financing activities of CONSOL Energy.

CONSOL Energy entered into non-cash finance lease arrangements of $42,200, $4,424 and $1,301 for the years ended December 31, 2020, 2019 and 2018, respectively. Additionally, during the year ended December 31, 2018, the Company terminated two operating leases on its longwall shields, and refinanced these as finance leases in the amount of $45,979.

As of December 31, 2020, 2019 and 2018, CONSOL Energy purchased goods and services related to capital projects in the amount of $1,671, $3,785 and $2,311, respectively, which are included in accounts payable, current portion of long-term debt and other accrued liabilities on the Consolidated Balance Sheets.

The following table shows cash paid for interest and income taxes for the periods indicated.

	For the Years Ended December 31,
	2020	2019	2018
Cash Paid For:
Interest (net of amounts capitalized)	$62,997	$73,574	$92,926
Income taxes	$1,476	$40,139	$12,834

NOTE 20—CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS:

CONSOL Energy primarily markets its thermal coal principally to electric power producers in the eastern United States. Revenues generated from electric power producers in the eastern United States were 65%, 65% and 71% for the years ended  December 31, 2020, 2019 and 2018, respectively. The Company has contractual relationships with certain coal exporters who distribute coal to international markets. For the years ended  December 31, 2020, 2019 and 2018, approximately 35%, 35% and 29%, respectively, of the Company's coal revenues were derived from these exporters. The Company uses the end usage point as the basis for attributing tons to individual countries. Because title to the Company's export shipments typically transfers to brokerage customers at a point that does not necessarily reflect the end usage point, the Company attributes export tons to the country with the end usage point, if known. No individual country outside of the United States was attributed greater than 10% of total tons sold during the years ended December 31, 2020, 2019 and 2018.

During the years ended  December 31, 2020, 2019 and 2018, three customers each comprised over 10% of the Company's total coal sales revenue, aggregating approximately 55%, 70% and 57%, respectively, of the Company's sales. Additionally, three of the Company's customers each had outstanding balances in excess of 10% of the total trade receivable balance as of  December 31, 2020, and two of the Company's customers each had outstanding balances in excess of 10% of the total trade receivable balance as of  December 31, 2019.

Concentration of credit risk is summarized below:

	December 31,
	2020	2019
Thermal coal utilities	$32,343	$58,557
Coal exporters and distributors	82,948	73,416
Steel and coke producers	5,302	—
Other	2,122	1,815
Total Trade Receivables	122,715	133,788
Less: Allowance for credit losses	4,426	2,100
Total Trade Receivables, net	$118,289	$131,688

NOTE 21—FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

Level Three - Unobservable inputs significant to the fair value measurement supported by little or no market activity. The significant unobservable inputs used in the fair value measurement of the Company's third-party guarantees are the credit risk of the third-party and the third-party surety bond markets. A significant increase or decrease in these values, in isolation, would have a directionally similar effect resulting in a higher or lower fair value measurement of the Company's Level 3 guarantees.

In those cases when the inputs used to measure fair value meet the definition of more than one level of the fair value hierarchy, the lowest level input that is significant to the fair value measurement in its totality determines the applicable level in the fair value hierarchy.

The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at			Fair Value Measurements at
	December 31, 2020			December 31, 2019
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Lease Guarantees	$—	$—	$(168)	$—	$—	$(482)
Derivatives (1)	$—	$(2,834)	$—	$—	$(154)	$—

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

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	December 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-Term Debt	$610,510	$517,862	$696,178	$642,018

Certain of the Company’s debt is actively traded on a public market and, as a result, constitutes Level 1 fair value measurements. The portion of the Company’s debt obligations that is not actively traded is valued through reference to the applicable underlying benchmark rate and, as a result, constitutes Level 2 fair value measurements.

NOTE 22—COMMITMENTS AND CONTINGENT LIABILITIES:

The Company is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes and other claims and actions arising out of the normal course of business. The Company accrues the estimated loss for these lawsuits and claims when the loss is probable and reasonably estimable. The Company's estimated accruals relating to these pending claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of the Company as of  December 31, 2020. It is possible that the aggregate loss in the future with respect to these lawsuits and claims could ultimately be material to the Company's financial position, results of operations or cash flows; however, such amounts cannot be reasonably estimated. The amount claimed against the Company as of  December 31, 2020 is disclosed below when an amount is expressly stated in the lawsuit or claim, which is not often the case.

Fitzwater Litigation: Three nonunion retired coal miners have sued Fola Coal Company LLC, Consolidation Coal Company (“CCC”) and CONSOL of Kentucky Inc. (“COK”) (as well as the Company's former parent) in West Virginia Federal Court alleging ERISA violations in the termination of retiree health care benefits. The Plaintiffs contend they relied to their detriment on oral statements and promises of “lifetime health benefits” allegedly made by various members of management during Plaintiffs’ employment and that they were allegedly denied access to Summary Plan Documents that clearly reserved the right to modify or terminate the Retiree Health and Welfare Plan subject to Plaintiffs' claims. Pursuant to Plaintiffs' amended complaint filed on April 24, 2017, Plaintiffs request that retiree health benefits be reinstated and seek to represent a class of all nonunion retirees who were associated with AMVEST and COK areas of operation. On October 15, 2019, Plaintiffs' supplemental motion for class certification was denied on all counts. On July 15, 2020, Plaintiffs filed an interlocutory appeal with the Fourth Circuit Court of Appeals on the Order denying class certification. The Fourth Circuit denied Plaintiffs' appeal on August 14, 2020. Trial is currently scheduled to take place in the first quarter of 2021. The Company believes it has a meritorious defense and intends to vigorously defend this suit.

Casey Litigation: A class action lawsuit was filed on August 23, 2017 on behalf of two nonunion retired coal miners against CCC, COK, CONSOL Buchanan Mining Co., LLC and Kurt Salvatori in West Virginia Federal Court alleging ERISA violations in the termination of retiree health care benefits. Filed by the same lawyers who filed the Fitzwater litigation, and raising nearly identical claims, the Plaintiffs contend they relied to their detriment on oral promises of “lifetime health benefits” allegedly made by various members of management during Plaintiffs’ employment and that they were not provided with copies of Summary Plan Documents clearly reserving to the Company the right to modify or terminate the Retiree Health and Welfare Plan. Plaintiffs request that retiree health benefits be reinstated for them and their dependents and seek to represent a class of all nonunion retirees of any subsidiary of the Company's former parent that operated or employed individuals in McDowell or Mercer Counties, West Virginia, or Buchanan or Tazewell Counties, Virginia whose retiree welfare benefits were terminated. On December 1, 2017, the trial court judge in Fitzwater signed an order to consolidate Fitzwater with Casey. The Casey complaint was amended on March 1, 2018 to add new plaintiffs, add defendant CONSOL Pennsylvania Coal Company, LLC and eliminate defendant CONSOL Buchanan Mining Co., LLC in an attempt to expand the class of retirees. On October 15, 2019, Plaintiffs' supplemental motion for class certification was denied on all counts. On July 15, 2020, Plaintiffs filed an interlocutory appeal with the Fourth Circuit Court of Appeals on the Order denying class certification. The Fourth Circuit denied Plaintiffs' appeal on August 14, 2020. Trial is currently scheduled to take place in the first quarter of 2021. The Company believes it has a meritorious defense and intends to vigorously defend this suit.

United Mine Workers of America 1992 Benefit Plan Litigation: In 2013, Murray Energy and its subsidiaries (“Murray”) entered into a stock purchase agreement (the “Murray sale agreement”) with the Company's former parent pursuant to which Murray acquired the stock of CCC and certain subsidiaries and certain other assets and liabilities. At the time of sale, the liabilities included certain retiree medical liabilities under the Coal Act and certain federal black lung liabilities under the Black Lung Benefits Act (“BLBA”). Based upon information available, the Company estimates that the annual servicing costs of these liabilities are approximately $10 million to $20 million per year for the next ten years. The annual servicing cost would decline each year since the beneficiaries of the Coal Act consist principally of miners who retired prior to 1994. Murray filed for Chapter 11 bankruptcy in October 2019. As part of the ongoing bankruptcy proceedings, Murray entered into a settlement with the 1992 Plan to transfer retirees in the Murray Energy Section 9711 Plan into the 1992 Plan, which the bankruptcy court approved on April 30, 2020. The 1992 Plan recently filed an action in the United States District Court for the District of Columbia asking the court to make a determination whether the Company's former parent or the Company has any continuing retiree medical liabilities under the Coal Act. The Murray sale agreement includes indemnification by Murray with respect to the Coal Act and BLBA liabilities. In addition, the Company had agreed to indemnify its former parent relative to certain pre-separation liabilities. As of September 16, 2020, the Company has entered into a settlement agreement with Murray, and has withdrawn its claims in bankruptcy. See Note 2 - Major Transactions for a discussion of this settlement agreement. The Company will continue to vigorously defend any claims that attempt to transfer any of such liabilities directly or indirectly to the Company, including raising all applicable defenses against the 1992 Plan’s suit and those of any other party.

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

As part of the separation and distribution, the Company assumed various financial obligations relating to the Coal Business and agreed to reimburse its former parent for certain financial guarantees relating to the Coal Business that its former parent retained following the separation and distribution. Employee-related financial guarantees have primarily been provided to support the 1992 Plan and federal black lung and various state workers’ compensation self-insurance programs. Environmental financial guarantees have primarily been provided to support various performance bonds related to reclamation and other environmental issues. Other financial guarantees have been extended to support sales contracts, insurance policies, legal matters, full and timely payments of mining equipment leases, and various other items necessary in the normal course of business.

The following is a summary, as of  December 31, 2020, of the financial guarantees, unconditional purchase obligations and letters of credit to certain third parties. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments, or under the SDA to the extent retained by the Company's former parent on behalf of the Coal Business. Certain letters of credit included in the table below were issued against other commitments included in this table. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credit are recorded as liabilities in the financial statements. The Company's management believes that these guarantees will expire without being funded, and therefore, the commitments will not have a material adverse effect on the Company's financial condition.

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Less Than			Beyond
	Committed	1 Year	1-3 Years	3-5 Years	5 Years
Letters of Credit:
Employee-Related	$75,776	$54,134	$21,642	$—	$—
Environmental	398	—	398	—	—
Other	80,982	33,282	47,700	—	—
Total Letters of Credit	$157,156	$87,416	$69,740	$—	$—
Surety Bonds:
Employee-Related	$83,524	$83,524	$—	$—	$—
Environmental	563,705	559,155	4,550	—	—
Other	4,379	4,379	—	—	—
Total Surety Bonds	$651,608	$647,058	$4,550	$—	$—
Guarantees:
Other	$8,673	$6,538	$1,554	$398	$183

Included in the above table are commitments and guarantees entered into in conjunction with the sale of Consolidation Coal Company and certain of its subsidiaries, which contain all five of its longwall coal mines in West Virginia and its river operations, to a third party. As part of the separation and distribution, the Company's former parent agreed to indemnify the Company and the Company agreed to indemnify its former parent in each case with respect to guarantees of certain equipment lease obligations that were assumed by the third party. In the event that the third party would default on the obligations defined in the agreements, the Company would be required to perform under the guarantees. As of  December 31, 2020, the Company has not been required to perform under these guarantees. The equipment lease obligations are collateralized by the underlying assets. The current maximum estimated exposure under these guarantees as of  December 31, 2020 and 2019 is believed to be approximately $8,000 and $20,000, respectively. At  December 31, 2020 and 2019, the fair value of these guarantees was $168 and $482, respectively, and is included in Other Accrued Liabilities on the Consolidated Balance Sheets. The fair value of certain of the guarantees was determined using the Company’s risk-adjusted interest rate. Significant increases or decreases in the risk-adjusted interest rates may result in a significantly higher or lower fair value measurement. No other amounts related to financial guarantees and letters of credit are recorded as liabilities in the financial statements. Significant judgment is required in determining the fair value of these guarantees. The guarantees of the leases are classified within Level 3 of the fair value hierarchy.

The Company regularly evaluates the likelihood of default for all guarantees based on an expected loss analysis and records the fair value, if any, of its guarantees as an obligation in the consolidated financial statements.

NOTE 23—SEGMENT INFORMATION:

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management to make decisions on and assess performance of the Company’s reportable segments. CONSOL Energy consists of two reportable segments. The PAMC includes the Bailey Mine, the Enlow Fork Mine, the Harvey Mine and a centralized preparation plant. The PAMC segment’s principal activities include the mining, preparation and marketing of thermal coal. The CONSOL Marine Terminal provides coal export terminal services through the Port of Baltimore. Selling, general and administrative costs are allocated to the Company’s segments based on a percentage of resources utilized, a percentage of total revenue and a percentage of total projected capital expenditures. CONSOL Energy’s Other segment includes revenue and expenses from various corporate and diversified business activities that are not allocated to the PAMC or the CONSOL Marine Terminal segments. The diversified business activities include the development of the Itmann Mine, the Greenfield Reserves, closed and idle mine activities, other income, gain on asset sales related to non-core assets, and gain/loss on debt extinguishment. Additionally, interest expense and income taxes, as well as various other non-operated activities, none of which are individually significant to the Company, are also reflected in CONSOL Energy's Other segment and are not allocated to the PAMC and CONSOL Marine Terminal segments.

The Company evaluates the performance of its segments utilizing Adjusted EBITDA and various sales and production metrics. Adjusted EBITDA is not a measure of financial performance in accordance with GAAP, and items excluded from Adjusted EBITDA are significant in understanding and assessing the Company's financial condition. Therefore, Adjusted EBITDA should not be considered in isolation, nor as an alternative to net income, income from operations, or cash flows from operations, or as a measure of the Company's profitability, liquidity, or performance under GAAP. The Company uses Adjusted EBITDA to measure the operating performance of its segments and to allocate resources to its segments. Investors should be aware that the Company's presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

The CONSOL Marine Terminal has been disclosed in CONSOL Energy’s Other segment during prior years due to its relative contribution to the Company’s Adjusted EBITDA. The recent COVID-19 pandemic has negatively impacted the Company’s 2020 financial performance and has influenced its outlook with respect to the importance of coal exports. Effective December 31, 2020, the Company disclosed the CONSOL Marine Terminal in a separate reportable segment due to its increased contribution to Adjusted EBITDA as well as the increased reliance on coal exports serviced by the CONSOL Marine Terminal in accordance with how the Company's chief operating decision maker receives and reviews financial information. The Company has revised the consolidated segment information for all periods presented in this Annual Report on Form 10-K to reflect this reclassification.

Industry segment results for the year ended  December 31, 2020 are:

		CONSOL		Adjustments
		Marine		and
	PAMC	Terminal	Other	Eliminations	Consolidated
Coal Revenue	$771,363	$—	$1,299	$—	$772,662	(A)
Terminal Revenue	—	66,810	—	—	66,810
Freight Revenue	39,990	—	—	—	39,990
Total Revenue and Freight	$811,353	$66,810	$1,299	$—	$879,462
Adjusted EBITDA	$228,211	$44,356	$(11,044)	$—	$261,523
Segment Assets	$1,864,514	$108,711	$550,141	$—	$2,523,366
Depreciation, Depletion and Amortization	$198,272	$5,095	$7,393	$—	$210,760
Capital Expenditures	$70,195	$1,455	$14,354	$—	$86,004

Industry segment results for the year ended  December 31, 2019 are:

		CONSOL		Adjustments
		Marine		and
	PAMC	Terminal	Other	Eliminations	Consolidated
Coal Revenue	$1,288,529	$—	$—	$—	$1,288,529	(A)
Terminal Revenue	—	67,363	—	—	67,363
Freight Revenue	19,667	—	—	—	19,667
Total Revenue and Freight	$1,308,196	$67,363	$—	$—	$1,375,559
Adjusted EBITDA	$394,354	$44,491	$(32,909)	$—	$405,936
Segment Assets	$1,981,721	$87,558	$624,523	$—	$2,693,802
Depreciation, Depletion and Amortization	$185,616	$4,078	$17,403	$—	$207,097
Capital Expenditures	$148,709	$6,675	$14,355	$—	$169,739

Industry segment results for the year ended  December 31, 2018 are:

		CONSOL		Adjustments
		Marine		and
	PAMC	Terminal	Other	Eliminations	Consolidated
Coal Revenue	$1,364,292	$—	$—	$—	$1,364,292	(A)
Terminal Revenue	—	64,926	—	—	64,926
Freight Revenue	43,572	—	—	—	43,572
Total Revenue and Freight	$1,407,864	$64,926	$—	$—	$1,472,790
Adjusted EBITDA	$479,969	$40,901	$(36,134)	$—	$484,736
Segment Assets	$1,894,209	$84,929	$781,589	$—	$2,760,727
Depreciation, Depletion and Amortization	$178,969	$3,782	$18,513	$—	$201,264
Capital Expenditures	$124,570	$5,475	$15,704	$—	$145,749

(A) For the years ended  December 31, 2020, 2019 and 2018, the PAMC segment had revenues from the following customers, each comprising over 10% of the Company's total sales:

	For the Years Ended December 31,
	2020	2019	2018
Customer A	$134,354	$242,703	$283,703
Customer B	$173,461	$446,403	$274,755
Customer C	$116,536	$215,099	$214,152

Reconciliation of Segment Information to Consolidated Amounts:

Revenue and Other Income:

	For the Years Ended December 31,
	2020	2019	2018
Total Segment Revenue and Freight from External Customers	$879,462	$1,375,559	$1,472,790
Other Income not Allocated to Segments (Note 4)	126,886	53,349	58,660
Gain on Sale of Assets	15,295	1,995	565
Total Consolidated Revenue and Other Income	$1,021,643	$1,430,903	$1,532,015

Adjusted EBITDA:

	For the Years Ended December 31,
	2020	2019	2018
(Loss) Earnings Before Income Tax	$(9,242)	$98,097	$187,613
Interest Expense, net	61,186	66,464	83,848
(Gain) Loss on Debt Extinguishment	(21,352)	24,455	3,922
Interest Income	(1,230)	(2,937)	(2,146)
Depreciation, Depletion and Amortization	210,760	207,097	201,264
CCR Merger Fees	9,822	—	—
Stock/Unit-Based Compensation	11,579	12,760	10,235
Adjusted EBITDA	$261,523	$405,936	$484,736

Total Assets:

	December 31,
	2020	2019
Segment Assets for Total Reportable Business Segments	$1,973,225	$2,069,279
Segment Assets for All Other Business Segments	437,307	427,782
Items Excluded from Segment Assets:
Cash and Other Investments	44,013	93,236
Deferred Tax Assets	68,821	103,505
Total Consolidated Assets	$2,523,366	$2,693,802

Enterprise-Wide Disclosures:

For the years ended December 31, 2020, 2019 and 2018, CONSOL Energy revenue was predominantly attributable to customers based in the United States of America. No individual country outside of the United States was attributed greater than 10% of total tons sold during the years ended December 31, 2020, 2019 and 2018.

CONSOL Energy's property, plant and equipment is predominantly located in the United States. At December 31, 2020 and 2019, less than 1% of the Company's net property, plant and equipment was located in Canada.

NOTE 24—RELATED PARTY TRANSACTIONS

Transactions with the Company's Former Parent (2017)

Transition Services Agreements

The Company entered into a transition services agreement (“TSA”) and certain other agreements in connection with the separation and distribution agreement with its former parent to cover certain continued corporate services provided by the Company and its former parent to each other following the completion of the separation and distribution. In connection with the separation and distribution, the Company began to set up its own corporate functions, and pursuant to the TSA, the Company's former parent provided various corporate support services, including certain accounting, human resources, information technology, office and building, risk, security, tax and treasury, building security and tax services, as well as certain regulatory compliance services required during the period in which the Company remained a majority-owned subsidiary of its former parent. The TSA expired in February 2019. The charges associated with these services were not material during the years ended December 31, 2019 and 2018, and were consistent with expenses that the Company's former parent had historically allocated or incurred with respect to such services.

Former Parent Receivables and Payables

The Company had a receivable from its former parent of $6,791 at December 31, 2019, which was recorded in Other Receivables on the Consolidated Balance Sheets. The balance of this receivable was collected during the year ended December 31, 2020. This receivable relates to reimbursements per the terms of the separation and distribution agreement.

During the year ended December 31, 2018, the Company paid its former parent $18,234 related to the final settlement of shared, separation-related fees. Per the separation and distribution agreement, these costs were split equally by the two companies. These costs consisted of consulting and professional fees associated with preparing for and executing the separation and distribution, as well as various other items.

CONSOL Coal Resources LP

On December 30, 2020, CONSOL Energy completed the acquisition of all of the outstanding common units of CONSOL Coal Resources, and CONSOL Coal Resources became the Company's indirect wholly-owned subsidiary (see Note 2 - Major Transactions in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K for additional information). In connection with the closing of the CCR Merger, CONSOL Energy issued 7,967,690 shares of its common stock to acquire the 10,912,138 common units of CCR held by third-party CCR investors at a fixed exchange ratio of 0.73 shares of CEIX common stock for each CCR unit, for total implied consideration of $51,710.

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

On June 5, 2020, the Company amended the Affiliated Company Credit Agreement to provide eight quarters of financial covenant relaxation, effected a 50 basis points increase in the rate at which borrowings under the Affiliated Company Credit Agreement bore interest, and added additional conditions to be met for the covenants relating to general investments, investments in unrestricted subsidiaries, and distributions to equity holders of the Partnership. The Affiliated Company Credit Agreement had a maturity date of December 28, 2024. Interest accrued at a rate ranging from 4.25% to 5.25%, subject to the Partnership's net leverage ratio. For the years ended December 31, 2020, 2019 and 2018, $9,155, $7,892 and $7,709 of interest was incurred under the Affiliated Company Credit Agreement, respectively. The collateral obligations under the Affiliated Company Credit Agreement generally mirrored the Original CCR Credit Facility, as did the list of entities that acted as guarantors thereunder. The Affiliated Company Credit Agreement was subject to financial covenants relating to a maximum first lien gross leverage ratio and a maximum total net leverage ratio, which were to be calculated on a consolidated basis for the Partnership and its restricted subsidiaries at the end of each fiscal quarter. The Affiliated Company Credit Agreement also contained a number of customary affirmative covenants and negative covenants, including limitations on the ability of the Partnership to incur additional indebtedness, grant liens, and make investments, acquisitions, dispositions, restricted payments, and prepayments of junior indebtedness (subject to certain limited exceptions). In connection with the closing of the CCR Merger, the Affiliated Company Credit Agreement was terminated, all obligations and guarantees thereunder repaid and discharged and all liens granted in connection therewith released. In connection with the termination of the Affiliated Company Credit Agreement and in exchange for, and in satisfaction of, payment of the outstanding balance of approximately $176,535 thereunder, CCR issued 37,322,410 CCR common units to the Company.

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

Charges for services from the Company to CCR include the following:

	For the Years Ended December 31,
	2020	2019	2018
Operating and Other Costs	$3,820	$3,219	$2,918
Selling, General and Administrative Costs	9,604	8,309	8,300
Total Services from CONSOL Energy	$13,424	$11,528	$11,218

Operating and Other Costs include pension service costs and insurance expenses. Selling, General and Administrative Costs include charges for incentive compensation, an annual administrative support fee and reimbursement for the provision of certain management and operating services provided by the Company.

At December 31, 2019, CCR had a net payable to the Company in the amount of $1,419. This payable includes reimbursements for business expenses, executive fees, stock-based compensation and other items under the Omnibus Agreement.

In May 2019, CONSOL Energy Inc.'s Board of Directors approved an expansion of the stock, unit and debt repurchase program (See Note 5 - Stock, Unit and Debt Repurchases). The program expansion allows the Company to use up to $50 million of the program to purchase CCR's outstanding common units in the open market. None of the Partnership's common units were purchased under this program during the year ended December 31, 2020. During the year ended  December 31, 2019, 26,297 of the Partnership's common units were purchased under this program at an average price of $14.05 per unit.

NOTE 25—SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date the financial statements were issued. No material recognized or non-recognizable subsequent events were identified.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure controls and procedures. CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, CONSOL Energy’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2020 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy’s management, including CONSOL Energy’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

CONSOL Energy's internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of CONSOL Energy; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of CONSOL Energy's assets that could have a material effect on our financial statements.

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

Management assessed the effectiveness of CONSOL Energy's internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that CONSOL Energy maintained effective internal control over financial reporting as of December 31, 2020.

Ernst & Young, LLP, our independent registered public accounting firm that has audited the financial statements contained in this annual report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting, which is on page 119 of this annual report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CONSOL Energy Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited CONSOL Energy Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CONSOL Energy Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of CONSOL Energy Inc. and Subsidiaries as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 12, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

February 12, 2021

ITEM 9B.	OTHER INFORMATION

Amendment to CEO Employment Agreement

On February 3, 2021, the Board of Directors of the Company approved an amendment to the existing Employment Agreement between the Company and its Chief Executive Officer, James A. Brock, dated as of February 15, 2018 (the “Employment Agreement”). The purpose of the Amendment, dated as of February 10, 2021 (the “Amendment”), is to provide for additional compensation to Mr. Brock in the form of retention payments to ensure his continued employment with the Company through December 31, 2023.

Under the terms of the Employment Agreement, Mr. Brock's initial three (3) year term expires on February 18, 2021 and will automatically be extended for one (1) additional year unless not later than sixty (60) days immediately preceding such anniversary, the Company or Mr. Brock has given written notice to the other that it does not wish to extend the Employment Agreement. The Amendment provides for a lump sum retention payment based on the Executive's continued employment as follows:

•	if Mr. Brock continues his employment with the Company through December 31, 2021, the Company will pay him a cash lump sum retention payment in the amount of $1,000,000 no later than thirty (30) days following December 31, 2021; and
•	if Mr. Brock continues his employment with the Company through December 31, 2022, the Company will pay him a cash lump sum retention payment in the amount of $1,000,000 no later than thirty (30) days following December 31, 2022.

In the event of Mr. Brock's involuntary termination of employment absent Cause (as defined in the Employment Agreement), death or Permanent Disability (as defined in the Employment Agreement) prior to either December 31, 2021 or December 31, 2022, then the Company will accelerate payment of the $1,000,000 retention payment to him.

The Amendment also (1) updates the Employment Agreement to include Mr. Brock's current base salary, which is $1,000,000, (2) provides that upon his involuntary termination absent Cause, whether or not in connection with a Change in Control (as defined in the Employment Agreement), he will receive a lump sum cash payment reflecting the cost of the Company's continued health care coverage in lieu of continued participation in the Company's plans, and (3) revises the severance amount due Mr. Brock in the event of an involuntary termination of employment absent Cause to include a severance multiple of two times his (x) base salary and (y) target annual incentive under the Company's short-term incentive plan. The terms of the Amendment are effective as of February 10, 2021.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the information under the captions “Proposal No. 1 - Election of Class I and III Directors,” “Executive Officers,” “Beneficial Ownership of Securities” and “Board of Directors and Compensation Information - Board of Directors and its Committees” in the Proxy Statement.

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

The information required by this Item is incorporated by reference from the information under the captions “Board of Directors and Compensation Information - Director Compensation Table - 2020,” “Board of Directors and Compensation Information - Understanding Our Director Compensation Table” and “Executive Compensation Information” in the Proxy Statement.

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

The following documents are filed as part of this report:

(1) Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the Years Ended December 31, 2020, 2019 and 2018

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018

Consolidated Balance Sheets at December 31, 2020 and 2019

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018

Notes to the Audited Consolidated Financial Statements

(2) Schedules:

None

(3) Index to Exhibits

Exhibits	Description	Method of Filing
2.1	Separation and Distribution Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.1 to Form 8-K (File No. 001-38147) filed on December 4, 2017
2.2	Tax Matters Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.2 to Form 8-K (File No. 001-38147) filed on December 4, 2017
2.3	Employee Matters Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.3 to Form 8-K (File No. 001-38147) filed on December 4, 2017
2.4	Intellectual Property Matters Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.4 to Form 8-K (File No. 001-38147) filed on December 4, 2017
2.5***	Agreement and Plan of Merger, dated as of October 22, 2020, by and among CONSOL Energy Inc., Transformer LP Holdings Inc., Transformer Merger Sub LLC, CONSOL Coal Resources LP and CONSOL Coal Resources GP LLC	Filed as Exhibit 2.1 to Form 8-K (File No. 001-38147) filed on October 23, 2020
3.1	Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to Form 8-K (File No. 001-38147) filed on December 4, 2017
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to Form 8-K (File No. 001-38147) filed on May 8, 2020
3.3	Second Amended and Restated Bylaws of the Company	Filed as Exhibit 3.2 to Form 8-K (File No. 001-38147) filed on May 8, 2020
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

Filed as Exhibit 10.8 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.9	CONSOL Energy Inc. Omnibus Performance Incentive Plan*	Filed as Exhibit 4.3 to Form S-8 (File No. 333-221727) filed on November 22, 2017
10.10	Purchase and Sale Agreement, dated as of November 30, 2017, by and among CONSOL Marine Terminals LLC, CONSOL Pennsylvania Coal Company LLC and CONSOL Funding LLC	Filed as Exhibit 10.11 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.11	Sub-Originator Sale Agreement, dated as of November 30, 2017, by and between CONSOL Thermal Holdings LLC and CONSOL Pennsylvania Coal Company LLC	Filed as Exhibit 10.12 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.12

Receivables Financing Agreement, dated as of November 30, 2017, by and among CONSOL Funding LLC, CONSOL Pennsylvania Coal Company LLC, PNC Bank, N.A., PNC Capital Markets, LLC and certain lenders from time to time party thereto

Filed as Exhibit 10.13 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.13	First Amendment to Receivables Financing Agreement dated as of May 29, 2018	Filed herewith
10.14	Second Amendment to Receivables Financing Agreement dated as of June 26, 2018	Filed herewith
10.15	Third Amendment to Receivables Financing Agreement dated as of July 19, 2018	Filed herewith
10.16	Fourth Amendment to Receivables Financing Agreement dated as of August 30, 2018	Filed herewith
10.17	Fifth Amendment to Receivables Financing Agreement dated as of March 27, 2020**	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on May 11, 2020
10.18	Second Amendment and Restatement of Master Cooperation and Safety Agreement by and among CONSOL Energy Inc., CNX Gas Company LLC, CNX Resources Holdings LLC and certain other parties thereto	Filed as Exhibit 10.5 to Form 10-12B/A (File No. 001-38147) filed on October 27, 2017
10.19	CONSOL Energy Inc. Deferred Compensation Plan for Non-Employee Directors*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on November 1, 2018
10.20

Omnibus Amendment, dated as of August 30, 2018, by and among CONSOL Funding LLC, CONSOL Pennsylvania Coal Company LLC, CONSOL Thermal Holdings LLC, CONSOL Energy Inc., CONSOL Marine Terminals LLC and PNC Bank, N.A.

Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on September 6, 2018
10.21	Employment Agreement of James A. Brock*	Filed as Exhibit 10.1 to Form 10-Q (File No. 001-38147) filed on May 3, 2018

10.22	Change in Control Severance Agreement for Martha A. Wiegand*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.23	Change in Control Severance Agreement for Kurt Salvatori*	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.24	Change in Control Severance Agreement for John Rothka*	Filed as Exhibit 10.6 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.25	Form Notice of Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.7 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.26	Form Notice of Performance-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.8 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.27	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Spin Recognition (Non-Employee Director)*	Filed as Exhibit 10.9 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.28	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Spin Recognition*	Filed as Exhibit 10.10 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.29

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
10.30

Amendment No. 1, dated as of March 28, 2019, to Affiliated Company Credit Agreement, dated November 28, 2017, by and among CONSOL Coal Resources LP, certain of its affiliates party thereto, CONSOL Energy Inc. and PNC Bank, National Association

Filed as Exhibit 10.2 to Form 8-K (File No. 001-38147) filed on April 3, 2019
10.31	Letter Agreement by and between CONSOL Energy Inc. and James J. McCaffrey dated as of February 7, 2019*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on May 8, 2019
10.32	Form Notice of Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on May 8, 2019
10.33	Form Notice of Performance-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on May 8, 2019
10.34	Change in Control Severance Agreement for Mitesh Thakkar*	Filed as Exhibit 10.6 to Form 10-Q (File No. 001-38147) filed on May 11, 2020
10.35	Form of Notice of Restricted Stock Unit Award Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on May 11, 2020
10.36	Form of Notice of Performance-Based Restricted Stock Unit Award Terms and Conditions for James A. Brock*#	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on May 11, 2020
10.37	Form of Notice of Performance-Based Cash Award*#	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on May 11, 2020
10.38	Amendment to Letter Agreement by and between CONSOL Energy Inc. and James J. McCaffrey dated as of February 13, 2020*	Filed as Exhibit 10.1 to Form 10-Q (File No. 001-38147) filed on May 11, 2020
10.39	Amendment No. 2, dated as of June 5, 2020, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term Loan A Lenders, Citibank, N.A., as administrative agent for the Term Loan B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the other Secured Parties referred to therein	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on June 11, 2020
10.40	CONSOL Energy Inc. 2020 Amended and Restated Omnibus Performance Incentive Plan*	Filed as Exhibit 4.4 to Registration Statement on Form S-8 (file No. 333-238173) filed on May 11, 2020
10.41	Letter Agreement between James J. McCaffrey and CONSOL Mining Company LLC*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on August 10, 2020
10.42	Form of Notice of Restricted Stock Unit Award Terms and Conditions for Non-Employee Directors*	File as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on August 10, 2020
10.43	Support Agreement, dated as of October 22, 2020, by and among CONSOL Energy Inc. and CONSOL Coal Resources LP	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on October 23, 2020
10.44	Amendment to CONSOL Energy Inc. 2020 Amended and Restated Omnibus Performance Incentive Plan, effective as of December 30, 2020 (incorporated by reference to Exhibit 4.5 to CEIX's Registration Statement on Form S-8 filed on December 31, 2020)	Filed as Exhibit 4.5 to Form S-8 (File No. 001-38147) filed on December 31, 2020
10.45	First Amendment to Employment Agreement of James A. Brock*	Filed herewith
21	Subsidiaries of CONSOL Energy Inc.	Filed herewith
23.1	Consent of Ernst & Young LLP	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
95	Mine Safety and Health Administration Safety Data	Filed herewith
101	Interactive Data File (Form 10-K for the year ended December 31, 2020, furnished in Inline XBRL)	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

* Indicates management contract or compensatory plan or arrangement.

** Information in this exhibit identified by brackets is confidential and has been excluded pursuant to Item 601(b)(10)(iv) of Regulation S-K because it (i) is not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

*** The schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 12th day of February, 2021.

CONSOL ENERGY INC.

By:	/s/ JAMES A. BROCK
James A. Brock
Director, Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ MITESHKUMAR B. THAKKAR
Miteshkumar B. Thakkar
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 12th day of February, 2021, by the following persons on behalf of the registrant in the capacities indicated:

Signature	Title

/s/ JAMES A. BROCK	Director, Chief Executive Officer and President
James A. Brock	(Principal Executive Officer)

/s/ MITESHKUMAR B. THAKKAR	Chief Financial Officer
Miteshkumar B. Thakkar	(Principal Financial Officer)

/s/ JOHN M. ROTHKA	Chief Accounting Officer
John M. Rothka	(Principal Accounting Officer)

/s/ WILLIAM P. POWELL	Director and Chairman of the Board
William P. Powell

/s/ SOPHIE BERGERON	Director
Sophie Bergeron

/s/ JOHN T. MILLS	Director
John T. Mills

/s/ JOSEPH P. PLATT	Director
Joseph P. Platt

/s/ EDWIN S. ROBERSON	Director
Edwin S. Roberson