Form 10-Q
period 2021-03-31
CONSOL Energy Inc.
filed 2021-05-04
CIK 1710366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________________

FORM 10-Q

__________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2021

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

CONSOL Energy Inc. had 34,439,010 shares of common stock, $0.01 par value, outstanding at April 23, 2021.

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

•

“Coal Business” refers to all of our interest in the Pennsylvania Mining Complex (PAMC) and certain related coal assets, including: (i) our 100% interest in the Partnership, which owns a 25% undivided interest in the PAMC; (ii) the CONSOL Marine Terminal; (iii) development of the Itmann Mine; and (iv) undeveloped coal reserves (Greenfield Reserves) located in the Northern Appalachian, Central Appalachian and Illinois basins and certain related coal assets and liabilities;

•	“CONSOL Marine Terminal” refers to the Company's terminal operations located at the Port of Baltimore;

•	“former parent” refers to CNX Resources Corporation and its consolidated subsidiaries;

•	“General Partner” refers to CONSOL Coal Resources GP LLC, a Delaware limited liability company and the general partner of the Partnership;

•

“Greenfield Reserves” means those undeveloped reserves owned by the Company in the Northern Appalachian, Central Appalachian and Illinois basins that are not associated with the Pennsylvania Mining Complex or the Itmann Mine project;

•	“Partnership,” “CCR” or “CONSOL Coal Resources” refers to a Delaware limited partnership that holds a 25% undivided interest in, and is the sole operator of, the Pennsylvania Mining Complex;

•	“Pennsylvania Mining Complex” or “PAMC” refers to the Bailey, Enlow Fork and Harvey coal mines, coal reserves and related assets and operations located primarily in southwestern Pennsylvania; and

•

“separation and distribution” refers to the separation of the Coal Business from our former parent’s other businesses on November 28, 2017 and the pro rata distribution of the Company's issued and outstanding shares of common stock to its former parent's stockholders on November 29, 2017, and the creation, as a result of the distribution, of an independent, publicly-traded company (the Company) to hold the assets and liabilities associated with the Coal Business after the distribution.

PART I : FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOL ENERGY INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
Revenue and Other Income:	2021	2020
Coal Revenue	$285,535	$255,452
Terminal Revenue	18,212	16,501
Freight Revenue	27,013	3,147
Miscellaneous Other Income	3,189	16,170
Gain (Loss) on Sale of Assets	8,202	(14)
Total Revenue and Other Income	342,151	291,256
Costs and Expenses:
Operating and Other Costs	185,110	212,275
Depreciation, Depletion and Amortization	59,897	54,943
Freight Expense	27,013	3,147
Selling, General and Administrative Costs	23,964	17,670
Gain on Debt Extinguishment	(683)	(16,833)
Interest Expense, net	15,261	15,671
Total Costs and Expenses	310,562	286,873
Earnings Before Income Tax	31,589	4,383
Income Tax Expense	5,185	1,908
Net Income	26,404	2,475
Less: Net Income Attributable to Noncontrolling Interest	—	108
Net Income Attributable to CONSOL Energy Inc. Shareholders	$26,404	$2,367

Earnings per Share:
Total Basic Earnings per Share	$0.77	$0.09
Total Dilutive Earnings per Share	$0.75	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net Income	$26,404	$2,475

Other Comprehensive Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: ($1,164),($1,214))	3,360	3,624
Unrealized Gain (Loss) on Cash Flow Hedges (Net of tax: ($144), $933)	414	(2,773)
Other Comprehensive Income	3,774	851

Comprehensive Income	$30,178	$3,326

Less: Comprehensive Income Attributable to Noncontrolling Interest	—	123

Comprehensive Income Attributable to CONSOL Energy Inc. Shareholders	$30,178	$3,203

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	(Unaudited)
	March 31,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and Cash Equivalents	$91,174	$50,850
Restricted Cash	303	—
Accounts and Notes Receivable
Trade Receivables, net	124,629	118,289
Other Receivables, net	41,602	42,157
Inventories	55,209	56,200
Prepaid Expenses and Other Assets	23,825	25,445
Total Current Assets	336,742	292,941
Property, Plant and Equipment:
Property, Plant and Equipment	5,131,739	5,143,696
Less - Accumulated Depreciation, Depletion and Amortization	3,117,651	3,094,634
Total Property, Plant and Equipment—Net	2,014,088	2,049,062
Other Assets:
Deferred Income Taxes	62,261	68,821
Right of Use Asset - Operating Leases	48,337	53,436
Other, net	59,132	59,106
Total Other Assets	169,730	181,363
TOTAL ASSETS	$2,520,560	$2,523,366

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	(Unaudited)
	March 31,	December 31,
	2021	2020
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$75,382	$71,229
Current Portion of Long-Term Debt	50,057	53,846
Other Accrued Liabilities	245,755	243,395
Total Current Liabilities	371,194	368,470
Long-Term Debt:
Long-Term Debt	550,444	566,858
Finance Lease Obligations	34,877	36,203
Total Long-Term Debt	585,321	603,061
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	383,457	387,637
Pneumoconiosis Benefits	228,687	229,720
Asset Retirement Obligations	227,922	228,182
Workers’ Compensation	63,414	64,390
Salary Retirement	28,527	35,359
Operating Lease Liability	32,434	35,655
Other	16,539	17,373
Total Deferred Credits and Other Liabilities	980,980	998,316
TOTAL LIABILITIES	1,937,495	1,969,847

Stockholders' Equity:
Common Stock, $0.01 Par Value; 62,500,000 Shares Authorized, 34,371,205 Shares Issued and Outstanding at March 31, 2021; 34,031,374 Shares Issued and Outstanding at December 31, 2020	344	340
Capital in Excess of Par Value	642,054	642,887
Retained Earnings	273,254	246,850
Accumulated Other Comprehensive Loss	(332,587)	(336,558)
TOTAL EQUITY	583,065	553,519
TOTAL LIABILITIES AND EQUITY	$2,520,560	$2,523,366

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
December 31, 2020	$340	$642,887	$246,850	$(336,558)	$553,519
(Unaudited)
Net Income	—	—	26,404	—	26,404
Actuarially Determined Long-Term Liability Adjustments (Net of $1,164 Tax)	—	—	—	3,360	3,360
Interest Rate Hedge (Net of $144 Tax)	—	—	—	414	414
Comprehensive Income	—	—	26,404	3,774	30,178
Issuance of Common Stock	4	(4)	—	—	—
Amortization of Stock-Based Compensation Awards	—	1,509	—	—	1,509
Shares Withheld for Taxes	—	(2,072)	—	—	(2,072)
CCR Merger	—	(266)	—	197	(69)
March 31, 2021	$344	$642,054	$273,254	$(332,587)	$583,065

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total CONSOL Energy Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
December 31, 2019	$259	$523,762	$259,903	$(348,725)	$435,199	$137,196	$572,395
(Unaudited)
Net Income	—	—	2,367	—	2,367	108	2,475
Actuarially Determined Long-Term Liability Adjustments (Net of $1,214 Tax)	—	—	—	3,609	3,609	15	3,624
Interest Rate Hedge (Net of ($933) Tax)	—	—	—	(2,773)	(2,773)	—	(2,773)
Comprehensive Income	—	—	2,367	836	3,203	123	3,326
Adoption of ASU 2016-13 (Net of ($1,109) Tax)	—	—	(3,298)	—	(3,298)	—	(3,298)
Issuance of Common Stock	1	(1)	—	—	—	—	—
Amortization of Stock-Based Compensation Awards	—	4,856	—	—	4,856	158	5,014
Shares/Units Withheld for Taxes	—	(555)	—	—	(555)	(217)	(772)
Distributions to Noncontrolling Interest	—	—	—	—	—	(5,575)	(5,575)
March 31, 2020	$260	$528,062	$258,972	$(347,889)	$439,405	$131,685	$571,090

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash Flows from Operating Activities:
Net Income	$26,404	$2,475
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	59,897	54,943
(Gain) Loss on Sale of Assets	(8,202)	14
Stock/Unit-Based Compensation	1,509	5,014
Amortization of Debt Issuance Costs	2,140	1,444
Gain on Debt Extinguishment	(683)	(16,833)
Deferred Income Taxes	5,185	1,908
Equity in Earnings of Affiliates	206	315
Changes in Operating Assets:
Accounts and Notes Receivable	(5,764)	23,064
Inventories	475	(4,507)
Prepaid Expenses and Other Assets	1,620	4,845
Changes in Other Assets	(1,459)	191
Changes in Operating Liabilities:
Accounts Payable	(73)	(15,726)
Other Operating Liabilities	9,242	3,899
Changes in Other Liabilities	(12,501)	(9,646)
Net Cash Provided by Operating Activities	77,996	51,400
Cash Flows from Investing Activities:
Capital Expenditures	(13,800)	(27,178)
Proceeds from Sales of Assets	8,488	—
Other Investing Activity	(182)	—
Net Cash Used in Investing Activities	(5,494)	(27,178)
Cash Flows from Financing Activities:
Proceeds from Finance Lease Obligations	—	16,293
Payments on Finance Lease Obligations	(8,498)	(4,899)
Payments on Term Loan A	(6,250)	(3,750)
Payments on Term Loan B	(5,536)	(688)
Payments on Second Lien Notes	(9,338)	(25,480)
Payments on Asset-Backed Financing	(181)	(174)
Distributions to Noncontrolling Interest	—	(5,575)
Shares/Units Withheld for Taxes	(2,072)	(772)
Debt-Related Financing Fees	—	(643)
Net Cash Used in Financing Activities	(31,875)	(25,688)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	40,627	(1,466)
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	50,850	80,293
Cash and Cash Equivalents and Restricted Cash at End of Period	$91,477	$78,827

Non-Cash Investing and Financing Activities:
Finance Lease	$8,226	$7,023
Other Equipment Financing	$—	$9,129

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for future periods.

The Consolidated Balance Sheet at December 31, 2020 has been derived from the Audited Consolidated Financial Statements at that date but does not include all disclosures required by GAAP. This Form 10-Q report should be read in conjunction with CONSOL Energy Inc.'s Annual Report on Form 10-K for the year ended December 31, 2020.

Basis of Consolidation

The Consolidated Financial Statements include the accounts of CONSOL Energy Inc. and its wholly-owned and majority-owned and/or controlled subsidiaries. The portion of these entities that is not owned by the Company is presented as non-controlling interest. All significant intercompany transactions and accounts have been eliminated in consolidation.

Recent Accounting Pronouncements

In January 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-01 - Reference Rate Reform (Topic 848) to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. Specifically, certain provisions in Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. Amendments in this Update to the expedients and exceptions in Topic 848 capture the incremental consequences of the scope clarification and tailor the existing guidance to derivative instruments affected by the discounting transition. CONSOL Energy adopted this guidance during the three months ended March 31, 2021, and there was no material impact on the Company's financial statements.

In March 2020, the FASB issued ASU 2020-04 - Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this Update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In response to concerns about structural risks of interbank offered rates (IBORs), and, particularly, the risk of cessation of the London Interbank Offered Rate (LIBOR), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. This Update also provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic, the amendments in this Update must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. CONSOL Energy adopted this guidance during the three months ended March 31, 2021, and there was no material impact on the Company's financial statements.

In January 2020, the FASB issued ASU 2020-01 - Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The amendments in this Update clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. These amendments improve current GAAP by reducing diversity in practice and increasing comparability of the accounting for these interactions. The amendments in this Update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. CONSOL Energy adopted this guidance during the three months ended March 31, 2021, and there was no material impact on the Company's financial statements.

In December 2019, the FASB issued ASU 2019-12 - Income Taxes (Topic 740) to reduce the complexity of accounting for income taxes while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in Update 2019-12 removed the following exceptions: (1) the exception to the incremental approach for intra-period tax allocation; (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments; and (3) the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The amendments in Update 2019-12 also simplified the accounting for income taxes in the areas of franchise tax, step up in the tax basis of goodwill associated with a business combination, allocation of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements, and presentation of the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The Update added minor codification improvements for income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method. These changes are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. CONSOL Energy adopted this guidance during the three months ended March 31, 2021, and there was no material impact on the Company's financial statements.

Earnings per Share

Basic earnings per share are computed by dividing net income attributable to CONSOL Energy Inc. shareholders by the weighted average number of shares outstanding during the reporting period. Dilutive earnings per share are computed similarly to basic earnings per share, except that the weighted average number of shares outstanding is increased to include additional shares from restricted stock units and performance share units, if dilutive. The number of additional shares is calculated by assuming that outstanding restricted stock units and performance share units were released, and that the proceeds from such activities were used to acquire shares of common stock at the average market price during the reporting period.

The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive:

	Three Months Ended
	March 31,
	2021	2020
Anti-Dilutive Restricted Stock Units	61,650	141,279
Anti-Dilutive Performance Share Units	—	—
	61,650	141,279

The computations for basic and dilutive earnings per share are as follows:

	Three Months Ended
Dollars in thousands, except per share data	March 31,
	2021	2020
Numerator:
Net Income	$26,404	$2,475
Less: Net Income Attributable to Noncontrolling Interest	—	108
Net Income Attributable to CONSOL Energy Inc. Shareholders	$26,404	$2,367

Denominator:
Weighted-average shares of common stock outstanding	34,206,632	25,987,155
Effect of dilutive shares	837,450	265,056
Weighted-average diluted shares of common stock outstanding	35,044,082	26,252,211

Earnings per Share:
Basic	$0.77	$0.09
Dilutive	$0.75	$0.09

As of March 31, 2021, CONSOL Energy has 500,000 shares of preferred stock, none of which are issued or outstanding.

Reclassifications

During the year ended December 31, 2020, the Company added the CONSOL Marine Terminal to its reportable segments disclosed in Note 16 - Segment Information. As a result, certain reclassifications of 2020 segment information have been made to conform to the 2021 presentation. These reclassifications had no effect on previously reported total assets, net income, stockholders' equity or cash flows from operating activities.

NOTE 2—MAJOR TRANSACTIONS:

Merger with CONSOL Coal Resources LP

On October 22, 2020, CONSOL Energy, the Partnership, the General Partner, a wholly-owned subsidiary of CONSOL Energy, and Merger Sub entered into a definitive merger agreement (the “Merger Agreement”) pursuant to which Merger Sub merged with and into the Partnership, with the Partnership surviving as an indirect, wholly-owned subsidiary of CONSOL Energy (the “Merger”). On December 30, 2020, the Merger was completed and CONSOL Energy issued 7,967,690 shares of common stock to acquire the 10,912,138 common units of CCR not owned by CONSOL Energy prior to the Merger at a fixed exchange ratio of 0.73 shares of CONSOL Energy common stock for each CCR unit, for total implied consideration of $51,710. As a result of the Merger, CCR's common units are no longer publicly traded.

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

Prior to the effective date of the Merger, public unitholders held a 39.3% equity interest in CCR's outstanding common units and CONSOL Energy owned the remaining 60.7% equity interest. The earnings of CCR that were attributed to its common units held by the public prior to the Merger are reflected in Net Income Attributable to Noncontrolling Interest in the Consolidated Statements of Income.

The Company incurred $9,822 of transaction costs directly attributable to the Merger during the year ended December 31, 2020, including financial advisory, legal service and other professional fees, which were recorded to Selling, General and Administrative Costs in the Consolidated Statements of Income.

Settlement Transaction with Murray Energy

On September 16, 2020, CONSOL entered into a settlement transaction with (i) Murray Energy Holdings Co., Murray Energy Corporation, and their direct and indirect subsidiaries (such entities that are debtors in possession in Murray Energy Holdings Co.’s jointly administered Chapter 11 cases) and (ii) ACNR Holdings, Inc. to fully and finally resolve the disputes raised in the litigation captioned CONSOL Energy Inc. v Murray Energy Holdings Co., et al., Adversary Case 2:20-ap-02036, arising out of Murray Energy Holdings Co.'s bankruptcy proceedings and any and all other disputes, controversies, or causes of action between and among them. The underlying agreements and compromises, which have been memorialized in definitive documentation, were treated as a single, integrated transaction. As of March 31, 2021, this single, integrated transaction resulted in $4,895 of Other Receivables, net, and $22,766 of Other Assets, net, included in the Consolidated Balance Sheets. As of December 31, 2020, this single, integrated transaction resulted in $4,867 of Other Receivables, net, and $22,055 of Other Assets, net, included in the Consolidated Balance Sheets. See Note 14 - Commitments and Contingent Liabilities with respect to additional information relating to certain liabilities of the Company under the Coal Act (as defined below).

NOTE 3—REVENUE:

The following table disaggregates CONSOL Energy's revenue from contracts with customers to depict how the nature, amount, timing and uncertainty of the Company's revenues and cash flows are affected by economic factors:

	Three Months Ended
	March 31, 2021	March 31, 2020
Coal Revenue	$285,535	$255,452
Terminal Revenue	18,212	16,501
Freight Revenue	27,013	3,147
Total Revenue from Contracts with Customers	$330,760	$275,100

Coal Revenue

CONSOL Energy's coal revenue is generally recognized when title passes to the customer and the price is fixed and determinable. Generally, title passes when coal is loaded at the central preparation facility, the CONSOL Marine Terminal or, on occasion, other destinations. The Company's coal contract revenue per ton is fixed and determinable and adjusted for nominal quality adjustments. Some coal contracts also contain positive electric power price-related adjustments, which represent market-driven price adjustments, wherein no additional value is exchanged, in addition to a fixed base price per ton. The Company’s coal contracts generally do not allow for retroactive adjustments to pricing after title to the coal has passed. The Company's coal supply contracts and other sales and operating revenue contracts vary in length from short-term to long-term contracts and do not typically have significant financing components.

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

While CONSOL Energy does, from time to time, experience costs of obtaining coal customer contracts with amortization periods greater than one year, those costs are generally immaterial to the Company's net income. At March 31, 2021 and December 31, 2020, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. As of and for the three months ended March 31, 2021 and 2020, the Company has not recognized any amortization of previously existing capitalized costs of obtaining customer contracts. Further, the Company has not recognized any coal revenue in the current period that is not a result of current period performance.

Terminal Revenue

Terminal revenues are attributable to the Company's CONSOL Marine Terminal and include revenues earned from providing receipt and unloading of coal from rail cars, transporting coal from the receipt point to temporary storage or stockpile facilities located at the Terminal, stockpiling, blending, weighing, sampling, redelivery, and loading of coal onto vessels. Revenues for these services are earned on a ratable basis, and performance obligations are considered fulfilled as the services are performed.

The CONSOL Marine Terminal does not normally experience material costs of obtaining customer contracts with amortization periods greater than one year. At March 31, 2021 and December 31, 2020, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. As of and for the three months ended March 31, 2021 and 2020, the Company has not recognized any amortization of previously existing capitalized costs of obtaining Terminal customer contracts. Further, the Company has not recognized any revenue in the current period that is not a result of current period performance.

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

NOTE 4—MISCELLANEOUS OTHER INCOME:

	Three Months Ended March 31,
	2021	2020
Royalty Income - Non-Operated Coal	$1,601	$4,504
Interest Income	858	244
Rental Income	215	497
Contract Buyout	—	10,825
Other	515	100
Miscellaneous Other Income	$3,189	$16,170

Contract buyout income earned during the three months ended March 31, 2020 was primarily the result of partial contract buyouts that involved negotiations to reduce coal quantities several customers were otherwise obligated to purchase under contracts in exchange for payment of certain fees to the Company, and do not impact forward contract terms.

NOTE 5—COMPONENTS OF PENSION AND OTHER POST-EMPLOYMENT BENEFIT (OPEB) PLANS NET PERIODIC BENEFIT COSTS:

The components of Net Periodic Benefit (Credit) Cost are as follows:

	Pension Benefits		Other Post-Employment Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Service Cost	$279	$296	$—	$—
Interest Cost	3,550	5,044	1,818	3,199
Expected Return on Plan Assets	(10,542)	(10,455)	—	—
Amortization of Prior Service Credits	—	—	(601)	(601)
Amortization of Actuarial Loss	1,367	1,730	1,629	2,319
Net Periodic Benefit (Credit) Cost	$(5,346)	$(3,385)	$2,846	$4,917

(Credits) expenses related to pension and other post-employment benefits are reflected in Operating and Other Costs in the Consolidated Statements of Income.

NOTE 6—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:

The components of Net Periodic Benefit Cost are as follows:

	CWP		Workers' Compensation
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Service Cost	$1,115	$1,151	$1,059	$1,569
Interest Cost	1,178	1,551	282	461
Amortization of Actuarial Loss (Gain)	2,091	1,401	(45)	(122)
State Administrative Fees and Insurance Bond Premiums	—	—	468	621
Net Periodic Benefit Cost	$4,384	$4,103	$1,764	$2,529

NOTE 7—INCOME TAXES:

The provision for income taxes for the three months ended March 31, 2021 was $5,185, or 16.4% of earnings before income taxes based on the actual year-to-date effective rate for this period. The income tax provision for interim periods is generally determined using an estimate of the Company's annual effective tax rate, and adjusted for discrete items, if any, in the relevant period. However, given current and expected operating activities during the year, considering the significant benefit from excess percentage depletion, estimating a reliable annual effective tax rate has become difficult as small changes in forecasted results can produce significant changes to the Company's annual effective tax rate. Therefore, the Company has determined that the actual year-to-date effective tax rate is the best estimate for the reporting period ended March 31, 2021. The Company will continue to utilize this methodology until reliable estimates of the annual effective tax rate can be made. The effective tax rate for the three months ended March 31, 2021 differs from the U.S. federal statutory rate of 21%, primarily due to the income tax benefit for excess percentage depletion, offset by the impact of tax expense related to compensation.

During the three months ended March 31, 2020, the Company evaluated the impact of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which had various income tax related provisions, including temporary net operating loss carryback and limitation measures, a relaxation of the limitation on interest deductions, the postponement of statutory filing dates, and a technical correction of the 2017 Tax Cuts and Jobs Act related to qualified improvement property. The CARES Act increased the amount of deductible interest from 30% of adjusted taxable income to 50% for tax years 2019 and 2020, which generated a cash tax benefit, but also reduced the base of earnings upon which percentage depletion was computed. The effective tax rate for the three months ended March 31, 2020 was 44.6%, which differed from the U.S. federal statutory rate of 21%, primarily due to discrete income tax charges related to equity compensation and the effect of the CARES Act as noted above, partially offset by the benefit anticipated for excess percentage depletion.

The Company utilizes the “more likely than not” standard in recognizing a tax benefit in its financial statements. For the three months ended March 31, 2021 and the year ended December 31, 2020, the Company did not have any unrecognized tax benefits.

The Company is subject to taxation in the United States and its various states, as well as Canada and its various provinces. Under the provisions of the tax matters agreement entered into between the Company and its former parent on November 28, 2017 (the “TMA”), certain subsidiaries of the Company are subject to examination for period January 1, 2017 through November 28, 2017. Furthermore, the Company is subject to examination for the period November 28, 2017 through  December 31, 2020 for federal and state returns.

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

	Trade Receivables	Other Receivables	Other Assets

Beginning Balance, December 31, 2020	$4,426	$4,710	$1,661
Provision for expected credit losses	120	2,024	12
Ending Balance, March 31, 2021	$4,546	$6,734	$1,673

NOTE 9—INVENTORIES:

Inventory components consist of the following:

	March 31,	December 31,
	2021	2020
Coal	$10,227	$7,163
Supplies	44,982	49,037
Total Inventories	$55,209	$56,200

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

Pursuant to the securitization facility, CONSOL Thermal Holdings LLC, an indirect, wholly-owned subsidiary of the Partnership, sells current and future trade receivables to CONSOL Pennsylvania Coal Company LLC, a wholly-owned subsidiary of the Company. CONSOL Marine Terminals LLC, a wholly-owned subsidiary of the Company, and CONSOL Pennsylvania Coal Company LLC sell and/or contribute current and future trade receivables (including receivables sold to CONSOL Pennsylvania Coal Company LLC by CONSOL Thermal Holdings LLC) to CONSOL Funding LLC, a wholly-owned subsidiary of the Company (the “SPV”). The SPV, in turn, pledges its interests in the receivables to PNC Bank, N.A., which either makes loans or issues letters of credit on behalf of the SPV. The maximum amount of advances and letters of credit outstanding under the securitization facility may not exceed $100 million.

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

At March 31, 2021, the Company's eligible accounts receivable yielded $25,197 of borrowing capacity. At March 31, 2021, the facility had no outstanding borrowings and $25,500 of letters of credit outstanding, leaving no unused capacity. CONSOL Energy posted $303 of cash collateral to secure the difference in the outstanding letters of credit and the eligible accounts receivable. Cash collateral of $303 is included in Restricted Cash in the Consolidated Balance Sheets. At December 31, 2020, the Company's eligible accounts receivable yielded $31,868 of borrowing capacity. At December 31, 2020, the facility had no outstanding borrowings and $31,218 of letters of credit outstanding, leaving available borrowing capacity of $650. Costs associated with the receivables facility totaled $261 and $341 for the three months ended March 31, 2021 and 2020, respectively. These costs have been recorded as financing fees which are included in Operating and Other Costs in the Consolidated Statements of Income. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.

NOTE 11—PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

	March 31,	December 31,
	2021	2020
Plant and Equipment	$3,118,268	$3,134,149
Coal Properties and Surface Lands	875,079	874,567
Airshafts	456,083	452,976
Mine Development	356,136	354,691
Advance Mining Royalties	326,173	327,313
Total Property, Plant and Equipment	5,131,739	5,143,696
Less: Accumulated Depreciation, Depletion and Amortization	3,117,651	3,094,634
Total Property, Plant and Equipment, Net	$2,014,088	$2,049,062

Coal reserves are either owned in fee or controlled by lease. The duration of the leases vary; however, the lease terms are generally extended automatically to the exhaustion of economically recoverable reserves, as long as active mining continues. Coal interests held by lease provide the same rights as fee ownership for mineral extraction and are legally considered real property interests.

As of March 31, 2021 and December 31, 2020, property, plant and equipment includes gross assets under finance leases of $74,504 and $112,334, respectively. Accumulated amortization for finance leases was $19,325 and $56,761 at March 31, 2021 and December 31, 2020, respectively. Amortization expense for assets under finance leases approximated $8,619 and $4,964 for the three months ended March 31, 2021 and 2020, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying Consolidated Statements of Income.

NOTE 12—OTHER ACCRUED LIABILITIES:

	March 31,	December 31,
	2021	2020
Subsidence Liability	$91,432	$89,554
Accrued Payroll and Benefits	23,185	21,179
Accrued Interest	8,985	6,236
Litigation	8,457	3,625
Accrued Other Taxes	5,267	7,126
Accrued Equipment Obligations	300	6,698
Other	20,319	20,220
Current Portion of Long-Term Liabilities:
Postretirement Benefits Other than Pensions	25,867	26,073
Asset Retirement Obligations	20,587	20,587
Operating Lease Liability	19,540	20,241
Pneumoconiosis Benefits	12,133	12,203
Workers' Compensation	9,683	9,653
Total Other Accrued Liabilities	$245,755	$243,395

NOTE 13—LONG-TERM DEBT:

	March 31,	December 31,
	2021	2020
Debt:
Term Loan B due in September 2024 (Principal of $264,652 and $270,188 less Unamortized Discount of $875 and $938, 4.61% and 4.65% Weighted Average Interest Rate, respectively)	$263,777	$269,250
11.00% Senior Secured Second Lien Notes due November 2025	156,957	167,147
MEDCO Revenue Bonds in Series due September 2025 at 5.75%	102,865	102,865
Term Loan A due in March 2023 (5.50% Weighted Average Interest Rate)	60,000	66,250
Other Asset-Backed Financing Arrangements	2,632	2,813
Advance Royalty Commitments (13.68% Weighted Average Interest Rate)	2,185	2,185
Less: Unamortized Debt Issuance Costs	9,083	9,921
	579,333	600,589
Less: Amounts Due in One Year*	28,889	33,731
Long-Term Debt	$550,444	$566,858

* Excludes current portion of Finance Lease Obligations of $21,168 and $20,115 at March 31, 2021 and December 31, 2020, respectively.

In November 2017, CONSOL Energy entered into a revolving credit facility with PNC Bank, N.A. with commitments up to $300 million (the “Revolving Credit Facility”), a Term Loan A Facility of up to $100 million (the “TLA Facility”) and a Term Loan B Facility of up to $400 million (the “TLB Facility”, and together with the Revolving Credit Facility and the TLA Facility, the “Senior Secured Credit Facilities”). On March 28, 2019, the Company amended the Senior Secured Credit Facilities to increase the borrowing commitment of the Revolving Credit Facility to $400 million and reallocate the principal amounts outstanding under the TLA Facility and TLB Facility. On March 29, 2021, the Company amended the Senior Secured Credit Facilities to revise the negative covenant with respect to other indebtedness to allow the Company to incur obligations under the tax-exempt solid waste disposal revenue bonds. On June 5, 2020, the Company amended the Senior Secured Credit Facilities (the “amendment”) to provide eight quarters of financial covenant relaxation, effect an increase in the rate at which borrowings under the Revolving Credit Facility and the TLA Facility bear interest, and add an anti-cash hoarding provision. Borrowings under the Company's Senior Secured Credit Facilities bear interest at a floating rate which can be, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) an alternate base rate plus an applicable margin. The applicable margin for the Revolving Credit Facility and TLA Facility depends on the total net leverage ratio, whereas the applicable margin for the TLB Facility is fixed. The amendment increased the applicable margin by 50 basis points on both the Revolving Credit Facility and the TLA Facility. The maturity date of the Revolving Credit and TLA Facilities is March 28, 2023. The TLB Facility's maturity date is September 28, 2024. Obligations under the Senior Secured Credit Facilities are guaranteed by (i) all owners of the PAMC held by the Company, (ii) any other members of the Company’s group that own any portion of the collateral securing the Revolving Credit Facility, and (iii) subject to certain customary exceptions and agreed materiality thresholds, all other existing or future direct or indirect wholly-owned restricted subsidiaries of the Company. The obligations are secured by, subject to certain exceptions (including a limitation of pledges of equity interests in certain subsidiaries and certain thresholds with respect to real property), a first-priority lien on (i) the Company’s interest in the PAMC, (ii) the limited partner units of the Partnership held by the Company, (iii) the equity interests in CONSOL Coal Resources GP LLC held by the Company, (iv) the CONSOL Marine Terminal, (v) the Itmann Mine and (vi) the 1.5 billion tons of Greenfield Reserves.

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

The Revolving Credit Facility and TLA Facility also include covenants relating to (i) a maximum first lien gross leverage ratio, (ii) a maximum total net leverage ratio, and (iii) a minimum fixed charge coverage ratio.  The maximum first lien gross leverage ratio is calculated as the ratio of Consolidated First Lien Debt to Consolidated EBITDA. Consolidated EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations, non-cash charges related to legacy employee liabilities and gains and losses on debt extinguishment, and subtracts cash payments related to legacy employee liabilities. The maximum total net leverage ratio is calculated as the ratio of Consolidated Indebtedness, minus Cash on Hand, to Consolidated EBITDA. The minimum fixed charge coverage ratio is calculated as the ratio of Consolidated EBITDA to Consolidated Fixed Charges. Consolidated Fixed Charges, as used in the covenant calculation, include cash interest payments, cash payments for income taxes, scheduled debt repayments, dividends paid, and Maintenance Capital Expenditures. The amendment revised the financial covenants applicable to the Revolving Credit Facility and TLA Facility relating to the maximum first lien gross leverage ratio, maximum total net leverage ratio and minimum fixed charge coverage ratio, so that for the fiscal quarters ending June 30, 2020 through March 31, 2021, the maximum first lien gross leverage ratio shall be 2.50 to 1.00, the maximum total net leverage ratio shall be 3.75 to 1.00, and the minimum fixed charge coverage ratio shall be 1.00 to 1.00; for the fiscal quarters ending June 30, 2021 through September 30, 2021, the maximum first lien gross leverage ratio shall be 2.25 to 1.00 and the maximum total net leverage ratio shall be 3.50 to 1.00; for the fiscal quarters ending June 30, 2021 through March 31, 2022, the minimum fixed charge coverage ratio shall be 1.05 to 1.00; for the fiscal quarters ending December 31, 2021 through March 31, 2022, the maximum first lien gross leverage ratio shall be 2.00 to 1.00 and the maximum total net leverage ratio shall be 3.25 to 1.00; and for the fiscal quarters ending on or after June 30, 2022, the maximum first lien gross leverage ratio shall be 1.75 to 1.00, the maximum total net leverage ratio shall be 2.75 to 1.00 and the minimum fixed charge coverage ratio shall be 1.10 to 1.00. The maximum first lien gross leverage ratio was 1.37 to 1.00 at March 31, 2021. The maximum total net leverage ratio was 1.97 to 1.00 at March 31, 2021. The minimum fixed charge coverage ratio was 1.88 to 1.00 at March 31, 2021. The Company was in compliance with all of its financial covenants under the Senior Secured Credit Facilities as of March 31, 2021. The Company is continuing to actively monitor the effects of the ongoing COVID-19 pandemic on its liquidity.

The TLB Facility also includes a financial covenant that requires the Company to repay a certain amount of its borrowings under the TLB Facility within ten business days after the date it files its Form 10-K with the Securities and Exchange Commission if the Company has excess cash flow (as defined in the credit agreement for the Senior Secured Credit Facilities) during the year covered by the applicable Form 10-K. During the three months ended March 31, 2021, CONSOL Energy made the required repayment of approximately $5 million based on the amount of the Company's excess cash flow as of December 31, 2020. The required repayment is equal to a certain percentage of the Company’s excess cash flow for such year, ranging from 0% to 75% depending on the Company’s total net leverage ratio, less the amount of certain voluntary prepayments made by the Company, if any, under the TLB Facility during such fiscal year. The amount of excess cash flow is a covenant feature only applicable as of the Company's year-end and will be calculated as of December 31, 2021.

At March 31, 2021, the Revolving Credit Facility had no borrowings outstanding and $145,656 of letters of credit outstanding, leaving $254,344 of unused capacity. At December 31, 2020, the Revolving Credit Facility had no borrowings outstanding and $125,938 of letters of credit outstanding, leaving $274,062 of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.

In November 2017, CONSOL Energy issued $300 million in aggregate principal amount of 11.00% Senior Secured Second Lien Notes due 2025 (the “Second Lien Notes”) pursuant to an indenture (the “Indenture”) dated as of November 13, 2017, by and between the Company and UMB Bank, N.A., a national banking association, as trustee and collateral trustee (the “Trustee”). On November 28, 2017, certain subsidiaries of the Company executed a supplement to the Indenture and became party to the Indenture as a guarantor (the “Guarantors”). The Second Lien Notes are secured by second priority liens on substantially all of the assets of the Company and the Guarantors that are pledged on a first-priority basis as collateral securing the Company’s obligations under the Senior Secured Credit Facilities (described above), subject to certain exceptions under the Indenture. The Indenture contains covenants that will limit the ability of the Company and the Guarantors to (i) incur, assume or guarantee additional indebtedness or issue preferred stock; (ii) create liens to secure indebtedness; (iii) declare or pay dividends on the Company’s common stock, redeem stock or make other distributions to the Company’s stockholders; (iv) make investments; (v) restrict dividends, loans or other asset transfers from the Company’s restricted subsidiaries; (vi) merge or consolidate, or sell, transfer, lease or dispose of substantially all of the Company’s assets; (vii) sell or otherwise dispose of certain assets, including equity interests in subsidiaries; (viii) enter into transactions with affiliates; and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If the Second Lien Notes achieve an investment grade rating from both Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. and no default under the Indenture exists, many of the foregoing covenants will terminate and cease to apply.

The only non-guarantor subsidiary of the Senior Credit Facilities is the SPV, which holds the assets pledged to the Accounts Receivable Securitization Facility. The SPV had total assets of $127,258 and $123,468, comprised mainly of $126,290 and $122,639 trade receivables, as of March 31, 2021 and December 31, 2020, respectively. Net income attributable to the SPV was $1,160 and $1,047 for three months ended March 31, 2021 and 2020, respectively, which primarily reflected intercompany fees related to purchasing the receivables, which are eliminated in the Consolidated Financial Statements contained within this Form 10-Q. During the three months ended March 31, 2021 and 2020, there were no borrowings or payments under the Accounts Receivable Securitization Facility. See Note 10 - Accounts Receivable Securitization for additional information. All other subsidiaries are guarantors of the Senior Secured Credit Facilities.

During the three months ended March 31, 2021, the Company spent $9,338 to retire $10,190 of its outstanding 11.00% Senior Secured Second Lien Notes due in 2025 and made a required repayment of approximately $5 million on the TLB Facility (discussed above). During the three months ended March 31, 2020, the Company spent $25,480 to retire $43,176 of its outstanding 11.00% Senior Secured Second Lien Notes due in 2025. As part of these transactions, $683 and $16,833 was included in Gain on Debt Extinguishment on the Consolidated Statements of Income for the three months ended March 31, 2021 and 2020, respectively.

The Company is a borrower under an asset-backed financing arrangement related to certain equipment. The equipment, which had an approximate value of $2,632 and $2,813 at  March 31, 2021 and  December 31, 2020, respectfully, fully collateralizes the loan. As of March 31, 2021, the total outstanding loan of $2,632 matures in September 2024. The loan had a weighted average interest rate of 3.61% at March 31, 2021 and December 31, 2020.

During the year ended December 31, 2019, the Company entered into interest rate swaps, which effectively converted $150,000 of the TLB Facility's floating interest rate to a fixed interest rate for the twelve months ending December 31, 2020 and 2021, and $50,000 of the TLB Facility's floating interest rate to a fixed interest rate for the twelve months ending December 31, 2022. The interest rate swaps qualify for cash flow hedge accounting treatment and as such, the change in the fair value of the interest rate swaps is recorded on the Company's Consolidated Balance Sheets as an asset or liability. The effective portion of the gains or losses is reported as a component of accumulated other comprehensive loss and the ineffective portion is reported in earnings. At March 31, 2021 and December 31, 2020, the interest rate swap contracts were reflected in the Consolidated Balance Sheets at their fair value of $2,275 and $2,834, respectively, which is recorded in Other Accrued Liabilities and Other Liabilities. The fair value of the interest rate swaps reflected an unrealized gain of $414 (net of $144 tax) at March 31, 2021 and an unrealized loss of $2,773 (net of $933 tax) at March 31, 2020. The unrealized gain (loss) is included on the Consolidated Statements of Stockholders' Equity as part of accumulated other comprehensive loss, as well as on the Consolidated Statements of Comprehensive Income as unrealized gain (loss) on cash flow hedges. Some of the Company's interest rate swaps reached their effective date in the three months ended March 31, 2021 and 2020. As such, a loss of $532 and a gain of $4 was recognized in interest expense in the Consolidated Statements of Income for the three months ended March 31, 2021 and 2020, respectively. During 2021, notional amounts of $150,000 will become effective. Based on the fair value of the Company's cash flow hedges at March 31, 2021, the Company expects expense of approximately $1,694 to be reclassified into earnings in the next 12 months.

NOTE 14—COMMITMENTS AND CONTINGENT LIABILITIES:

The Company is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes and other claims and actions arising out of the normal course of business. The Company accrues the estimated loss for these lawsuits and claims when the loss is probable and reasonably estimable. The Company’s estimated accruals related to these pending claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of the Company as of March 31, 2021. It is possible that the aggregate loss in the future with respect to these lawsuits and claims could ultimately be material to the Company’s financial position, results of operations or cash flows; however, such amounts cannot be reasonably estimated. The amount claimed against the Company as of March 31, 2021 is disclosed below when an amount is expressly stated in the lawsuit or claim, which is not often the case.

Fitzwater Litigation: Three nonunion retired coal miners have sued Fola Coal Company LLC, Consolidation Coal Company (“CCC”) and CONSOL of Kentucky Inc. (“COK”) (as well as the Company's former parent) in West Virginia Federal Court alleging ERISA violations in the termination of retiree health care benefits. The Plaintiffs contend they relied to their detriment on oral statements and promises of “lifetime health benefits” allegedly made by various members of management during Plaintiffs’ employment and that they were allegedly denied access to Summary Plan Documents that clearly reserved the right to modify or terminate the Retiree Health and Welfare Plan subject to Plaintiffs’ claims. Pursuant to Plaintiffs’ amended complaint filed on April 24, 2017, Plaintiffs request that retiree health benefits be reinstated and seek to represent a class of all nonunion retirees who were associated with AMVEST and COK areas of operation. On October 15, 2019, Plaintiffs’ supplemental motion for class certification was denied on all counts. On July 15, 2020, Plaintiffs filed an interlocutory appeal with the Fourth Circuit Court of Appeals on the Order denying class certification. The Fourth Circuit denied Plaintiffs' appeal on August 14, 2020. On October 1, 2020, the District Court entered a pretrial order setting the trial date, which was held in February 2021. No ruling has been issued by the judge. The Company believes it has a meritorious defense and intends to vigorously defend this suit.

Casey Litigation: A class action lawsuit was filed on August 23, 2017 on behalf of two nonunion retired coal miners against CCC, COK, CONSOL Buchanan Mining Co., LLC and Kurt Salvatori in West Virginia Federal Court alleging ERISA violations in the termination of retiree health care benefits. Filed by the same lawyers who filed the Fitzwater litigation, and raising nearly identical claims, the Plaintiffs contend they relied to their detriment on oral promises of “lifetime health benefits” allegedly made by various members of management during Plaintiffs’ employment and that they were not provided with copies of Summary Plan Documents clearly reserving to the Company the right to modify or terminate the Retiree Health and Welfare Plan. Plaintiffs request that retiree health benefits be reinstated for them and their dependents and seek to represent a class of all nonunion retirees of any subsidiary of the Company's former parent that operated or employed individuals in McDowell or Mercer Counties, West Virginia, or Buchanan or Tazewell Counties, Virginia whose retiree welfare benefits were terminated. On December 1, 2017, the trial court judge in Fitzwater signed an order to consolidate Fitzwater with Casey. The Casey complaint was amended on March 1, 2018 to add new plaintiffs, add defendant CONSOL Pennsylvania Coal Company, LLC and eliminate defendant CONSOL Buchanan Mining Co., LLC in an attempt to expand the class of retirees. On October 15, 2019, Plaintiffs’ supplemental motion for class certification was denied on all counts. On July 15, 2020, Plaintiffs filed an interlocutory appeal with the Fourth Circuit Court of Appeals on the Order denying class certification. The Fourth Circuit denied Plaintiffs' appeal on August 14, 2020. On October 1, 2020, the District Court entered a pretrial order setting the trial date, which was held in February 2021. No ruling has been issued by the judge. The Company believes it has a meritorious defense and intends to vigorously defend this suit.

United Mine Workers of America 1992 Benefit Plan Litigation: In 2013, Murray Energy and its subsidiaries (“Murray”) entered into a stock purchase agreement (the “Murray sale agreement”) with the Company's former parent pursuant to which Murray acquired the stock of CCC and certain subsidiaries and certain other assets and liabilities. At the time of sale, the liabilities included certain retiree medical liabilities under the Coal Industry Retiree Health Benefit Act of 1992 (“Coal Act”) and certain federal black lung liabilities under the Black Lung Benefits Act (“BLBA”). Based upon information available, the Company estimates that the annual servicing costs of these liabilities are approximately $10 million to $20 million per year for the next ten years. The annual servicing cost would decline each year since the beneficiaries of the Coal Act consist principally of miners who retired prior to 1994. Murray filed for Chapter 11 bankruptcy in October 2019. As part of the ongoing bankruptcy proceedings, Murray entered into a settlement with the United Mine Workers of America 1992 Benefit Plan (“1992 Plan”) to transfer retirees in the Murray Energy Section 9711 Plan into the 1992 Plan, which the bankruptcy court approved on April 30, 2020. The 1992 Plan recently filed an action in the United States District Court for the District of Columbia asking the court to make a determination whether the Company's former parent or the Company has any continuing retiree medical liabilities under the Coal Act. The Murray sale agreement includes indemnification by Murray with respect to the Coal Act and BLBA liabilities. In addition, the Company had agreed to indemnify its former parent relative to certain pre-separation liabilities. As of September 16, 2020, the Company has entered into a settlement agreement with Murray and has withdrawn its claims in bankruptcy. See Note 2 - Major Transactions for a discussion of this settlement agreement. The Company will continue to vigorously defend any claims that attempt to transfer any of such liabilities directly or indirectly to the Company, including raising all applicable defenses against the 1992 Plan’s suit and those of any other party.

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

The following is a summary, as of March 31, 2021, of the financial guarantees, unconditional purchase obligations and letters of credit to certain third parties. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments, or under the separation and distribution agreement to the extent retained by the Company's former parent on behalf of the Coal Business. Certain letters of credit included in the table below were issued against other commitments included in this table. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. The Company’s management believes that these commitments will not have a material adverse effect on the Company’s financial condition.

	Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$79,476	$53,053	$26,423	$—	$—
Environmental	398	398	—	—	—
Other	91,282	91,282	—	—	—
Total Letters of Credit	$171,156	$144,733	$26,423	$—	$—
Surety Bonds:
Employee-Related	$83,524	$71,024	$12,500	$—	$—
Environmental	538,320	507,367	30,953	—	—
Other	4,255	3,977	278	—	—
Total Surety Bonds	$626,099	$582,368	$43,731	$—	$—
Guarantees:
Other	$7,306	$6,377	$398	$398	$133

Included in the above table are commitments and guarantees entered into in conjunction with the sale of Consolidation Coal Company and certain of its subsidiaries, which contain all five of its longwall coal mines in West Virginia and its river operations, to a third party. As part of the separation and distribution, the Company's former parent agreed to indemnify the Company and the Company agreed to indemnify its former parent in each case with respect to guarantees of certain equipment lease obligations that were assumed by the third party. In the event that the third party would default on the obligations defined in the agreements, the Company could be required to perform under the guarantees. As of March 31, 2021, the Company has not been required to perform under these guarantees. The equipment lease obligations are collateralized by the underlying assets. The current maximum estimated exposure under these guarantees as of  March 31, 2021 and December 31, 2020 is believed to be approximately $7,000 and $8,000, respectively.

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

The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at			Fair Value Measurements at
	March 31, 2021			December 31, 2020
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivatives (1)	$—	$(2,275)	$—	$—	$(2,834)	$—

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

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	March 31, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-Term Debt	$588,416	$561,426	$610,510	$517,862

Certain of the Company’s debt is actively traded on a public market and, as a result, constitutes Level 1 fair value measurements. The portion of the Company’s debt obligations that is not actively traded is valued through reference to the applicable underlying benchmark rate and, as a result, constitutes Level 2 fair value measurements.

NOTE 16—SEGMENT INFORMATION:

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management to make decisions on and assess performance of the Company’s reportable segments. CONSOL Energy consists of two reportable segments, the PAMC and the CONSOL Marine Terminal. The PAMC includes the Bailey Mine, the Enlow Fork Mine, the Harvey Mine and a centralized preparation plant. The PAMC segment’s principal activities include the mining, preparation and marketing of thermal coal, sold primarily to industrial end-users, power generators and metallurgical end-users. The CONSOL Marine Terminal provides coal export terminal services through the Port of Baltimore. Selling, general and administrative costs are allocated to the Company’s segments based on a percentage of resources utilized, a percentage of total revenue and a percentage of total projected capital expenditures. CONSOL Energy’s Other segment includes revenue and expenses from various corporate and diversified business activities that are not allocated to the PAMC or the CONSOL Marine Terminal segments. The diversified business activities include the development of the Itmann Mine, the Greenfield Reserves, closed and idle mine activities, other income, gain on asset sales related to non-core assets, and gain/loss on debt extinguishment. Additionally, interest expense and income taxes, as well as various other non-operated activities, none of which are individually significant to the Company, are also reflected in CONSOL Energy's Other segment and are not allocated to the PAMC and CONSOL Marine Terminal segments.

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

The CONSOL Marine Terminal has been disclosed in CONSOL Energy’s Other segment during prior years due to its relative contribution to the Company’s Adjusted EBITDA. The recent COVID-19 pandemic negatively impacted the Company’s 2020 financial performance and influenced its outlook with respect to the importance of coal exports. Effective December 31, 2020, the Company disclosed the CONSOL Marine Terminal in a separate reportable segment due to its increased contribution to Adjusted EBITDA as well as the increased reliance on coal exports serviced by the CONSOL Marine Terminal in accordance with how the Company's chief operating decision maker receives and reviews financial information. The Company has revised the consolidated segment information for all periods presented in this Quarterly Report on Form 10-Q to reflect this reclassification.

Industry segment results for the three months ended March 31, 2021 are:

	PAMC	CONSOL Marine Terminal	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$284,465	$—	$1,070	$—	$285,535	(A)
Terminal Revenue	—	18,212	—	—	18,212
Freight Revenue	27,013	—	—	—	27,013
Total Revenue from Contracts with Customers	$311,478	$18,212	$1,070	$—	$330,760
Adjusted EBITDA	$99,185	$11,961	$(4,431)	$—	$106,715
Segment Assets	$1,855,878	$106,603	$558,079	$—	$2,520,560
Depreciation, Depletion and Amortization	$54,781	$1,214	$3,902	$—	$59,897
Capital Expenditures	$12,579	$60	$1,161	$—	$13,800

Industry segment results for the three months ended March 31, 2020 are:

	PAMC	CONSOL Marine Terminal	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$255,452	$—	$—	$—	$255,452	(A)
Terminal Revenue	—	16,501	—	—	16,501
Freight Revenue	3,147	—	—	—	3,147
Total Revenue from Contracts with Customers	$258,599	$16,501	$—	$—	$275,100
Adjusted EBITDA	$63,579	$10,554	$(11,199)	$—	$62,934
Segment Assets	$1,949,655	$86,036	$617,777	$—	$2,653,468
Depreciation, Depletion and Amortization	$48,418	$1,257	$5,268	$—	$54,943
Capital Expenditures	$20,692	$106	$6,380	$—	$27,178

(A) For the three months ended March 31, 2021 and 2020, the PAMC segment had revenues from the following customers, each comprising over 10% of the Company's total sales:

	Three Months Ended March 31,
	2021	2020
Customer A	$57,680	$38,908
Customer B	$33,239	$104,354
Customer C	$36,599	$35,683
Customer D	$44,236	*

* Revenues from this customer during the three months ended March 31, 2020 were less than 10% of the Company's total sales.

Reconciliation of Segment Information to Consolidated Amounts:

	Three Months Ended March 31,
	2021	2020
Earnings Before Income Tax	$31,589	$4,383
Interest Expense, net	15,261	15,671
Gain on Debt Extinguishment	(683)	(16,833)
Interest Income	(858)	(244)
Depreciation, Depletion and Amortization	59,897	54,943
Stock/Unit-Based Compensation	1,509	5,014
Adjusted EBITDA	$106,715	$62,934

NOTE 17—RELATED PARTY TRANSACTIONS:

CONSOL Coal Resources LP

On December 30, 2020, CONSOL Energy completed the acquisition of all of the outstanding common units of CONSOL Coal Resources, and CONSOL Coal Resources became the Company's indirect wholly-owned subsidiary (see Note 2 - Major Transactions). In connection with the closing of the CCR Merger, CONSOL Energy issued 7,967,690 shares of its common stock to acquire the 10,912,138 common units of CCR held by third-party CCR investors at a fixed exchange ratio of 0.73 shares of CEIX common stock for each CCR unit, for total implied consideration of $51,710.

Prior to the CCR Merger, CONSOL Energy, certain of its subsidiaries and the Partnership were party to various agreements, including an Omnibus Agreement dated September 30, 2016, as amended on November 28, 2017, and an Affiliated Company Credit Agreement. Under the Omnibus Agreement, CONSOL Energy provided the Partnership with certain services in exchange for payments by the Partnership for those services. In connection with the closing of the CCR Merger, the Affiliated Company Credit Agreement was terminated, all obligations and guarantees thereunder repaid and discharged and all liens granted in connection therewith released. In connection with the termination of the Affiliated Company Credit Agreement and in exchange for, and in satisfaction of, payment of the outstanding balance of approximately $176,535 thereunder, CCR issued 37,322,410 CCR common units to the Company.

Charges for services from the Company to CCR prior to the CCR Merger include the following:

Three Months Ended March 31,
2020
Operating and Other Costs	$853
Selling, General and Administrative Costs	2,793
Total Services from CONSOL Energy	$3,646

Operating and Other Costs included pension service costs and insurance expenses. Selling, General and Administrative Costs included charges for incentive compensation, an annual administrative support fee and reimbursement for the provision of certain management and operating services provided by the Company.

NOTE 18—STOCK AND DEBT REPURCHASES:

In December 2017, CONSOL Energy’s Board of Directors approved a program to repurchase, from time to time, the Company's outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025. Since its inception, the Company's Board of Directors has subsequently amended the program several times, the most recent of which approved a $270 million stock and debt repurchase program, which terminates on June 30, 2022.

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

During the three months ended March 31, 2021 and 2020, the Company spent $9,338 to retire $10,190 and spent $25,480 to retire $43,176 of its 11.00% Senior Secured Second Lien Notes due 2025, respectively. No common shares were repurchased under this program during the three months ended March 31, 2021 and 2020.

NOTE 19—Subsequent Events :

On April 13, 2021, tax-exempt solid waste disposal revenue bonds in the amount of $75 million were issued through the Pennsylvania Economic Development Financing Authority (PEDFA). The bonds will have a 30-year maturity and were priced in an initial 7-year term rate period with an interest rate of 9.0 percent. The proceeds will be used to finance the already ongoing expansion of the coal refuse disposal areas at the Company's Bailey Preparation Plant in Graysville, PA, which will support current and future mining at the PAMC.

On April 28, 2021, CONSOL Energy Inc.'s Board of Directors approved an expansion of the stock and debt repurchase program. The aggregate amount of the program's expansion is $50 million, bringing the total amount of the Company's stock and debt repurchase program to $320 million. The Company's Board of Directors also approved extending the termination date of the program from June 30, 2022 to December 31, 2022. The program's available capacity as of May 4, 2021 is approximately $132 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in conjunction with the Consolidated Financial Statements and corresponding notes included elsewhere in this Form 10-Q. In addition, this Form 10-Q report should be read in conjunction with the Consolidated Financial Statements for the three-year period ended December 31, 2020 included in CONSOL Energy Inc.'s Form 10-K, filed on February 12, 2021. This MD&A contains forward-looking statements and the matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those projected or implied in the forward-looking statements. Please see “Risk Factors” and “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

All amounts discussed are in millions of U.S. dollars, unless otherwise indicated.

COVID-19 Update

The Company is monitoring the impact of the COVID-19 pandemic (“COVID-19”) and has taken, and will continue to take, steps to mitigate the potential risks and impact on the Company and its employees. The health and safety of our employees is paramount. In response to two employees testing positive for COVID-19, the Company temporarily curtailed production at the Bailey Mine for two weeks at the end of March 2020. To date, the Company has experienced a few localized outbreaks, but due, in part, to the health and safety procedures put in place by the Company, we have been able to continue operating without production curtailment. The Company continues to monitor the health and safety of its employees closely in order to limit potential risks to our employees, contractors, family members and the community.

We are considered a critical infrastructure company by the U.S. Department of Homeland Security. As a result, we were exempt from Pennsylvania Governor Tom Wolf's executive order, issued in March 2020, closing all businesses that are not life sustaining until Pennsylvania's phased reopening, which began in the second quarter of 2020. COVID-19 led to an unprecedented decline in coal demand that began in the first quarter of 2020 hit its lowest point in May 2020 and has improved through the first quarter of 2021.

While some government-imposed shut-downs of non-essential businesses in the United States and abroad have been phased out, there is a possibility that such shut-downs may be reinstated after being lifted as COVID-19 continues to spread.  Depressed demand for our coal may also result from a general recession or reduction in overall business activity caused by COVID-19. Additionally, some of our customers have already attempted, and may in the future attempt, to invoke force majeure or similar provisions in the contracts they have in place with us in order to avoid taking possession of and paying us for our coal that they are contractually obligated to purchase. A decrease in demand for our coal and the failure of our customers to purchase coal from us that they are obligated to purchase pursuant to existing contracts would have a material adverse effect on our results of operations and financial condition. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak, the pace and effectiveness of vaccination efforts and the effectiveness of actions globally to contain or mitigate its effects. We expect this could continue to negatively impact our results of operations, cash flows and financial condition. The Company will continue to take steps it believes are appropriate to mitigate the impacts of COVID-19 on its operations, liquidity and financial condition.

Our Business

We are a leading, low-cost producer of high-quality bituminous coal, focused on the extraction and preparation of coal in the Appalachian Basin due to our ability to efficiently produce and deliver large volumes of high-quality coal at competitive prices, the strategic location of our mines and the industry experience of our management team.

Coal from the PAMC is valued because of its high energy content (as measured in Btu per pound), relatively low levels of sulfur and other impurities, and strong thermoplastic properties that enable it to be used in metallurgical as well as thermal applications. We take advantage of these desirable quality characteristics and our extensive logistical network, which is directly served by both the Norfolk Southern and CSX railroads, to aggressively market our product to a broad base of strategically selected, top-performing power plant customers in the eastern United States. We also capitalize on the operational synergies afforded by the CONSOL Marine Terminal to export our coal to industrial, power generation and metallurgical end-users globally.

Our operations, including the PAMC and the CONSOL Marine Terminal, have consistently generated strong cash flows, even through the COVID-19 pandemic. As of December 31, 2020, the PAMC controls 657.9 million tons of high-quality Pittsburgh seam reserves, enough to allow for more than 20 years of full-capacity production. In addition, we own or control approximately 1.5 billion tons of Greenfield Reserves located in the Northern Appalachian (“NAPP”), the Central Appalachian (“CAPP”) and the Illinois Basins (“ILB”), which we believe provide future growth and monetization opportunities. Our vision is to maximize cash flow generation through the safe, compliant, and efficient operation of this core asset base, while strategically reducing debt, returning capital through share buybacks or dividends, and, when prudent, allocating capital toward compelling growth and diversification opportunities.

Our core businesses consist of our:

•

Pennsylvania Mining Complex: The PAMC, which includes the Bailey Mine, the Enlow Fork Mine, the Harvey Mine and the Central Preparation Plant, has extensive high-quality coal reserves. We mine our reserves from the Pittsburgh No. 8 Coal Seam, which is a large contiguous formation of high-Btu coal that is ideal for high productivity, low-cost longwall operations. The design of the PAMC is optimized to produce large quantities of coal on a cost-efficient basis. We can sustain high production volumes at comparatively low operating costs due to, among other things, our technologically advanced longwall mining systems, logistics infrastructure and safety. All our mines at the PAMC utilize longwall mining, which is a highly automated underground mining technique that produces large volumes of coal at lower costs compared to other underground mining methods.

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

These low-cost assets and the diverse markets they serve provide us opportunities to generate cash across a wide variety of demand and pricing scenarios. The three mines at the PAMC, which include the Bailey, Enlow Fork and Harvey mines, produce coal from the Pittsburgh No. 8 Coal Seam using longwall mining, a highly automated underground mining technique that produces large volumes of coal at lower costs compared to alternative mining methods. These three mines typically operate four to five longwalls, and the production from all three mines is processed at a single, centralized preparation plant, which is connected via conveyor belts to each mine. The Central Preparation Plant, which can clean and process up to 8,200 raw tons of coal per hour, provides economies of scale while also maintaining the ability to segregate and blend coal based on quality. This infrastructure enables us to tailor our production levels and quality specifications to meet market demands. It also results in a highly productive, low-cost operation as compared to other NAPP coal mines. The PAMC is the most productive and efficient coal mining complex in NAPP. For the year ending December 31, 2020, productivity averaged 7.21 tons of coal per employee hour, compared with an average of 4.90 tons per employee hour for all other currently-operating NAPP longwalls. Our high productivity helps drive a low-cost structure. Our efficiency strengthens our margins throughout the commodity cycle and has allowed us to continue to generate positive margins even in challenging pricing environments.

Coal from the PAMC is versatile in that it can be sold either domestically or abroad, in industrial applications and power generation or as a crossover product in the high-volatile metallurgical coal market. During the first quarter of 2021, we were successful in securing additional coal sales contracts, bringing our contracted position to 20.5 million tons for 2021 and 5.6 million tons for 2022.

Q1 2021 Highlights:

•	Coal shipments improve to 6.9 million tons, the highest level since the second quarter of 2019.
•	Net income of $26.4 million.
•	Adjusted EBITDA of $106.7 million.
•	Total principal repayments and/or repurchases of long-term debt of $29.8 million.

Outlook for 2021:

•	We expect that the PAMC will sell approximately 22 million to 24 million tons.
•	For 2021 and 2022, our contracted position, as of May 4, 2021 is at 20.5 million tons and 5.6 million tons, respectively.
•	We expect our average cash cost of coal sold per ton will be between $27.00 per ton and $29.00 per ton.(1)
•	We are planning to make capital expenditures during 2021 in the range of $100 million to $125 million, excluding any spending on the Itmann project.
•	Increased repurchase authorization to $320 million from $270 million, and extended the duration to December 31, 2022.

(1) CONSOL Energy is unable to provide a reconciliation of this guidance to any measures calculated in accordance with GAAP due to the unknown effect, timing and potential significance of certain income statement items.

How We Evaluate Our Operations

Our management team uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability. The metrics include: (i) coal production, sales volumes and average revenue per ton; (ii) cost of coal sold, a non-GAAP financial measure; (iii) cash cost of coal sold, a non-GAAP financial measure; (iv) average margin per ton sold, an operating ratio derived from non-GAAP financial measures; (v) average cash margin per ton sold, an operating ratio derived from non-GAAP financial measures; and (vi) adjusted EBITDA, a non-GAAP financial measure.

Cost of coal sold, cash cost of coal sold, average margin per ton sold and average cash margin per ton sold normalize the volatility contained within comparable GAAP measures by adjusting certain non-operating or non-cash transactions. We believe that adjusted EBITDA provides a helpful measure of comparing our operating performance with the performance of other companies that have different financing, capital structures and tax rates than ours. Each of these non-GAAP metrics are used as supplemental financial measures by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

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

These non-GAAP financial measures should not be considered an alternative to total costs, total coal revenue, net income, operating cash flow or any other measure of financial performance or liquidity presented in accordance with GAAP. These measures exclude some, but not all, items that affect measures presented in accordance with GAAP, and these measures and the way we calculate them may vary from those of other companies. As a result, the items presented below may not be comparable to similarly titled measures of other companies.

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

	Three Months Ended March 31,
	2021	2020
Total Costs and Expenses	$310,562	$286,873
Freight Expense	(27,013)	(3,147)
Selling, General and Administrative Costs	(23,964)	(17,670)
Gain on Debt Extinguishment	683	16,833
Interest Expense, net	(15,261)	(15,671)
Other Costs (Non-Production)	(18,246)	(20,882)
Depreciation, Depletion and Amortization (Non-Production)	(7,883)	(9,363)
Cost of Coal Sold	$218,878	$236,973
Depreciation, Depletion and Amortization (Production)	(52,014)	(45,580)
Cash Cost of Coal Sold	$166,864	$191,393

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

	Three Months Ended March 31,
	2021	2020
Total Coal Revenue (PAMC Segment)	$284,465	$255,452
Operating and Other Costs	185,110	212,275
Less: Other Costs (Non-Production)	(18,246)	(20,882)
Total Cash Cost of Coal Sold	166,864	191,393
Add: Depreciation, Depletion and Amortization	59,897	54,943
Less: Depreciation, Depletion and Amortization (Non-Production)	(7,883)	(9,363)
Total Cost of Coal Sold	$218,878	$236,973
Total Tons Sold (in millions)	6.9	5.9
Average Revenue per Ton Sold	$41.39	$43.16
Average Cash Cost of Coal Sold per Ton	24.44	32.41
Depreciation, Depletion and Amortization Costs per Ton Sold	7.41	7.63
Average Cost of Coal Sold per Ton	31.85	40.04
Average Margin per Ton Sold	9.54	3.12
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	7.41	7.63
Average Cash Margin per Ton Sold	$16.95	$10.75

We define adjusted EBITDA as (i) net income (loss) plus income taxes, net interest expense and depreciation, depletion and amortization, as adjusted for (ii) certain non-cash items, such as long-term incentive awards. The GAAP measure most directly comparable to adjusted EBITDA is net income (loss).

	Three Months Ended March 31, 2021
Dollars in thousands	PA Mining Complex	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$42,450	$9,149	$(25,195)	$26,404

Add: Income Tax Expense	—	—	5,185	5,185
Add: Interest Expense, net	642	1,537	13,082	15,261
Less: Interest Income	—	—	(858)	(858)
Earnings (Loss) Before Interest & Taxes (EBIT)	43,092	10,686	(7,786)	45,992

Add: Depreciation, Depletion & Amortization	54,781	1,214	3,902	59,897

Earnings (Loss) Before Interest, Taxes and DD&A (EBITDA)	$97,873	$11,900	$(3,884)	$105,889

Adjustments:
Stock-Based Compensation	$1,312	$61	$136	$1,509
Gain on Debt Extinguishment	—	—	(683)	(683)
Total Pre-tax Adjustments	1,312	61	(547)	826

Adjusted EBITDA	$99,185	$11,961	$(4,431)	$106,715

	Three Months Ended March 31, 2020
Dollars in thousands	PA Mining Complex	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$10,875	$7,510	$(15,910)	$2,475

Add: Income Tax Expense	—	—	1,908	1,908
Add: Interest Expense, net	—	1,544	14,127	15,671
Less: Interest Income	—	—	(244)	(244)
Earnings (Loss) Before Interest & Taxes (EBIT)	10,875	9,054	(119)	19,810

Add: Depreciation, Depletion & Amortization	48,418	1,257	5,268	54,943

Earnings Before Interest, Taxes and DD&A (EBITDA)	$59,293	$10,311	$5,149	$74,753

Adjustments:
Stock/Unit-Based Compensation	$4,286	$243	$485	$5,014
Gain on Debt Extinguishment	—	—	(16,833)	(16,833)
Total Pre-tax Adjustments	4,286	243	(16,348)	(11,819)

Adjusted EBITDA	$63,579	$10,554	$(11,199)	$62,934

Results of Operations

Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020

Net Income Attributable to CONSOL Energy Inc. Shareholders

CONSOL Energy reported net income attributable to CONSOL Energy Inc. shareholders of $26 million for the three months ended March 31, 2021, compared to $2 million for the three months ended March 31, 2020.

CONSOL Energy's business consists of the Pennsylvania Mining Complex and the CONSOL Marine Terminal segments, as well as various corporate and other business activities that are not allocated to the PAMC or the CONSOL Marine Terminal segments. The other business activities include the development of the Itmann Mine, the Greenfield Reserves, closed mine activities, selling, general and administrative activities, interest expense and income taxes, as well as various other non-operated activities.

PAMC ANALYSIS:

The PAMC division's principal activities consist of mining, preparation and marketing of thermal coal, sold primarily to industrial end-users, power generators and metallurgical end-users. The division also includes selling, general and administrative costs, as well as various other activities assigned to the PAMC division, but not included in the cost components on a per unit basis.

The PAMC division had earnings before income tax of $42 million for the three months ended March 31, 2021, compared to earnings before income tax of $11 million for the three months ended March 31, 2020. Variances are discussed below.

	Three Months Ended
	March 31,
(in millions)	2021	2020	Variance
Revenue:
Coal Revenue	$284	$255	$29
Freight Revenue	27	3	24
Gain on Sale of Assets	1	—	1
Miscellaneous Other Income	—	11	(11)
Total Revenue and Other Income	312	269	43
Cost of Coal Sold:
Operating Costs	167	191	(24)
Depreciation, Depletion and Amortization	52	46	6
Total Cost of Coal Sold	219	237	(18)
Other Costs:
Other Costs	1	1	—
Depreciation, Depletion and Amortization	3	3	—
Total Other Costs	4	4	—
Freight Expense	27	3	24
Selling, General and Administrative Costs	19	14	5
Interest Expense, net	1	—	1
Total Costs and Expenses	270	258	12
Earnings Before Income Tax	$42	$11	$31

Coal Production

The table below presents total tons produced (in thousands) from the Pennsylvania Mining Complex for the periods indicated:

	Three Months Ended March 31,
Mine	2021	2020	Variance
Bailey	3,779	2,804	975
Enlow Fork	1,996	2,375	(379)
Harvey	1,244	795	449
Total	7,019	5,974	1,045

Coal production was 7.0 million tons for the three months ended March 31, 2021, compared to 6.0 million tons for the three months ended March 31, 2020. Coal production increased at the Bailey and Harvey mines primarily due to improved demand for the Company's coal. This increase was offset, in part, by a decrease in coal production at the Enlow Fork mine due to operating only one of its two longwalls for the majority of the three months ended March 31, 2021. Overall demand for the Company's coal during the three months ended March 31, 2020 was impacted by the COVID-19 pandemic. However, demand has steadily improved since the low point in the second quarter of 2020. The first quarter of 2021 contained no longwall moves, which allowed the Company to match production with demand.

Coal Operations

The PAMC division's coal revenue and cost components on a per unit basis for the three months ended March 31, 2021 and 2020 are detailed in the table below. The PAMC division's operations also include various costs such as selling, general and administrative, freight and other costs not included in the unit cost analysis because these costs are not directly associated with coal production.

	Three Months Ended March 31,
	2021	2020	Variance
Total Tons Sold (in millions)	6.9	5.9	1.0
Average Revenue per Ton Sold	$41.39	$43.16	$(1.77)

Average Cash Cost of Coal Sold per Ton (1)	$24.44	$32.41	$(7.97)
Depreciation, Depletion and Amortization Costs per Ton Sold (Non-Cash Cost)	7.41	7.63	(0.22)
Average Cost of Coal Sold per Ton (1)	$31.85	$40.04	$(8.19)
Average Margin per Ton Sold (1)	$9.54	$3.12	$6.42
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	7.41	7.63	(0.22)
Average Cash Margin per Ton Sold (1)	$16.95	$10.75	$6.20

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

Coal Revenue

Coal revenue was $284 million for the three months ended March 31, 2021, compared to $255 million for the three months ended March 31, 2020. Total tons sold increased in the period-to-period comparison primarily due to a significant improvement in demand for the Company's coal as a result of improved weather, natural gas prices and tightness in the supply of NAPP coal.  During the three months ended March 31, 2020 a warmer than normal winter followed by the COVID-19 pandemic, and in response, the widespread government-imposed shut-downs significantly reduced electricity consumption and, therefore, demand for the Company's coal.

Freight Revenue and Freight Expense

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services to move its coal from the mine to the ultimate sales point. Freight revenue is completely offset by freight expense. Freight revenue and freight expense were both $27 million for the three months ended March 31, 2021, compared to $3 million for the three months ended March 31, 2020. The $24 million increase was due to increased shipments to customers where the Company was contractually obligated to provide transportation services.

Miscellaneous Other Income

The $11 million decrease in miscellaneous other income was the result of customer contract buyouts in the three months ended March 31, 2020, none of which occurred during the three months ended March 31, 2021.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. The costs of coal sold include items such as direct operating costs, royalties and production taxes, direct administration costs and depreciation, depletion, and amortization costs on production assets. Total cost of coal sold was $219 million for the three months ended March 31, 2021, or $18 million lower than the $237 million for the three months ended March 31, 2020. Average cost of coal sold per ton was $31.85 for the three months ended March 31, 2021, compared to $40.04 for the three months ended March 31, 2020. The decrease in the total cost of coal sold and the average cost of coal sold per ton was primarily driven by tight cost control measures, no longwall moves in the three months ended March 31, 2021 compared to one longwall move during the three months ended March 31, 2020, as well as a significant improvement in the Company's operating leverage, as production volumes increased to match demand.

Other Costs

Other costs include items that are assigned to the PAMC division but are not included in unit costs, such as idle mine costs, coal reserve holding costs and purchased coal costs. Total other costs remained consistent in the period-to-period comparison.

Selling, General, and Administrative Costs

The amount of selling, general and administrative costs related to the PAMC division was $19 million for the three months ended March 31, 2021, compared to $14 million for the three months ended March 31, 2020. The $5 million increase in the period-to-period comparison was primarily related to higher short-term incentive compensation earned in the three months ended March 31, 2021, due to achieving certain financial metrics, compared to the three months ended March 31, 2020.

CONSOL MARINE TERMINAL ANALYSIS:

The CONSOL Marine Terminal division provides coal export terminal services through the Port of Baltimore. The division also includes selling, general and administrative activities and interest expense, as well as various other activities assigned to the CONSOL Marine Terminal division.

The CONSOL Marine Terminal division had earnings before income tax of $9 million for the three months ended March 31, 2021, compared to earnings before income tax of $8 million for the three months ended March 31, 2020.

	Three Months Ended March 31,
(in millions)	2021	2020	Variance
Revenue:
Terminal Revenue	$18	$17	$1
Miscellaneous Other Income	1	—	1
Total Revenue and Other Income	19	17	2
Other Costs and Expenses:
Operating and Other Costs	6	5	1
Depreciation, Depletion and Amortization	1	1	—
Selling, General, and Administrative Costs	1	1	—
Interest Expense, net	2	2	—
Total Other Costs and Expenses	10	9	1
Earnings Before Income Tax	$9	$8	$1

Overall earnings before income tax were consistent in the period-to-period comparison.

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

Other business activities had a loss before income tax of $20 million for the three months ended March 31, 2021, compared to a loss before income tax of $15 million for the three months ended March 31, 2020. Variances are discussed below.

	Three Months Ended
	March 31,
(in millions)	2021	2020	Variance
Revenue:
Coal Revenue	$2	$—	$2
Miscellaneous Other Income	2	5	(3)
Gain on Sale of Assets	7	—	7
Total Revenue and Other Income	11	5	6
Other Costs and Expenses:
Operating and Other Costs	11	15	(4)
Depreciation, Depletion and Amortization	4	5	(1)
Selling, General and Administrative Costs	4	3	1
Gain on Debt Extinguishment	(1)	(17)	16
Interest Expense, net	13	14	(1)
Total Other Costs and Expenses	31	20	11
Loss Before Income Tax	$(20)	$(15)	$(5)

Miscellaneous Other Income

Miscellaneous other income was $2 million for the three months ended March 31, 2021, compared to $5 million for the three months ended March 31, 2020. The change is due to the following items:

	Three Months Ended March 31,
(in millions)	2021	2020	Variance
Royalty Income - Non-Operated Coal	$1	$5	$(4)
Interest Income	1	—	1
Total Miscellaneous Other Income	$2	$5	$(3)

Royalty income - non-operated coal decreased in the period-to-period comparison due to a decline in the revenues earned as a result of less operating activity by third-party companies mining in reserves to which we have a royalty claim.

Gain on Sale of Assets

Gain on sale of assets increased $7 million in the period-to-period comparison primarily due to the sale of various gas wells during the three months ended March 31, 2021.

Operating and Other Costs

Operating and other costs were $11 million for the three months ended March 31, 2021, compared to $15 million for the three months ended March 31, 2020. Operating and other costs decreased in the period-to-period comparison due to the following items:

	Three Months Ended March 31,
(in millions)	2021	2020	Variance
Employee-Related Legacy Liability Expense	$2	$7	$(5)
Coal Reserve Holding Costs	3	1	2
Closed Mines	1	1	—
Other	5	6	(1)
Total Operating and Other Costs	$11	$15	$(4)

 Employee-Related Legacy Liability Expense decreased $5 million in the period-to-period comparison primarily due to changes in actuarial assumptions made at the beginning of each year. See Note 5 - Pension and Other Postretirement Benefits Plans and Note 6 - Coal Workers' Pneumoconiosis and Workers' Compensation in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization remained materially consistent in the period-to-period comparison. The change is due to current quarter adjustments to the Company's asset retirement obligations based on current projected cash outflows.

Selling, General and Administrative Costs

Selling, general and administrative costs are allocated to the Company's Other division based on a percentage of resources utilized, a percentage of total revenue and a percentage of total projected capital expenditures. Selling, General and Administrative Costs remained materially consistent in the period-to-period comparison.

Gain on Debt Extinguishment

Gain on debt extinguishment of $1 million and $17 million was recognized in the three months ended March 31, 2021 and March 31, 2020, respectively, due to the open market repurchases of the Company's 11.00% Senior Secured Second Lien Notes due 2025.

Interest Expense, net

Interest expense, net of amounts capitalized, is comprised of interest on the Company's Senior Secured Credit Facilities and the 11.00% Senior Secured Second Lien Notes due 2025. Interest expense, net of amounts capitalized, remained materially consistent in the period-to-period comparison.

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

The demand for coal experienced an unprecedented decline toward the end of the first quarter of 2020, but has steadily improved since the significant COVID-related demand trough in the second quarter of 2020. During the first quarter of 2021, the Company made principal repayments or repurchases of $9 million, $6 million, $9 million and $6 million on its finance leases and asset-backed financing arrangements, Term Loan A Facility, 11.00% Senior Secured Second Lien Notes and Term Loan B Facility, respectively. As of March 31, 2021, our $400 million revolving credit facility has no borrowings and is currently only used for providing letters of credit with $146 million issued. On April 13, 2021, the Company executed $75 million of tax-exempt solid waste disposal revenue bonds to be issued through the Pennsylvania Economic Development Financing Authority (“PEDFA”). The bonds will have a 30-year maturity and were priced in an initial 7-year term rate period with an interest rate of 9.0 percent.

While some government-imposed shut-downs of non-essential businesses in the United States and abroad have been phased out, there is a possibility that additional shut-downs may be reinstated if COVID-19 continues to spread. Depressed demand for our coal may also result from a general recession or reduction in overall business activity caused by COVID-19. Additionally, some of our customers have already attempted, and may in the future attempt, to invoke force majeure or similar provisions in the contracts they have in place with us in order to avoid taking possession of and paying us for our coal that they are contractually obligated to purchase. A decrease in demand for our coal and the failure of our customers to purchase coal from us that they are obligated to purchase pursuant to existing contracts would have a material adverse effect on our results of operations and financial condition. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak, the pace and effectiveness of vaccination efforts and the effectiveness of actions globally to contain or mitigate its effects. We expect this could continue to negatively impact our results of operations, cash flows and financial condition. The Company will continue to take steps it believes are appropriate to mitigate the impact of COVID-19 on its operations, liquidity and financial condition.

The Company expects to maintain adequate liquidity through its operating cash flow and revolving credit facility to fund its working capital and capital expenditures requirements. The Company's cash flow from operations in the first quarter of 2021 was supported by its contracted position, strong spot market activity and its ongoing cost and capital control measures. The Company started experiencing some delays in collections of accounts receivable in the second half of 2019. This trend has been improving over the past several quarters. However, if these delays continue or increase, the Company may have less cash flow from operations and may have less borrowing capacity under its securitization facility (under which borrowing capacity is based on certain current accounts receivable).

The Company started a capital construction project on the coarse refuse disposal area in 2017, which is expected to continue through 2021. The construction on the coarse refuse disposal area is now funded, in part, by the $75 million of tax-exempt solid waste disposal revenue bonds, the proceeds of which the Company expects to expend over approximately the next two years, as qualified work is completed. The Company also began construction of the Itmann Mine in the second half of 2019; development mining began in April 2020, and full production is expected upon completion of a new preparation plant. When fully operational, the Company anticipates producing approximately 900 thousand tons per year of high-quality, low-vol coking coal capacity.

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

Over the past year, the insurance and surety markets have been increasingly challenging, particularly for coal companies. We have experienced rising premiums, reduced coverage and/or fewer providers willing to underwrite policies and surety bonds. Terms have generally become more unfavorable, including increases in the amount of collateral required to secure surety bonds. Further cost burdens on our ability to maintain adequate insurance and bond coverage may adversely impact our operations, financial position and liquidity.

The Company is continuing to actively monitor the effects of the ongoing COVID-19 pandemic on its liquidity and capital resources. As disclosed previously and above, we took several steps throughout the COVID-19 pandemic to reinforce our liquidity. From a coal shipment perspective, the decline in coal demand seemed to have hit its lowest point in May 2020 and has since shown significant improvement. However, if the demand for our coal decreases, this could adversely affect our liquidity in future quarters. Our Revolving Credit Facility, Term Loan A Facility, Term Loan B Facility, Securitization Facility and the Indenture entered into in connection with our 11.00% Senior Secured Second Lien Notes due 2025 (collectively, the “Credit Facilities”) contain certain financial covenants. Events resulting from the effects of COVID-19 may negatively impact our liquidity and, as a result, our ability to comply with these covenants, which were amended during the second quarter of 2020. These events could lead us to seek further amendments or waivers from our lenders, limit access to or require accelerated repayment of amounts borrowed under the Credit Facilities, or require us to pursue alternative financing. We have no assurance that any such alternative financing, if required, could be obtained at terms acceptable to us, or at all, as a result of the effects of COVID-19 on capital markets at such time.

Cash Flows (in millions)

	Three Months Ended March 31,
	2021	2020	Change
Cash Provided by Operating Activities	$78	$51	$27
Cash Used in Investing Activities	$(5)	$(27)	$22
Cash Used in Financing Activities	$(32)	$(26)	$(6)

Cash provided by operating activities increased $27 million in the period-to-period comparison, primarily due to a $24 million increase in net income, a $16 million change in gain on debt extinguishment and other working capital changes that occurred throughout both periods.

Cash used in investing activities decreased $22 million in the period-to-period comparison. The decrease is primarily attributable to a $13 million decrease in capital expenditures as a result of cost control measures put into place by management and an $8 million increase in proceeds from the sale of assets due to the sale of various gas wells during the three months ended March 31, 2021. Further details regarding the Company's capital expenditures are set forth below.

	Three Months Ended March 31,
	2021	2020	Change
Building and Infrastructure	$7	$15	$(8)
Equipment Purchases and Rebuilds	4	8	(4)
Solid Waste Disposal Project	2	3	(1)
IS&T Infrastructure	1	—	1
Other	—	1	(1)
Total Capital Expenditures	$14	$27	$(13)

Cash used in financing activities increased $6 million in the period-to-period comparison. During the three months ended March 31, 2021, total payments of $30 million were made on the Company's finance leasing arrangements, Term Loan A Facility, Term Loan B Facility and 11.00% Senior Secured Second Lien Notes.

During the three months ended March 31, 2020, total payments of $35 million were made on the Company's finance leasing arrangements, Term Loan A Facility, Term Loan B Facility and 11.00% Senior Secured Second Lien Notes. The Company also received proceeds of approximately $16 million related to a finance leasing arrangement in the three months ended March 31, 2020.

Senior Secured Credit Facilities

In November 2017, the Company entered into a revolving credit facility with PNC Bank, N.A. with commitments up to $300 million (the “Revolving Credit Facility”), a Term Loan A Facility of up to $100 million (the “TLA Facility”) and a Term Loan B Facility of up to $400 million (the “TLB Facility”, and together with the Revolving Credit Facility and the TLA Facility, the “Senior Secured Credit Facilities”). On March 28, 2019, the Company amended the Senior Secured Credit Facilities to increase the borrowing commitment of the Revolving Credit Facility to $400 million and reallocate the principal amounts outstanding under the TLA Facility and TLB Facility. On March 29, 2021, the Company amended the Senior Secured Credit Facilities to revise the negative covenant with respect to other indebtedness to allow the Company to incur obligations under the tax-exempt solid waste disposal revenue bonds. On June 5, 2020, the Company amended the Senior Secured Credit Facilities (the “amendment”) to provide eight quarters of financial covenant relaxation, effect an increase in the rate at which borrowings under the Revolving Credit Facility and the TLA Facility bear interest, and add an anti-cash hoarding provision. Borrowings under the Company's Senior Secured Credit Facilities bear interest at a floating rate which can be, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) an alternate base rate plus an applicable margin. The applicable margin for the Revolving Credit Facility and TLA Facility depends on the total net leverage ratio, whereas the applicable margin for the TLB Facility is fixed. The amendment increased the applicable margin by 50 basis points on both the Revolving Credit Facility and the TLA Facility. The maturity date of the Revolving Credit and TLA Facilities is March 28, 2023. The TLB Facility's maturity date is September 28, 2024. In June 2019, the TLA Facility began amortizing in equal quarterly installments of (i) 3.75% of the original principal amount thereof, for four consecutive quarterly installments commencing with the quarter ended June 30, 2019, (ii) 6.25% of the original principal amount thereof for the subsequent eight quarterly installments commencing with the quarter ended June 30, 2020 and (iii) 8.75% of the original principal amount thereof for the quarterly installments thereafter, with the remaining balance due at final maturity. In June 2019, the TLB Facility began amortizing in equal quarterly installments in an amount equal to 0.25% per annum of the amended principal amount thereof, with the remaining balance due at final maturity.

Obligations under the Senior Secured Credit Facilities are guaranteed by (i) all owners of the PAMC held by the Company, (ii) any other members of the Company’s group that own any portion of the collateral securing the Revolving Credit Facility, and (iii) subject to certain customary exceptions and agreed materiality thresholds, all other existing or future direct or indirect wholly-owned restricted subsidiaries of the Company. The obligations are secured by, subject to certain exceptions (including a limitation of pledges of equity interests in certain subsidiaries and certain thresholds with respect to real property), a first-priority lien on (i) the Company’s interest in the Pennsylvania Mining Complex, (ii) the limited partner units of the Partnership held by the Company, (iii) the equity interests in CONSOL Coal Resources GP LLC held by the Company, (iv) the CONSOL Marine Terminal, (v) the Itmann Mine, and (vi) the 1.5 billion tons of Greenfield Reserves. The Senior Secured Credit Facilities contain a number of customary affirmative covenants. In addition, the Senior Secured Credit Facilities contain a number of negative covenants, including (subject to certain exceptions) limitations on (among other things): indebtedness, liens, investments, acquisitions, dispositions, restricted payments, and prepayments of junior indebtedness. The amendment added additional conditions to be met for the covenants relating to investments in joint ventures, general investments, share repurchases, dividends, and repurchases of the Second Lien Notes (as defined below). The additional conditions require no outstanding borrowings and no more than $200 million of outstanding letters of credit on the Revolving Credit Facility. Further restrictions apply to investments in joint ventures, share repurchases and dividends that require the total net leverage ratio shall not be greater than 2.00 to 1.00.

The Revolving Credit Facility and TLA Facility also include financial covenants, including (i) a maximum first lien gross leverage ratio, (ii) a maximum total net leverage ratio, and (iii) a minimum fixed charge coverage ratio. The maximum first lien gross leverage ratio is calculated as the ratio of Consolidated First Lien Debt to Consolidated EBITDA. Consolidated EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations, non-cash charges related to legacy employee liabilities and gains and losses on debt extinguishment, and subtracts cash payments related to legacy employee liabilities. The maximum total net leverage ratio is calculated as the ratio of Consolidated Indebtedness, minus Cash on Hand, to Consolidated EBITDA. The minimum fixed charge coverage ratio is calculated as the ratio of Consolidated EBITDA to Consolidated Fixed Charges. Consolidated Fixed Charges, as used in the covenant calculation, include cash interest payments, cash payments for income taxes, scheduled debt repayments, dividends paid, and Maintenance Capital Expenditures. The amendment revised the financial covenants applicable to the Revolving Credit Facility and TLA Facility relating to the maximum first lien gross leverage ratio, maximum total net leverage ratio and minimum fixed charge coverage ratio, so that for the fiscal quarters ending June 30, 2020 through March 31, 2021, the maximum first lien gross leverage ratio shall be 2.50 to 1.00, the maximum total net leverage ratio shall be 3.75 to 1.00, and the minimum fixed charge coverage ratio shall be 1.00 to 1.00; for the fiscal quarters ending June 30, 2021 through September 30, 2021, the maximum first lien gross leverage ratio shall be 2.25 to 1.00 and the maximum total net leverage ratio shall be 3.50 to 1.00; for the fiscal quarters ending June 30, 2021 through March 31, 2022, the minimum fixed charge coverage ratio shall be 1.05 to 1.00; for the fiscal quarters ending December 31, 2021 through March 31, 2022, the maximum first lien gross leverage ratio shall be 2.00 to 1.00 and the maximum total net leverage ratio shall be 3.25 to 1.00; and for the fiscal quarters ending on or after June 30, 2022, the maximum first lien gross leverage ratio shall be 1.75 to 1.00, the maximum total net leverage ratio shall be 2.75 to 1.00 and the minimum fixed charge coverage ratio shall be 1.10 to 1.00. The maximum first lien gross leverage ratio was 1.37 to 1.00 at March 31, 2021. The maximum total net leverage ratio was 1.97 to 1.00 at March 31, 2021. The minimum fixed charge coverage ratio was 1.88 to 1.00 at March 31, 2021. The Company was in compliance with all of its financial covenants under the Senior Secured Credit Facilities as of March 31, 2021.

The TLB Facility also includes a financial covenant that requires the Company to repay a certain amount of its borrowings under the TLB Facility within ten business days after the date it files its Form 10-K with the Securities and Exchange Commission (“SEC”) if the Company has excess cash flow (as defined in the credit agreement for the Senior Secured Credit Facilities) during the year covered by the applicable Form 10-K. During the three months ended March 31, 2021, CONSOL Energy made the required repayment of approximately $5 million based on the amount of the Company's excess cash flow as of December 31, 2020. The required repayment is equal to a certain percentage of the Company’s excess cash flow for such year, ranging from 0% to 75% depending on the Company’s total net leverage ratio, less the amount of certain voluntary prepayments made by the Company, if any, under the TLB Facility during such fiscal year.

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

At March 31, 2021, the Revolving Credit Facility had no borrowings outstanding and $146 million of letters of credit outstanding, leaving $254 million of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.

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

At March 31, 2021, eligible accounts receivable totaled approximately $25 million. At March 31, 2021, the facility had no outstanding borrowings and $26 million of letters of credit outstanding, leaving no unused capacity. Costs associated with the receivables facility totaled $261 thousand for the three months ended March 31, 2021. These costs have been recorded as financing fees which are included in Operating and Other Costs in the Consolidated Statements of Income. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.

11.00% Senior Secured Second Lien Notes due 2025

On November 13, 2017, the Company issued $300 million in aggregate principal amount of 11.00% Senior Secured Second Lien Notes due 2025 (the “Second Lien Notes”) pursuant to an indenture (the “Indenture”) dated as of November 13, 2017, by and between the Company and UMB Bank, N.A., a national banking association, as trustee and collateral trustee (the “Trustee”). On November 28, 2017, certain subsidiaries of the Company executed a supplement to the Indenture and became party to the Indenture as a guarantor (the “Guarantors”). The Second Lien Notes are secured by second priority liens on substantially all of the assets of the Company and the Guarantors that are pledged on a first-priority basis as collateral securing the Company’s obligations under the Senior Secured Credit Facilities (described above), subject to certain exceptions under the Indenture.

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

Debt

At March 31, 2021, CONSOL Energy had total long-term debt and finance lease obligations of $645 million outstanding, including the current portion of long-term debt of $50 million. This long-term debt consisted of:

•

An aggregate principal amount of $265 million in connection with the Term Loan B (TLB) Facility, due in September 2024, less $1 million of unamortized discount. Borrowings under the TLB Facility bear interest at a floating rate.

•	An aggregate principal amount of $157 million of 11.00% Senior Secured Second Lien Notes due in November 2025. Interest on the notes is payable May 15 and November 15 of each year.
•	An aggregate principal amount of $60 million in connection with the Term Loan A (TLA) Facility, due in March 2023. Borrowings under the TLA Facility bear interest at a floating rate.
•

An aggregate principal amount of $103 million of industrial revenue bonds which were issued to finance the Baltimore port facility, bear interest at 5.75% per annum and mature in September 2025. Interest on the industrial revenue bonds is payable March 1 and September 1 of each year. Payment of the principal and interest on the notes is guaranteed by CONSOL Energy.

•	Advance royalty commitments of $2 million with a weighted average interest rate of 13.68% per annum.
•	An aggregate principal amount of $59 million of finance leases and asset-backed financing arrangements with a weighted average interest rate of 6.14% and 3.61%, respectively.

At March 31, 2021, CONSOL Energy had no borrowings outstanding and approximately $146 million of letters of credit outstanding under the $400 million senior secured Revolving Credit Facility. At March 31, 2021, CONSOL Energy had no borrowings outstanding and approximately $26 million of letters of credit outstanding under the $100 million Securitization Facility.

Stock and Debt Repurchases

In December 2017, CONSOL Energy’s Board of Directors approved a program to repurchase, from time to time, the Company's outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025. Since its inception, the Company's Board of Directors has subsequently amended the program several times, the most recent of which amendment in April 2021 raised the aggregate limit of the Company's repurchase authority to $320 million and extended the program until December 31, 2022.

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

During the three months ended March 31, 2021, the Company spent approximately $9 million to retire $10 million of its 11.00% Senior Secured Second Lien Notes due 2025, which continued to trade below par value. No common shares were repurchased under this program during the three months ended March 31, 2021.

Total Equity and Dividends

Total equity attributable to CONSOL Energy was $583 million at March 31, 2021 and $554 million at December 31, 2020. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.

The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy's Board of Directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CONSOL Energy's financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. The Company's Senior Secured Credit Facilities limit CONSOL Energy's ability to pay dividends up to $25 million annually, which increases to $50 million annually when the Company's total net leverage ratio is less than 1.50 to 1.00 and subject to an aggregate amount up to a cumulative credit calculation set forth in the facilities, with additional conditions of no outstanding borrowings and no more than $200 million of outstanding letters of credit on the Revolving Credit Facility, and the total net leverage ratio shall not be greater than 2.00 to 1.00. The total net leverage ratio was 1.97 to 1.00 and the cumulative credit was approximately $55 million at March 31, 2021. The cumulative credit starts with $50 million and builds with excess cash flow commencing in 2018. The Senior Secured Credit Facilities do not permit dividend payments in the event of default. The Indenture to the 11.00% Senior Secured Second Lien Notes limits dividends when the Company's total net leverage ratio exceeds 2.00 to 1.00 and limits dividends to an amount not to exceed an annual rate of 4.0% of the quoted public market value per share of such common stock at the time of the declaration. The Indenture does not permit dividend payments in the event of default.

Off-Balance Sheet Arrangements

CONSOL Energy does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on CONSOL Energy’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Consolidated Financial Statements of this Form 10-Q. CONSOL Energy participates in the United Mine Workers of America (the “UMWA”) Combined Benefit Fund and the UMWA 1992 Benefit Plan which generally accepted accounting principles recognize on a pay-as-you-go basis. These benefit arrangements may result in additional liabilities that are not recognized on the Consolidated Balance Sheet at March 31, 2021. The various multi-employer benefit plans are discussed in Note 17—Other Employee Benefit Plans in the Notes to the Consolidated Financial Statements in Item 8 of the December 31, 2020 Form 10-K. CONSOL Energy's total contributions under the Coal Industry Retiree Health Benefit Act of 1992 were $1,224 and $1,364 for the three months ended March 31, 2021 and 2020, respectively.  Based on available information at March 31, 2021, CONSOL Energy's obligation for the UMWA Combined Benefit Fund and 1992 Benefit Plan is estimated to be approximately $56,039. CONSOL Energy also uses a combination of surety bonds, corporate guarantees and letters of credit to secure its financial obligations for employee-related, environmental, performance and various other items which are not reflected on the Consolidated Balance Sheet at March 31, 2021. Management believes these items will expire without being funded. See Note 14—Commitments and Contingent Liabilities in the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CONSOL Energy.

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

•

the effects of receiving low sustainability scores or high risk ratings associated with ESG assessments conducted by independent third parties, which potentially results in the exclusion of our securities from consideration by certain investment funds and a negative perception by investors;

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

•	the potential failure to retain and attract qualified personnel of the Company and a possible increased reliance on third party contractors as a result;
•	failure to maintain effective internal controls over financial reporting;
•	uncertainty with respect to the Company’s common stock, potential stock price volatility and future dilution;
•	the consequences of a lack of, or negative, commentary about us published by securities analysts and media;
•	uncertainty regarding the timing of any dividends we may declare;
•	uncertainty as to whether we will repurchase shares of our common stock or outstanding debt securities;
•	restrictions on the ability to acquire us in our certificate of incorporation, bylaws and Delaware law and the resulting effects on the trading price of our common stock;
•	inability of stockholders to bring legal action against us in any forum other than the state courts of Delaware; and
•	other unforeseen factors.

The above list of factors is not exhaustive or necessarily in order of importance. Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements include those discussed under “Risk Factors” elsewhere in this report and the other filings we make with the SEC. The Company disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to the Company's exposures to market risk since December 31, 2020.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy's principal executive officer and principal financial officer, evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CONSOL Energy's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2021 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy's management, including CONSOL Energy's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II: OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Our operations are subject to a variety of risks and disputes normally incidental to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. However, we are not currently subject to any material litigation, except as disclosed in Note 14 - Commitments and Contingent Liabilities in the Notes to the Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q, incorporated herein by this reference.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this quarterly report, including the risk factor set forth below, you should carefully consider the factors described in “Part 1 - Item 1A. Risk Factors” of CONSOL Energy's 2020 Form 10-K. These described risks are not the only risks the Company faces. Additional risks and uncertainties not currently known to CONSOL Energy or that the Company currently deems to be immaterial also may materially adversely affect CONSOL Energy's business, financial condition and/or operating results.

We depend on the services of key executives and any inability to attract and retain key management personnel could have a material adverse effect on our business.

Our future success depends upon the continued services of our executive officers, including our Chief Executive Officer and Chief Financial Officer, who have critical experience and relationships in the coal industry that we rely on to implement our business plan and growth strategy. Our ability to retain senior management has in the past been, and may in the future be, impacted by volatility in commodity prices and uneven business performance, which have negatively impacted our stock price, and therefore, our ability to use equity compensation as a retention tool. Additionally, the recent efforts of certain members of the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities and other groups, to promote divestment of fossil fuel equities, to encourage the consideration of environmental, social and governance (“ESG”) practices of companies in a manner that negatively affects coal companies and to pressure lenders to limit funding to companies engaged in the extraction of fossil fuel reserves may also negatively impact our ability to attract and retain key management personnel. Accordingly, we have entered into, and may need to enter into additional retention or other arrangements that could be costly to maintain. While we have an employment agreement in place with our chief executive officer and change-in-control agreements with our senior executives, there can be no assurance we will continue to retain their services and we may become subject to significant severance payments if our relationship with these executives is terminated under certain circumstances. Further, turnover, planned or otherwise, in these or other key leadership positions may materially adversely affect our ability to manage our business efficiently and effectively, and such turnover can be disruptive and distracting to management, may lead to additional departures of existing personnel and could have a material adverse effect on our operations and future profitability. Our ability to retain our key management personnel or to identify and attract additional management personnel or suitable replacements should any members of the management team leave or be terminated is dependent on a number of factors, including the competitive nature of the employment market and our industry. Any failure to retain key management personnel or to attract additional or suitable replacement personnel could cause uncertainty among investors, employees, customers and others concerning our future direction and performance and could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of the Company's equity securities during the three months ended March 31, 2021. Since the December 2017 inception of the Company's current stock and debt repurchase program, CONSOL Energy Inc.'s Board of Directors has approved a $320 million stock and debt repurchase program, which terminates on December 31, 2022. As of May 4, 2021, approximately $132 million remained available under the stock and debt repurchase program. The program does not obligate CONSOL Energy to acquire any particular amount of its common stock or notes, and can be modified or suspended at any time at the Company’s discretion. See Note 18 - Stock and Debt Repurchases in the Notes to the Consolidated Financial Statements in Item 1 of this Form 10-Q for more information.

Limitation Upon Payment of Dividends

The Indenture and the Senior Secured Credit Facilities include certain covenants limiting the Company's ability to declare and pay dividends.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibits	Description	Method of Filing

10.1	Amendment No. 3, dated as of March 29, 2021, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the other Secured Parties referred to therein	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on March 31, 2021

10.2*	Form Notice of Performance-based Phantom Units and Terms and Conditions	Filed herewith

10.3*	Form Notice of Performance-based Market Share Units and Terms and Conditions	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

95	Mine Safety and Health Administration Safety Data	Filed herewith

101	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2021, furnished in Inline XBRL)	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL)	Contained in Exhibit 101

*Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOL ENERGY INC.

May 4, 2021	By:	/s/ JAMES A. BROCK
James A. Brock
Director, Chief Executive Officer and President (Principal Executive Officer)

May 4, 2021	By:	/s/ MITESHKUMAR B. THAKKAR
Miteshkumar B. Thakkar
Chief Financial Officer (Principal Financial Officer)

May 4, 2021	By:	/s/ JOHN M. ROTHKA
John M. Rothka
Chief Accounting Officer (Principal Accounting Officer)