Form 10-Q
period 2021-06-30
CONSOL Energy Inc.
filed 2021-08-03
CIK 1710366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________________

FORM 10-Q

__________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2021

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

CONSOL Energy Inc. had 34,480,181 shares of common stock, $0.01 par value, outstanding at July 23, 2021.

IMPORTANT DEFINITIONS REFERENCED IN THIS QUARTERLY REPORT

Unless the context otherwise requires:

•	“CONSOL Energy,” “we,” “our,” “us,” “our Company” and “the Company” refer to CONSOL Energy Inc. and its subsidiaries;

•	“Btu” means one British Thermal unit;

•	“CCR Merger” refers to the merger under that certain Agreement and Plan of Merger, dated as of October 22, 2020, among the Company, Transformer LP Holdings Inc. (“Holdings”), a wholly-owned subsidiary of the Company, Transformer Merger Sub LLC, a wholly-owned subsidiary of Holdings (“Merger Sub”), the Partnership and the General Partner, pursuant to which Merger Sub merged with and into the Partnership, with the Partnership surviving as an indirect, wholly-owned subsidiary of the Company, which merger closed on December 30, 2020;

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

•	“Itmann Mine” refers to the development of a metallurgical coal mine located in Wyoming County, West Virginia;

•	“Partnership,” “CCR” or “CONSOL Coal Resources” refers to a Delaware limited partnership that holds a 25% undivided interest in, and is the sole operator of, the Pennsylvania Mining Complex;

•

“Pennsylvania Mining Complex” or “PAMC” refers to the Bailey, Enlow Fork and Harvey coal mines, the Central Preparation Plant, coal reserves and related assets and operations located primarily in southwestern Pennsylvania; and

•

“separation and distribution” refers to the separation of the Coal Business from our former parent’s other businesses on November 28, 2017 and the pro rata distribution of the Company's issued and outstanding shares of common stock to its former parent's stockholders on November 29, 2017, and the creation, as a result of the distribution, of an independent, publicly-traded company (the Company) to hold the assets and liabilities associated with the Coal Business after the distribution.

PART I : FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOL ENERGY INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue and Other Income:	2021	2020	2021	2020
Coal Revenue	$259,832	$102,313	$545,367	$357,765
Terminal Revenue	17,380	15,898	35,592	32,399
Freight Revenue	26,010	3,085	53,023	6,232
Miscellaneous Other (Loss) Income	(18,403)	33,936	(15,214)	50,106
Gain on Sale of Assets	2,340	7,329	10,542	7,315
Total Revenue and Other Income	287,159	162,561	629,310	453,817
Costs and Expenses:
Operating and Other Costs	175,048	116,406	360,158	328,681
Depreciation, Depletion and Amortization	52,199	46,155	112,096	101,098
Freight Expense	26,010	3,085	53,023	6,232
Selling, General and Administrative Costs	22,542	10,939	46,506	28,609
Gain on Debt Extinguishment	(106)	—	(789)	(16,833)
Interest Expense, net	16,187	14,722	31,448	30,393
Total Costs and Expenses	291,880	191,307	602,442	478,180
(Loss) Earnings Before Income Tax	(4,721)	(28,746)	26,868	(24,363)
Income Tax Benefit	(8,893)	(7,683)	(3,708)	(5,775)
Net Income (Loss)	4,172	(21,063)	30,576	(18,588)
Less: Net Loss Attributable to Noncontrolling Interest	—	(3,080)	—	(2,972)
Net Income (Loss) Attributable to CONSOL Energy Inc. Stockholders	$4,172	$(17,983)	$30,576	$(15,616)

Earnings (Loss) per Share:
Total Basic Earnings (Loss) per Share	$0.12	$(0.69)	$0.89	$(0.60)
Total Dilutive Earnings (Loss) per Share	$0.12	$(0.69)	$0.87	$(0.60)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Income (Loss)	$4,172	$(21,063)	$30,576	$(18,588)

Other Comprehensive Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: ($1,427), ($1,214), ($2,591), ($2,428))	4,125	3,624	7,485	7,248
Unrealized Gain (Loss) on Cash Flow Hedges (Net of tax: ($135), $4, ($279), $937)	391	(12)	805	(2,785)
Other Comprehensive Income	4,516	3,612	8,290	4,463

Comprehensive Income (Loss)	$8,688	$(17,451)	$38,866	$(14,125)

Less: Comprehensive Loss Attributable to Noncontrolling Interest	—	(3,065)	—	(2,942)

Comprehensive Income (Loss) Attributable to CONSOL Energy Inc. Stockholders	$8,688	$(14,386)	$38,866	$(11,183)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	(Unaudited)
	June 30,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and Cash Equivalents	$146,667	$50,850
Restricted Cash - Current	31,669	—
Accounts and Notes Receivable
Trade Receivables, net	99,716	118,289
Other Receivables, net	15,592	42,157
Inventories	59,299	56,200
Prepaid Expenses and Other Assets	19,009	25,445
Total Current Assets	371,952	292,941
Property, Plant and Equipment:
Property, Plant and Equipment	5,171,233	5,143,696
Less - Accumulated Depreciation, Depletion and Amortization	3,168,407	3,094,634
Total Property, Plant and Equipment—Net	2,002,826	2,049,062
Other Assets:
Deferred Income Taxes	69,656	68,821
Right of Use Asset - Operating Leases	35,113	53,436
Restricted Cash - Non-current	21,867	—
Other, net	56,517	59,106
Total Other Assets	183,153	181,363
TOTAL ASSETS	$2,557,931	$2,523,366

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	(Unaudited)
	June 30,	December 31,
	2021	2020
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$68,073	$71,229
Current Portion of Long-Term Debt	50,861	53,846
Operating Lease Liability	8,564	20,241
Other Accrued Liabilities	242,759	223,154
Total Current Liabilities	370,257	368,470
Long-Term Debt:
Long-Term Debt	609,326	566,858
Finance Lease Obligations	30,548	36,203
Total Long-Term Debt	639,874	603,061
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	379,221	387,637
Pneumoconiosis Benefits	227,929	229,720
Asset Retirement Obligations	214,937	228,182
Workers’ Compensation	62,132	64,390
Salary Retirement	20,215	35,359
Operating Lease Liability	26,549	35,655
Other	24,084	17,373
Total Deferred Credits and Other Liabilities	955,067	998,316
TOTAL LIABILITIES	1,965,198	1,969,847

Stockholders' Equity:
Common Stock, $0.01 Par Value; 62,500,000 Shares Authorized, 34,480,181 Shares Issued and Outstanding at June 30, 2021; 34,031,374 Shares Issued and Outstanding at December 31, 2020	345	340
Capital in Excess of Par Value	643,033	642,887
Retained Earnings	277,426	246,850
Accumulated Other Comprehensive Loss	(328,071)	(336,558)
TOTAL EQUITY	592,733	553,519
TOTAL LIABILITIES AND EQUITY	$2,557,931	$2,523,366

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
December 31, 2020	$340	$642,887	$246,850	$(336,558)	$553,519
(Unaudited)
Net Income	—	—	26,404	—	26,404
Actuarially Determined Long-Term Liability Adjustments (Net of $1,164 Tax)	—	—	—	3,360	3,360
Interest Rate Hedge (Net of $144 Tax)	—	—	—	414	414
Comprehensive Income	—	—	26,404	3,774	30,178
Issuance of Common Stock	4	(4)	—	—	—
Amortization of Stock-Based Compensation Awards	—	1,509	—	—	1,509
Shares Withheld for Taxes	—	(2,072)	—	—	(2,072)
CCR Merger	—	(266)	—	197	(69)
March 31, 2021	$344	$642,054	$273,254	$(332,587)	$583,065
(Unaudited)
Net Income	—	—	4,172	—	4,172
Actuarially Determined Long-Term Liability Adjustments (Net of $1,427 Tax)	—	—	—	4,125	4,125
Interest Rate Hedge (Net of $135 Tax)	—	—	—	391	391
Comprehensive Income	—	—	4,172	4,516	8,688
Issuance of Common Stock	1	(1)	—	—	—
Amortization of Stock-Based Compensation Awards	—	1,210	—	—	1,210
Shares Withheld for Taxes	—	(230)	—	—	(230)
June 30, 2021	$345	$643,033	$277,426	$(328,071)	$592,733

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total CONSOL Energy Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
December 31, 2019	$259	$523,762	$259,903	$(348,725)	$435,199	$137,196	$572,395
(Unaudited)
Net Income	—	—	2,367	—	2,367	108	2,475
Actuarially Determined Long-Term Liability Adjustments (Net of $1,214 Tax)	—	—	—	3,609	3,609	15	3,624
Interest Rate Hedge (Net of ($933) Tax)	—	—	—	(2,773)	(2,773)	—	(2,773)
Comprehensive Income	—	—	2,367	836	3,203	123	3,326
Adoption of ASU 2016-13 (Net of ($1,109) Tax)	—	—	(3,298)	—	(3,298)	—	(3,298)
Issuance of Common Stock	1	(1)	—	—	—	—	—
Amortization of Stock-Based Compensation Awards	—	4,856	—	—	4,856	158	5,014
Shares/Units Withheld for Taxes	—	(555)	—	—	(555)	(217)	(772)
Distributions to Noncontrolling Interest	—	—	—	—	—	(5,575)	(5,575)
March 31, 2020	$260	$528,062	$258,972	$(347,889)	$439,405	$131,685	$571,090
(Unaudited)
Net Loss	—	—	(17,983)	—	(17,983)	(3,080)	(21,063)
Actuarially Determined Long-Term Liability Adjustments (Net of $1,214 Tax)	—	—	—	3,609	3,609	15	3,624
Interest Rate Hedge (Net of ($4) Tax)	—	—	—	(12)	(12)	—	(12)
Comprehensive (Loss) Income	—	—	(17,983)	3,597	(14,386)	(3,065)	(17,451)
Amortization of Stock-Based Compensation Awards	—	2,162	—	—	2,162	74	2,236
June 30, 2020	$260	$530,224	$240,989	$(344,292)	$427,181	$128,694	$555,875

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash Flows from Operating Activities:
Net Income (Loss)	$30,576	$(18,588)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	112,096	101,098
Gain on Sale of Assets	(10,542)	(7,315)
Stock/Unit-Based Compensation	2,719	7,250
Amortization of Debt Issuance Costs	4,331	3,146
Gain on Debt Extinguishment	(789)	(16,833)
Loss on Commodity Derivative Instruments	20,437	—
Deferred Income Taxes	(3,708)	(5,775)
Equity in Earnings of Affiliates	312	586
Changes in Operating Assets:
Accounts and Notes Receivable	45,093	42,469
Inventories	(3,099)	(6,910)
Prepaid Expenses and Other Assets	6,436	11,936
Changes in Other Assets	(345)	2,989
Changes in Operating Liabilities:
Accounts Payable	(6,995)	(37,669)
Other Operating Liabilities	2,880	(7,004)
Changes in Other Liabilities	(26,797)	(22,700)
Net Cash Provided by Operating Activities	172,605	46,680
Cash Flows from Investing Activities:
Capital Expenditures	(57,455)	(46,447)
Proceeds from Sales of Assets	11,918	689
Other Investing Activity	(182)	—
Net Cash Used in Investing Activities	(45,719)	(45,758)
Cash Flows from Financing Activities:
Proceeds from Finance Lease Obligations	—	16,293
Payments on Finance Lease Obligations	(14,625)	(11,928)
Payments on Term Loan A	(12,500)	(10,000)
Payments on Term Loan B	(6,223)	(1,375)
Payments on Second Lien Notes	(14,153)	(25,480)
Proceeds from Long-Term Debt	75,000	—
Payments on Asset-Backed Financing	(362)	(349)
Distributions to Noncontrolling Interest	—	(5,575)
Shares/Units Withheld for Taxes	(2,302)	(772)
Debt-Related Financing Fees	(2,368)	(9,002)
Net Cash Provided by (Used in) Financing Activities	22,467	(48,188)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	149,353	(47,266)
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	50,850	80,293
Cash and Cash Equivalents and Restricted Cash at End of Period	$200,203	$33,027

Non-Cash Investing and Financing Activities:
Finance Lease	$8,226	$13,003
Other Equipment Financing	$—	$11,153

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for future periods.

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

Recent Accounting Pronouncements

In May 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-04 - Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The amendments in this update affect all entities that issue freestanding written call options that are classified in equity. Specifically, the amendments affect those entities when a freestanding equity-classified written call option is modified or exchanged and remains equity classified after the modification or exchange. The amendments that relate to the recognition and measurement of EPS for certain modifications or exchanges of freestanding equity-classified written call options affect entities that present EPS in accordance with the guidance in Topic 260, Earnings Per Share. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Management is currently evaluating the impact of this guidance, but does not expect this update to have a material impact on the Company's financial statements.

Earnings per Share

Basic earnings per share are computed by dividing net income (loss) attributable to CONSOL Energy Inc. stockholders by the weighted average number of shares outstanding during the reporting period. Dilutive earnings per share are computed similarly to basic earnings per share, except that the weighted average number of shares outstanding is increased to include additional shares from restricted stock units and performance share units, if dilutive. The number of additional shares is calculated by assuming that outstanding restricted stock units and performance share units were released, and that the proceeds from such activities were used to acquire shares of common stock at the average market price during the reporting period.

The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Anti-Dilutive Restricted Stock Units	42,321	1,516,956	51,101	1,259,588
Anti-Dilutive Performance Share Units	—	29,062	—	29,061
	42,321	1,546,018	51,101	1,288,649

The computations for basic and dilutive earnings per share are as follows:

	Three Months Ended		Six Months Ended
Dollars in thousands, except per share data	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net Income (Loss)	$4,172	$(21,063)	$30,576	$(18,588)
Less: Net Loss Attributable to Noncontrolling Interest	—	(3,080)	—	(2,972)
Net Income (Loss) Attributable to CONSOL Energy Inc. Stockholders	$4,172	$(17,983)	$30,576	$(15,616)

Denominator:
Weighted-average shares of common stock outstanding	34,446,605	26,031,103	34,327,282	26,009,129
Effect of dilutive shares*	643,892	—	734,388	—
Weighted-average diluted shares of common stock outstanding	35,090,497	26,031,103	35,061,670	26,009,129

Earnings (Loss) per Share:
Basic	$0.12	$(0.69)	$0.89	$(0.60)
Dilutive	$0.12	$(0.69)	$0.87	$(0.60)

*During periods in which the Company incurs a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of all equity awards is anti-dilutive.

As of June 30, 2021, CONSOL Energy has 500,000 shares of preferred stock authorized, none of which are issued or outstanding.

Reclassifications

During the year ended December 31, 2020, the Company added the CONSOL Marine Terminal to its reportable segments, as disclosed in Note 17 - Segment Information. As a result, certain reclassifications of 2020 segment information have been made to conform to the 2021 presentation. Additionally, certain amounts in prior periods have been reclassified to conform with the report classifications of the current period, including the reclassification of the current portion of the Company's operating lease liability, previously included in Other Accrued Liabilities on the Consolidated Balance Sheets. These reclassifications had no effect on previously reported total assets, net income, stockholders' equity or cash flows from operating activities.

NOTE 2—MAJOR TRANSACTIONS:

Merger with CONSOL Coal Resources LP

On October 22, 2020, CONSOL Energy, the Partnership, the General Partner, a wholly-owned subsidiary of CONSOL Energy, and Merger Sub entered into a definitive merger agreement (the “Merger Agreement”) pursuant to which Merger Sub merged with and into the Partnership, with the Partnership surviving as an indirect, wholly-owned subsidiary of CONSOL Energy. On December 30, 2020, the CCR Merger was completed and CONSOL Energy issued 7,967,690 shares of common stock to acquire the 10,912,138 common units of CCR not owned by CONSOL Energy prior to the CCR Merger at a fixed exchange ratio of 0.73 shares of CONSOL Energy common stock for each CCR unit, for total implied consideration of $51,710. As a result of the CCR Merger, CCR's common units are no longer publicly traded.

Except for the Partnership's incentive distribution rights, which were automatically canceled immediately prior to the effective time of the CCR Merger for no consideration in accordance with CCR's partnership agreement, the interests in CCR owned by CONSOL Energy and its subsidiaries remain outstanding as limited partner interests in the surviving entity. The General Partner will continue to own the non-economic general partner interest in the surviving entity.

Since CONSOL Energy controlled CCR prior to the CCR Merger and continues to control CCR after the CCR Merger, CONSOL Energy accounted for the change in its ownership interest in CCR as an equity transaction, which was reflected as a reduction of noncontrolling interest with corresponding increases to common stock and capital in excess of par value. No gain or loss was recognized in CONSOL Energy's Consolidated Statements of Income as a result of the CCR Merger. The tax effects of the CCR Merger were reported as adjustments to deferred income taxes and capital in excess of par value.

Prior to the effective date of the CCR Merger, public unitholders held a 39.3% equity interest in CCR's outstanding common units and CONSOL Energy owned the remaining 60.7% equity interest in CCR's outstanding common units. The earnings of CCR that were attributed to its common units held by the public prior to the CCR Merger are reflected in Net Loss Attributable to Noncontrolling Interest in the Consolidated Statements of Income.

The Company incurred $9,822 of transaction costs directly attributable to the CCR Merger during the year ended December 31, 2020, including financial advisory, legal service and other professional fees, which were recorded to Selling, General and Administrative Costs in the Consolidated Statements of Income.

Settlement Transaction with Murray Energy

On September 16, 2020, CONSOL entered into a settlement transaction with (i) Murray Energy Holdings Co., Murray Energy Corporation, and their direct and indirect subsidiaries (such entities that are debtors in possession in Murray Energy Holdings Co.’s jointly administered Chapter 11 bankruptcy cases) and (ii) ACNR Holdings, Inc. to fully and finally resolve the disputes raised in the litigation captioned CONSOL Energy Inc. v Murray Energy Holdings Co., et al., Adversary Case 2:20-ap-02036, arising out of Murray Energy Holdings Co.'s bankruptcy proceedings and any and all other disputes, controversies, or causes of action between and among them. The underlying agreements and compromises, which have been memorialized in definitive documentation, were treated as a single, integrated transaction. As of June 30, 2021, this single, integrated transaction resulted in $4,867 of Other Receivables, net, and $21,339 of Other Assets, net, included in the Consolidated Balance Sheets. As of December 31, 2020, this single, integrated transaction resulted in $4,867 of Other Receivables, net, and $22,055 of Other Assets, net, included in the Consolidated Balance Sheets. See Note 14 - Commitments and Contingent Liabilities with respect to additional information relating to certain liabilities of the Company under the Coal Act (as defined below).

NOTE 3—REVENUE:

The following table disaggregates CONSOL Energy's revenue from contracts with customers to depict how the nature, amount, timing and uncertainty of the Company's revenues and cash flows are affected by economic factors:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Domestic Coal Revenue	$117,161	$69,317	$276,377	$217,427
Export Coal Revenue	142,671	32,996	268,990	140,338
Terminal Revenue	17,380	15,898	35,592	32,399
Freight Revenue	26,010	3,085	53,023	6,232
Total Revenue from Contracts with Customers	$303,222	$121,296	$633,982	$396,396

Coal Revenue

The Company has disaggregated its coal revenue between domestic and export revenues, which depicts the pricing and contract differences between the two. Domestic coal revenue is characterized by contracts that typically have a term of one year or longer and the pricing is typically fixed. Export coal revenue is generally derived by spot or short-term contracts with pricing determined at the time of shipment or based on a market index.

CONSOL Energy's coal revenue is generally recognized when title passes to the customer and the price is fixed and determinable. Generally, title passes when coal is loaded at the central preparation facility, the CONSOL Marine Terminal or, on occasion, other destinations. The Company's coal contract revenue per ton is fixed and determinable based upon either fixed forward pricing or pricing derived from established indices and adjusted for nominal quality characteristics. Some coal contracts also contain positive electric power price-related adjustments, which represent market-driven price adjustments, wherein no additional value is exchanged, in addition to a fixed base price per ton. The Company’s coal contracts generally do not allow for retroactive adjustments to pricing after title to the coal has passed. The Company's coal supply contracts and other sales and operating revenue contracts vary in length from short-term to long-term contracts and do not typically have significant financing components.

The estimated transaction price from each of the Company's contracts is based on the total amount of consideration to which the Company expects to be entitled under the contract. Included in the transaction price for certain coal supply contracts is the impact of variable consideration, including quality price adjustments, handling services and per ton price fluctuations based on certain coal sales price indices. The estimated transaction price for each contract is allocated to the Company's performance obligations based on relative stand-alone selling prices determined at contract inception. The Company has determined that each ton of coal represents a separate and distinct performance obligation. Some of the Company's contracts span multiple years and have annual pricing modifications, based upon market-driven or inflationary adjustments, where no additional value is exchanged. Management believes that the invoice price is the most appropriate rate at which to recognize revenue.

While CONSOL Energy does, from time to time, experience costs of obtaining coal customer contracts with amortization periods greater than one year, those costs are generally immaterial to the Company's net income. At June 30, 2021 and December 31, 2020, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. As of and for the three and six months ended June 30, 2021 and 2020, the Company has not recognized any amortization of previously existing capitalized costs of obtaining customer contracts. Further, the Company has not recognized any coal revenue in the current period that is not a result of current period performance.

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

The CONSOL Marine Terminal does not normally experience material costs of obtaining customer contracts with amortization periods greater than one year. At June 30, 2021 and December 31, 2020, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. As of and for the three and six months ended June 30, 2021 and 2020, the Company has not recognized any amortization of previously existing capitalized costs of obtaining Terminal customer contracts. Further, the Company has not recognized any revenue in the current period that is not a result of current period performance.

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

NOTE 4—MISCELLANEOUS OTHER (LOSS) INCOME:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest Income	$811	$122	$1,669	$366
Royalty Income - Non-Operated Coal	673	2,893	2,274	7,397
Rental Income	245	325	460	822
Contract Buyout	—	30,144	—	40,969
Unrealized Loss on Commodity Derivative Instruments	(20,437)	—	(20,437)	—
Other	305	452	820	552
Miscellaneous Other (Loss) Income	$(18,403)	$33,936	$(15,214)	$50,106

Contract buyout income earned during 2020 was primarily the result of partial contract buyouts that involved negotiations to reduce coal quantities several customers were otherwise obligated to purchase under contracts in exchange for payment of certain fees to the Company, and do not impact forward contract terms.

During the second quarter of 2021, the Company initiated a targeted commodity price hedging strategy, layering in 2.0 million metric tons of commodity derivative contracts in the API2 market at a weighted average API2 price of $79.34 per ton. The continued API2 pricing strength throughout the second quarter of 2021 resulted in mark-to-market losses of $20,437.

NOTE 5—COMPONENTS OF PENSION AND OTHER POST-EMPLOYMENT BENEFIT (OPEB) PLANS NET PERIODIC BENEFIT COSTS:

The components of Net Periodic Benefit (Credit) Cost are as follows:

	Pension Benefits				Other Post-Employment Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Service Cost	$279	$295	$558	$591	$—	$—	$—	$—
Interest Cost	3,554	5,044	7,104	10,088	1,819	3,199	3,637	6,398
Expected Return on Plan Assets	(10,542)	(10,455)	(21,084)	(20,910)	—	—	—	—
Amortization of Prior Service Credits	—	—	—	—	(601)	(602)	(1,202)	(1,203)
Amortization of Actuarial Loss	1,367	1,731	2,734	3,461	1,629	2,320	3,258	4,639
Settlement Loss Recognized	22	—	22	—	—	—	—	—
Net Periodic Benefit (Credit) Cost	$(5,320)	$(3,385)	$(10,666)	$(6,770)	$2,847	$4,917	$5,693	$9,834

(Credits) expenses related to pension and other post-employment benefits are reflected in Operating and Other Costs in the Consolidated Statements of Income.

For the three and six months ended June 30, 2021, lump sum payments exceeded the total of the projected service cost and interest cost for the plan year, triggering settlement accounting. Accordingly, CONSOL Energy recognized expense of $22 for the three and six months ended June 30, 2021 in Operating and Other Costs in the Consolidated Statements of Income. The settlement charges represented a pro rata portion of the net unrecognized loss based on the percentage reduction in the projected benefit obligation due to the lump sum payments. The settlement charges noted above also resulted in a remeasurement of the pension plan at June 30, 2021, which reduced the pension liability by $1,009. The settlement and corresponding remeasurement of the pension plan resulted in an adjustment of $766 to Other Comprehensive Income, net of $265 in deferred taxes. If CONSOL Energy continues to make additional lump sum payments, the Company may incur additional settlement charges in 2021, and the pension plan would be remeasured using updated assumptions.

NOTE 6—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:

The components of Net Periodic Benefit Cost are as follows:

	CWP				Workers' Compensation
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Service Cost	$1,115	$1,151	$2,230	$2,302	$1,059	$1,569	$2,118	$3,138
Interest Cost	1,177	1,552	2,355	3,103	282	461	564	922
Amortization of Actuarial Loss (Gain)	2,091	1,401	4,182	2,802	(45)	(122)	(90)	(244)
State Administrative Fees and Insurance Bond Premiums	—	—	—	—	444	461	912	1,082
Net Periodic Benefit Cost	$4,383	$4,104	$8,767	$8,207	$1,740	$2,369	$3,504	$4,898

Expenses related to CWP and workers’ compensation are reflected in Operating and Other Costs in the Consolidated Statements of Income.

NOTE 7—INCOME TAXES:

Due to a change in forecasted earnings, the Company recorded its provision for income taxes for the three and six months ended June 30, 2021 of ($8,893) and ($3,708), respectively, based on its annual estimated income tax rate adjusted for discrete items. This was different than the year-to-date actual calculation used for the three months ended March 31, 2021. The effective tax rate for the three and six months ended June 30, 2021 differs from the U.S. federal statutory rate of 21%, primarily due to the income tax benefit for excess percentage depletion, partially offset by tax expense related to compensation. These tax provision amounts also include discrete tax adjustments related to prior years' taxes, state tax law changes and equity compensation.

The provision for income taxes for the three and six months ended June 30, 2020 was ($7,683) and ($5,775), respectively, which was based on the Company's annual estimated income tax rate adjusted for discrete items. The effective tax rate for the three and six months ended June 30, 2020 differed from the U.S. federal statutory rate of 21%, primarily due to the income tax benefit of percentage depletion, partially offset by tax expense related to equity compensation. These tax provision amounts also include discrete tax adjustments related to tax law changes and equity compensation.

The Company utilizes the “more likely than not” standard in recognizing a tax benefit in its financial statements. For the six months ended June 30, 2021 and the year ended December 31, 2020, the Company did not have any unrecognized tax benefits.

The Company is subject to taxation in the United States and its various states, as well as Canada and its various provinces. Under the provisions of the tax matters agreement entered into between the Company and its former parent on November 28, 2017 (the “TMA”), certain subsidiaries of the Company are subject to examination for the period January 1, 2017 through November 28, 2017. As a separate taxpayer, the Company is subject to examination for the period November 28, 2017 through  December 31, 2020 for federal and state returns.

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

	Trade Receivables	Other Receivables	Other Assets

Beginning Balance, December 31, 2020	$4,426	$4,710	$1,661
Provision for expected credit losses	(45)	1,748	(88)
Ending Balance, June 30, 2021	$4,381	$6,458	$1,573

NOTE 9—INVENTORIES:

Inventory components consist of the following:

	June 30,	December 31,
	2021	2020
Coal	$12,457	$7,163
Supplies	46,842	49,037
Total Inventories	$59,299	$56,200

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

At June 30, 2021, the Company's eligible accounts receivable yielded $24,730 of borrowing capacity. At June 30, 2021, the facility had no outstanding borrowings and $24,305 of letters of credit outstanding, leaving available borrowing capacity of $425. At December 31, 2020, the Company's eligible accounts receivable yielded $31,868 of borrowing capacity. At December 31, 2020, the facility had no outstanding borrowings and $31,218 of letters of credit outstanding, leaving available borrowing capacity of $650. Costs associated with the receivables facility totaled $257 and $518 for the three and six months ended June 30, 2021, respectively, and $292 and $633 for the three and six months ended June 30, 2020, respectively. These costs have been recorded as financing fees which are included in Operating and Other Costs in the Consolidated Statements of Income. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.

NOTE 11—PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

	June 30,	December 31,
	2021	2020
Plant and Equipment	$3,150,799	$3,134,149
Coal Properties and Surface Lands	876,297	874,567
Airshafts	461,804	452,976
Mine Development	356,172	354,691
Advance Mining Royalties	326,161	327,313
Total Property, Plant and Equipment	5,171,233	5,143,696
Less: Accumulated Depreciation, Depletion and Amortization	3,168,407	3,094,634
Total Property, Plant and Equipment, Net	$2,002,826	$2,049,062

Coal reserves are either owned in fee or controlled by lease. The duration of the leases vary; however, the lease terms are generally extended automatically to the exhaustion of economically recoverable reserves, as long as active mining continues. Coal interests held by lease provide the same rights as fee ownership for mineral extraction and are legally considered real property interests.

As of June 30, 2021 and December 31, 2020, property, plant and equipment includes gross assets under finance leases of $74,599 and $112,334, respectively. Accumulated amortization for finance leases was $25,757 and $56,761 at June 30, 2021 and December 31, 2020, respectively. Amortization expense for assets under finance leases approximated $6,428 and $5,538 for the three months ended June 30, 2021 and 2020, respectively, and $15,047 and $10,502 for the six months ended June 30, 2021 and 2020, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying Consolidated Statements of Income.

NOTE 12—OTHER ACCRUED LIABILITIES:

	June 30,	December 31,
	2021	2020
Subsidence Liability	$92,090	$89,554
Accrued Payroll and Benefits	21,232	21,179
Commodity Derivatives	16,867	—
Accrued Interest	7,587	6,236
Accrued Other Taxes	4,564	7,126
Litigation	3,335	3,625
Accrued Equipment Obligations	2,302	6,698
Other	21,485	20,220
Current Portion of Long-Term Liabilities:
Asset Retirement Obligations	26,020	20,587
Postretirement Benefits Other than Pensions	25,662	26,073
Pneumoconiosis Benefits	12,063	12,203
Workers' Compensation	9,552	9,653
Total Other Accrued Liabilities	$242,759	$223,154

NOTE 13—LONG-TERM DEBT:

	June 30,	December 31,
	2021	2020
Debt:
Term Loan B due in September 2024 (Principal of $263,965 and $270,188 less Unamortized Discount of $813 and $938, 4.61% and 4.65% Weighted Average Interest Rate, respectively)	$263,152	$269,250
11.00% Senior Secured Second Lien Notes due November 2025	151,957	167,147
MEDCO Revenue Bonds in Series due September 2025 at 5.75%	102,865	102,865
9.00% PEDFA Solid Waste Disposal Revenue Bonds due April 2028	75,000	—
Term Loan A due in March 2023 (5.25% and 5.50% Weighted Average Interest Rate, respectively)	53,750	66,250
Other Asset-Backed Financing Arrangements	2,451	2,813
Advance Royalty Commitments (13.68% Weighted Average Interest Rate)	2,185	2,185
Less: Unamortized Debt Issuance Costs	10,639	9,921
	640,721	600,589
Less: Amounts Due in One Year*	31,395	33,731
Long-Term Debt	$609,326	$566,858

* Excludes current portion of Finance Lease Obligations of $19,466 and $20,115 at June 30, 2021 and December 31, 2020, respectively.

In November 2017, CONSOL Energy entered into a revolving credit facility with PNC Bank, N.A. with commitments up to $300,000 (the “Revolving Credit Facility”), a Term Loan A Facility of up to $100,000 (the “TLA Facility”) and a Term Loan B Facility of up to $400,000 (the “TLB Facility”, and together with the Revolving Credit Facility and the TLA Facility, the “Senior Secured Credit Facilities”). On March 28, 2019, the Company amended the Senior Secured Credit Facilities to increase the borrowing commitment of the Revolving Credit Facility to $400,000 and reallocate the principal amounts outstanding under the TLA Facility and the TLB Facility. On March 29, 2021, the Company amended the Senior Secured Credit Facilities to revise the negative covenant with respect to other indebtedness to allow the Company to incur obligations under the tax-exempt solid waste disposal revenue bonds. On April 13, 2021, the Pennsylvania Economic Development Financing Authority (“PEDFA”) Solid Waste Disposal Revenue Bonds were issued. On June 5, 2020, the Company amended the Senior Secured Credit Facilities (the “amendment”) to provide eight quarters of financial covenant relaxation, effect an increase in the rate at which borrowings under the Revolving Credit Facility and the TLA Facility bear interest, and add an anti-cash hoarding provision. Borrowings under the Company's Senior Secured Credit Facilities bear interest at a floating rate which can be, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) an alternate base rate plus an applicable margin. The applicable margin for the Revolving Credit Facility and the TLA Facility depends on the total net leverage ratio, whereas the applicable margin for the TLB Facility is fixed. The amendment increased the applicable margin by 50 basis points on both the Revolving Credit Facility and the TLA Facility. The maturity date of the Revolving Credit and TLA Facilities is March 28, 2023. The TLB Facility's maturity date is September 28, 2024. Obligations under the Senior Secured Credit Facilities are guaranteed by (i) all owners of the PAMC held by the Company, (ii) any other members of the Company’s group that own any portion of the collateral securing the Revolving Credit Facility, and (iii) subject to certain customary exceptions and agreed materiality thresholds, all other existing or future direct or indirect wholly-owned restricted subsidiaries of the Company. The obligations are secured by, subject to certain exceptions (including a limitation of pledges of equity interests in certain subsidiaries and certain thresholds with respect to real property), a first-priority lien on (i) the Company’s interest in the PAMC, (ii) the limited partner units of the Partnership held by the Company, (iii) the equity interests in the General Partner held by the Company, (iv) the CONSOL Marine Terminal, (v) the Itmann Mine and (vi) the 1.5 billion tons of Greenfield Reserves.

The Senior Secured Credit Facilities contain a number of customary affirmative covenants. In addition, the Senior Secured Credit Facilities contain a number of negative covenants, including (subject to certain exceptions) limitations on (among other things): indebtedness, liens, investments, acquisitions, dispositions, restricted payments, and prepayments of junior indebtedness. The amendment added additional conditions to be met for the covenants relating to investments in joint ventures, general investments, share repurchases, dividends, and repurchases of Second Lien Notes. The additional conditions require that the Company have no outstanding borrowings and no more than $200,000 of outstanding letters of credit on the Revolving Credit Facility. Further restrictions apply to investments in joint ventures, share repurchases and dividends that require the total net leverage ratio shall not be greater than 2.00 to 1.00.

The Revolving Credit Facility and the TLA Facility also include covenants relating to (i) a maximum first lien gross leverage ratio, (ii) a maximum total net leverage ratio, and (iii) a minimum fixed charge coverage ratio. The maximum first lien gross leverage ratio is calculated as the ratio of Consolidated First Lien Debt to Consolidated EBITDA. Consolidated EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations, non-cash charges related to legacy employee liabilities and gains and losses on debt extinguishment, and subtracts cash payments related to legacy employee liabilities. The maximum total net leverage ratio is calculated as the ratio of Consolidated Indebtedness, minus Cash on Hand, to Consolidated EBITDA. The minimum fixed charge coverage ratio is calculated as the ratio of Consolidated EBITDA to Consolidated Fixed Charges. Consolidated Fixed Charges, as used in the covenant calculation, include cash interest payments, cash payments for income taxes, scheduled debt repayments, dividends paid, and Maintenance Capital Expenditures. The amendment revised the financial covenants applicable to the Revolving Credit Facility and the TLA Facility relating to the maximum first lien gross leverage ratio, maximum total net leverage ratio and minimum fixed charge coverage ratio, so that for the fiscal quarters ending June 30, 2020 through March 31, 2021, the maximum first lien gross leverage ratio shall be 2.50 to 1.00, the maximum total net leverage ratio shall be 3.75 to 1.00, and the minimum fixed charge coverage ratio shall be 1.00 to 1.00; for the fiscal quarters ending June 30, 2021 through September 30, 2021, the maximum first lien gross leverage ratio shall be 2.25 to 1.00 and the maximum total net leverage ratio shall be 3.50 to 1.00; for the fiscal quarters ending June 30, 2021 through March 31, 2022, the minimum fixed charge coverage ratio shall be 1.05 to 1.00; for the fiscal quarters ending December 31, 2021 through March 31, 2022, the maximum first lien gross leverage ratio shall be 2.00 to 1.00 and the maximum total net leverage ratio shall be 3.25 to 1.00; and for the fiscal quarters ending on or after June 30, 2022, the maximum first lien gross leverage ratio shall be 1.75 to 1.00, the maximum total net leverage ratio shall be 2.75 to 1.00 and the minimum fixed charge coverage ratio shall be 1.10 to 1.00. The maximum first lien gross leverage ratio was 1.14 to 1.00 at June 30, 2021. The maximum total net leverage ratio was 1.70 to 1.00 at June 30, 2021. The minimum fixed charge coverage ratio was 1.89 to 1.00 at June 30, 2021. The Company was in compliance with all of its financial covenants under the Senior Secured Credit Facilities as of June 30, 2021.

The TLB Facility also includes a financial covenant that requires the Company to repay a certain amount of its borrowings under the TLB Facility within ten business days after the date it files its Annual Report on Form 10-K with the Securities and Exchange Commission if the Company has excess cash flow (as defined in the credit agreement for the Senior Secured Credit Facilities) during the year covered by the applicable Annual Report on Form 10-K. During the six months ended June 30, 2021, CONSOL Energy made the required repayment of approximately $5,000 based on the amount of the Company's excess cash flow as of December 31, 2020. The required repayment is equal to a certain percentage of the Company’s excess cash flow for such year, ranging from 0% to 75% depending on the Company’s total net leverage ratio, less the amount of certain voluntary prepayments made by the Company, if any, under the TLB Facility during such fiscal year. The amount of excess cash flow is a covenant feature only applicable as of the Company's year-end and will be calculated as of December 31, 2021.

At June 30, 2021, the Revolving Credit Facility had no borrowings outstanding and $146,934 of letters of credit outstanding, leaving $253,066 of unused capacity. At December 31, 2020, the Revolving Credit Facility had no borrowings outstanding and $125,938 of letters of credit outstanding, leaving $274,062 of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.

In November 2017, CONSOL Energy issued $300,000 in aggregate principal amount of 11.00% Senior Secured Second Lien Notes due 2025 (the “Second Lien Notes”) pursuant to an indenture (the “Indenture”) dated as of November 13, 2017, by and between the Company and UMB Bank, N.A., a national banking association, as trustee and collateral trustee (the “Trustee”). On November 28, 2017, certain subsidiaries of the Company executed a supplement to the Indenture and became party to the Indenture as a guarantor (the “Guarantors”). The Second Lien Notes are secured by second priority liens on substantially all of the assets of the Company and the Guarantors that are pledged on a first-priority basis as collateral securing the Company’s obligations under the Senior Secured Credit Facilities (described above), subject to certain exceptions under the Indenture. The Indenture contains covenants that will limit the ability of the Company and the Guarantors to (i) incur, assume or guarantee additional indebtedness or issue preferred stock; (ii) create liens to secure indebtedness; (iii) declare or pay dividends on the Company’s common stock, redeem stock or make other distributions to the Company’s stockholders; (iv) make investments; (v) restrict dividends, loans or other asset transfers from the Company’s restricted subsidiaries; (vi) merge or consolidate, or sell, transfer, lease or dispose of substantially all of the Company’s assets; (vii) sell or otherwise dispose of certain assets, including equity interests in subsidiaries; (viii) enter into transactions with affiliates; and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If the Second Lien Notes achieve an investment grade rating from both Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. and no default under the Indenture exists, many of the foregoing covenants will terminate and cease to apply.

The only non-guarantor subsidiary of the Senior Secured Credit Facilities is the SPV, which holds the assets pledged to the Accounts Receivable Securitization Facility. The SPV had total assets of $100,209 and $123,468, comprised mainly of $99,716 and $122,639 trade receivables, net, as of June 30, 2021 and December 31, 2020, respectively. Net (loss) income attributable to the SPV was ($3,284) and $312 for the three months ended June 30, 2021 and 2020, respectively, and ($2,125) and $1,359 for the six months ended June 30, 2021 and 2020, respectively, which primarily reflected intercompany fees related to purchasing the receivables, which are eliminated in the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q. During the six months ended June 30, 2021 and 2020, there were no borrowings or payments under the Accounts Receivable Securitization Facility. See Note 10 - Accounts Receivable Securitization for additional information. All other subsidiaries are guarantors of the Senior Secured Credit Facilities.

During the six months ended June 30, 2021, the Company spent $14,153 to retire $15,190 of its outstanding 11.00% Senior Secured Second Lien Notes due in 2025 and made a required repayment of approximately $5,000 on the TLB Facility (discussed above). During the six months ended June 30, 2020, the Company spent $25,480 to retire $43,176 of its outstanding 11.00% Senior Secured Second Lien Notes due in 2025. As part of these transactions, $106 and $789 was included in Gain on Debt Extinguishment on the Consolidated Statements of Income for the three and six months ended June 30, 2021, respectively, and $16,833 was included in Gain on Debt Extinguishment on the Consolidated Statements of Income for the six months ended June 30, 2020.

In April 2021, CONSOL Energy borrowed the proceeds received from the sale of tax exempt bonds issued by PEDFA in an aggregate principal amount of $75,000 (the “PEDFA Bonds“). The PEDFA Bonds bear interest at a fixed rate of 9.00% for an initial term of seven years. The PEDFA Bonds mature on April 1, 2051, but are subject to mandatory purchase by the Company on April 13, 2028, at the expiration of the initial term rate period. The PEDFA Bonds were issued pursuant to an indenture (the “PEDFA Indenture”) dated as of April 1, 2021, by and between PEDFA and Wilmington Trust, N.A., a national banking association, as trustee (the “PEDFA Notes Trustee”). PEDFA made a loan of the proceeds of the PEDFA Bonds to the Company pursuant to a Loan Agreement (the “Loan Agreement”) dated as of April 1, 2021 between PEDFA and the Company. Under the terms of the Loan Agreement, the Company agreed to make all payments of principal, interest and other amounts at any time due on the PEDFA Bonds or under the PEDFA Indenture. PEDFA assigned its rights as lender under the Loan Agreement, excluding certain reserved rights, to the PEDFA Notes Trustee. Certain subsidiaries of the Company (the “PEDFA Notes Guarantors”) executed a Guaranty Agreement (the “Guaranty”) dated as of April 1, 2021 in favor of the PEDFA Notes Trustee, guarantying the obligations of the Company under the Loan Agreement to pay the PEDFA Bonds when and as due. The obligations of the Company under the Loan Agreement and of the PEDFA Notes Guarantors under the Guaranty are secured by second priority liens on substantially all of the assets of the Company and the PEDFA Notes Guarantors on parity with the Second Lien Notes. The Loan Agreement and Guaranty incorporate by reference covenants in the Indenture under which the Second Lien Notes were issued (discussed above).

The Company started a capital construction project on the PAMC coarse refuse disposal area in 2017, which is now funded, in part, by the $75,000 of PEDFA Bond proceeds loaned to the Company. The Company expects to expend these funds over approximately the next two years, as qualified work is completed. During the three months ended June 30, 2021, the Company received reimbursement for qualified expenses in the amount of $21,464, which dates back to the initial inducement date in mid-2020. Additionally, the Company has $53,536 in restricted cash associated with this financing that will be used to fund future spending on the coarse refuse disposal area.

The Company is a borrower under an asset-backed financing arrangement related to certain equipment. The equipment, which had an approximate value of $2,451 and $2,813 at  June 30, 2021 and  December 31, 2020, respectively, fully collateralizes the loan. As of June 30, 2021, the total outstanding loan of $2,451 matures in September 2024. The loan had a weighted average interest rate of 3.61% at June 30, 2021 and December 31, 2020.

During the year ended December 31, 2019, the Company entered into interest rate swaps, which effectively converted $150,000 of the TLB Facility's floating interest rate to a fixed interest rate for the twelve months ending December 31, 2020 and 2021, and $50,000 of the TLB Facility's floating interest rate to a fixed interest rate for the twelve months ending December 31, 2022. The interest rate swaps qualify for cash flow hedge accounting treatment and as such, the change in the fair value of the interest rate swaps is recorded on the Company's Consolidated Balance Sheets as an asset or liability. The effective portion of the gains or losses is reported as a component of accumulated other comprehensive loss and the ineffective portion is reported in earnings. At June 30, 2021 and December 31, 2020, the interest rate swap contracts were reflected in the Consolidated Balance Sheets at their fair value of $1,749 and $2,834, respectively, which is recorded in Other Accrued Liabilities and Other Liabilities. The fair value of the interest rate swaps reflected an unrealized gain of $391 (net of $135 tax) and an unrealized gain of $805 (net of $279 tax) for the three and six months ended   June 30, 2021, respectively. The fair value of the interest rate swaps reflected an unrealized loss of $12 (net of $4 tax) and an unrealized loss of $2,785 (net of $937 tax) for the three and six months ended  June 30, 2020, respectively. These unrealized gains (losses) are included on the Consolidated Statements of Stockholders' Equity as part of accumulated other comprehensive loss, as well as on the Consolidated Statements of Comprehensive Income as unrealized gain (loss) on cash flow hedges. Some of the Company's interest rate swaps reached their effective date in the three and six months ended June 30, 2021 and 2020. As such, losses of $555 and $1,087 were recognized in interest expense in the Consolidated Statements of Income for the three and six months ended June 30, 2021, respectively, and losses of $434 and $430 were recognized in interest expense in the Consolidated Statements of Income for the three and six months ended June 30, 2020, respectively. During 2021, notional amounts of $150,000 will become effective. Based on the fair value of the Company's cash flow hedges at June 30, 2021, the Company expects expense of approximately $1,369 to be reclassified into earnings in the next 12 months.

NOTE 14—COMMITMENTS AND CONTINGENT LIABILITIES:

The Company is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes and other claims and actions arising out of the normal course of business. The Company accrues the estimated loss for these lawsuits and claims when the loss is probable and reasonably estimable. The Company’s estimated accruals related to these pending claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of the Company as of June 30, 2021. It is possible that the aggregate loss in the future with respect to these lawsuits and claims could ultimately be material to the Company’s financial position, results of operations or cash flows; however, such amounts cannot be reasonably estimated. The amount claimed against the Company as of June 30, 2021 is disclosed below when an amount is expressly stated in the lawsuit or claim, which is not often the case.

Fitzwater Litigation: Three nonunion retired coal miners have sued Fola Coal Company LLC, Consolidation Coal Company (“CCC”) and CONSOL of Kentucky Inc. (“COK”) (as well as the Company's former parent) in the U.S. District Court for the Southern District of West Virginia alleging ERISA violations in the termination of retiree health care benefits. The Plaintiffs contend they relied to their detriment on oral statements and promises of “lifetime health benefits” allegedly made by various members of management during Plaintiffs’ employment and that they were allegedly denied access to Summary Plan Documents that clearly reserved the right to modify or terminate the Retiree Health and Welfare Plan subject to Plaintiffs’ claims. Pursuant to Plaintiffs’ amended complaint filed on April 24, 2017, Plaintiffs request that retiree health benefits be reinstated and seek to represent a class of all nonunion retirees who were associated with AMVEST and COK areas of operation. On October 15, 2019, Plaintiffs’ supplemental motion for class certification was denied on all counts. On July 15, 2020, Plaintiffs filed an interlocutory appeal with the Fourth Circuit Court of Appeals on the Order denying class certification. The Fourth Circuit denied Plaintiffs' appeal on August 14, 2020. On October 1, 2020, the District Court entered a pretrial order setting the trial date, which was held in February 2021. No ruling has been issued by the judge. The Company believes it has a meritorious defense and intends to vigorously defend this suit.

Casey Litigation: A class action lawsuit was filed on August 23, 2017 on behalf of two nonunion retired coal miners against CCC, COK, CONSOL Buchanan Mining Co., LLC and Kurt Salvatori in the U.S. District Court for the Southern District of West Virginia alleging ERISA violations in the termination of retiree health care benefits. Filed by the same lawyers who filed the Fitzwater litigation, and raising nearly identical claims, the Plaintiffs contend they relied to their detriment on oral promises of “lifetime health benefits” allegedly made by various members of management during Plaintiffs’ employment and that they were not provided with copies of Summary Plan Documents clearly reserving to the Company the right to modify or terminate the Retiree Health and Welfare Plan. Plaintiffs request that retiree health benefits be reinstated for them and their dependents and seek to represent a class of all nonunion retirees of any subsidiary of the Company's former parent that operated or employed individuals in McDowell or Mercer Counties, West Virginia, or Buchanan or Tazewell Counties, Virginia whose retiree welfare benefits were terminated. On December 1, 2017, the trial court judge in Fitzwater signed an order to consolidate Fitzwater with Casey. The Casey complaint was amended on March 1, 2018 to add new plaintiffs, add defendant CONSOL Pennsylvania Coal Company, LLC and eliminate defendant CONSOL Buchanan Mining Co., LLC in an attempt to expand the class of retirees. On October 15, 2019, Plaintiffs’ supplemental motion for class certification was denied on all counts. On July 15, 2020, Plaintiffs filed an interlocutory appeal with the Fourth Circuit Court of Appeals on the Order denying class certification. The Fourth Circuit denied Plaintiffs' appeal on August 14, 2020. On October 1, 2020, the District Court entered a pretrial order setting the trial date, which was held in February 2021. No ruling has been issued by the judge. The Company believes it has a meritorious defense and intends to vigorously defend this suit.

United Mine Workers of America 1992 Benefit Plan Litigation: In 2013, Murray Energy and its subsidiaries (“Murray”) entered into a stock purchase agreement (the “Murray sale agreement”) with the Company's former parent pursuant to which Murray acquired the stock of CCC and certain subsidiaries and certain other assets and liabilities. At the time of sale, the liabilities included certain retiree medical liabilities under the Coal Industry Retiree Health Benefit Act of 1992 (“Coal Act”) and certain federal black lung liabilities under the Black Lung Benefits Act (“BLBA”). Based upon information available, the Company estimates that the annual servicing costs of these liabilities are approximately $10 million to $20 million per year for the next ten years. The annual servicing cost would decline each year since the beneficiaries of the Coal Act consist principally of miners who retired prior to 1994. Murray filed for Chapter 11 bankruptcy in October 2019. As part of the bankruptcy proceedings, Murray unilaterally entered into a settlement with the United Mine Workers of America 1992 Benefit Plan (“1992 Plan”) to transfer retirees in the Murray Energy Section 9711 Plan to the 1992 Plan. This was approved by the bankruptcy court on April 30, 2020. On May 2, 2020, the 1992 Plan filed an action in the United States District Court for the District of Columbia asking the court to make a determination whether the Company's former parent or the Company has any continuing retiree medical liabilities under the Coal Act. The Murray sale agreement includes indemnification by Murray with respect to the Coal Act and BLBA liabilities. In addition, the Company had agreed to indemnify its former parent relative to certain pre-separation liabilities. As of September 16, 2020, the Company entered into a settlement agreement with Murray and withdrew its claims in bankruptcy. See Note 2 - Major Transactions for a discussion of this settlement agreement. The Company will continue to vigorously defend any claims that attempt to transfer any of such liabilities directly or indirectly to the Company, including raising all applicable defenses against the 1992 Plan’s suit and those of any other party including the Company's former parent.

Other Matters: On July 27, 2021, the Company's former parent informed the Company that it had received a request from the UMWA 1974 Pension Plan for information related to the facts and circumstances surrounding the former parent's 2013 sale of certain of its coal subsidiaries to Murray (the “Letter Request”). The Letter Request indicates that litigation by the UMWA 1974 Pension Plan against the Company's former parent related to potential withdrawal liabilities from the plan created by the 2019 bankruptcy of Murray is reasonably foreseeable. The Company's former parent seeks indemnification from the Company under the separation and distribution agreement with regard to any costs and liabilities relating to the Letter Request. There has been no indication of potential claims against the Company by the UMWA 1974 Pension Plan and, at this time, no liability of the Company's former parent has been assessed. Various Company subsidiaries are defendants in certain other legal proceedings arising out of the conduct of the Coal Business prior to the separation and distribution, and the Company is also a defendant in other legal proceedings following the separation and distribution. In the opinion of management, based upon an investigation of these matters and discussion with legal counsel, the ultimate outcome of such other legal proceedings, individually and in the aggregate, is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

As part of the separation and distribution, the Company assumed various financial obligations relating to the Coal Business and agreed to reimburse its former parent for certain financial guarantees relating to the Coal Business that its former parent retained following the separation and distribution. Employee-related financial guarantees have primarily been provided to support the 1992 Plan and federal black lung and various state workers’ compensation self-insurance programs. Environmental financial guarantees have primarily been provided to support various performance bonds related to reclamation and other environmental issues. Other financial guarantees have been extended to support sales contracts, insurance policies, surety indemnity agreements, legal matters, full and timely payments of mining equipment leases, and various other items necessary in the normal course of business.

The following is a summary, as of June 30, 2021, of the financial guarantees, unconditional purchase obligations and letters of credit to certain third parties. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments, or under the separation and distribution agreement to the extent retained by the Company's former parent on behalf of the Coal Business. Certain letters of credit included in the table below were issued against other commitments included in this table. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. The Company’s management believes that these commitments will not have a material adverse effect on the Company’s financial condition.

	Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$58,068	$41,869	$16,199	$—	$—
Environmental	398	398	—	—	—
Other	112,773	104,099	8,674	—	—
Total Letters of Credit	$171,239	$146,366	$24,873	$—	$—
Surety Bonds:
Employee-Related	$83,524	$83,524	$—	$—	$—
Environmental	537,230	523,370	13,860	—	—
Other	4,254	3,577	677	—	—
Total Surety Bonds	$625,008	$610,471	$14,537	$—	$—
Guarantees:
Other	$8,141	$8,141	$-	$—	$—

Included in the above table are commitments and guarantees entered into in conjunction with the sale of Consolidation Coal Company and certain of its subsidiaries, which contain all five of its longwall coal mines in West Virginia and its river operations, to a third party. As part of the separation and distribution, the Company's former parent agreed to indemnify the Company and the Company agreed to indemnify its former parent in each case with respect to guarantees of certain equipment lease obligations that were assumed by the third party. In the event that the third party would default on the obligations defined in the agreements, the Company could be required to perform under the guarantees. As of June 30, 2021, the Company has not been required to perform under these guarantees. The equipment lease obligations are collateralized by the underlying assets. The current maximum estimated exposure under these guarantees as of  June 30, 2021 and December 31, 2020 is believed to be approximately $8,000.

The Company regularly evaluates the likelihood of default for all guarantees based on an expected loss analysis and records the fair value, if any, of its guarantees as an obligation in the Consolidated Financial Statements.

NOTE 15—DERIVATIVES

Interest Rate Risk Management

During the year ended December 31, 2019, the Company entered into interest rate swaps to manage exposures to interest rate risk on long-term debt in order to achieve a mix of fixed and variable rate debt that it deems appropriate. These interest rate swaps have been designated as cash flow hedges of future variable interest payments. For additional information on these arrangements, refer to Note 13 - Long-Term Debt.

Coal Price Risk Management Positions

The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market in order to manage its exposure to coal prices. The Company has exposure to the risk of fluctuating coal prices related to forecasted or index-priced sales of coal or to the risk of changes in the fair value of a fixed price physical sales contract. As of June 30, 2021, the Company held coal-related financial contracts related to a portion of its forecasted sales for an aggregate notional volume of 2.0 million metric tons, which will settle in 2022.

Tabular Derivatives Disclosures

The Company has master netting agreements with all of its counterparties which allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default or termination. Such netting arrangements reduce the Company's credit exposure related to these counterparties to the extent the Company has any liability to such counterparties. For classification purposes, the Company records the net fair value of all the positions with a given counterparty as a net asset or liability in the Consolidated Balance Sheets. The fair value of derivatives reflected in the accompanying Consolidated Balance Sheets are set forth in the table below.

	June 30, 2021		December 31, 2020
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Coal Contracts Related to Forecasted Sales	$160	$(20,597)	$—	$—
Effect of Counterparty Netting	(160)	160	—	—
Net Derivatives as Classified in the Consolidated Balance Sheets	$—	$(20,437)	$—	$—

The net amount of liability derivatives is included in Other Accrued Liabilities and Other Liabilities in the accompanying Consolidated Balance Sheets.

Currently, the Company does not seek cash flow hedge accounting treatment for its coal-related derivative financial instruments and therefore, changes in fair value are reflected in current earnings. During the three and six months ended June 30, 2021, the Company recognized unrealized losses on its coal-related derivatives of $20,437. These losses are included in Miscellaneous Other (Loss) Income on the accompanying Consolidated Statements of Income.

The Company classifies the cash effects of its derivatives within the Cash Flows from Operating Activities section of the Consolidated Statements of Cash Flows.

NOTE 16—FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

Level Two - The fair value of the assets and liabilities included in Level 2 are based on standard industry income approach models that use significant observable inputs, including LIBOR-based discount rates. The Company's Level 2 assets and liabilities include interest rate swaps and coal commodity contracts with fair values derived from quoted prices in over-the-counter markets.

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

The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at			Fair Value Measurements at
	June 30, 2021			December 31, 2020
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest Rate Swaps	$—	$(1,749)	$—	$—	$(2,834)	$—
Commodity Derivatives	$—	$(20,437)	$—	$—	$—	$—

The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:

Long-term debt: The fair value of long-term debt is measured using unadjusted quoted market prices or estimated using discounted cash flow analyses. The discounted cash flow analyses are based on current market rates for instruments with similar cash flows.

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	June 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-Term Debt	$651,360	$654,410	$610,510	$517,862

Certain of the Company’s debt is actively traded on a public market and, as a result, constitutes Level 1 fair value measurements. The portion of the Company’s debt obligations that is not actively traded is valued through reference to the applicable underlying benchmark rate and, as a result, constitutes Level 2 fair value measurements.

NOTE 17—SEGMENT INFORMATION:

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management to make decisions on and assess performance of the Company’s reportable segments. CONSOL Energy consists of two reportable segments, the PAMC and the CONSOL Marine Terminal. The PAMC includes the Bailey Mine, the Enlow Fork Mine, the Harvey Mine and a centralized preparation plant. The PAMC segment’s principal activities include the mining, preparation and marketing of bituminous coal, sold primarily to industrial end-users, power generators and metallurgical end-users. The CONSOL Marine Terminal provides coal export terminal services through the Port of Baltimore. Selling, general and administrative costs are allocated to the Company’s segments based on a percentage of resources utilized, a percentage of total revenue and a percentage of total projected capital expenditures. CONSOL Energy’s Other segment includes revenue and expenses from various corporate and diversified business activities that are not allocated to the PAMC or the CONSOL Marine Terminal segments. The diversified business activities include the development of the Itmann Mine, the Greenfield Reserves, closed and idle mine activities, other income, gain on asset sales related to non-core assets, and gain/loss on debt extinguishment. Additionally, interest expense and income taxes, as well as various other non-operated activities, none of which are individually significant to the Company, are also reflected in CONSOL Energy's Other segment and are not allocated to the PAMC and CONSOL Marine Terminal segments.

The Company evaluates the performance of its segments utilizing Adjusted EBITDA and various sales and production metrics. Adjusted EBITDA is not a measure of financial performance determined in accordance with GAAP, and items excluded from Adjusted EBITDA may be significant in understanding and assessing the Company's financial condition. Therefore, Adjusted EBITDA should not be considered in isolation, nor as an alternative to net income, income from operations, or cash flows from operations, or as a measure of the Company's profitability, liquidity, or performance under GAAP. The Company uses Adjusted EBITDA to measure the operating performance of its segments and to allocate resources to its segments. Investors should be aware that the Company's presentation of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

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

Reportable segment results for the three months ended June 30, 2021 are:

	PAMC	CONSOL Marine Terminal	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$258,482	$—	$1,350	$—	$259,832	(A)
Terminal Revenue	—	17,380	—	—	17,380
Freight Revenue	26,010	—	—	—	26,010
Total Revenue from Contracts with Customers	$284,492	$17,380	$1,350	$—	$303,222
Adjusted EBITDA	$78,267	$10,965	$(4,815)	$—	$84,417
Segment Assets	$1,799,848	$104,848	$653,235	$—	$2,557,931
Depreciation, Depletion and Amortization	$50,169	$1,200	$830	$—	$52,199
Capital Expenditures	$39,874	$52	$3,729	$—	$43,655

Reportable segment results for the three months ended June 30, 2020 are:

	PAMC	CONSOL Marine Terminal	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$102,026	$—	$287	$—	$102,313	(A)
Terminal Revenue	—	15,898	—	—	15,898
Freight Revenue	3,085	—	—	—	3,085
Total Revenue from Contracts with Customers	$105,111	$15,898	$287	$—	$121,296
Adjusted EBITDA	$26,882	$10,660	$(3,297)	$—	$34,245
Segment Assets	$1,889,557	$99,942	$576,633	$—	$2,566,132
Depreciation, Depletion and Amortization	$46,793	$1,260	$(1,898)	$—	$46,155
Capital Expenditures	$16,262	$514	$2,493	$—	$19,269

Reportable segment results for the six months ended June 30, 2021 are:

	PAMC	CONSOL Marine Terminal	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$542,948	$—	$2,419	$—	$545,367	(A)
Terminal Revenue	—	35,592	—	—	35,592
Freight Revenue	53,023	—	—	—	53,023
Total Revenue from Contracts with Customers	$595,971	$35,592	$2,419	$—	$633,982
Adjusted EBITDA	$177,451	$22,926	$(9,245)	$—	$191,132
Segment Assets	$1,799,848	$104,848	$653,235	$—	$2,557,931
Depreciation, Depletion and Amortization	$104,950	$2,414	$4,732	$—	$112,096
Capital Expenditures	$52,453	$112	$4,890	$—	$57,455

Reportable segment results for the six months ended June 30, 2020 are:

	PAMC	CONSOL Marine Terminal	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$357,478	$—	$287	$—	$357,765	(A)
Terminal Revenue	—	32,399	—	—	32,399
Freight Revenue	6,232	—	—	—	6,232
Total Revenue from Contracts with Customers	$363,710	$32,399	$287	$—	$396,396
Adjusted EBITDA	$90,460	$21,214	$(14,495)	$—	$97,179
Segment Assets	$1,889,557	$99,942	$576,633	$—	$2,566,132
Depreciation, Depletion and Amortization	$95,210	$2,517	$3,371	$—	$101,098
Capital Expenditures	$36,954	$620	$8,873	$—	$46,447

(A) For the three and six months ended June 30, 2021 and 2020, the PAMC segment had revenues from the following customers, each comprising over 10% of the Company's total sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Customer A	$32,236	*	$89,916	$48,829
Customer B	$38,957	$30,032	$72,196	$134,386
Customer C	$34,439	$14,060	$71,038	$49,743
Customer D	$37,121	*	$81,357	*
Customer E	$30,439	*	*	*

* Revenues from these customers during the periods presented were less than 10% of the Company's total sales.

Reconciliation of Segment Information to Consolidated Amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Loss) Earnings Before Income Tax	$(4,721)	$(28,746)	$26,868	$(24,363)
Interest Expense, net	16,187	14,722	31,448	30,393
Gain on Debt Extinguishment	(106)	—	(789)	(16,833)
Interest Income	(811)	(122)	(1,669)	(366)
Depreciation, Depletion and Amortization	52,199	46,155	112,096	101,098
Unrealized Loss on Commodity Derivative Instruments	20,437	—	20,437	—
Pension Settlement	22	—	22	—
Stock/Unit-Based Compensation	1,210	2,236	2,719	7,250
Adjusted EBITDA	$84,417	$34,245	$191,132	$97,179

NOTE 18—RELATED PARTY TRANSACTIONS:

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

Charges for services from the Company to CCR prior to the CCR Merger include the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
Operating and Other Costs	$856	$1,709
Selling, General and Administrative Costs	1,864	4,657
Total Services from CONSOL Energy	$2,720	$6,366

Operating and Other Costs included pension service costs and insurance expenses. Selling, General and Administrative Costs included charges for incentive compensation, an annual administrative support fee and reimbursement for the provision of certain management and operating services provided by the Company.

NOTE 19—STOCK AND DEBT REPURCHASES:

In December 2017, CONSOL Energy’s Board of Directors approved a program to repurchase, from time to time, the Company's outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025. Since its inception, the Company's Board of Directors has subsequently amended the program several times, the most recent of which amendment in April 2021 raised the aggregate limit of the Company's repurchase authority to $320,000 and extended the program until December 31, 2022.

Under the terms of the program, CONSOL Energy is permitted to make repurchases in the open market, in privately negotiated transactions, accelerated repurchase programs or in structured share repurchase programs. CONSOL Energy is also authorized to enter into one or more 10b5-1 plans with respect to any of the repurchases. Any repurchases of common stock or notes are to be funded from available cash on hand or short-term borrowings. The program does not obligate CONSOL Energy to acquire any particular amount of its common stock or notes, and it can be modified or suspended at any time at the Company’s discretion. The program is conducted in compliance with applicable legal requirements and within the limits imposed by any credit agreement, receivables purchase agreement, indenture, or the TMA, and is subject to market conditions and other factors.

During the six months ended June 30, 2021 and 2020, the Company spent $14,153 to retire $15,190 and spent $25,480 to retire $43,176 of its 11.00% Senior Secured Second Lien Notes due 2025, respectively. No shares of common stock were repurchased under this program during the six months ended June 30, 2021 and 2020.

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

COVID-19 Update

The Company is monitoring the impact of the COVID-19 pandemic (“COVID-19”) and has taken, and will continue to take, steps to mitigate the potential risks and impact on the Company and its employees. The health and safety of our employees is paramount. To date, the Company has experienced a few localized outbreaks, but due, in part, to the health and safety procedures put in place by the Company, we have been able to continue operating. The Company continues to monitor the health and safety of its employees closely in order to limit potential risks to our employees, contractors, family members and the community.

We are considered a critical infrastructure company by the U.S. Department of Homeland Security. As a result, we were exempt from Pennsylvania Governor Tom Wolf's executive order, issued in March 2020, closing all businesses that are not life sustaining until Pennsylvania's phased reopening, which began in the second quarter of 2020. COVID-19 led to an unprecedented decline in coal demand that began in the first quarter of 2020 hit its lowest point in May 2020 and has improved through the second quarter of 2021.

While many government-imposed shut-downs of non-essential businesses in the United States and abroad have been phased out, there is a possibility that such shut-downs may be reinstated after being lifted as COVID-19 continues to spread.  Depressed demand for our coal may also result from a general recession or reduction in overall business activity caused by COVID-19. Additionally, some of our customers have already attempted, and may in the future attempt, to invoke force majeure or similar provisions in the contracts they have in place with us in order to avoid taking possession of and paying us for our coal that they are contractually obligated to purchase. A decrease in demand for our coal, the failure of our customers to purchase coal from us that they are obligated to purchase pursuant to existing contracts, or disruptions in the logistics chain preventing us from shipping our coal would have a material adverse effect on our results of operations and financial condition. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak, the pace and effectiveness of vaccination efforts and the effectiveness of actions globally to contain or mitigate its effects. We expect this could continue to negatively impact our results of operations, cash flows and financial condition. The Company will continue to take steps it believes are appropriate to mitigate the impacts of COVID-19 on its operations, liquidity and financial condition.

Our Business

We are a leading, low-cost producer of high-quality bituminous coal, focused on the extraction and preparation of coal in the Appalachian Basin due to our ability to efficiently produce and deliver large volumes of high-quality coal at competitive prices, the strategic location of our mines and the industry experience of our management team. We are also entering into the metallurgical coal market through the development of our Itmann Mine in West Virginia, which we expect to be fully operational following construction of a preparation plant near the mine site, which is planned for completion during the second half of 2022.

Coal from the PAMC is valued because of its high energy content (as measured in Btu per pound), relatively low levels of sulfur and other impurities, and strong thermoplastic properties that enable it to be used in metallurgical, industrial as well as thermal applications. We take advantage of these desirable quality characteristics and our extensive logistical network, which is directly served by both the Norfolk Southern and CSX railroads, to aggressively market our product to a broad base of strategically selected, top-performing power plant customers in the eastern United States. We also capitalize on the operational synergies afforded by the CONSOL Marine Terminal to export our coal to industrial, power generation and metallurgical end-users globally.

Our operations, including the PAMC and the CONSOL Marine Terminal, have consistently generated strong cash flows, even throughout the COVID-19 pandemic. As of December 31, 2020, the PAMC controls 657.9 million tons of high-quality Pittsburgh seam reserves, enough to allow for more than 20 years of full-capacity production. In addition, we own or control approximately 1.5 billion tons of Greenfield Reserves located in the Northern Appalachian (“NAPP”), the Central Appalachian (“CAPP”) and the Illinois Basins (“ILB”), which we believe provide future growth and monetization opportunities. Our vision is to maximize cash flow generation through the safe, compliant, and efficient operation of this core asset base, while strategically reducing debt, returning capital through share buybacks or dividends, and, when prudent, allocating capital toward compelling growth and diversification opportunities.

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

•

Itmann Mine: Construction of the Itmann Mine, located in Wyoming County, West Virginia, began in the second half of 2019; development mining began in April 2020, and full production is expected following construction of a preparation plant near the mine site, which is planned for completion during the second half of 2022. When fully operational, the Company anticipates approximately 900 thousand product tons per year of high-quality, low-vol coking coal production from the Itmann Mine. The Company has also expanded the capacity of the preparation plant being constructed to include a highly efficient rail loadout and the capability for processing up to an additional 750 thousand to 1 million third-party product tons annually. This third-party processing revenue is expected to provide an additional avenue of growth for the Company.

These low-cost assets and the diverse markets they serve provide us opportunities to generate cash across a wide variety of demand and pricing scenarios. The three mines at the PAMC typically operate four to five longwalls, and the production from all three mines is processed at a single, centralized preparation plant, which is connected via conveyor belts to each mine. The Central Preparation Plant, which can clean and process up to 8,200 raw tons of coal per hour, provides economies of scale while also maintaining the ability to segregate and blend coal based on quality. This infrastructure enables us to tailor our production levels and quality specifications to meet market demands. It also results in a highly productive, low-cost operation as compared to other NAPP coal mines. To our knowledge, the PAMC is the most productive and efficient coal mining complex in NAPP. For the year ending December 31, 2020, productivity averaged 7.21 tons of coal per employee hour, compared with an average of 4.90 tons per employee hour for all other currently-operating NAPP longwalls. Our high productivity helps drive a low-cost structure. Our efficiency strengthens our margins throughout the commodity cycle and has allowed us to continue to generate positive margins even in challenging pricing environments.

Coal from the PAMC is versatile in that it can be sold either domestically or abroad, in industrial applications and power generation or as a crossover product in the high-volatile metallurgical coal market. Our marketing team sold 5.9 million tons of coal during the second quarter of 2021 at an average revenue per ton of $44.02, compared to 2.3 million tons at an average revenue per ton of $43.82 in the year-ago period. Demand for our product has remained robust and was significantly improved from the COVID-19 demand trough in the second quarter of 2020. As a result, on the volume front, the 3.6 million ton increase in the second quarter of 2021 compared to the year-ago period was a function of the significant improvement in demand for our product.

In the domestic market, we continued to see further improvement in the commodity pricing environment during the second quarter of 2021 due to higher natural gas prices and economic recovery. The higher natural gas prices have led to a larger percentage of generation coming from coal-fired power plants, and as such, we believe that coal inventories are on the decline and will continue to decline if alternative fuel costs remain elevated. Consistent with these trends, the majority of our domestic customer stockpiles are below target levels for this time of year. As such, we have seen domestic customer demand increase and have remained opportunistic in securing additional coal sales contracts for 2021 and 2022, bringing our contracted positions for those years to 24.6 million and 10.9 million tons, respectively.

On the export front, seaborne thermal coal markets have remained very strong throughout 2021 thus far. API2 spot prices continued to rise in the second quarter of 2021 and ended the second quarter of 2021 improved by 82% compared to the second quarter of 2020. We continue to see high pet coke prices, which improves the demand for our product into high calorific value markets, particularly in India. Following a Company record first quarter 2021 export sales volume, we successfully placed a near-record 3.2 million tons in the export market in the second quarter of 2021, representing approximately 55% of our total shipments in the second quarter. Given the ongoing strength in export coal pricing, we initiated a targeted commodity price hedging strategy during the second quarter of 2021. Since then, we have layered in 2.0 million metric tons of commodity derivative contracts in the API2 market for calendar year 2022 at a weighted average API2 price of $79.34/ton. Additionally, as of August 3, 2021, we have also layered in approximately 2.0 million tons of physical contracts for 2022 which are tied to API2 prices. Furthermore, assuming the midpoint of our updated 2021 tonnage guidance, we have approximately 13.3 million tons of our coal unsold for 2022, a significant portion of which is expected to be sold into the export market. This will allow us to continue to benefit from continued API2 pricing strength even though, in the near term, our commodity derivatives could subject us to unrealized mark-to-market fluctuations.

In early 2019, we announced the commencement of the development of our Itmann Mine project, a low-vol metallurgical coal mining operation in Wyoming County, West Virginia. However, due to the unprecedented decline in both the demand for our product and our earnings because of the COVID-19 pandemic in 2020, we made the capital allocation decision to pull back spending on this project in order to focus our discretionary capital towards repurchasing our open market second lien notes, which were trading well below par value at that time. We have committed to relocating a state-of-the-art preparation plant to the Itmann project site. This decision allows us to essentially double the capacity of the preparation plant versus the initial project plan in order to create additional growth opportunity and higher revenue potential by adding additional third-party annual processing capacity of 750 thousand to 1 million product tons, which will add a slight increase to the overall project cost. It also reduces procurement risk by insulating the project from long equipment lead times and recent increases in prices for steel and other materials. We view the Itmann Mine as the next phase of our strategy, which focuses on targeted growth and diversification as an additional avenue to increase value for our stockholders. This project is strategically important as it will diversify our portfolio by adding a new metallurgical coal product stream to the mix, and it aligns well with our current operations by being low cost, high margin and high quality.

The following are our current expectations relating to the Itmann Mine:

•	900+ thousand tons per year of high-quality, low-vol coking coal production from the Itmann Mine at full run rate.
•	Anticipated mine life of 20+ years.
•	Annual cash cost of coal sold per ton of $65-$70, once steady-state production is achieved.
•	Full production is expected in 12-18 months, upon the completion of the new preparation plant.
•	Remaining capital expenditures to complete the project of $65-$70 million (including loss on development).

Q2 2021 Highlights:

•	Coal shipments of 5.9 million tons, of which 55% went into the export market and 47% into non-power generation applications.
•	Adjusted EBITDA(1) of $84.4 million.
•	Recommencing the Itmann metallurgical coal project with expanded scope to accelerate our diversification strategy.
•	Borrowed the proceeds of the issuance of $75.0 million in tax-exempt bonds to fund the solid waste disposal project at the PAMC.
•	Spent $18.4 million for an early buyout of an existing operating lease for a set of longwall shields reducing monthly cash cost by $0.9 million.

Guidance and Outlook for 2021:

•	We expect that the PAMC will sell approximately 23.5 million to 25.0 million tons.
•	For 2021 and 2022, our contracted position, as of August 3, 2021 is at 24.6 million tons and 10.9 million tons, respectively.
•	We expect our average cash cost of coal sold per ton will be between $27.00 per ton and $28.00 per ton.(2)
•	We are planning to make capital expenditures during 2021 in the range of $160 million to $180 million, including the Itmann project.

(1) Adjusted EBITDA is a non-GAAP financial measure. Please see “How We Evaluate Our Operations” for a reconciliation of Adjusted EBITDA to the most comparable measure calculated in accordance with GAAP.

(2) CONSOL Energy is unable to provide a reconciliation of this guidance to any measures calculated in accordance with GAAP due to the unknown effect, timing and potential significance of certain income statement items.

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

Reconciliation of Non-GAAP Financial Measures

We evaluate our cost of coal sold and cash cost of coal sold on an aggregate basis. We define cost of coal sold as operating and other production costs related to produced tons sold, along with changes in coal inventory, both in volumes and carrying values. The cost of coal sold includes items such as direct operating costs, royalty and production taxes, direct administration costs, and depreciation, depletion and amortization costs on production assets. Cost of coal sold excludes any indirect costs, such as selling, general and administrative costs, freight expenses, interest expenses, depreciation, depletion and amortization costs on non-production assets and other costs not directly attributable to the production of coal. The cash cost of coal sold includes cost of coal sold less depreciation, depletion and amortization costs on production assets. The GAAP measure most directly comparable to cost of coal sold and cash cost of coal sold is total costs and expenses.

The following table presents a reconciliation of cost of coal sold, cash cost of coal sold and average cash cost of coal sold per ton to total costs and expenses, the most directly comparable GAAP financial measure, on a historical basis, for each of the periods indicated (in thousands, except per ton information).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total Costs and Expenses	$291,880	$191,307	$602,442	$478,180
Less: Freight Expense	(26,010)	(3,085)	(53,023)	(6,232)
Less: Selling, General and Administrative Costs	(22,542)	(10,939)	(46,506)	(28,609)
Less: Gain on Debt Extinguishment	106	—	789	16,833
Less: Interest Expense, net	(16,187)	(14,722)	(31,448)	(30,393)
Less: Other Costs (Non-Production)	(10,852)	(56,831)	(29,096)	(77,713)
Less: Depreciation, Depletion and Amortization (Non-Production)	(5,034)	(16,521)	(12,918)	(25,884)
Cost of Coal Sold	$211,361	$89,209	$430,240	$326,182
Less: Depreciation, Depletion and Amortization (Production)	(47,165)	(29,634)	(99,178)	(75,214)
Cash Cost of Coal Sold	$164,196	$59,575	$331,062	$250,968
Total Tons Sold (in millions)	5.9	2.3	12.7	8.2
Average Cost of Coal Sold per Ton	$36.00	$38.32	$33.76	$39.55
Less: Depreciation, Depletion and Amortization Costs per Ton Sold	7.98	12.42	7.67	9.00
Average Cash Cost of Coal Sold per Ton	$28.02	$25.90	$26.09	$30.55

We evaluate our average margin per ton sold and average cash margin per ton sold on a per-ton basis. We define average margin per ton sold as average revenue per ton sold, net of average cost of coal sold per ton. We define average cash margin per ton sold as average revenue per ton sold, net of average cash cost of coal sold per ton. The GAAP measure most directly comparable to average margin per ton sold and average cash margin per ton sold is total coal revenue.

The following table presents a reconciliation of average margin per ton sold and average cash margin per ton sold to total coal revenue, the most directly comparable GAAP financial measure, on a historical basis, for each of the periods indicated (in thousands, except per ton information).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total Coal Revenue (PAMC Segment)	$258,482	$102,026	$542,948	$357,478
Operating and Other Costs	175,048	116,406	360,158	328,681
Less: Other Costs (Non-Production)	(10,852)	(56,831)	(29,096)	(77,713)
Total Cash Cost of Coal Sold	164,196	59,575	331,062	250,968
Add: Depreciation, Depletion and Amortization	52,199	46,155	112,096	101,098
Less: Depreciation, Depletion and Amortization (Non-Production)	(5,034)	(16,521)	(12,918)	(25,884)
Total Cost of Coal Sold	$211,361	$89,209	$430,240	$326,182
Total Tons Sold (in millions)	5.9	2.3	12.7	8.2
Average Revenue per Ton Sold	$44.02	$43.82	$42.60	$43.34
Average Cash Cost of Coal Sold per Ton	28.02	25.90	26.09	30.55
Depreciation, Depletion and Amortization Costs per Ton Sold	7.98	12.42	7.67	9.00
Average Cost of Coal Sold per Ton	36.00	38.32	33.76	39.55
Average Margin per Ton Sold	8.02	5.50	8.84	3.79
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	7.98	12.42	7.67	9.00
Average Cash Margin per Ton Sold	$16.00	$17.92	$16.51	$12.79

We define adjusted EBITDA as (i) net income (loss) plus income taxes, net interest expense and depreciation, depletion and amortization, as adjusted for (ii) certain non-cash items, such as stock-based compensation and unrealized loss on commodity derivative instruments. The GAAP measure most directly comparable to adjusted EBITDA is net income (loss).

	Three Months Ended June 30, 2021
Dollars in thousands	PA Mining Complex	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$6,166	$8,181	$(10,175)	$4,172

Add: Income Tax Benefit	—	—	(8,893)	(8,893)
Add: Interest Expense, net	478	1,536	14,173	16,187
Less: Interest Income	(36)	—	(775)	(811)
Earnings (Loss) Before Interest & Taxes (EBIT)	6,608	9,717	(5,670)	10,655

Add: Depreciation, Depletion & Amortization	50,169	1,200	830	52,199

Earnings (Loss) Before Interest, Taxes and DD&A (EBITDA)	$56,777	$10,917	$(4,840)	$62,854

Adjustments:
Stock-Based Compensation	$1,053	$48	$109	$1,210
Gain on Debt Extinguishment	—	—	(106)	(106)
Pension Settlement	—	—	22	22
Unrealized Loss on Commodity Derivative Instruments	20,437	—	—	20,437
Total Pre-tax Adjustments	21,490	48	25	21,563

Adjusted EBITDA	$78,267	$10,965	$(4,815)	$84,417

	Three Months Ended June 30, 2020
Dollars in thousands	PA Mining Complex	CONSOL Marine Terminal	Other	Total Company
Net (Loss) Income	$(22,350)	$7,750	$(6,463)	$(21,063)

Add: Income Tax Benefit	—	—	(7,683)	(7,683)
Add: Interest Expense, net	527	1,542	12,653	14,722
Less: Interest Income	—	—	(122)	(122)
(Loss) Earnings Before Interest & Taxes (EBIT)	(21,823)	9,292	(1,615)	(14,146)

Add: Depreciation, Depletion & Amortization	46,793	1,260	(1,898)	46,155

Earnings (Loss) Before Interest, Taxes and DD&A (EBITDA)	$24,970	$10,552	$(3,513)	$32,009

Adjustments:
Stock/Unit-Based Compensation	$1,912	$108	$216	$2,236
Total Pre-tax Adjustments	1,912	108	216	2,236

Adjusted EBITDA	$26,882	$10,660	$(3,297)	$34,245

	For the Six Months Ended June 30, 2021
Dollars in thousands	PA Mining Complex	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$48,616	$17,330	$(35,370)	$30,576

Add: Income Tax Benefit	—	—	(3,708)	(3,708)
Add: Interest Expense, net	1,120	3,073	27,255	31,448
Less: Interest Income	(36)	—	(1,633)	(1,669)
Earnings (Loss) Before Interest & Taxes (EBIT)	49,700	20,403	(13,456)	56,647

Add: Depreciation, Depletion & Amortization	104,950	2,414	4,732	112,096

Earnings (Loss) Before Interest, Taxes and DD&A (EBITDA)	$154,650	$22,817	$(8,724)	$168,743

Adjustments:
Stock/Unit-Based Compensation	$2,364	$109	$246	$2,719
Gain on Debt Extinguishment	—	—	(789)	(789)
Pension Settlement	—	—	22	22
Unrealized Loss on Commodity Derivative Instruments	20,437	—	—	20,437
Total Pre-tax Adjustments	22,801	109	(521)	22,389

Adjusted EBITDA	$177,451	$22,926	$(9,245)	$191,132

	For the Six Months Ended June 30, 2020
Dollars in thousands	PA Mining Complex	CONSOL Marine Terminal	Other	Total Company
Net (Loss) Income	$(11,475)	$15,260	$(22,373)	$(18,588)

Add: Income Tax Benefit	—	—	(5,775)	(5,775)
Add: Interest Expense, net	527	3,086	26,780	30,393
Less: Interest Income	—	—	(366)	(366)
Earnings (Loss) Before Interest & Taxes (EBIT)	(10,948)	18,346	(1,734)	5,664

Add: Depreciation, Depletion & Amortization	95,210	2,517	3,371	101,098

Earnings Before Interest, Taxes and DD&A (EBITDA)	$84,262	$20,863	$1,637	$106,762

Adjustments:
Stock/Unit-Based Compensation	$6,198	$351	$701	$7,250
Gain on Debt Extinguishment	—	—	(16,833)	(16,833)
Total Pre-tax Adjustments	6,198	351	(16,132)	(9,583)

Adjusted EBITDA	$90,460	$21,214	$(14,495)	$97,179

Results of Operations

Three Months Ended June 30, 2021 Compared with the Three Months Ended June 30, 2020

Net Income (Loss) Attributable to CONSOL Energy Inc. Stockholders

CONSOL Energy reported net income attributable to CONSOL Energy Inc. stockholders of $4 million for the three months ended June 30, 2021, compared to a net loss attributable to CONSOL Energy Inc. stockholders of $18 million for the three months ended June 30, 2020.

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

PAMC ANALYSIS:

The PAMC division's principal activities consist of mining, preparation and marketing of bituminous coal, sold primarily to industrial end-users, power generators and metallurgical end-users. The division also includes selling, general and administrative costs, as well as various other activities assigned to the PAMC division, but not included in the cost components on a per unit basis.

The PAMC division had earnings before income tax of $6 million for the three months ended June 30, 2021, compared to loss before income tax of $22 million for the three months ended June 30, 2020. Variances are discussed below.

	Three Months Ended
	June 30,
(in millions)	2021	2020	Variance
Revenue:
Coal Revenue	$258	$102	$156
Freight Revenue	26	3	23
Miscellaneous Other (Loss) Income	(20)	30	(50)
Total Revenue and Other Income	264	135	129
Cost of Coal Sold:
Operating Costs	164	59	105
Depreciation, Depletion and Amortization	47	30	17
Total Cost of Coal Sold	211	89	122
Other Costs:
Other Costs	(1)	39	(40)
Depreciation, Depletion and Amortization	3	17	(14)
Total Other Costs	2	56	(54)
Freight Expense	26	3	23
Selling, General and Administrative Costs	19	8	11
Interest Expense, net	—	1	(1)
Total Costs and Expenses	258	157	101
Earnings (Loss) Before Income Tax	$6	$(22)	$28

Coal Production

The table below presents total tons produced (in thousands) from the Pennsylvania Mining Complex for the periods indicated:

	Three Months Ended June 30,
Mine	2021	2020	Variance
Bailey	3,021	1,007	2,014
Enlow Fork	1,594	243	1,351
Harvey	1,297	1,136	161
Total	5,912	2,386	3,526

Coal production was 5.9 million tons for the three months ended June 30, 2021, compared to 2.4 million tons for the three months ended June 30, 2020. The PAMC's coal production increased primarily due to improved demand for the Company's coal. Overall demand for the Company's coal during the three months ended June 30, 2020 was negatively impacted by the COVID-19 pandemic, which resulted in the temporary idling of longwalls at the Bailey and Enlow Fork mines. However, demand has steadily improved since the low point in the second quarter of 2020, which has allowed the Company to significantly increase the production at the Bailey and Enlow Fork mines.

Coal Operations

The PAMC division's coal revenue and cost components on a per unit basis for the three months ended June 30, 2021 and 2020 are detailed in the table below. The PAMC division's operations also include various costs such as selling, general and administrative, freight and other costs not included in the unit cost analysis because these costs are not directly associated with coal production.

	Three Months Ended June 30,
	2021	2020	Variance
Total Tons Sold (in millions)	5.9	2.3	3.6
Average Revenue per Ton Sold	$44.02	$43.82	$0.20

Average Cash Cost of Coal Sold per Ton (1)	$28.02	$25.90	$2.12
Depreciation, Depletion and Amortization Costs per Ton Sold (Non-Cash Cost)	7.98	12.42	(4.44)
Average Cost of Coal Sold per Ton (1)	$36.00	$38.32	$(2.32)
Average Margin per Ton Sold (1)	$8.02	$5.50	$2.52
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	7.98	12.42	(4.44)
Average Cash Margin per Ton Sold (1)	$16.00	$17.92	$(1.92)

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

Coal Revenue

Coal revenue was $258 million for the three months ended June 30, 2021, compared to $102 million for the three months ended June 30, 2020. Total tons sold increased in the period-to-period comparison primarily due to a significant improvement in demand for the Company's coal.  During the three months ended June 30, 2020, the COVID-19 pandemic, and in response, the widespread government-imposed shut-downs, significantly reduced electricity consumption and, therefore, demand for the Company's coal.

Freight Revenue and Freight Expense

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services to move its coal from the mine to the ultimate sales point. Freight revenue is completely offset by freight expense. Freight revenue and freight expense were both $26 million for the three months ended June 30, 2021, compared to $3 million for the three months ended June 30, 2020. The $23 million increase was due to increased shipments to customers where the Company was contractually obligated to provide transportation services.

Miscellaneous Other (Loss) Income

The $50 million decrease in miscellaneous other (loss) income was primarily the result of $30 million in customer contract buyouts in the three months ended June 30, 2020, none of which occurred during the three months ended June 30, 2021. During the second quarter of 2021, the Company initiated a targeted commodity price hedging strategy, layering in 2.0 million metric tons of commodity derivative contracts in the API2 market at a weighted average API2 price of $79.34 per ton. The continued API2 pricing strength throughout the second quarter of 2021 resulted in mark-to-market losses of $20 million.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. The costs of coal sold include items such as direct operating costs, royalties and production taxes, direct administration costs and depreciation, depletion, and amortization costs on production assets. Total cost of coal sold was $211 million for the three months ended June 30, 2021, or $122 million higher than the $89 million for the three months ended June 30, 2020. Average cost of coal sold per ton was $36.00 for the three months ended June 30, 2021, compared to $38.32 for the three months ended June 30, 2020. The increase in the total cost of coal sold was primarily driven by increased production activity during the three months ended June 30, 2021, mainly in response to a significant improvement in demand for the Company's coal. The Company operated at minimal production levels during the three months ended June 30, 2020 due to the peak of the COVID-19 demand decline and government-imposed lockdowns.

Other Costs

Other costs include items that are assigned to the PAMC division but are not included in unit costs, such as idle mine costs, coal reserve holding costs and purchased coal costs. Total other costs decreased $54 million in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The decrease was primarily attributable to the temporary idling of longwalls at the Bailey and Enlow Fork mines during the three months ended June 30, 2020 due to the COVID-19 pandemic and, in response, the widespread government-imposed shutdowns, which significantly reduced electricity consumption and industrial activity and, therefore, demand for the Company's coal.

Selling, General, and Administrative Costs

The amount of selling, general and administrative costs related to the PAMC division were $19 million for the three months ended June 30, 2021, compared to $8 million for the three months ended June 30, 2020. The $11 million increase in the period-to-period comparison was primarily related to increased expense under the long-term and short-term incentive compensation plans earned in the three months ended June 30, 2021, due to achieving certain financial metrics, as well as a substantial increase in the Company's share price, compared to the three months ended June 30, 2020.

CONSOL MARINE TERMINAL ANALYSIS:

The CONSOL Marine Terminal division provides coal export terminal services through the Port of Baltimore. The division also includes selling, general and administrative activities and interest expense, as well as various other activities assigned to the CONSOL Marine Terminal division.

The CONSOL Marine Terminal division had earnings before income tax of $8 million for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30,
(in millions)	2021	2020	Variance
Revenue:
Terminal Revenue	$17	$16	$1
Miscellaneous Other Income	1	—	1
Total Revenue and Other Income	18	16	2
Other Costs and Expenses:
Operating and Other Costs	6	4	2
Depreciation, Depletion and Amortization	1	1	—
Selling, General, and Administrative Costs	1	1	—
Interest Expense, net	2	2	—
Total Other Costs and Expenses	10	8	2
Earnings Before Income Tax	$8	$8	$—

Overall earnings before income tax were materially consistent in the period-to-period comparison. There was a significant improvement in throughput tons as overall demand was substantially improved in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due to the COVID-related demand decline that impacted the second quarter of 2020. However, the impact on terminal revenue due to the improvement in throughput tons was somewhat muted due to the take-or-pay contract that was in place during the three months ended June 30, 2020.

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

Other business activities had a loss before income tax of $19 million for the three months ended June 30, 2021, compared to a loss before income tax of $15 million for the three months ended June 30, 2020. Variances are discussed below.

	Three Months Ended
	June 30,
(in millions)	2021	2020	Variance
Revenue:
Coal Revenue	$2	$—	$2
Miscellaneous Other Income	1	4	(3)
Gain on Sale of Assets	2	7	(5)
Total Revenue and Other Income	5	11	(6)
Other Costs and Expenses:
Operating and Other Costs	6	14	(8)
Depreciation, Depletion and Amortization	1	(2)	3
Selling, General and Administrative Costs	3	2	1
Interest Expense, net	14	12	2
Total Other Costs and Expenses	24	26	(2)
Loss Before Income Tax	$(19)	$(15)	$(4)

Coal Revenue

Coal revenue consists of the sale of incidental coal mined during the development the Itmann Mine located in Wyoming County, West Virginia.

Miscellaneous Other Income

Miscellaneous other income was $1 million for the three months ended June 30, 2021, compared to $4 million for the three months ended June 30, 2020. The change is due to the following items:

	Three Months Ended June 30,
(in millions)	2021	2020	Variance
Royalty Income - Non-Operated Coal	$—	$3	$(3)
Interest Income	1	—	1
Other Income	—	1	(1)
Total Miscellaneous Other Income	$1	$4	$(3)

Royalty income - non-operated coal decreased in the period-to-period comparison due to a decline in the revenues earned as a result of less operating activity by third-party companies mining in reserves to which we have a royalty claim.

Gain on Sale of Assets

Gain on sale of assets decreased $5 million in the period-to-period comparison primarily due to the sale of various gas wells and the related equipment during the three months ended June 30, 2020.

Operating and Other Costs

Operating and other costs were $6 million for the three months ended June 30, 2021, compared to $14 million for the three months ended June 30, 2020. Operating and other costs decreased in the period-to-period comparison due to the following items:

	Three Months Ended June 30,
(in millions)	2021	2020	Variance
Employee-Related Legacy Liability Expense	$3	$6	$(3)
Coal Reserve Holding Costs	2	1	1
Closed Mines	1	1	—
Other	—	6	(6)
Total Operating and Other Costs	$6	$14	$(8)

         Employee-Related Legacy Liability Expense decreased $3 million in the period-to-period comparison primarily due to changes in actuarial assumptions made at the beginning of each year. See Note 5 - Pension and Other Postretirement Benefits Plans and Note 6 - Coal Workers' Pneumoconiosis and Workers' Compensation in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $3 million in the period-to-period comparison due to current quarter adjustments to the Company's asset retirement obligations based on current projected cash outflows.

Selling, General and Administrative Costs

Selling, general and administrative costs are allocated to the Company's Other division based on a percentage of resources utilized, a percentage of total revenue and a percentage of total projected capital expenditures. Selling, General and Administrative Costs remained materially consistent in the period-to-period comparison.

Interest Expense, net

Interest expense, net of amounts capitalized, increased in the period-to-period comparison primarily due to interest incurred on the Pennsylvania Economic Development Financing Authority tax-exempt solid waste disposal revenue bonds issued in the second quarter of 2021. This was partially offset by the Company's continued de-leveraging efforts throughout the three months ended June 30, 2021.

Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020

Net Income (Loss) Attributable to CONSOL Energy Inc. Stockholders

CONSOL Energy reported net income attributable to CONSOL Energy Inc. stockholders of $31 million for the six months ended June 30, 2021, compared to a net loss attributable to CONSOL Energy Inc. stockholders of $16 million for the six months ended June 30, 2020.

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

PAMC ANALYSIS:

The PAMC division's principal activities consist of mining, preparation and marketing of bituminous coal, sold primarily to industrial end-users, power generators and metallurgical end-users. The division also includes selling, general and administrative costs, as well as various other activities assigned to the PAMC division, but not included in the cost components on a per unit basis.

The PAMC division had earnings before income tax of $49 million for the six months ended June 30, 2021, compared to a loss before income tax of $11 million for the six months ended June 30, 2020. Variances are discussed below.

	Six Months Ended
	June 30,
(in millions)	2021	2020	Variance
Revenue:
Coal Revenue	$543	$358	$185
Freight Revenue	53	6	47
Gain on Sale of Assets	1	—	1
Miscellaneous Other (Loss) Income	(21)	41	(62)
Total Revenue and Other Income	576	405	171
Cost of Coal Sold:
Operating Costs	331	251	80
Depreciation, Depletion and Amortization	99	75	24
Total Cost of Coal Sold	430	326	104
Other Costs:
Other Costs	(1)	40	(41)
Depreciation, Depletion and Amortization	6	20	(14)
Total Other Costs	5	60	(55)
Freight Expense	53	6	47
Selling, General and Administrative Costs	38	23	15
Interest Expense, net	1	1	—
Total Costs and Expenses	527	416	111
Earnings (Loss) Before Income Tax	$49	$(11)	$60

Coal Production

The table below presents total tons produced (in thousands) from the Pennsylvania Mining Complex for the periods indicated:

	Six Months Ended June 30,
Mine	2021	2020	Variance
Bailey	6,800	3,811	2,989
Enlow Fork	3,590	2,618	972
Harvey	2,541	1,930	611
Total	12,931	8,359	4,572

Coal production was 12.9 million tons for the six months ended June 30, 2021, compared to 8.4 million tons for the six months ended June 30, 2020. The PAMC's coal production increased primarily due to improved demand for the Company's coal. Overall demand for the Company's coal during the six months ended June 30, 2020 was negatively impacted by the COVID-19 pandemic, which resulted in the temporary idling of longwalls at the Bailey and Enlow Fork mines. However, demand has steadily improved since the low point in the second quarter of 2020, which has allowed the Company to significantly increase the production at the Bailey and Enlow Fork mines.

Coal Operations

The PAMC division's coal revenue and cost components on a per unit basis for the six months ended June 30, 2021 and 2020 are detailed in the table below. The PAMC division's operations also include various costs such as selling, general and administrative, freight and other costs not included in the unit cost analysis because these costs are not directly associated with coal production.

	Six Months Ended June 30,
	2021	2020	Variance
Total Tons Sold (in millions)	12.7	8.2	4.5
Average Revenue per Ton Sold	$42.60	$43.34	$(0.74)

Average Cash Cost of Coal Sold per Ton (1)	$26.09	$30.55	$(4.46)
Depreciation, Depletion and Amortization Costs per Ton Sold (Non-Cash Cost)	7.67	9.00	(1.33)
Average Cost of Coal Sold per Ton (1)	$33.76	$39.55	$(5.79)
Average Margin per Ton Sold (1)	$8.84	$3.79	$5.05
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	7.67	9.00	(1.33)
Average Cash Margin per Ton Sold (1)	$16.51	$12.79	$3.72

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

Coal Revenue

Coal revenue was $543 million for the six months ended June 30, 2021, compared to $358 million for the six months ended June 30, 2020. Total tons sold increased in the period-to-period comparison primarily due to a significant improvement in demand for the Company's coal as a result of the lifting of COVID-19 restrictions. During the six months ended June 30, 2020, a warmer than normal winter followed by the COVID-19 pandemic, and in response, the widespread government-imposed shut-downs, significantly reduced electricity consumption and, therefore, demand for the Company's coal.

Freight Revenue and Freight Expense

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services to move its coal from the mine to the ultimate sales point. Freight revenue is completely offset by freight expense. Freight revenue and freight expense were both $53 million for the six months ended June 30, 2021, compared to $6 million for the six months ended June 30, 2020. The $47 million increase was due to increased shipments to customers where the Company was contractually obligated to provide transportation services.

Miscellaneous Other (Loss) Income

The $62 million decrease in miscellaneous other (loss) income was primarily the result of $41 million of customer contract buyouts in the six months ended June 30, 2020, none of which occurred during the six months ended June 30, 2021. During the second quarter of 2021, the Company initiated a targeted commodity price hedging strategy, layering in 2.0 million metric tons of commodity derivative contracts in the API2 market at a weighted average API2 price of $79.34 per ton. The continued API2 pricing strength throughout the second quarter of 2021 resulted in mark-to-market losses of $20 million.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. The costs of coal sold include items such as direct operating costs, royalties and production taxes, direct administration costs and depreciation, depletion, and amortization costs on production assets. Total cost of coal sold was $430 million for the six months ended June 30, 2021, or $104 million higher than the $326 million for the six months ended June 30, 2020. Average cost of coal sold per ton was $33.76 for the six months ended June 30, 2021, compared to $39.55 for the six months ended June 30, 2020. The increase in the total cost of coal sold was primarily driven by increased production activity during the six months ended June 30, 2021, mainly in response to a significant improvement in demand for the Company's coal. The Company operated at minimal production levels during the six months ended June 30, 2020 due to the peak of the COVID-19 demand decline and government-imposed lockdowns that occurred during the second quarter of 2020.

Other Costs

Other costs include items that are assigned to the PAMC division but are not included in unit costs, such as idle mine costs, coal reserve holding costs and purchased coal costs. Total other costs decreased $55 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease was primarily attributable to the temporary idling of longwalls at the Bailey and Enlow Fork mines during the six months ended June 30, 2020 due to the COVID-19 pandemic and, in response, the widespread government-imposed shutdowns, which significantly reduced electricity consumption and industrial activity and, therefore, demand for the Company's coal.

Selling, General, and Administrative Costs

The amount of selling, general and administrative costs related to the PAMC division were $38 million for the six months ended June 30, 2021, compared to $23 million for the six months ended June 30, 2020. The $15 million increase in the period-to-period comparison was primarily related to increased expense under the Company's long-term and short-term incentive compensation plans earned in the six months ended June 30, 2021, due to achieving certain financial metrics, as well as a substantial increase in the Company's share price, compared to the six months ended June 30, 2020.

CONSOL MARINE TERMINAL ANALYSIS:

The CONSOL Marine Terminal division provides coal export terminal services through the Port of Baltimore. The division also includes selling, general and administrative activities and interest expense, as well as various other activities assigned to the CONSOL Marine Terminal division.

The CONSOL Marine Terminal division had earnings before income tax of $17 million for the six months ended June 30, 2021, compared to earnings before income tax of $15 million for the six months ended June 30, 2020.

	Six Months Ended June 30,
(in millions)	2021	2020	Variance
Revenue:
Terminal Revenue	$36	$32	$4
Total Revenue and Other Income	36	32	4
Other Costs and Expenses:
Operating and Other Costs	12	9	3
Depreciation, Depletion and Amortization	2	3	(1)
Selling, General, and Administrative Costs	2	2	—
Interest Expense, net	3	3	—
Total Other Costs and Expenses	19	17	2
Earnings Before Income Tax	$17	$15	$2

Terminal Revenue

          Terminal revenue consists of sales from the CONSOL Marine Terminal, which is located at the Port of Baltimore, Maryland and provides access to international coal markets. CONSOL Marine Terminal revenue was $36 million for the six months ended June 30, 2021, compared to $32 million for the six months ended June 30, 2020. The $4 million increase in the period-to-period comparison was primarily attributable to a significant improvement in throughput tons as overall demand was substantially improved in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to the COVID-related demand decline that impacted part of the first half of 2020. However, the impact on terminal revenue due to the improvement in throughput tons was somewhat muted due to the take-or-pay contract that was in place during the six months ended June 30, 2020.

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

Other business activities had a loss before income tax of $39 million for the six months ended June 30, 2021, compared to a loss before income tax of $28 million for the six months ended June 30, 2020. Variances are discussed below.

	Six Months Ended
	June 30,
(in millions)	2021	2020	Variance
Revenue:
Coal Revenue	$2	$—	$2
Miscellaneous Other Income	5	10	(5)
Gain on Sale of Assets	10	7	3
Total Revenue and Other Income	17	17	—
Other Costs and Expenses:
Operating and Other Costs	18	29	(11)
Depreciation, Depletion and Amortization	5	3	2
Selling, General and Administrative Costs	7	4	3
Gain on Debt Extinguishment	(1)	(17)	16
Interest Expense, net	27	26	1
Total Other Costs and Expenses	56	45	11
Loss Before Income Tax	$(39)	$(28)	$(11)

Coal Revenue

Coal revenue consists of the sale of incidental coal mined during the development the Itmann Mine located in Wyoming County, West Virginia.

Miscellaneous Other Income

Miscellaneous other income was $5 million for the six months ended June 30, 2021, compared to $10 million for the six months ended June 30, 2020. The change is due to the following items:

	Six Months Ended June 30,
(in millions)	2021	2020	Variance
Royalty Income - Non-Operated Coal	$2	$7	$(5)
Property Easements and Option Income	—	1	(1)
Rental Income	—	1	(1)
Interest Income	2	—	2
Other Income	1	1	—
Total Miscellaneous Other Income	$5	$10	$(5)

Royalty income - non-operated coal decreased in the period-to-period comparison due to a decline in the revenues earned as a result of less operating activity by third-party companies mining in reserves to which we have a royalty claim.

Gain on Sale of Assets

Gain on sale of assets increased $3 million in the period-to-period comparison primarily due to the sale of various gas wells and the related equipment during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Operating and Other Costs

Operating and other costs were $18 million for the six months ended June 30, 2021, compared to $29 million for the six months ended June 30, 2020. Operating and other costs decreased in the period-to-period comparison due to the following items:

	Six Months Ended June 30,
(in millions)	2021	2020	Variance
Employee-Related Legacy Liability Expense	$4	$13	$(9)
Coal Reserve Holding Costs	5	2	3
Closed Mines	2	2	—
Litigation Expense	2	—	2
Bank Fees	1	1	—
Other	4	11	(7)
Total Operating and Other Costs	$18	$29	$(11)

Employee-Related Legacy Liability Expense decreased $9 million in the period-to-period comparison primarily due to changes in actuarial assumptions made at the beginning of each year. See Note 5 - Pension and Other Postretirement Benefits Plans and Note 6 - Coal Workers' Pneumoconiosis and Workers' Compensation in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $2 million in the period-to-period comparison due to current quarter adjustments to the Company's asset retirement obligations based on current projected cash outflows.

Selling, General and Administrative Costs

Selling, general and administrative costs are allocated to the Company's Other division based on a percentage of resources utilized, a percentage of total revenue and a percentage of total projected capital expenditures. The increase of $3 million is a result of increases in the portion of selling, general and administrative expenses allocated to the Other division due to an increase of resources utilized at the Itmann Mine, closed mines and in other business development activities as compared to the prior year.

Gain on Debt Extinguishment

Gain on debt extinguishment of $1 million and $17 million was recognized in the six months ended June 30, 2021 and June 30, 2020, respectively, due to the open market repurchases of the Company's 11.00% Senior Secured Second Lien Notes due 2025.

Interest Expense, net

Interest expense, net of amounts capitalized, increased in the period-to-period comparison primarily due to interest incurred on the Pennsylvania Economic Development Financing Authority tax-exempt solid waste disposal revenue bonds issued in the second quarter of 2021. This was partially offset by the Company's continued de-leveraging efforts throughout the six months ended June 30, 2021.

Liquidity and Capital Resources

CONSOL Energy's potential sources of liquidity include cash generated from operations, cash on hand, borrowings under the revolving credit facility and securitization facility (which are discussed below), the proceeds of the sale of the PEDFA Bonds loaned to us and, if necessary, the ability to issue additional equity or debt securities. The Company believes that cash generated from these sources should be sufficient to meet its short-term working capital requirements, long-term capital expenditure requirements, and debt servicing obligations, as well as to provide required letters of credit.

The demand for coal experienced an unprecedented decline toward the end of the first quarter of 2020, but has steadily improved since the significant COVID-related demand trough in the second quarter of 2020. During the second quarter of 2021, the Company made principal repayments or repurchases of $6 million, $6 million, $5 million and $1 million on its finance leases and asset-backed financing arrangements, Term Loan A Facility, 11.00% Senior Secured Second Lien Notes and Term Loan B Facility, respectively. As of June 30, 2021, we have no borrowings outstanding under our $400 million revolving credit facility and the facility is currently only used for providing letters of credit, with $147 million issued. On April 13, 2021, the Company borrowed the proceeds of the sale of $75 million of tax-exempt solid waste disposal revenue bonds issued through the Pennsylvania Economic Development Financing Authority (“PEDFA”). The bonds have a 30-year maturity and were priced in an initial 7-year term rate period with an interest rate of 9.0%.

While many government-imposed shut-downs of non-essential businesses in the United States and abroad have been phased out, there is a possibility that additional shut-downs may be reinstated if COVID-19 continues to spread. Depressed demand for our coal may also result from a general recession or reduction in overall business activity caused by COVID-19. Additionally, some of our customers have already attempted, and may in the future attempt, to invoke force majeure or similar provisions in the contracts they have in place with us in order to avoid taking possession of and paying us for our coal that they are contractually obligated to purchase. A decrease in demand for our coal, the failure of our customers to purchase coal from us that they are obligated to purchase pursuant to existing contracts, or disruptions in the logistics chain preventing us from shipping our coal would have a material adverse effect on our results of operations and financial condition. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak, the pace and effectiveness of vaccination efforts and the effectiveness of actions globally to contain or mitigate its effects. We expect this could continue to negatively impact our results of operations, cash flows and financial condition. The Company will continue to take steps it believes are appropriate to mitigate the impact of COVID-19 on its operations, liquidity and financial condition.

The Company expects to maintain adequate liquidity through its operating cash flow and revolving credit facility to fund its working capital and capital expenditures requirements. The Company's cash flow from operations in the second quarter of 2021 was supported by its contracted position, strong spot market activity and its ongoing cost and capital control measures. The Company started experiencing some delays in collections of accounts receivable in the second half of 2019. This trend has been improving over the past several quarters. However, if these delays continue or increase, the Company may have less cash flow from operations and may have less borrowing capacity under its securitization facility (under which borrowing capacity is based on certain current accounts receivable).

The Company started a capital construction project on the coarse refuse disposal area in 2017, which is expected to continue through 2021. The construction on the coarse refuse disposal area is now funded, in part, by the $75 million of tax-exempt solid waste disposal revenue bonds, the proceeds of which were loaned to the Company and which the Company expects to expend over approximately the next two years, as qualified work is completed. In the second quarter of 2021, the Company received reimbursement for qualified expenses in the amount of $21.5 million, which dates back to the initial inducement date in mid-2020. Additionally, the Company has $53.5 million in restricted cash associated with this financing that will be used to fund future spending on the coarse refuse disposal area. The Company also began construction of the Itmann Mine in the second half of 2019; development mining began in April 2020, and full production is expected following construction of a preparation plant near the mine site, which is planned for completion during the second half of 2022. When fully operational, the Company anticipates approximately 900 thousand product tons per year of high-quality, low-vol coking coal production from the Itmann Mine. The Company has also expanded the capacity of the preparation plant being constructed to include a highly efficient rail loadout and the capability for processing up to an additional 750 thousand to 1 million third-party product tons annually. This third-party processing revenue is expected to provide an additional avenue of growth for the Company.

Uncertainty in the financial markets brings additional potential risks to CONSOL Energy. These risks include a reduction of our ability to raise capital in the equity markets, less availability and higher costs of additional credit, potential counterparty defaults, and commercial bank failures. Financial market disruptions may impact the Company's collection of trade receivables. As a result, CONSOL Energy regularly monitors the creditworthiness of its customers and counterparties and manages credit exposure through payment terms, credit limits, prepayments and security.

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

Cash Flows (in millions)

	Six Months Ended June 30,
	2021	2020	Change
Cash Provided by Operating Activities	$173	$47	$126
Cash Used in Investing Activities	$(46)	$(46)	$—
Cash Provided by (Used in) Financing Activities	$22	$(48)	$70

Cash provided by operating activities increased $126 million in the period-to-period comparison, primarily due to a $94 million increase in Adjusted EBITDA, as well as other working capital changes that occurred throughout both periods.

Cash used in investing activities was $46 million for the six months ending June 30, 2021 and 2020. Capital expenditures increased $11 million primarily due to an early buyout of an existing operating lease for a set of longwall shields. The increase in capital expenditures was offset by an $11 million increase in proceeds from the sale of assets due to the sale of various gas wells during the six months ended June 30, 2021. Further details regarding the Company's capital expenditures are set forth below.

	Six Months Ended June 30,
	2021	2020	Change
Building and Infrastructure	$19	$24	$(5)
Equipment Purchases and Rebuilds	27	15	12
Solid Waste Disposal Project	9	7	2
IS&T Infrastructure	1	—	1
Other	1	—	1
Total Capital Expenditures	$57	$46	$11

Cash flows from financing activities increased $70 million in the period-to-period comparison, primarily driven by the receipt of $75 million in proceeds loaned to the Company from the issuance of Pennsylvania Economic Development Financing Authority tax-exempt solid waste disposal revenue bonds during the six months ended June 30, 2021. This was offset, in part, by an increase in net payments on indebtedness in the period-to-period comparison due to the Company's ongoing de-leveraging efforts.

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

Obligations under the Senior Secured Credit Facilities are guaranteed by (i) all owners of the PAMC held by the Company, (ii) any other members of the Company’s group that own any portion of the collateral securing the Revolving Credit Facility, and (iii) subject to certain customary exceptions and agreed materiality thresholds, all other existing or future direct or indirect wholly-owned restricted subsidiaries of the Company. The obligations are secured by, subject to certain exceptions (including a limitation of pledges of equity interests in certain subsidiaries and certain thresholds with respect to real property), a first-priority lien on (i) the Company’s interest in the Pennsylvania Mining Complex, (ii) the limited partner units of the Partnership held by the Company, (iii) the equity interests in the general partner held by the Company, (iv) the CONSOL Marine Terminal, (v) the Itmann Mine, and (vi) the 1.5 billion tons of Greenfield Reserves. The Senior Secured Credit Facilities contain a number of customary affirmative covenants. In addition, the Senior Secured Credit Facilities contain a number of negative covenants, including (subject to certain exceptions) limitations on (among other things): indebtedness, liens, investments, acquisitions, dispositions, restricted payments, and prepayments of junior indebtedness. The amendment added additional conditions to be met for the covenants relating to investments in joint ventures, general investments, share repurchases, dividends, and repurchases of the Second Lien Notes (as defined below). The additional conditions require no outstanding borrowings and no more than $200 million of outstanding letters of credit on the Revolving Credit Facility. Further restrictions apply to investments in joint ventures, share repurchases and dividends that require the total net leverage ratio shall not be greater than 2.00 to 1.00.

The Revolving Credit Facility and the TLA Facility also include financial covenants, including (i) a maximum first lien gross leverage ratio, (ii) a maximum total net leverage ratio, and (iii) a minimum fixed charge coverage ratio. The maximum first lien gross leverage ratio is calculated as the ratio of Consolidated First Lien Debt to Consolidated EBITDA. Consolidated EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations, non-cash charges related to legacy employee liabilities and gains and losses on debt extinguishment, and subtracts cash payments related to legacy employee liabilities. The maximum total net leverage ratio is calculated as the ratio of Consolidated Indebtedness, minus Cash on Hand, to Consolidated EBITDA. The minimum fixed charge coverage ratio is calculated as the ratio of Consolidated EBITDA to Consolidated Fixed Charges. Consolidated Fixed Charges, as used in the covenant calculation, include cash interest payments, cash payments for income taxes, scheduled debt repayments, dividends paid, and Maintenance Capital Expenditures. The amendment revised the financial covenants applicable to the Revolving Credit Facility and the TLA Facility relating to the maximum first lien gross leverage ratio, the maximum total net leverage ratio and the minimum fixed charge coverage ratio, so that for the fiscal quarters ending June 30, 2020 through March 31, 2021, the maximum first lien gross leverage ratio shall be 2.50 to 1.00, the maximum total net leverage ratio shall be 3.75 to 1.00, and the minimum fixed charge coverage ratio shall be 1.00 to 1.00; for the fiscal quarters ending June 30, 2021 through September 30, 2021, the maximum first lien gross leverage ratio shall be 2.25 to 1.00 and the maximum total net leverage ratio shall be 3.50 to 1.00; for the fiscal quarters ending June 30, 2021 through March 31, 2022, the minimum fixed charge coverage ratio shall be 1.05 to 1.00; for the fiscal quarters ending December 31, 2021 through March 31, 2022, the maximum first lien gross leverage ratio shall be 2.00 to 1.00 and the maximum total net leverage ratio shall be 3.25 to 1.00; and for the fiscal quarters ending on or after June 30, 2022, the maximum first lien gross leverage ratio shall be 1.75 to 1.00, the maximum total net leverage ratio shall be 2.75 to 1.00 and the minimum fixed charge coverage ratio shall be 1.10 to 1.00. The maximum first lien gross leverage ratio was 1.14 to 1.00 at June 30, 2021. The maximum total net leverage ratio was 1.70 to 1.00 at June 30, 2021. The minimum fixed charge coverage ratio was 1.89 to 1.00 at June 30, 2021. The Company was in compliance with all of its financial covenants under the Senior Secured Credit Facilities as of June 30, 2021.

The TLB Facility also includes a financial covenant that requires the Company to repay a certain amount of its borrowings under the TLB Facility within ten business days after the date it files its Annual Report on Form 10-K with the Securities and Exchange Commission (“SEC”) if the Company has excess cash flow (as defined in the credit agreement for the Senior Secured Credit Facilities) during the year covered by the applicable Annual Report on Form 10-K. During the three months ended March 31, 2021, CONSOL Energy made the required repayment of approximately $5 million based on the amount of the Company's excess cash flow as of December 31, 2020. The required repayment is equal to a certain percentage of the Company’s excess cash flow for such year, ranging from 0% to 75% depending on the Company’s total net leverage ratio, less the amount of certain voluntary prepayments made by the Company, if any, under the TLB Facility during such fiscal year.

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

At June 30, 2021, there were no borrowings outstanding under the Revolving Credit Facility and the facility is currently only used for providing letters of credit, with $147 million of letters of credit outstanding, leaving $253 million of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.

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

At June 30, 2021, eligible accounts receivable totaled approximately $25 million. At June 30, 2021, the facility had no outstanding borrowings and $24 million of letters of credit outstanding, leaving minimal unused capacity. Costs associated with the receivables facility totaled $257 thousand for the three months ended June 30, 2021. These costs have been recorded as financing fees which are included in Operating and Other Costs in the Consolidated Statements of Income. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.

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

Pennsylvania Economic Development Financing Authority Bonds

In April 2021, CONSOL Energy borrowed the proceeds received from the sale of tax exempt bonds issued by the Pennsylvania Economic Development Financing Authority ("PEDFA") in aggregate principal amount of $75 million. The PEDFA Bonds bear interest at a fixed rate of 9.00% for an initial term of seven years. The PEDFA Bonds mature on April 1, 2051, but are subject to mandatory purchase by the Company on April 13, 2028, at the expiration of the initial term rate period. The PEDFA Bonds were issued pursuant to an indenture (the “PEDFA Indenture”) dated as of April 1, 2021, by and between PEDFA and Wilmington Trust, N.A., a national banking association, as trustee (the “PEDFA Notes Trustee”). PEDFA made a loan of the proceeds of the PEDFA Bonds to the Company pursuant to a Loan Agreement (the “Loan Agreement”) dated as of April 1, 2021 between PEDFA and the Company. Under the terms of the Loan Agreement, the Company agreed to make all payments of principal, interest and other amounts at any time due on the PEDFA Bonds or under the PEDFA Indenture. PEDFA assigned its rights as lender under the Loan Agreement, excluding certain reserved rights, to the PEDFA Notes Trustee. Certain subsidiaries of the Company (the “PEDFA Notes Guarantors”) executed a Guaranty Agreement (the “Guaranty”) dated as of April 1, 2021 in favor of the PEDFA Notes Trustee, guarantying the obligations of the Company under the Loan Agreement to pay the PEDFA Bonds when and as due. The obligations of the Company under the Loan Agreement and of the PEDFA Notes Guarantors under the Guaranty are secured by second priority liens on substantially all of the assets of the Company and the PEDFA Notes Guarantors on parity with the Second Lien Notes. The Loan Agreement and Guaranty incorporate by reference covenants in the Indenture under which the Second Lien Notes were issued (discussed above).

Debt

At June 30, 2021, CONSOL Energy had total long-term debt and finance lease obligations of $701 million outstanding, including the current portion of long-term debt of $51 million. This long-term debt consisted of:

•

An aggregate principal amount of $264 million in connection with the TLB Facility, due in September 2024, less $1 million of unamortized discount. Borrowings under the TLB Facility bear interest at a floating rate.

•	An aggregate principal amount of $152 million of 11.00% Senior Secured Second Lien Notes due in November 2025. Interest on the notes is payable May 15 and November 15 of each year.
•

An aggregate principal amount of $103 million of industrial revenue bonds which were issued to finance the Baltimore port facility, bear interest at 5.75% per annum and mature in September 2025. Interest on the industrial revenue bonds is payable March 1 and September 1 of each year. Payment of the principal and interest on the notes is guaranteed by CONSOL Energy.

•	An aggregate principal amount of $75 million of tax-exempt solid waste disposal revenue bonds, which were issued to finance the ongoing expansion of the coal refuse disposal area at the Bailey Preparation Plant, bear interest at 9.00% per annum for an initial term of seven years and mature in April 2051. Interest on the tax-exempt solid waste disposal revenue bonds is payable on February 1 and August 1 of each year.
•	An aggregate principal amount of $54 million in connection with the TLA Facility, due in March 2023. Borrowings under the TLA Facility bear interest at a floating rate.
•	An aggregate principal amount of $52 million of finance leases and asset-backed financing arrangements with a weighted average interest rate of 6.07% and 3.61%, respectively.
•	Advance royalty commitments of $2 million with a weighted average interest rate of 13.68% per annum.

At June 30, 2021, CONSOL Energy had no borrowings outstanding and approximately $147 million of letters of credit outstanding under the $400 million senior secured Revolving Credit Facility. At June 30, 2021, CONSOL Energy had no borrowings outstanding and approximately $24 million of letters of credit outstanding under the $100 million Securitization Facility.

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

During the six months ended June 30, 2021, the Company spent approximately $14 million to retire $15 million of its 11.00% Senior Secured Second Lien Notes due 2025, which continued to trade below par value. No shares of common stock were repurchased under this program during the six months ended June 30, 2021.

Total Equity and Dividends

Total equity attributable to CONSOL Energy was $593 million at June 30, 2021 and $554 million at December 31, 2020. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.

The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy's Board of Directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CONSOL Energy's financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. The Company's Senior Secured Credit Facilities limit CONSOL Energy's ability to pay dividends up to $25 million annually, which increases to $50 million annually when the Company's total net leverage ratio is less than 1.50 to 1.00 and subject to an aggregate amount up to a cumulative credit calculation set forth in the facilities, with additional conditions of no outstanding borrowings and no more than $200 million of outstanding letters of credit on the Revolving Credit Facility, and the total net leverage ratio shall not be greater than 2.00 to 1.00. The total net leverage ratio was 1.70 to 1.00 and the cumulative credit was approximately $89 million at June 30, 2021. The cumulative credit starts with $50 million and builds with excess cash flow commencing in 2018. The Senior Secured Credit Facilities do not permit dividend payments in the event of default. The Indenture to the 11.00% Senior Secured Second Lien Notes limits dividends when the Company's total net leverage ratio exceeds 2.00 to 1.00 and limits dividends to an amount not to exceed an annual rate of 4.0% of the quoted public market value per share of such common stock at the time of the declaration. The Indenture does not permit dividend payments in the event of default.

Off-Balance Sheet Arrangements

CONSOL Energy does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on CONSOL Energy’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Consolidated Financial Statements in this Form 10-Q. CONSOL Energy participates in the United Mine Workers of America (the “UMWA”) Combined Benefit Fund and the UMWA 1992 Benefit Plan which generally accepted accounting principles recognize on a pay-as-you-go basis. These benefit arrangements may result in additional liabilities that are not recognized on the Consolidated Balance Sheet at June 30, 2021. The various multi-employer benefit plans are discussed in Note 17—Other Employee Benefit Plans in the Notes to the Consolidated Financial Statements in Item 8 of the December 31, 2020 Form 10-K. CONSOL Energy's total contributions under the Coal Industry Retiree Health Benefit Act of 1992 were $1,231 and $1,373 for the three months ended June 30, 2021 and 2020, respectively. CONSOL Energy's total contributions under the Coal Industry Retiree Health Benefit Act of 1992 were $2,455 and $2,737 for the six months ended June 30, 2021 and 2020, respectively. Based on available information at December 31, 2020, CONSOL Energy's obligation for the UMWA Combined Benefit Fund and 1992 Benefit Plan is estimated to be approximately $56,039. CONSOL Energy also uses a combination of surety bonds, corporate guarantees and letters of credit to secure its financial obligations for employee-related, environmental, performance and various other items which are not reflected on the Consolidated Balance Sheet at June 30, 2021. Management believes these items will expire without being funded. See Note 14—Commitments and Contingent Liabilities in the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CONSOL Energy.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the federal securities laws. With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involve risks and uncertainties that could cause actual results and outcomes to differ materially from results expressed in or implied by our forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “vision,” “will,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

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

•	the effects the COVID-19 pandemic has on our business and results of operations and on the global economy;
•	an extended decline in the prices we receive for our coal affecting our operating results and cash flows;
•	significant downtime of our equipment or inability to obtain equipment, parts or raw materials;
•	decreases in the availability of, or increases in the price of, commodities or capital equipment used in our coal mining operations;
•	our customers extending existing contracts or entering into new long-term contracts for coal on favorable terms;
•	our reliance on major customers;
•	our inability to collect payments from customers if their creditworthiness declines or if they fail to honor their contracts;
•	our inability to acquire additional coal reserves that are economically recoverable or our inability to complete the construction of the Itmann Mine on time or at all;
•	decreases in demand and changes in coal consumption patterns of electric power generators;
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

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy's principal executive officer and principal financial officer, evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CONSOL Energy's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2021 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy's management, including CONSOL Energy's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this quarterly report, including the risk factor set forth below, you should carefully consider the factors described in “Part 1 - Item 1A. Risk Factors” of CONSOL Energy's 2020 Form 10-K, as updated by any subsequent Form 10-Qs. These described risks are not the only risks the Company faces. Additional risks and uncertainties not currently known to CONSOL Energy or that the Company currently deems to be immaterial also may materially adversely affect CONSOL Energy's business, financial condition and/or operating results.

Part of our strategy to grow is to complete the development of the Itmann Mine within the next 12 to 18 months after making significant capital expenditures. Our failure to complete the development of and transition the Itmann Mine to full operation within the next 12 to 18 months may have a material adverse effect on our future profitability.

Our profitability and strategy to diversify depends on our ability to complete the construction of the Itmann Mine and to transition the mine to full operation within the next 12 to 18 months. We expect to spend $65-$75 million over the next 12-18 months to complete the construction. Our failure to complete the construction on time or at all and to make the transition of the Itmann Mine to full operation may have a material adverse effect on our business, financial condition, results of operations, and cash flows.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of the Company's equity securities during the three months ended June 30, 2021. Since the December 2017 inception of the Company's current stock and debt repurchase program, CONSOL Energy Inc.'s Board of Directors has approved a $320 million stock and debt repurchase program, which terminates on December 31, 2022. As of August 3, 2021, approximately $130 million remained available under the stock and debt repurchase program. The program does not obligate CONSOL Energy to acquire any particular amount of its common stock or notes, and can be modified or suspended at any time at the Company’s discretion. See Note 19 - Stock and Debt Repurchases in the Notes to the Consolidated Financial Statements in Item 1 of this Form 10-Q for more information.

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

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibits	Description	Method of Filing

4.1	Indenture, dated as of April 1, 2021, among CONSOL Energy Inc., the subsidiary guarantors party thereto and Wilmington Trust, N.A., as trustee	Filed as Exhibit 4.1 to Form 8-K (File No. 001-38147) filed on April 19, 2021

4.2	Loan Agreement, dated as of April 1, 2021, between the Pennsylvania Economic Development Financing Authority and the Company.	Filed as Exhibit 4.2 to Form 8-K (File No. 001-38147) filed on April 19, 2021

4.3	Guaranty Agreement, dated as of April 1, 2021, among the subsidiary guarantors of CONSOL Energy Inc. and Wilmington Trust, N.A., as trustee	Filed as Exhibit 4.3 to Form 8-K (File No. 001-38147) filed on April 19, 2021

10.1	Form of Notice of Restricted Stock Unit Award Terms and Conditions for Non-Employee Directors*	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

95	Mine Safety and Health Administration Safety Data	Filed herewith

101	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2021, furnished in Inline XBRL)	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL)	Contained in Exhibit 101

*Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOL ENERGY INC.

August 3, 2021	By:	/s/ JAMES A. BROCK
James A. Brock
Director, Chief Executive Officer and President (Principal Executive Officer)

August 3, 2021	By:	/s/ MITESHKUMAR B. THAKKAR
Miteshkumar B. Thakkar
Chief Financial Officer (Principal Financial Officer)

August 3, 2021	By:	/s/ JOHN M. ROTHKA
John M. Rothka
Chief Accounting Officer (Principal Accounting Officer)