Form 10-Q
period 2021-09-30
CONSOL Energy Inc.
filed 2021-11-02
CIK 1710366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________________

FORM 10-Q

__________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2021

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

CONSOL Energy Inc. had 34,480,181 shares of common stock, $0.01 par value, outstanding at October 22, 2021.

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

•

“Coal Business” refers to all of our interest in the Pennsylvania Mining Complex (PAMC) and certain other coal assets, including: (i) our 100% interest in the Partnership, which owns a 25% undivided interest in the PAMC; (ii) the CONSOL Marine Terminal; (iii) development of the Itmann Mine; and (iv) undeveloped coal reserves (Greenfield Reserves) located in the Northern Appalachian, Central Appalachian and Illinois basins and certain related coal assets and liabilities;

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

•

“Pennsylvania Mining Complex” or “PAMC” refers to the Bailey, Enlow Fork and Harvey coal mines, the Central Preparation Plant, coal reserves and related assets and operations located in southwestern Pennsylvania and northern West Virginia; and

•

“separation and distribution” refers to the separation of the Coal Business from our former parent’s other businesses on November 28, 2017 and the pro rata distribution of the Company's issued and outstanding shares of common stock to its former parent's stockholders on November 29, 2017, and the creation, as a result of the distribution, of an independent, publicly-traded company (the Company) to hold the assets and liabilities associated with the Coal Business after the distribution.

PART I : FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOL ENERGY INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue and Other Income:	2021	2020	2021	2020
Coal Revenue	$258,560	$184,375	$803,927	$542,140
Terminal Revenue	14,108	17,008	49,700	49,407
Freight Revenue	19,348	12,909	72,371	19,141
Unrealized Loss on Commodity Derivative Instruments	(147,306)	—	(167,743)	—
Miscellaneous Other Income	4,281	21,001	9,504	71,107
Gain on Sale of Assets	21	7,926	10,563	15,241
Total Revenue and Other Income	149,012	243,219	778,322	697,036
Costs and Expenses:
Operating and Other Costs	189,081	153,031	549,239	481,712
Depreciation, Depletion and Amortization	55,977	54,959	168,073	156,057
Freight Expense	19,348	12,909	72,371	19,141
Selling, General and Administrative Costs	22,476	11,117	68,982	39,726
Loss (Gain) on Debt Extinguishment	132	(1,078)	(657)	(17,911)
Interest Expense, net	16,045	15,723	47,493	46,116
Total Costs and Expenses	303,059	246,661	905,501	724,841
Loss Before Income Tax	(154,047)	(3,442)	(127,179)	(27,805)
Income Tax (Benefit) Expense	(40,258)	5,918	(43,966)	143
Net Loss	(113,789)	(9,360)	(83,213)	(27,948)
Less: Net Loss Attributable to Noncontrolling Interest	—	(2,136)	—	(5,108)
Net Loss Attributable to CONSOL Energy Inc. Stockholders	$(113,789)	$(7,224)	$(83,213)	$(22,840)

Loss per Share:
Total Basic Loss per Share	$(3.30)	$(0.28)	$(2.42)	$(0.88)
Total Dilutive Loss per Share	$(3.30)	$(0.28)	$(2.42)	$(0.88)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net Loss	$(113,789)	$(9,360)	$(83,213)	$(27,948)

Other Comprehensive Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: ($1,164), ($1,214), ($3,755), ($3,642))	3,359	3,624	10,844	10,872
Unrealized Gain (Loss) on Cash Flow Hedges (Net of tax: ($135), ($127), ($414), $810)	390	377	1,195	(2,408)
Other Comprehensive Income	3,749	4,001	12,039	8,464

Comprehensive Loss	$(110,040)	$(5,359)	$(71,174)	$(19,484)

Less: Comprehensive Loss Attributable to Noncontrolling Interest	—	(2,121)	—	(5,063)

Comprehensive Loss Attributable to CONSOL Energy Inc. Stockholders	$(110,040)	$(3,238)	$(71,174)	$(14,421)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	(Unaudited)
	September 30,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and Cash Equivalents	$161,981	$50,850
Restricted Cash - Current	37,557	—
Accounts and Notes Receivable
Trade Receivables, net	88,496	118,289
Other Receivables, net	15,193	42,157
Inventories	56,015	56,200
Prepaid Expenses and Other Assets	24,999	25,445
Total Current Assets	384,241	292,941
Property, Plant and Equipment:
Property, Plant and Equipment	5,219,429	5,143,696
Less - Accumulated Depreciation, Depletion and Amortization	3,220,472	3,094,634
Total Property, Plant and Equipment—Net	1,998,957	2,049,062
Other Assets:
Deferred Income Taxes	111,372	68,821
Right of Use Asset - Operating Leases	32,564	53,436
Restricted Cash - Non-current	12,768	—
Other, net	49,845	59,106
Total Other Assets	206,549	181,363
TOTAL ASSETS	$2,589,747	$2,523,366

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	(Unaudited)
	September 30,	December 31,
	2021	2020
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$78,392	$71,229
Current Portion of Long-Term Debt	46,749	53,846
Operating Lease Liability	7,625	20,241
Other Accrued Liabilities	382,910	223,154
Total Current Liabilities	515,676	368,470
Long-Term Debt:
Long-Term Debt	597,697	566,858
Finance Lease Obligations	28,863	36,203
Total Long-Term Debt	626,560	603,061
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	373,603	387,637
Pneumoconiosis Benefits	227,040	229,720
Asset Retirement Obligations	215,151	228,182
Workers’ Compensation	61,518	64,390
Salary Retirement	13,194	35,359
Operating Lease Liability	24,939	35,655
Other	47,486	17,373
Total Deferred Credits and Other Liabilities	962,931	998,316
TOTAL LIABILITIES	2,105,167	1,969,847

Stockholders' Equity:
Common Stock, $0.01 Par Value; 62,500,000 Shares Authorized, 34,480,181 Shares Issued and Outstanding at September 30, 2021; 34,031,374 Shares Issued and Outstanding at December 31, 2020	345	340
Capital in Excess of Par Value	644,920	642,887
Retained Earnings	163,637	246,850
Accumulated Other Comprehensive Loss	(324,322)	(336,558)
TOTAL EQUITY	484,580	553,519
TOTAL LIABILITIES AND EQUITY	$2,589,747	$2,523,366

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
December 31, 2020	$340	$642,887	$246,850	$(336,558)	$553,519
(Unaudited)
Net Income	—	—	26,404	—	26,404
Actuarially Determined Long-Term Liability Adjustments (Net of $1,164 Tax)	—	—	—	3,360	3,360
Interest Rate Hedge (Net of $144 Tax)	—	—	—	414	414
Comprehensive Income	—	—	26,404	3,774	30,178
Issuance of Common Stock	4	(4)	—	—	—
Amortization of Stock-Based Compensation Awards	—	1,509	—	—	1,509
Shares Withheld for Taxes	—	(2,072)	—	—	(2,072)
CCR Merger	—	(266)	—	197	(69)
March 31, 2021	$344	$642,054	$273,254	$(332,587)	$583,065
(Unaudited)
Net Income	—	—	4,172	—	4,172
Actuarially Determined Long-Term Liability Adjustments (Net of $1,427 Tax)	—	—	—	4,125	4,125
Interest Rate Hedge (Net of $135 Tax)	—	—	—	391	391
Comprehensive Income	—	—	4,172	4,516	8,688
Issuance of Common Stock	1	(1)	—	—	—
Amortization of Stock-Based Compensation Awards	—	1,210	—	—	1,210
Shares Withheld for Taxes	—	(230)	—	—	(230)
June 30, 2021	$345	$643,033	$277,426	$(328,071)	$592,733
(Unaudited)
Net Loss	—	—	(113,789)	—	(113,789)
Actuarially Determined Long-Term Liability Adjustments (Net of $1,164 Tax)	—	—	—	3,359	3,359
Interest Rate Hedge (Net of $135 Tax)	—	—	—	390	390
Comprehensive (Loss) Income	—	—	(113,789)	3,749	(110,040)
Amortization of Stock-Based Compensation Awards	—	1,888	—	—	1,888
Shares Withheld for Taxes	—	(1)	—	—	(1)
September 30, 2021	$345	$644,920	$163,637	$(324,322)	$484,580

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total CONSOL Energy Inc. Stockholders' Equity	Noncontrolling Interest	Total Equity
December 31, 2019	$259	$523,762	$259,903	$(348,725)	$435,199	$137,196	$572,395
(Unaudited)
Net Income	—	—	2,367	—	2,367	108	2,475
Actuarially Determined Long-Term Liability Adjustments (Net of $1,214 Tax)	—	—	—	3,609	3,609	15	3,624
Interest Rate Hedge (Net of ($933) Tax)	—	—	—	(2,773)	(2,773)	—	(2,773)
Comprehensive Income	—	—	2,367	836	3,203	123	3,326
Adoption of ASU 2016-13 (Net of ($1,109) Tax)	—	—	(3,298)	—	(3,298)	—	(3,298)
Issuance of Common Stock	1	(1)	—	—	—	—	—
Amortization of Stock-Based Compensation Awards	—	4,856	—	—	4,856	158	5,014
Shares/Units Withheld for Taxes	—	(555)	—	—	(555)	(217)	(772)
Distributions to Noncontrolling Interest	—	—	—	—	—	(5,575)	(5,575)
March 31, 2020	$260	$528,062	$258,972	$(347,889)	$439,405	$131,685	$571,090
(Unaudited)
Net Loss	—	—	(17,983)	—	(17,983)	(3,080)	(21,063)
Actuarially Determined Long-Term Liability Adjustments (Net of $1,214 Tax)	—	—	—	3,609	3,609	15	3,624
Interest Rate Hedge (Net of ($4) Tax)	—	—	—	(12)	(12)	—	(12)
Comprehensive (Loss) Income	—	—	(17,983)	3,597	(14,386)	(3,065)	(17,451)
Amortization of Stock-Based Compensation Awards	—	2,162	—	—	2,162	74	2,236
June 30, 2020	$260	$530,224	$240,989	$(344,292)	$427,181	$128,694	$555,875
(Unaudited)
Net Loss	—	—	(7,224)	—	(7,224)	(2,136)	(9,360)
Actuarially Determined Long-Term Liability Adjustments (Net of $1,214 Tax)	—	—	—	3,609	3,609	15	3,624
Interest Rate Hedge (Net of $127 Tax)	—	—	—	377	377	—	377
Comprehensive (Loss) Income	—	—	(7,224)	3,986	(3,238)	(2,121)	(5,359)
Amortization of Stock-Based Compensation Awards	—	2,136	—	—	2,136	76	2,212
September 30, 2020	$260	$532,360	$233,765	$(340,306)	$426,079	$126,649	$552,728

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash Flows from Operating Activities:
Net Loss	$(83,213)	$(27,948)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	168,073	156,057
Gain on Sale of Assets	(10,563)	(15,241)
Stock/Unit-Based Compensation	4,607	9,462
Amortization of Debt Issuance Costs	6,472	5,301
Gain on Debt Extinguishment	(657)	(17,911)
Unrealized Loss on Commodity Derivative Instruments	167,743	—
Deferred Income Taxes	(43,966)	143
Equity in Earnings of Affiliates	507	1,147
Changes in Operating Assets:
Accounts and Notes Receivable	53,970	25,197
Inventories	185	(2,446)
Prepaid Expenses and Other Assets	446	5,880
Changes in Other Assets	4,952	(16,902)
Changes in Operating Liabilities:
Accounts Payable	6,247	(29,746)
Other Operating Liabilities	14,368	(1,645)
Changes in Other Liabilities	(36,028)	(28,960)
Net Cash Provided by Operating Activities	253,143	62,388
Cash Flows from Investing Activities:
Capital Expenditures	(103,318)	(65,955)
Proceeds from Sales of Assets	12,053	8,779
Other Investing Activity	(338)	(229)
Net Cash Used in Investing Activities	(91,603)	(57,405)
Cash Flows from Financing Activities:
Proceeds from Finance Lease Obligations	—	16,293
Payments on Finance Lease Obligations	(20,864)	(18,732)
Payments on Term Loan A	(25,000)	(16,250)
Payments on Term Loan B	(6,911)	(2,063)
Payments on Second Lien Notes	(17,092)	(26,365)
Proceeds from Long-Term Debt	75,000	—
Payments on Asset-Backed Financing	(546)	(526)
Distributions to Noncontrolling Interest	—	(5,575)
Shares/Units Withheld for Taxes	(2,303)	(772)
Debt-Related Financing Fees	(2,368)	(9,002)
Net Cash Used in Financing Activities	(84)	(62,992)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	161,456	(58,009)
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	50,850	80,293
Cash and Cash Equivalents and Restricted Cash at End of Period	$212,306	$22,284

Non-Cash Investing and Financing Activities:
Finance Lease	$12,298	$17,335
Other Equipment Financing	$—	$13,123

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for future periods.

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

Earnings per Share

Basic earnings per share are computed by dividing net loss attributable to CONSOL Energy Inc. stockholders by the weighted average number of shares outstanding during the reporting period. Dilutive earnings per share are computed similarly to basic earnings per share, except that the weighted average number of shares outstanding is increased to include additional shares from restricted stock units and performance share units, if dilutive. The number of additional shares is calculated by assuming that outstanding restricted stock units and performance share units were released, and that the proceeds from such activities were used to acquire shares of common stock at the average market price during the reporting period.

The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Anti-Dilutive Restricted Stock Units	983,708	1,561,852	1,063,253	1,361,077
Anti-Dilutive Performance Share Units	78,635	29,062	89,544	32,736
	1,062,343	1,590,914	1,152,797	1,393,813

The computations for basic and dilutive earnings per share are as follows:

	Three Months Ended		Nine Months Ended
Dollars in thousands, except per share data	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net Loss	$(113,789)	$(9,360)	$(83,213)	$(27,948)
Less: Net Loss Attributable to Noncontrolling Interest	—	(2,136)	—	(5,108)
Net Loss Attributable to CONSOL Energy Inc. Stockholders	$(113,789)	$(7,224)	$(83,213)	$(22,840)

Denominator:
Weighted-average shares of common stock outstanding	34,480,181	26,034,198	34,378,808	26,017,546
Effect of dilutive shares*	—	—	—	—
Weighted-average diluted shares of common stock outstanding	34,480,181	26,034,198	34,378,808	26,017,546

Loss per Share:
Basic	$(3.30)	$(0.28)	$(2.42)	$(0.88)
Dilutive	$(3.30)	$(0.28)	$(2.42)	$(0.88)

*During periods in which the Company incurs a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of all equity awards is anti-dilutive.

As of September 30, 2021, CONSOL Energy has 500,000 shares of preferred stock authorized, none of which are issued or outstanding.

Reclassifications

During the year ended December 31, 2020, the Company added the CONSOL Marine Terminal to its reportable segments, as disclosed in Note 17 - Segment Information. As a result, certain reclassifications of 2020 segment information have been made to conform to the 2021 presentation. Additionally, certain amounts in prior periods have been reclassified to conform with the report classifications of the current period, including the reclassification of the current portion of the Company's operating lease liability, previously included in Other Accrued Liabilities on the Consolidated Balance Sheets. During the three months ended September 30, 2021, the Company reclassified its unrealized losses on commodity derivative instruments, previously included in Miscellaneous Other Income on the Consolidated Statements of Income, which is a change from the Company's presentation at June 30, 2021. These reclassifications had no effect on previously reported total assets, net income, stockholders' equity or cash flows from operating activities.

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

Except for the Partnership's incentive distribution rights, which were automatically canceled immediately prior to the effective time of the CCR Merger for no consideration in accordance with CCR's partnership agreement, the interests in CCR owned by CONSOL Energy and its subsidiaries remain outstanding as limited partner interests in the surviving entity. The General Partner continues to own the non-economic general partner interest in the surviving entity.

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

Settlement Transaction with Murray Energy

On September 16, 2020, CONSOL entered into a settlement transaction with (i) Murray Energy Holdings Co., Murray Energy Corporation, and their direct and indirect subsidiaries (such entities that are debtors in possession in Murray Energy Holdings Co.’s jointly administered Chapter 11 bankruptcy cases) and (ii) ACNR Holdings, Inc. to fully and finally resolve the disputes raised in the litigation captioned CONSOL Energy Inc. v Murray Energy Holdings Co., et al., Adversary Case 2:20-ap-02036, arising out of Murray Energy Holdings Co.'s bankruptcy proceedings and any and all other disputes, controversies, or causes of action between and among them. The underlying agreements and compromises, which have been memorialized in definitive documentation, were treated as a single, integrated transaction. As of September 30, 2021, this single, integrated transaction resulted in $4,871 of Other Receivables, net, and $19,156 of Other Assets, net, included in the Consolidated Balance Sheets. As of December 31, 2020, this single, integrated transaction resulted in $4,867 of Other Receivables, net, and $22,055 of Other Assets, net, included in the Consolidated Balance Sheets. See Note 14 - Commitments and Contingent Liabilities with respect to additional information relating to certain liabilities of the Company under the Coal Act (as defined below).

NOTE 3—REVENUE:

The following table disaggregates CONSOL Energy's revenue from contracts with customers to depict how the nature, amount, timing and uncertainty of the Company's revenues and cash flows are affected by economic factors:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Domestic Coal Revenue	$152,311	$144,171	$428,688	$361,598
Export Coal Revenue	106,249	40,204	375,239	180,542
Terminal Revenue	14,108	17,008	49,700	49,407
Freight Revenue	19,348	12,909	72,371	19,141
Total Revenue from Contracts with Customers	$292,016	$214,292	$925,998	$610,688

Coal Revenue

The Company has disaggregated its coal revenue between domestic and export revenues, which depicts the pricing and contract differences between the two. Domestic coal revenue tends to be derived from contracts that typically have a term of one year or longer and the pricing is typically fixed. Export coal revenue tends to be derived from spot or shorter-term contracts with pricing determined closer to the time of shipment or based on a market index.

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

While CONSOL Energy does, from time to time, experience costs of obtaining coal customer contracts with amortization periods greater than one year, those costs are generally immaterial to the Company's net income. At September 30, 2021 and December 31, 2020, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. As of and for the three and nine months ended September 30, 2021 and 2020, the Company has not recognized any amortization of previously existing capitalized costs of obtaining customer contracts. Further, the Company has not recognized any coal revenue in the current period that is not a result of current period performance.

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

The CONSOL Marine Terminal does not normally experience material costs of obtaining customer contracts with amortization periods greater than one year. At September 30, 2021 and December 31, 2020, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. As of and for the three and nine months ended September 30, 2021 and 2020, the Company has not recognized any amortization of previously existing capitalized costs of obtaining Terminal customer contracts. Further, the Company has not recognized any revenue in the current period that is not a result of current period performance.

Freight Revenue

Some of CONSOL Energy's coal contracts require that the Company sell its coal at locations other than its central preparation plant. The cost to transport the Company's coal to the ultimate sales point is passed through to the Company's customers and CONSOL Energy recognizes the freight revenue equal to the transportation costs when title of the coal passes to the customer.

Contract Balances

Contract assets are recorded separately from trade receivables in the Company's Consolidated Balance Sheets and are reclassified to trade receivables as title passes to the customer and the Company's right to consideration becomes unconditional. Payments for coal shipments are typically due within two to four weeks from the invoice date. CONSOL Energy typically does not have material contract assets that are stated separately from trade receivables since the Company's performance obligations are satisfied as control of the goods or services passes to the customer, thereby granting the Company an unconditional right to receive consideration. Contract liabilities relate to consideration received in advance of the satisfaction of the Company's performance obligations. Contract liabilities are recognized as revenue at the point in time when control of the goods pass to the customer, or over time when services are provided.

NOTE 4—MISCELLANEOUS OTHER INCOME:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Royalty Income - Non-Operated Coal	$2,821	$2,241	$5,095	$9,638
Interest Income	737	76	2,406	442
Rental Income	256	255	716	1,077
Contract Buyout	—	—	—	40,969
Sale of Certain Coal Lease Contracts	—	17,847	—	17,847
Other	467	582	1,287	1,134
Miscellaneous Other Income	$4,281	$21,001	$9,504	$71,107

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

NOTE 5—COMPONENTS OF PENSION AND OTHER POST-EMPLOYMENT BENEFIT (OPEB) PLANS NET PERIODIC BENEFIT COSTS:

The components of Net Periodic Benefit (Credit) Cost are as follows:

	Pension Benefits				Other Post-Employment Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Service Cost	$278	$296	$836	$887	$—	$—	$—	$—
Interest Cost	3,563	5,044	10,667	15,132	1,819	3,199	5,456	9,597
Expected Return on Plan Assets	(10,542)	(10,455)	(31,626)	(31,365)	—	—	—	—
Amortization of Prior Service Credits	—	—	—	—	(602)	(601)	(1,804)	(1,804)
Amortization of Actuarial Loss	1,368	1,730	4,102	5,191	1,629	2,319	4,887	6,958
Settlement Loss Recognized	—	—	22	—	—	—	—	—
Net Periodic Benefit (Credit) Cost	$(5,333)	$(3,385)	$(15,999)	$(10,155)	$2,846	$4,917	$8,539	$14,751

(Credits) expenses related to pension and other post-employment benefits are reflected in Operating and Other Costs in the Consolidated Statements of Income.

For the nine months ended September 30, 2021, lump sum payments exceeded the total of the projected service cost and interest cost for the plan year, triggering settlement accounting. Accordingly, CONSOL Energy recognized expense of $22 for the nine months ended September 30, 2021 in Operating and Other Costs in the Consolidated Statements of Income. The settlement charges represented a pro rata portion of the net unrecognized loss based on the percentage reduction in the projected benefit obligation due to the lump sum payments. The settlement charges noted above also resulted in a remeasurement of the pension plan at June 30, 2021, which reduced the pension liability by $1,009. The settlement and corresponding remeasurement of the pension plan resulted in an adjustment of $766 to Other Comprehensive Income, net of $265 in deferred taxes.

NOTE 6—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:

The components of Net Periodic Benefit Cost are as follows:

	CWP				Workers' Compensation
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Service Cost	$1,115	$1,150	$3,345	$3,452	$1,059	$1,569	$3,177	$4,707
Interest Cost	1,178	1,552	3,533	4,655	282	461	846	1,383
Amortization of Actuarial Loss (Gain)	2,091	1,401	6,273	4,203	(45)	(122)	(135)	(366)
State Administrative Fees and Insurance Bond Premiums	—	—	—	—	445	583	1,357	1,665
Net Periodic Benefit Cost	$4,384	$4,103	$13,151	$12,310	$1,741	$2,491	$5,245	$7,389

Expenses related to CWP and workers’ compensation are reflected in Operating and Other Costs in the Consolidated Statements of Income.

NOTE 7—INCOME TAXES:

The Company recorded its provision for income taxes for the three and nine months ended September 30, 2021 of ($40,258) and ($43,966), respectively, based on its annual estimated income tax rate adjusted for discrete items. The effective tax rate for the three and nine months ended September 30, 2021 differs from the U.S. federal statutory rate of 21%, primarily due to the income tax benefit for excess percentage depletion, partially offset by tax expense related to compensation. These tax provision amounts also include discrete tax adjustments related to prior years' taxes, state tax law changes and equity compensation.

The provision for income taxes for the three and nine months ended September 30, 2020 was $5,918 and $143, respectively, which was based on the Company's annual estimated income tax rate adjusted for discrete items. The effective tax rate for the three and nine months ended September 30, 2020 differed from the U.S. federal statutory rate of 21%, primarily due to the income tax benefit of percentage depletion, partially offset by tax expense related to equity compensation. These tax provision amounts also include discrete tax adjustments related to tax law changes and equity compensation.

The Company utilizes the “more likely than not” standard in recognizing a tax benefit in its financial statements. For the nine months ended September 30, 2021 and the year ended December 31, 2020, the Company did not have any unrecognized tax benefits.

The Company is subject to taxation in the United States and certain of its various states, as well as Canada and certain of its various provinces. Under the provisions of the tax matters agreement entered into between the Company and its former parent on November 28, 2017 (the “TMA”), certain subsidiaries of the Company are subject to examination for the period January 1, 2017 through November 28, 2017. As a separate taxpayer, the Company is subject to examination for the period November 28, 2017 through  December 31, 2020 for federal and state returns.

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

	Trade Receivables	Other Receivables	Other Assets

Beginning Balance, December 31, 2020	$4,426	$4,710	$1,661
Provision for expected credit losses	(66)	3,972	1,029
Ending Balance, September 30, 2021	$4,360	$8,682	$2,690

NOTE 9—INVENTORIES:

Inventory components consist of the following:

	September 30,	December 31,
	2021	2020
Coal	$8,521	$7,163
Supplies	47,494	49,037
Total Inventories	$56,015	$56,200

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

At September 30, 2021, the Company's eligible accounts receivable yielded $23,862 of borrowing capacity. At September 30, 2021, the facility had no outstanding borrowings and $24,306 of letters of credit outstanding, leaving no unused capacity. CONSOL Energy posted $444 of cash collateral to secure the difference in the outstanding letters of credit and the eligible accounts receivable. Cash collateral of $444 is included in Restricted Cash - Current in the Consolidated Balance Sheets. At December 31, 2020, the Company's eligible accounts receivable yielded $31,868 of borrowing capacity. At December 31, 2020, the facility had no outstanding borrowings and $31,218 of letters of credit outstanding, leaving available borrowing capacity of $650. Costs associated with the receivables facility totaled $283 and $801 for the three and nine months ended September 30, 2021, respectively, and $249 and $882 for the three and nine months ended September 30, 2020, respectively. These costs have been recorded as financing fees which are included in Operating and Other Costs in the Consolidated Statements of Income. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.

NOTE 11—PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

	September 30,	December 31,
	2021	2020
Plant and Equipment	$3,189,279	$3,134,149
Coal Properties and Surface Lands	876,762	874,567
Airshafts	470,075	452,976
Mine Development	356,432	354,691
Advance Mining Royalties	326,881	327,313
Total Property, Plant and Equipment	5,219,429	5,143,696
Less: Accumulated Depreciation, Depletion and Amortization	3,220,472	3,094,634
Total Property, Plant and Equipment, Net	$1,998,957	$2,049,062

Coal reserves are either owned in fee or controlled by lease. The duration of the leases vary; however, the lease terms are generally extended automatically to the exhaustion of economically recoverable reserves, as long as active mining continues. Coal interests held by lease provide the same rights as fee ownership for mineral extraction and are legally considered real property interests.

As of September 30, 2021 and December 31, 2020, property, plant and equipment includes gross assets under finance leases of $76,021 and $112,334, respectively. Accumulated amortization for finance leases was $29,403 and $56,761 at September 30, 2021 and December 31, 2020, respectively. Amortization expense for assets under finance leases approximated $6,409 and $6,178 for the three months ended September 30, 2021 and 2020, respectively, and $21,456 and $16,680 for the nine months ended September 30, 2021 and 2020, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying Consolidated Statements of Income.

NOTE 12—OTHER ACCRUED LIABILITIES:

	September 30,	December 31,
	2021	2020
Commodity Derivatives	$144,094	$—
Subsidence Liability	94,852	89,554
Accrued Compensation and Benefits	42,419	27,209
Accrued Interest	9,916	6,236
Accrued Other Taxes	4,527	7,126
Accrued Equipment Obligations	—	6,698
Other	15,057	17,815
Current Portion of Long-Term Liabilities:
Postretirement Benefits Other than Pensions	25,456	26,073
Asset Retirement Obligations	25,370	20,587
Pneumoconiosis Benefits	11,993	12,203
Workers' Compensation	9,226	9,653
Total Other Accrued Liabilities	$382,910	$223,154

NOTE 13—LONG-TERM DEBT:

	September 30,	December 31,
	2021	2020
Debt:
Term Loan B due in September 2024 (Principal of $263,277 and $270,188 less Unamortized Discount of $750 and $938, 4.59% and 4.65% Weighted Average Interest Rate, respectively)	$262,527	$269,250
11.00% Senior Secured Second Lien Notes due November 2025	149,107	167,147
MEDCO Revenue Bonds in Series due September 2025 at 5.75%	102,865	102,865
9.00% PEDFA Solid Waste Disposal Revenue Bonds due April 2028	75,000	—
Term Loan A due in March 2023 (5.25% and 5.50% Weighted Average Interest Rate, respectively)	41,250	66,250
Other Asset-Backed Financing Arrangements	2,267	2,813
Advance Royalty Commitments (13.68% Weighted Average Interest Rate)	2,185	2,185
Less: Unamortized Debt Issuance Costs	9,853	9,921
	625,348	600,589
Less: Amounts Due in One Year*	27,651	33,731
Long-Term Debt	$597,697	$566,858

* Excludes current portion of Finance Lease Obligations of $19,098 and $20,115 at September 30, 2021 and December 31, 2020, respectively.

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

The Senior Secured Credit Facilities contain a number of customary affirmative covenants. In addition, the Senior Secured Credit Facilities contain a number of negative covenants, including (subject to certain exceptions) limitations on (among other things): indebtedness, liens, investments, acquisitions, dispositions, restricted payments, and prepayments of junior indebtedness. The amendment added additional conditions to be met for the covenants relating to investments in joint ventures, general investments, share repurchases, dividends, and repurchases of Second Lien Notes. The additional conditions require that the Company have no outstanding borrowings and no more than $200,000 of outstanding letters of credit on the Revolving Credit Facility. Further restrictions apply to investments in joint ventures, share repurchases and dividends that require the Company's total net leverage ratio shall not be greater than 2.00 to 1.00.

The Revolving Credit Facility and the TLA Facility also include covenants relating to (i) a maximum first lien gross leverage ratio, (ii) a maximum total net leverage ratio, and (iii) a minimum fixed charge coverage ratio. The maximum first lien gross leverage ratio is calculated as the ratio of Consolidated First Lien Debt to Consolidated EBITDA. Consolidated EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations, non-cash charges related to legacy employee liabilities and gains and losses on debt extinguishment, and subtracts cash payments related to legacy employee liabilities. The maximum total net leverage ratio is calculated as the ratio of Consolidated Indebtedness, minus Cash on Hand, to Consolidated EBITDA. The minimum fixed charge coverage ratio is calculated as the ratio of Consolidated EBITDA to Consolidated Fixed Charges. Consolidated Fixed Charges, as used in the covenant calculation, include cash interest payments, cash payments for income taxes, scheduled debt repayments, dividends paid, and Maintenance Capital Expenditures. The amendment revised the financial covenants applicable to the Revolving Credit Facility and the TLA Facility relating to the maximum first lien gross leverage ratio, maximum total net leverage ratio and minimum fixed charge coverage ratio, so that for the fiscal quarters ending June 30, 2020 through March 31, 2021, the maximum first lien gross leverage ratio shall be 2.50 to 1.00, the maximum total net leverage ratio shall be 3.75 to 1.00, and the minimum fixed charge coverage ratio shall be 1.00 to 1.00; for the fiscal quarters ending June 30, 2021 through September 30, 2021, the maximum first lien gross leverage ratio shall be 2.25 to 1.00 and the maximum total net leverage ratio shall be 3.50 to 1.00; for the fiscal quarters ending June 30, 2021 through March 31, 2022, the minimum fixed charge coverage ratio shall be 1.05 to 1.00; for the fiscal quarters ending December 31, 2021 through March 31, 2022, the maximum first lien gross leverage ratio shall be 2.00 to 1.00 and the maximum total net leverage ratio shall be 3.25 to 1.00; and for the fiscal quarters ending on or after June 30, 2022, the maximum first lien gross leverage ratio shall be 1.75 to 1.00, the maximum total net leverage ratio shall be 2.75 to 1.00 and the minimum fixed charge coverage ratio shall be 1.10 to 1.00. The Company's maximum first lien gross leverage ratio was 1.12 to 1.00 at September 30, 2021. The Company's maximum total net leverage ratio was 1.64 to 1.00 at September 30, 2021. The Company's minimum fixed charge coverage ratio was 1.67 to 1.00 at September 30, 2021. Accordingly, the Company was in compliance with all of its financial covenants under the Senior Secured Credit Facilities as of September 30, 2021.

The TLB Facility also includes a financial covenant that requires the Company to repay a certain amount of its borrowings under the TLB Facility within ten business days after the date it files its Annual Report on Form 10-K with the Securities and Exchange Commission if the Company has excess cash flow (as defined in the credit agreement for the Senior Secured Credit Facilities) during the year covered by the applicable Annual Report on Form 10-K. During the nine months ended September 30, 2021, CONSOL Energy made the required repayment of approximately $5,000 based on the amount of the Company's excess cash flow as of December 31, 2020. The required repayment is equal to a certain percentage of the Company’s excess cash flow for such year, ranging from 0% to 75% depending on the Company’s total net leverage ratio, less the amount of certain voluntary prepayments made by the Company, if any, under the TLB Facility during such fiscal year. The amount of excess cash flow is a covenant feature only applicable as of the Company's year-end and will be calculated as of December 31, 2021.

At September 30, 2021, the Revolving Credit Facility had no borrowings outstanding and $159,684 of letters of credit outstanding, leaving $240,316 of unused capacity. At December 31, 2020, the Revolving Credit Facility had no borrowings outstanding and $125,938 of letters of credit outstanding, leaving $274,062 of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.

In November 2017, CONSOL Energy issued $300,000 in aggregate principal amount of 11.00% Senior Secured Second Lien Notes due 2025 (the “Second Lien Notes”) pursuant to an indenture (the “Indenture”) dated as of November 13, 2017, by and between the Company and UMB Bank, N.A., a national banking association, as trustee and collateral trustee (the “Trustee”). On November 28, 2017, certain subsidiaries of the Company executed a supplement to the Indenture and became party to the Indenture as a guarantor (the “Guarantors”). The Second Lien Notes are secured by second priority liens on substantially all of the assets of the Company and the Guarantors that are pledged on a first-priority basis as collateral securing the Company’s obligations under the Senior Secured Credit Facilities (described above), subject to certain exceptions under the Indenture. The Indenture contains covenants that limit the ability of the Company and the Guarantors to (i) incur, assume or guarantee additional indebtedness or issue preferred stock; (ii) create liens to secure indebtedness; (iii) declare or pay dividends on the Company’s common stock, redeem stock or make other distributions to the Company’s stockholders; (iv) make investments; (v) restrict dividends, loans or other asset transfers from the Company’s restricted subsidiaries; (vi) merge or consolidate, or sell, transfer, lease or dispose of substantially all of the Company’s assets; (vii) sell or otherwise dispose of certain assets, including equity interests in subsidiaries; (viii) enter into transactions with affiliates; and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If the Second Lien Notes achieve an investment grade rating from both Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. and no default under the Indenture exists, many of the foregoing covenants will terminate and cease to apply.

The only non-guarantor subsidiary of the Senior Secured Credit Facilities is the SPV, which holds the assets pledged to the Accounts Receivable Securitization Facility. The SPV had total assets of $89,300 and $123,468, comprised mainly of $88,496 and $122,639 trade receivables, net, as of September 30, 2021 and December 31, 2020, respectively. Net income (loss) attributable to the SPV was $975 and $573 for the three months ended September 30, 2021 and 2020, respectively, and ($1,150) and $1,932 for the nine months ended September 30, 2021 and 2020, respectively, which primarily reflected intercompany fees related to purchasing the receivables, which are eliminated in the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2021 and 2020, there were no borrowings or payments under the Accounts Receivable Securitization Facility. See Note 10 - Accounts Receivable Securitization for additional information. All other subsidiaries are guarantors of the Senior Secured Credit Facilities.

During the nine months ended September 30, 2021, the Company spent $17,092 to retire $18,040 of its outstanding 11.00% Senior Secured Second Lien Notes due in 2025 and made a required repayment of approximately $5,000 on the TLB Facility (discussed above). During the nine months ended September 30, 2020, the Company spent $26,365 to retire $45,176 of its outstanding 11.00% Senior Secured Second Lien Notes due in 2025. As part of these transactions, $132 was included in Loss on Debt Extinguishment on the Consolidated Statements of Income for the three months ended September 30, 2021, $657 was included in Gain on Debt Extinguishment on the Consolidated Statements of Income for the nine months ended September 30, 2021, and $1,078 and $17,911 was included in Gain on Debt Extinguishment on the Consolidated Statements of Income for the three and nine months ended September 30, 2020, respectively.

In April 2021, CONSOL Energy borrowed the proceeds received from the sale of tax exempt bonds issued by PEDFA in an aggregate principal amount of $75,000 (the “PEDFA Bonds”). The PEDFA Bonds bear interest at a fixed rate of 9.00% for an initial term of seven years. The PEDFA Bonds mature on April 1, 2051, but are subject to mandatory purchase by the Company on April 13, 2028, at the expiration of the initial term rate period. The PEDFA Bonds were issued pursuant to an indenture (the “PEDFA Indenture”) dated as of April 1, 2021, by and between PEDFA and Wilmington Trust, N.A., a national banking association, as trustee (the “PEDFA Notes Trustee”). PEDFA made a loan of the proceeds of the PEDFA Bonds to the Company pursuant to a Loan Agreement (the “Loan Agreement”) dated as of April 1, 2021 between PEDFA and the Company. Under the terms of the Loan Agreement, the Company agreed to make all payments of principal, interest and other amounts at any time due on the PEDFA Bonds or under the PEDFA Indenture. PEDFA assigned its rights as lender under the Loan Agreement, excluding certain reserved rights, to the PEDFA Notes Trustee. Certain subsidiaries of the Company (the “PEDFA Notes Guarantors”) executed a Guaranty Agreement (the “Guaranty”) dated as of April 1, 2021 in favor of the PEDFA Notes Trustee, guarantying the obligations of the Company under the Loan Agreement to pay the PEDFA Bonds when and as due. The obligations of the Company under the Loan Agreement and of the PEDFA Notes Guarantors under the Guaranty are secured by second priority liens on substantially all of the assets of the Company and the PEDFA Notes Guarantors on parity with the Second Lien Notes. The Loan Agreement and Guaranty incorporate by reference covenants in the Indenture under which the Second Lien Notes were issued (discussed above).

The Company started a capital construction project on the PAMC coarse refuse disposal area in 2017, which is now funded, in part, by the $75,000 of PEDFA Bond proceeds loaned to the Company. The Company expects to expend these funds over approximately the next two years, as qualified work is completed. During the three and nine months ended September 30, 2021, the Company received reimbursement for qualified expenses in the amounts of $3,657 and $25,121, respectively, which dates back to the initial inducement date in mid-2020. Additionally, the Company has $49,881 in restricted cash at  September 30, 2021 associated with this financing that will be used to fund future spending on the coarse refuse disposal area.

The Company is a borrower under an asset-backed financing arrangement related to certain equipment. The equipment, which had an approximate value of $2,267 and $2,813 at  September 30, 2021 and  December 31, 2020, respectively, fully collateralizes the loan. As of September 30, 2021, the total outstanding loan of $2,267 matures in September 2024. The loan had a weighted average interest rate of 3.61% at September 30, 2021 and December 31, 2020.

During the year ended December 31, 2019, the Company entered into interest rate swaps, which effectively converted $150,000 of the TLB Facility's floating interest rate to a fixed interest rate for the twelve months ending December 31, 2020 and 2021, and $50,000 of the TLB Facility's floating interest rate to a fixed interest rate for the twelve months ending December 31, 2022. The interest rate swaps qualify for cash flow hedge accounting treatment and as such, the change in the fair value of the interest rate swaps is recorded on the Company's Consolidated Balance Sheets as an asset or liability. The effective portion of the gains or losses is reported as a component of accumulated other comprehensive loss and the ineffective portion is reported in earnings. At September 30, 2021 and December 31, 2020, the interest rate swap contracts were reflected in the Consolidated Balance Sheets at their fair value of $1,224 and $2,834, respectively, which is recorded in Other Accrued Liabilities and Other Liabilities. The fair value of the interest rate swaps reflected an unrealized gain of $390 (net of $135 tax) and an unrealized gain of $1,195 (net of $414 tax) for the three and nine months ended September 30, 2021, respectively. The fair value of the interest rate swaps reflected an unrealized gain of $377 (net of $127 tax) and an unrealized loss of $2,408 (net of $810 tax) for the three and nine months ended  September 30, 2020, respectively. These unrealized gains (losses) are included on the Consolidated Statements of Stockholders' Equity as part of accumulated other comprehensive loss, as well as on the Consolidated Statements of Comprehensive Income as unrealized gain (loss) on cash flow hedges. Some of the Company's interest rate swaps reached their effective date in the three and nine months ended September 30, 2021 and 2020. As such, losses of $565 and $1,652 were recognized in interest expense in the Consolidated Statements of Income for the three and nine months ended September 30, 2021, respectively, and losses of $575 and $1,005 were recognized in interest expense in the Consolidated Statements of Income for the three and nine months ended September 30, 2020, respectively. During 2021, notional amounts of $150,000 will become effective. Based on the fair value of the Company's cash flow hedges at September 30, 2021, the Company expects expense of approximately $1,015 to be reclassified into earnings in the next 12 months.

NOTE 14—COMMITMENTS AND CONTINGENT LIABILITIES:

The Company is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes and other claims and actions arising out of the normal course of business. The Company accrues the estimated loss for these lawsuits and claims when the loss is probable and reasonably estimable. The Company’s estimated accruals related to these pending claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of the Company as of September 30, 2021. It is possible that the aggregate loss in the future with respect to these lawsuits and claims could ultimately be material to the Company’s financial position, results of operations or cash flows; however, such amounts cannot be reasonably estimated. The amount claimed against the Company as of September 30, 2021 is disclosed below when an amount is expressly stated in the lawsuit or claim, which is not often the case.

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

Casey Litigation: A class action lawsuit was filed on August 23, 2017 on behalf of two nonunion retired coal miners against CCC, COK, CONSOL Buchanan Mining Co., LLC and Kurt Salvatori, the Company's Chief Administrative Officer, in the U.S. District Court for the Southern District of West Virginia alleging ERISA violations in the termination of retiree health care benefits. Filed by the same lawyers who filed the Fitzwater litigation, and raising nearly identical claims, the Plaintiffs contend they relied to their detriment on oral promises of “lifetime health benefits” allegedly made by various members of management during Plaintiffs’ employment and that they were not provided with copies of Summary Plan Documents clearly reserving to the Company the right to modify or terminate the Retiree Health and Welfare Plan. Plaintiffs request that retiree health benefits be reinstated for them and their dependents and seek to represent a class of all nonunion retirees of any subsidiary of the Company's former parent that operated or employed individuals in McDowell or Mercer Counties, West Virginia, or Buchanan or Tazewell Counties, Virginia whose retiree welfare benefits were terminated. On December 1, 2017, the trial court judge in Fitzwater signed an order to consolidate Fitzwater with Casey. The Casey complaint was amended on March 1, 2018 to add new plaintiffs, add defendant CONSOL Pennsylvania Coal Company, LLC and eliminate defendant CONSOL Buchanan Mining Co., LLC in an attempt to expand the class of retirees. On October 15, 2019, Plaintiffs’ supplemental motion for class certification was denied on all counts. On July 15, 2020, Plaintiffs filed an interlocutory appeal with the Fourth Circuit Court of Appeals on the Order denying class certification. The Fourth Circuit denied Plaintiffs' appeal on August 14, 2020. On October 1, 2020, the District Court entered a pretrial order setting the trial date, which was held in February 2021. No ruling has been issued by the judge. The Company believes it has a meritorious defense and intends to vigorously defend this suit.

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

The following is a summary, as of September 30, 2021, of the financial guarantees, unconditional purchase obligations and letters of credit to certain third parties. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments, or under the separation and distribution agreement to the extent retained by the Company's former parent on behalf of the Coal Business. Certain letters of credit included in the table below were issued against other commitments included in this table. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. The Company’s management believes that these commitments will not have a material adverse effect on the Company’s financial condition.

	Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$58,768	$37,074	$21,694	$—	$—
Environmental	398	398	—	—	—
Other	124,824	105,096	19,728	—	—
Total Letters of Credit	$183,990	$142,568	$41,422	$—	$—
Surety Bonds:
Employee-Related	$83,524	$48,024	$35,500	$—	$—
Environmental	537,822	516,537	21,285	—	—
Other	4,346	4,141	205	—	—
Total Surety Bonds	$625,692	$568,702	$56,990	$—	$—
Guarantees:
Other	$6,889	$6,889	$—	$—	$—

Included in the above table are commitments and guarantees entered into in conjunction with the sale of Consolidation Coal Company and certain of its subsidiaries, which contain all five of its longwall coal mines in West Virginia and its river operations, to a third party. As part of the separation and distribution, the Company's former parent agreed to indemnify the Company and the Company agreed to indemnify its former parent in each case with respect to guarantees of certain equipment lease obligations that were assumed by the third party. In the event that the third party defaults on the obligations defined in the agreements, the Company could be required to perform under the guarantees. As of September 30, 2021, the Company has not been required to perform under these guarantees. The equipment lease obligations are collateralized by the underlying assets. The current maximum estimated exposure under these guarantees as of  September 30, 2021 and December 31, 2020 is believed to be approximately $7,000 and $8,000, respectively.

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

Coal Price Risk Management Positions

The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market in order to manage its exposure to coal prices. The Company has exposure to the risk of fluctuating coal prices related to forecasted or index-priced sales of coal or to the risk of changes in the fair value of a fixed price physical sales contract. As of September 30, 2021, the Company held coal-related financial contracts related to a portion of its forecasted sales for an aggregate notional volume of 2.0 million metric tons, which will settle in 2022.

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

	September 30, 2021		December 31, 2020
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Coal Contracts Related to Forecasted Sales	$—	$(167,743)	$—	$—
Effect of Counterparty Netting	—	—	—	—
Net Derivatives as Classified in the Consolidated Balance Sheets	$—	$(167,743)	$—	$—

The net amount of liability derivatives is included in Other Accrued Liabilities and Other Liabilities in the accompanying Consolidated Balance Sheets.

Currently, the Company does not seek cash flow hedge accounting treatment for its coal-related derivative financial instruments and therefore, changes in fair value are reflected in current earnings. During the three and nine months ended September 30, 2021, the Company recognized unrealized losses on its coal-related derivatives of $147,306 and $167,743, respectively. These unrealized losses are included in Unrealized Loss on Commodity Derivative Instruments on the accompanying Consolidated Statements of Income.

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

The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at			Fair Value Measurements at
	September 30, 2021			December 31, 2020
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Interest Rate Swaps	$—	$(1,224)	$—	$—	$(2,834)	$—
Commodity Derivatives	$—	$(167,743)	$—	$—	$—	$—

The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:

Long-term debt: The fair value of long-term debt is measured using unadjusted quoted market prices or estimated using discounted cash flow analyses. The discounted cash flow analyses are based on current market rates for instruments with similar cash flows.

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	September 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-Term Debt	$635,201	$647,978	$610,510	$517,862

Certain of the Company’s debt is actively traded on a public market and, as a result, constitutes Level 1 fair value measurements. The portion of the Company’s debt obligations that is not actively traded is valued through reference to the applicable underlying benchmark rate and, as a result, constitutes Level 2 fair value measurements.

NOTE 17—SEGMENT INFORMATION:

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management to make decisions on and assess performance of the Company’s reportable segments. CONSOL Energy consists of two reportable segments, the PAMC and the CONSOL Marine Terminal. The PAMC includes the Bailey Mine, the Enlow Fork Mine, the Harvey Mine and a centralized preparation plant. The PAMC segment’s principal activities include the mining, preparation and marketing of bituminous coal, sold primarily to power generators, industrial end-users and metallurgical end-users. The CONSOL Marine Terminal provides coal export terminal services through the Port of Baltimore. Selling, general and administrative costs are allocated to the Company’s segments based on a percentage of resources utilized, a percentage of total revenue and a percentage of total projected capital expenditures. CONSOL Energy’s Other segment includes revenue and expenses from various corporate and diversified business activities that are not allocated to the PAMC or the CONSOL Marine Terminal segments. The diversified business activities include the development of the Itmann Mine, the Greenfield Reserves, closed and idle mine activities, other income, gain on asset sales related to non-core assets, and gain/loss on debt extinguishment. Additionally, interest expense and income taxes, as well as various other non-operated activities, none of which are individually significant to the Company, are also reflected in CONSOL Energy's Other segment and are not allocated to the PAMC and CONSOL Marine Terminal segments.

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

The CONSOL Marine Terminal has been disclosed in CONSOL Energy’s Other segment during prior years due to its relatively small contribution to the Company’s Adjusted EBITDA during those periods. The recent COVID-19 pandemic negatively impacted the Company’s 2020 financial performance and influenced its outlook with respect to the importance of coal exports. Effective December 31, 2020, the Company disclosed the CONSOL Marine Terminal in a separate reportable segment due to its increased contribution to Adjusted EBITDA as well as the increased reliance on coal exports serviced by the CONSOL Marine Terminal in accordance with how the Company's chief operating decision maker receives and reviews financial information. The Company has revised the consolidated segment information for all periods presented in this Quarterly Report on Form 10-Q to reflect this reclassification.

Reportable segment results for the three months ended September 30, 2021 are:

	PAMC	CONSOL Marine Terminal	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$256,326	$—	$2,234	$—	$258,560
Terminal Revenue	—	14,108	—	—	14,108
Freight Revenue	19,348	—	—	—	19,348
Total Revenue from Contracts with Customers	$275,674	$14,108	$2,234	$—	$292,016
Adjusted EBITDA	$69,492	$7,319	$(10,247)	$—	$66,564
Segment Assets	$1,763,319	$105,134	$721,294	$—	$2,589,747
Depreciation, Depletion and Amortization	$50,837	$1,202	$3,938	$—	$55,977
Capital Expenditures	$30,665	$453	$14,745	$—	$45,863

Reportable segment results for the three months ended September 30, 2020 are:

	PAMC	CONSOL Marine Terminal	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$184,066	$—	$309	$—	$184,375
Terminal Revenue	—	17,008	—	—	17,008
Freight Revenue	12,909	—	—	—	12,909
Total Revenue from Contracts with Customers	$196,975	$17,008	$309	$—	$214,292
Adjusted EBITDA	$45,272	$11,342	$11,684	$—	$68,298
Segment Assets	$1,878,350	$105,405	$571,083	$—	$2,554,838
Depreciation, Depletion and Amortization	$49,944	$1,283	$3,732	$—	$54,959
Capital Expenditures	$15,733	$740	$3,035	$—	$19,508

Reportable segment results for the nine months ended September 30, 2021 are:

	PAMC	CONSOL Marine Terminal	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$799,274	$—	$4,653	$—	$803,927
Terminal Revenue	—	49,700	—	—	49,700
Freight Revenue	72,371	—	—	—	72,371
Total Revenue from Contracts with Customers	$871,645	$49,700	$4,653	$—	$925,998
Adjusted EBITDA	$246,943	$30,244	$(19,491)	$—	$257,696
Segment Assets	$1,763,319	$105,134	$721,294	$—	$2,589,747
Depreciation, Depletion and Amortization	$155,787	$3,616	$8,670	$—	$168,073
Capital Expenditures	$83,118	$565	$19,635	$—	$103,318

Reportable segment results for the nine months ended September 30, 2020 are:

	PAMC	CONSOL Marine Terminal	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$541,545	$—	$595	$—	$542,140
Terminal Revenue	—	49,407	—	—	49,407
Freight Revenue	19,141	—	—	—	19,141
Total Revenue from Contracts with Customers	$560,686	$49,407	$595	$—	$610,688
Adjusted EBITDA	$135,732	$32,556	$(2,811)	$—	$165,477
Segment Assets	$1,878,350	$105,405	$571,083	$—	$2,554,838
Depreciation, Depletion and Amortization	$145,154	$3,800	$7,103	$—	$156,057
Capital Expenditures	$52,687	$1,360	$11,908	$—	$65,955

For the three and nine months ended September 30, 2021 and 2020, the Company's reportable segments had revenues from the following customers, each comprising over 10% of the Company's total sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Customer A	$43,947	$45,818	$133,863	$94,647
Customer B	$31,520	*	$114,865	$183,560
Customer C	$39,216	$36,888	$110,253	$86,631
Customer D	*	*	$140,314	*

*Revenues from these customers during the periods presented were less than 10% of the Company's total sales.

Reconciliation of Segment Information to Consolidated Amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Loss Before Income Tax	$(154,047)	$(3,442)	$(127,179)	$(27,805)
Interest Expense, net	16,045	15,723	47,493	46,116
Loss (Gain) on Debt Extinguishment	132	(1,078)	(657)	(17,911)
Interest Income	(737)	(76)	(2,406)	(442)
Depreciation, Depletion and Amortization	55,977	54,959	168,073	156,057
Unrealized Loss on Commodity Derivative Instruments	147,306	—	167,743	—
Pension Settlement	—	—	22	—
Stock/Unit-Based Compensation	1,888	2,212	4,607	9,462
Adjusted EBITDA	$66,564	$68,298	$257,696	$165,477

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

Charges for services from the Company to CCR prior to the CCR Merger include the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Operating and Other Costs	$1,006	$2,715
Selling, General and Administrative Costs	1,770	6,427
Total Services from CONSOL Energy	$2,776	$9,142

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

During the nine months ended September 30, 2021 and 2020, the Company spent $17,092 to retire $18,040 and spent $26,365 to retire $45,176 of its 11.00% Senior Secured Second Lien Notes due 2025, respectively. No shares of common stock were repurchased under this program during the nine months ended September 30, 2021 and 2020.

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

Over the past several quarters, the general business environment has improved, resulting in higher demand for our product as government-imposed shut-downs and other COVID-19-related restrictions have been eased. However, imbalances in the global supply chain coupled with inflationary pressures have had both positive and negative impacts to our operations. The extent to which COVID-19 may impact our business depends on future developments, which are highly uncertain and unpredictable, including Presidential mandates, federal and state regulations, new information concerning the severity of COVID-19 variants, the pace and effectiveness of vaccination efforts and the effectiveness of actions globally to contain or mitigate its effects. We expect this could continue to impact our results of operations, cash flows and financial condition. The Company will continue to take steps it believes are appropriate to mitigate the negative impacts of COVID-19 on its operations, liquidity and financial condition.

Additionally, while many government-imposed shut-downs of non-essential businesses in the United States and abroad have been phased out, there is a possibility that such shut-downs may be reinstated. Depressed demand for our coal may also result from a general recession or reduction in overall business activity caused by COVID-19. We are considered a critical infrastructure company by the U.S. Department of Homeland Security. As a result, we were exempt from Pennsylvania Governor Tom Wolf's executive order, issued in March 2020, closing all businesses that are not life sustaining until Pennsylvania's phased reopening, which began in the second quarter of 2020. COVID-19 led to an unprecedented decline in coal demand that began in the first quarter of 2020 and hit its lowest point in May 2020.

Our Business

We are a leading, low-cost producer of high-quality bituminous coal, focused on the extraction and preparation of coal in the Appalachian Basin due to our ability to efficiently produce and deliver large volumes of high-quality coal at competitive prices, the strategic location of our mines and the industry experience of our management team. We are also expanding into the metallurgical coal market through the development of our Itmann Mine in West Virginia, which we expect to be fully operational following construction of a preparation plant near the mine site, which is planned for completion during the second half of 2022.

Coal from the PAMC is valued because of its high energy content (as measured in Btu per pound), relatively low levels of sulfur and other impurities, and strong thermoplastic properties that enable it to be used in metallurgical, industrial and thermal applications. We take advantage of these desirable quality characteristics and our extensive logistical network, which is directly served by both the Norfolk Southern and CSX railroads, to aggressively market our product to a broad base of strategically selected, top-performing power plant customers in the eastern United States. We also capitalize on the operational synergies afforded by the CONSOL Marine Terminal to export our coal to industrial, power generation and metallurgical end-users globally.

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

•

Itmann Mine: Construction of the Itmann Mine, located in Wyoming County, West Virginia, began in the second half of 2019; development mining began in April 2020, and full production is expected following the recommission and relocation of a recently purchased preparation plant near the mine site, which is planned for completion during the second half of 2022. When fully operational, the Company anticipates approximately 900 thousand product tons per year of high-quality, low-vol coking coal production from the Itmann Mine, with an anticipated mine life of 20+ years. The Company has also expanded the capacity of the preparation plant being recommissioned to include a highly efficient rail loadout and the capability for processing up to an additional 750 thousand to 1 million third-party product tons annually. This third-party processing revenue is expected to provide an additional avenue of growth for the Company.

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

Coal from the PAMC is versatile in that it can be sold either domestically or abroad, in industrial applications and power generation or as a crossover product in the high-volatile metallurgical coal market. Our marketing team sold 5.4 million tons of coal during the third quarter of 2021 at an average revenue per ton of $47.46, compared to 4.5 million tons at an average revenue per ton of $40.55 in the year-ago period. Demand for our product has remained robust and was improved compared to the prior-year quarter, which was impacted by the COVID-19 demand decline in early 2020.

In the domestic market, the pricing environment continued to significantly improve during the third quarter of 2021 due to higher natural gas prices, constrained coal supply and economic recovery. The higher natural gas prices have led to a larger percentage of generation coming from coal-fired power plants, and as such, we believe that coal inventories are on the decline and will continue to decline if alternative fuel costs remain elevated. Consistent with these trends, the majority of our domestic customer stockpiles are below target levels for this time of year. As such, we have seen domestic customer demand increase and have remained opportunistic in securing additional coal sales contracts for 2022 and 2023, bringing our contracted positions for those years to 20.2 million and 5.8 million tons, respectively.

On the export front, seaborne thermal coal markets continued to strengthen throughout the third quarter of 2021. API2 spot prices continued to move substantially higher in the third quarter of 2021, ending the third quarter of 2021 improved 193% compared to the third quarter of 2020.

Q3 2021 Highlights:

•	Coal shipments of 5.4 million tons.
•	Recently announced direct operating greenhouse gas emission reduction targets, seeking to achieve a 50% reduction (compared to 2019 baseline levels) by the end of 2026 and aiming to be net zero for Scope 1 and 2 emissions by 2040.
•	Recommencing development of the fifth longwall at the PAMC, which is expected to resume operation in late fourth quarter of 2022.

Guidance and Outlook for 2021:

•	We expect that the PAMC will sell approximately 23.5 million to 24.5 million tons.
•	As of November 2, 2021, we are fully contracted for 2021 and our contracted position for 2022 is 20.2 million tons.
•	We expect our average cash cost of coal sold per ton will be between $27.50 per ton and $28.50 per ton.(1)
•	We are planning to make capital expenditures during 2021 in the range of $150 million to $170 million, including the Itmann project.

(1) Average cash cost of coal sold per ton is a non-GAAP financial measure. CONSOL Energy is unable to provide a reconciliation of this guidance to any measures calculated in accordance with GAAP due to the unknown effect, timing and potential significance of certain income statement items.

How We Evaluate Our Operations

Our management team uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability. The metrics include: (i) coal production, sales volumes and average revenue per ton; (ii) cost of coal sold, a non-GAAP financial measure; (iii) cash cost of coal sold, a non-GAAP financial measure; (iv) average cash cost of coal sold per ton, a non-GAAP financial measure; (v) average margin per ton sold, an operating ratio derived from non-GAAP financial measures; (vi) average cash margin per ton sold, an operating ratio derived from non-GAAP financial measures; and (vii) adjusted EBITDA, a non-GAAP financial measure.

Cost of coal sold, cash cost of coal sold, average cash cost of coal sold per ton, average margin per ton sold and average cash margin per ton sold normalize the volatility contained within comparable GAAP measures by adjusting certain non-operating or non-cash transactions. We believe that adjusted EBITDA provides a helpful measure of comparing our operating performance with the performance of other companies that have different financing, capital structures and tax rates than ours. Each of these non-GAAP metrics are used as supplemental financial measures by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

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

Reconciliation of Non-GAAP Financial Measures

We evaluate our cost of coal sold and cash cost of coal sold on an aggregate basis. We define cost of coal sold as operating and other production costs related to produced tons sold, along with changes in coal inventory, both in volumes and carrying values. The cost of coal sold includes items such as direct operating costs, royalty and production taxes, direct administration costs, and depreciation, depletion and amortization costs on production assets. Cost of coal sold excludes any indirect costs, such as selling, general and administrative costs, freight expenses, interest expenses, depreciation, depletion and amortization costs on non-production assets and other costs not directly attributable to the production of coal. The cash cost of coal sold includes cost of coal sold less depreciation, depletion and amortization costs on production assets. We define average cash cost of coal sold per ton as cash cost of coal sold divided by tons sold. The GAAP measure most directly comparable to cost of coal sold, cash cost of coal sold and average cash cost of coal sold per ton is total costs and expenses.

The following table presents a reconciliation of cost of coal sold, cash cost of coal sold and average cash cost of coal sold per ton to total costs and expenses, the most directly comparable GAAP financial measure, on a historical basis, for each of the periods indicated (in thousands, except per ton information).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total Costs and Expenses	$303,059	$246,661	$905,501	$724,841
Less: Freight Expense	(19,348)	(12,909)	(72,371)	(19,141)
Less: Selling, General and Administrative Costs	(22,476)	(11,117)	(68,982)	(39,726)
Less: (Loss) Gain on Debt Extinguishment	(132)	1,078	657	17,911
Less: Interest Expense, net	(16,045)	(15,723)	(47,493)	(46,116)
Less: Other Costs (Non-Production)	(22,610)	(22,994)	(51,706)	(100,707)
Less: Depreciation, Depletion and Amortization (Non-Production)	(7,976)	(9,327)	(20,894)	(35,211)
Cost of Coal Sold	$214,472	$175,669	$644,712	$501,851
Less: Depreciation, Depletion and Amortization (Production)	(48,001)	(45,632)	(147,179)	(120,846)
Cash Cost of Coal Sold	$166,471	$130,037	$497,533	$381,005
Total Tons Sold (in millions)	5.4	4.5	18.1	12.8
Average Cost of Coal Sold per Ton	$39.71	$38.70	$35.53	$39.25
Less: Depreciation, Depletion and Amortization Costs per Ton Sold	9.07	10.06	8.08	9.37
Average Cash Cost of Coal Sold per Ton	$30.64	$28.64	$27.45	$29.88

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total Coal Revenue (PAMC Segment)	$256,326	$184,066	$799,274	$541,545
Operating and Other Costs	189,081	153,031	549,239	481,712
Less: Other Costs (Non-Production)	(22,610)	(22,994)	(51,706)	(100,707)
Total Cash Cost of Coal Sold	166,471	130,037	497,533	381,005
Add: Depreciation, Depletion and Amortization	55,977	54,959	168,073	156,057
Less: Depreciation, Depletion and Amortization (Non-Production)	(7,976)	(9,327)	(20,894)	(35,211)
Total Cost of Coal Sold	$214,472	$175,669	$644,712	$501,851
Total Tons Sold (in millions)	5.4	4.5	18.1	12.8
Average Revenue per Ton Sold	$47.46	$40.55	$44.05	$42.35
Average Cash Cost of Coal Sold per Ton	30.64	28.64	27.45	29.88
Depreciation, Depletion and Amortization Costs per Ton Sold	9.07	10.06	8.08	9.37
Average Cost of Coal Sold per Ton	39.71	38.70	35.53	39.25
Average Margin per Ton Sold	7.75	1.85	8.52	3.10
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	9.07	10.06	8.08	9.37
Average Cash Margin per Ton Sold	$16.82	$11.91	$16.60	$12.47

We define adjusted EBITDA as (i) net income (loss) plus income taxes, net interest expense and depreciation, depletion and amortization, as adjusted for (ii) certain non-cash items, such as stock-based compensation and unrealized loss on commodity derivative instruments. The GAAP measure most directly comparable to adjusted EBITDA is net income (loss).

	Three Months Ended September 30, 2021
Dollars in thousands	PA Mining Complex	CONSOL Marine Terminal	Other	Total Company
Net (Loss) Income	$(130,599)	$4,506	$12,304	$(113,789)

Less: Income Tax Benefit	—	—	(40,258)	(40,258)
Add: Interest Expense, net	305	1,535	14,205	16,045
Less: Interest Income	—	—	(737)	(737)
(Loss) Earnings Before Interest & Taxes (EBIT)	(130,294)	6,041	(14,486)	(138,739)

Add: Depreciation, Depletion & Amortization	50,837	1,202	3,938	55,977

(Loss) Earnings Before Interest, Taxes and DD&A (EBITDA)	$(79,457)	$7,243	$(10,548)	$(82,762)

Adjustments:
Stock-Based Compensation	$1,643	$76	$169	$1,888
Loss on Debt Extinguishment	—	—	132	132
Unrealized Loss on Commodity Derivative Instruments	147,306	—	—	147,306
Total Pre-tax Adjustments	148,949	76	301	149,326

Adjusted EBITDA	$69,492	$7,319	$(10,247)	$66,564

	Three Months Ended September 30, 2020
Dollars in thousands	PA Mining Complex	CONSOL Marine Terminal	Other	Total Company
Net (Loss) Income	$(6,930)	$8,411	$(10,841)	$(9,360)

Add: Income Tax Expense	—	—	5,918	5,918
Add: Interest Expense, net	367	1,541	13,815	15,723
Less: Interest Income	—	—	(76)	(76)
(Loss) Earnings Before Interest & Taxes (EBIT)	(6,563)	9,952	8,816	12,205

Add: Depreciation, Depletion & Amortization	49,944	1,283	3,732	54,959

Earnings Before Interest, Taxes and DD&A (EBITDA)	$43,381	$11,235	$12,548	$67,164

Adjustments:
Stock/Unit-Based Compensation	$1,891	$107	$214	$2,212
Gain on Debt Extinguishment	—	—	(1,078)	(1,078)
Total Pre-tax Adjustments	1,891	107	(864)	1,134

Adjusted EBITDA	$45,272	$11,342	$11,684	$68,298

	For the Nine Months Ended September 30, 2021
Dollars in thousands	PA Mining Complex	CONSOL Marine Terminal	Other	Total Company
Net (Loss) Income	$(81,983)	$21,836	$(23,066)	$(83,213)

Less: Income Tax Benefit	—	—	(43,966)	(43,966)
Add: Interest Expense, net	1,425	4,608	41,460	47,493
Less: Interest Income	(36)	—	(2,370)	(2,406)
(Loss) Earnings Before Interest & Taxes (EBIT)	(80,594)	26,444	(27,942)	(82,092)

Add: Depreciation, Depletion & Amortization	155,787	3,616	8,670	168,073

Earnings (Loss) Before Interest, Taxes and DD&A (EBITDA)	$75,193	$30,060	$(19,272)	$85,981

Adjustments:
Stock/Unit-Based Compensation	$4,007	$184	$416	$4,607
Gain on Debt Extinguishment	—	—	(657)	(657)
Pension Settlement	—	—	22	22
Unrealized Loss on Commodity Derivative Instruments	167,743	—	—	167,743
Total Pre-tax Adjustments	171,750	184	(219)	171,715

Adjusted EBITDA	$246,943	$30,244	$(19,491)	$257,696

	For the Nine Months Ended September 30, 2020
Dollars in thousands	PA Mining Complex	CONSOL Marine Terminal	Other	Total Company
Net (Loss) Income	$(18,405)	$23,671	$(33,214)	$(27,948)

Add: Income Tax Expense	—	—	143	143
Add: Interest Expense, net	894	4,627	40,595	46,116
Less: Interest Income	—	—	(442)	(442)
(Loss) Earnings Before Interest & Taxes (EBIT)	(17,511)	28,298	7,082	17,869

Add: Depreciation, Depletion & Amortization	145,154	3,800	7,103	156,057

Earnings Before Interest, Taxes and DD&A (EBITDA)	$127,643	$32,098	$14,185	$173,926

Adjustments:
Stock/Unit-Based Compensation	$8,089	$458	$915	$9,462
Gain on Debt Extinguishment	—	—	(17,911)	(17,911)
Total Pre-tax Adjustments	8,089	458	(16,996)	(8,449)

Adjusted EBITDA	$135,732	$32,556	$(2,811)	$165,477

Results of Operations

Three Months Ended September 30, 2021 Compared with the Three Months Ended September 30, 2020

Net Loss Attributable to CONSOL Energy Inc. Stockholders

CONSOL Energy reported a net loss attributable to CONSOL Energy Inc. stockholders of $114 million for the three months ended September 30, 2021, compared to a net loss attributable to CONSOL Energy stockholders of $7 million for the three months ended September 30, 2020.

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

PAMC ANALYSIS:

The PAMC division's principal activities consist of mining, preparation and marketing of bituminous coal, sold primarily to power generators, industrial end-users and metallurgical end-users. The division also includes selling, general and administrative costs, as well as various other activities assigned to the PAMC division, but not included in the cost components on a per unit basis.

The PAMC division had a loss before income tax of $131 million for the three months ended September 30, 2021, compared to a loss before income tax of $7 million for the three months ended September 30, 2020. Included in the 2021 loss before income tax was an unrealized loss on commodity derivative instruments of $147 million (see Note 15 - Derivatives). Variances are discussed below.

	Three Months Ended
	September 30,
(in millions)	2021	2020	Variance
Revenue:
Coal Revenue	$256	$184	$72
Freight Revenue	19	13	6
Unrealized Loss on Commodity Derivative Instruments	(147)	—	(147)
Total Revenue and Other Income	128	197	(69)
Cost of Coal Sold:
Operating Costs	166	130	36
Depreciation, Depletion and Amortization	48	46	2
Total Cost of Coal Sold	214	176	38
Other Costs:
Other Costs	5	2	3
Depreciation, Depletion and Amortization	3	4	(1)
Total Other Costs	8	6	2
Freight Expense	19	13	6
Selling, General and Administrative Costs	18	9	9
Total Costs and Expenses	259	204	55
Loss Before Income Tax	$(131)	$(7)	$(124)

Coal Production

The table below presents total tons produced (in thousands) from the Pennsylvania Mining Complex for the periods indicated:

	Three Months Ended September 30,
Mine	2021	2020	Variance
Bailey	2,278	1,808	470
Enlow Fork	1,542	1,436	106
Harvey	1,474	1,291	183
Total	5,294	4,535	759

Coal production was 5.3 million tons for the three months ended September 30, 2021, compared to 4.5 million tons for the three months ended September 30, 2020. The PAMC's coal production increased primarily due to improved demand for the Company's coal. Overall demand for the Company's coal during the three months ended September 30, 2020 was negatively impacted by the COVID-19 pandemic, which resulted in the temporary idling of certain longwalls. Demand has steadily improved since the low point in the second quarter of 2020, which has allowed the Company to increase the production at its mines. However, production during the three months ended September 30, 2021 was negatively impacted by acute operational and geological issues, which were mitigated in the fourth quarter of 2021, coupled with transportation delays and a planned maintenance shutdown.

Coal Operations

The PAMC division's coal revenue and cost components on a per unit basis for the three months ended September 30, 2021 and 2020 are detailed in the table below. The PAMC division's operations also include various costs such as selling, general and administrative, freight and other costs not included in the unit cost analysis because these costs are not directly associated with coal production.

	Three Months Ended September 30,
	2021	2020	Variance
Total Tons Sold (in millions)	5.4	4.5	0.9
Average Revenue per Ton Sold	$47.46	$40.55	$6.91

Average Cash Cost of Coal Sold per Ton (1)	$30.64	$28.64	$2.00
Depreciation, Depletion and Amortization Costs per Ton Sold (Non-Cash Cost)	9.07	10.06	(0.99)
Average Cost of Coal Sold per Ton (1)	$39.71	$38.70	$1.01
Average Margin per Ton Sold (1)	$7.75	$1.85	$5.90
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	9.07	10.06	(0.99)
Average Cash Margin per Ton Sold (1)	$16.82	$11.91	$4.91

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

Coal Revenue

Coal revenue was $256 million for the three months ended September 30, 2021, compared to $184 million for the three months ended September 30, 2020. After a steep decline during the initial part of 2020, demand for the Company's coal has improved throughout the COVID-19 pandemic. As a result, the Company realized higher pricing on both its export contracts and contracts that contain positive electric power-price adjustments, as well as an increase in the volume of coal sold in the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Freight Revenue and Freight Expense

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services to move its coal from the mine to the ultimate sales point. Freight revenue is completely offset by freight expense. Freight revenue and freight expense were both $19 million for the three months ended September 30, 2021, compared to $13 million for the three months ended September 30, 2020. The $6 million increase was due to increased shipments to customers where the Company was contractually obligated to provide transportation services.

Unrealized Loss on Commodity Derivative Instruments

The recent increase in the API2 coal markets resulted in unrealized mark-to-market losses of $147 million during the three months ended September 30, 2021 related to the Company's commodity derivative contracts.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. The costs of coal sold include items such as direct operating costs, royalties and production taxes, direct administration costs and depreciation, depletion, and amortization costs on production assets. Total cost of coal sold was $214 million for the three months ended September 30, 2021, or $38 million higher than the $176 million for the three months ended September 30, 2020. Average cost of coal sold per ton was $39.71 for the three months ended September 30, 2021, compared to $38.70 for the three months ended September 30, 2020. The increase in the total cost of coal sold was primarily driven by increased production activity during the three months ended September 30, 2021, mainly in response to an improvement in demand for the Company's coal. Additionally, the average cost of coal sold per ton was higher in the three months ended September 30, 2021 than in the three months ended September 30, 2020 due to the unforeseen acute operational and geological challenges experienced in the current period, which weighed on production. These challenges were mitigated in the fourth quarter of 2021 and are expected to have minimal impact on future periods.

Other Costs

Other costs include items that are assigned to the PAMC division but are not included in unit costs, such as idle mine costs, coal reserve holding costs and purchased coal costs. Total other costs remained materially consistent in the period-to-period comparison.

Selling, General, and Administrative Costs

The amount of selling, general and administrative costs related to the PAMC division were $18 million for the three months ended September 30, 2021, compared to $9 million for the three months ended September 30, 2020. The $9 million increase in the period-to-period comparison was primarily related to increased expense under the long-term and short-term incentive compensation plans earned in the three months ended September 30, 2021, due to the Company achieving certain financial metrics, as well as a substantial increase in the Company's share price, compared to the three months ended September 30, 2020.

CONSOL MARINE TERMINAL ANALYSIS:

The CONSOL Marine Terminal division provides coal export terminal services through the Port of Baltimore. The division also includes selling, general and administrative activities and interest expense, as well as various other activities assigned to the CONSOL Marine Terminal division.

The CONSOL Marine Terminal division had earnings before income tax of $5 million for the three months ended September 30, 2021 compared to earnings before income tax of $8 million for the three months ended September 30, 2020.

	Three Months Ended September 30,
(in millions)	2021	2020	Variance
Revenue:
Terminal Revenue	$14	$17	$(3)
Miscellaneous Other Income	1	—	1
Total Revenue and Other Income	15	17	(2)
Other Costs and Expenses:
Operating and Other Costs	6	5	1
Depreciation, Depletion and Amortization	1	1	—
Selling, General, and Administrative Costs	1	1	—
Interest Expense, net	2	2	—
Total Other Costs and Expenses	10	9	1
Earnings Before Income Tax	$5	$8	$(3)

Throughput tons in the three months ended September 30, 2021 were 2.8 million tons, compared to 2.0 million tons in the three months ended September 30, 2020. This increase was primarily due to the prior year impact of COVID-19 on demand. However, terminal revenue during the three months ended September 30, 2020 included revenues from a take-or-pay contract for volumes in excess of actual throughput tons. This contract expired on December 31, 2020 and was not renewed. As a result, there was no additional revenue for unused contracted capacity in the three months ended September 30, 2021.

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

Other business activities had a loss before income tax of $28 million for the three months ended September 30, 2021, compared to a loss before income tax of $4 million for the three months ended September 30, 2020. Variances are discussed below.

	Three Months Ended
	September 30,
(in millions)	2021	2020	Variance
Revenue:
Coal Revenue	$3	$—	$3
Miscellaneous Other Income	3	21	(18)
Gain on Sale of Assets	—	8	(8)
Total Revenue and Other Income	6	29	(23)
Other Costs and Expenses:
Operating and Other Costs	13	15	(2)
Depreciation, Depletion and Amortization	4	4	—
Selling, General and Administrative Costs	3	1	2
Gain on Debt Extinguishment	—	(1)	1
Interest Expense, net	14	14	—
Total Other Costs and Expenses	34	33	1
Loss Before Income Tax	$(28)	$(4)	$(24)

Coal Revenue

Coal revenue consists of the sale of coal mined during the development of the Itmann Mine located in Wyoming County, West Virginia.

Miscellaneous Other Income

Miscellaneous other income was $3 million for the three months ended September 30, 2021, compared to $21 million for the three months ended September 30, 2020. The change is due to the following items:

	Three Months Ended September 30,
(in millions)	2021	2020	Variance
Royalty Income - Non-Operated Coal	$3	$2	$1
Sale of Certain Coal Lease Contracts	—	18	(18)
Interest Income	1	—	1
Other (Loss) Income	(1)	1	(2)
Total Miscellaneous Other Income	$3	$21	$(18)

The decrease in income resulting from the sale of certain coal lease contracts is attributable to one of several transactions completed in the three months ended September 30, 2020 related to the Company's non-operating surface and mineral assets outside of the PAMC. These transactions helped to enhance the Company's liquidity and improve its financial flexibility.

Gain on Sale of Assets

Gain on sale of assets decreased $8 million in the period-to-period comparison primarily due to the sale of various gas wells and the related equipment during the three months ended September 30, 2020.

Operating and Other Costs

Operating and other costs were $13 million for the three months ended September 30, 2021, compared to $15 million for the three months ended September 30, 2020. Operating and other costs decreased in the period-to-period comparison due to the following items:

	Three Months Ended September 30,
(in millions)	2021	2020	Variance
Employee-Related Legacy Liability Expense	$2	$7	$(5)
Coal Reserve Holding Costs	2	2	—
Closed Mines	1	1	—
Itmann Coal Costs	3	—	3
Other	5	5	—
Total Operating and Other Costs	$13	$15	$(2)

Employee-Related Legacy Liability Expense decreased $5 million in the period-to-period comparison primarily due to changes in actuarial assumptions made at the beginning of each year. See Note 5 - Components of Pension and Other Post-Employment Benefit (OPEB) Plans Net Periodic Benefit Costs and Note 6 - Components of Coal Workers' Pneumoconiosis (CWP) and Workers' Compensation Net Periodic Benefit Costs in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

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

Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020

Net Loss Attributable to CONSOL Energy Inc. Stockholders

CONSOL Energy reported a net loss attributable to CONSOL Energy Inc. stockholders of $83 million for the nine months ended September 30, 2021, compared to a net loss attributable to CONSOL Energy Inc. stockholders of $23 million for the nine months ended September 30, 2020.

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

PAMC ANALYSIS:

The PAMC division's principal activities consist of mining, preparation and marketing of bituminous coal, sold primarily to power generators, industrial end-users and metallurgical end-users. The division also includes selling, general and administrative costs, as well as various other activities assigned to the PAMC division, but not included in the cost components on a per unit basis.

The PAMC division had a loss before income tax of $82 million for the nine months ended September 30, 2021, compared to a loss before income tax of $18 million for the nine months ended September 30, 2020. Included in the 2021 loss before income tax was an unrealized loss on commodity derivative instruments of $168 million (see Note 15 - Derivatives). Variances are discussed below.

	Nine Months Ended
	September 30,
(in millions)	2021	2020	Variance
Revenue:
Coal Revenue	$799	$542	$257
Freight Revenue	72	19	53
Gain on Sale of Assets	1	—	1
Unrealized Loss on Commodity Derivative Instruments	(168)	—	(168)
Miscellaneous Other Income	1	41	(40)
Total Revenue and Other Income	705	602	103
Cost of Coal Sold:
Operating Costs	498	381	117
Depreciation, Depletion and Amortization	147	121	26
Total Cost of Coal Sold	645	502	143
Other Costs:
Other Costs	4	43	(39)
Depreciation, Depletion and Amortization	9	24	(15)
Total Other Costs	13	67	(54)
Freight Expense	72	19	53
Selling, General and Administrative Costs	56	31	25
Interest Expense, net	1	1	—
Total Costs and Expenses	787	620	167
Loss Before Income Tax	$(82)	$(18)	$(64)

Coal Production

The table below presents total tons produced (in thousands) from the Pennsylvania Mining Complex for the periods indicated:

	Nine Months Ended September 30,
Mine	2021	2020	Variance
Bailey	9,078	5,619	3,459
Enlow Fork	5,133	4,054	1,079
Harvey	4,015	3,222	793
Total	18,226	12,895	5,331

Coal production was 18.2 million tons for the nine months ended September 30, 2021, compared to 12.9 million tons for the nine months ended September 30, 2020. The PAMC's coal production increased primarily due to improved demand for the Company's coal. Overall demand for the Company's coal during the nine months ended September 30, 2020 was negatively impacted by the COVID-19 pandemic, which resulted in the temporary idling of longwalls. Demand has steadily improved since the low point in the second quarter of 2020, which has allowed the Company to significantly increase production at its mines.

Coal Operations

The PAMC division's coal revenue and cost components on a per unit basis for the nine months ended September 30, 2021 and 2020 are detailed in the table below. The PAMC division's operations also include various costs such as selling, general and administrative, freight and other costs not included in the unit cost analysis because these costs are not directly associated with coal production.

	Nine Months Ended September 30,
	2021	2020	Variance
Total Tons Sold (in millions)	18.1	12.8	5.3
Average Revenue per Ton Sold	$44.05	$42.35	$1.70

Average Cash Cost of Coal Sold per Ton (1)	$27.45	$29.88	$(2.43)
Depreciation, Depletion and Amortization Costs per Ton Sold (Non-Cash Cost)	8.08	9.37	(1.29)
Average Cost of Coal Sold per Ton (1)	$35.53	$39.25	$(3.72)
Average Margin per Ton Sold (1)	$8.52	$3.10	$5.42
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	8.08	9.37	(1.29)
Average Cash Margin per Ton Sold (1)	$16.60	$12.47	$4.13

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

Coal Revenue

Coal revenue was $799 million for the nine months ended September 30, 2021, compared to $542 million for the nine months ended September 30, 2020. Total tons sold increased in the period-to-period comparison primarily due to a significant improvement in demand for the Company's coal as a result of the lifting of COVID-19 restrictions and improving domestic and international energy market dynamics. During the nine months ended September 30, 2020, a warmer-than-normal winter followed by the COVID-19 pandemic, and in response, the widespread government-imposed shut-downs, significantly reduced electricity consumption and, therefore, demand for the Company's coal.

Freight Revenue and Freight Expense

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services to move its coal from the mine to the ultimate sales point. Freight revenue is completely offset by freight expense. Freight revenue and freight expense were both $72 million for the nine months ended September 30, 2021, compared to $19 million for the nine months ended September 30, 2020. The $53 million increase was due to increased shipments to customers where the Company was contractually obligated to provide transportation services.

Unrealized Loss on Commodity Derivative Instruments

During the second quarter of 2021, the Company initiated a targeted commodity price hedging strategy, layering in 2.0 million metric tons of commodity derivative contracts in the API2 market. The continued API2 pricing increase throughout the second and third quarters of 2021 resulted in mark-to-market unrealized losses of $168 million.

Miscellaneous Other Income

Miscellaneous other income decreased $40 million in the period-to-period comparison primarily due to $41 million of customer contract buyouts in the nine months ended September 30, 2020, none of which occurred during the nine months ended September 30, 2021.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. The costs of coal sold include items such as direct operating costs, royalties and production taxes, direct administration costs and depreciation, depletion, and amortization costs on production assets. Total cost of coal sold was $645 million for the nine months ended September 30, 2021, or $143 million higher than the $502 million for the nine months ended September 30, 2020. Average cost of coal sold per ton was $35.53 for the nine months ended September 30, 2021, compared to $39.25 for the nine months ended September 30, 2020. The increase in the total cost of coal sold was primarily driven by increased production activity during the nine months ended September 30, 2021, mainly in response to a significant improvement in demand for the Company's coal. On a per unit basis, the increased production resulted in an overall decrease in the average cost of coal sold per ton. The Company operated at reduced production levels during the nine months ended September 30, 2020 due to the peak of the COVID-19 demand decline and government-imposed lockdowns that occurred during the second quarter of 2020.

Other Costs

Other costs include items that are assigned to the PAMC division but are not included in unit costs, such as idle mine costs, coal reserve holding costs and purchased coal costs. Total other costs decreased $54 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease was primarily attributable to the non-recurrence of the costs of temporarily idling the longwalls at the Bailey and Enlow Fork mines during the nine months ended September 30, 2020 due to the COVID-19 pandemic and, in response, the widespread government-imposed shutdowns, which significantly reduced electricity consumption and industrial activity and, therefore, demand for the Company's coal.

Selling, General, and Administrative Costs

The amount of selling, general and administrative costs related to the PAMC division were $56 million for the nine months ended September 30, 2021, compared to $31 million for the nine months ended September 30, 2020. The $25 million increase in the period-to-period comparison was primarily related to increased expense under the Company's long-term and short-term incentive compensation plans earned in the nine months ended September 30, 2021, due to the Company achieving certain financial metrics, as well as a substantial increase in the Company's share price, compared to the nine months ended September 30, 2020.

CONSOL MARINE TERMINAL ANALYSIS:

The CONSOL Marine Terminal division provides coal export terminal services through the Port of Baltimore. The division also includes selling, general and administrative activities and interest expense, as well as various other activities assigned to the CONSOL Marine Terminal division.

The CONSOL Marine Terminal division had earnings before income tax of $22 million for the nine months ended September 30, 2021, compared to earnings before income tax of $24 million for the nine months ended September 30, 2020.

	Nine Months Ended September 30,
(in millions)	2021	2020	Variance
Revenue:
Terminal Revenue	$50	$49	$1
Miscellaneous Income	1	1	—
Total Revenue and Other Income	51	50	1
Other Costs and Expenses:
Operating and Other Costs	17	14	3
Depreciation, Depletion and Amortization	4	4	—
Selling, General, and Administrative Costs	3	3	—
Interest Expense, net	5	5	—
Total Other Costs and Expenses	29	26	3
Earnings Before Income Tax	$22	$24	$(2)

          Throughput tons in the nine months ended September 30, 2021 were 10.7 million tons, compared to 7.0 million tons in the nine months ended September 30, 2020.  This increase was primarily due to the COVID-related demand decline that impacted part of 2020. However, terminal revenue during the nine months ended September 30, 2020 included revenues from a take-or-pay contract for volumes in excess of actual throughput tons. This contract expired on December 31, 2020 and was not renewed. As a result, there was no additional revenue for unused contracted capacity in the nine months ended September 30, 2021.

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

Other business activities had a loss before income tax of $67 million for the nine months ended September 30, 2021, compared to a loss before income tax of $34 million for the nine months ended September 30, 2020. Variances are discussed below.

	Nine Months Ended
	September 30,
(in millions)	2021	2020	Variance
Revenue:
Coal Revenue	$5	$—	$5
Miscellaneous Other Income	7	30	(23)
Gain on Sale of Assets	10	15	(5)
Total Revenue and Other Income	22	45	(23)
Other Costs and Expenses:
Operating and Other Costs	30	44	(14)
Depreciation, Depletion and Amortization	8	7	1
Selling, General and Administrative Costs	10	6	4
Gain on Debt Extinguishment	—	(18)	18
Interest Expense, net	41	40	1
Total Other Costs and Expenses	89	79	10
Loss Before Income Tax	$(67)	$(34)	$(33)

Coal Revenue

Coal revenue consists of the sale of coal mined during the development of the Itmann Mine located in Wyoming County, West Virginia.

Miscellaneous Other Income

Miscellaneous other income was $7 million for the nine months ended September 30, 2021, compared to $30 million for the nine months ended September 30, 2020. The change is due to the following items:

	Nine Months Ended September 30,
(in millions)	2021	2020	Variance
Royalty Income - Non-Operated Coal	$5	$10	$(5)
Rental Income	1	1	—
Interest Income	2	—	2
Sale of Certain Coal Lease Contracts	—	18	(18)
Other Income	(1)	1	(2)
Total Miscellaneous Other Income	$7	$30	$(23)

Royalty income - non-operated coal decreased in the period-to-period comparison due to a decline in the revenues earned as a result of less operating activity by third-party companies mining in reserves to which we have a royalty claim.

The decrease in income resulting from the sale of certain coal lease contracts is attributable to one of several transactions completed in the nine months ended September 30, 2020 related to the Company's non-operating surface and mineral assets outside of the PAMC. These transactions helped to enhance the Company's liquidity and improve its financial flexibility.

Gain on Sale of Assets

Gain on sale of assets decreased $5 million in the period-to-period comparison primarily due to the sale of various gas wells and the related equipment during both periods.

Operating and Other Costs

Operating and other costs were $30 million for the nine months ended September 30, 2021, compared to $44 million for the nine months ended September 30, 2020. Operating and other costs decreased in the period-to-period comparison due to the following items:

	Nine Months Ended September 30,
(in millions)	2021	2020	Variance
Employee-Related Legacy Liability Expense	$6	$19	$(13)
Coal Reserve Holding Costs	6	4	2
Closed Mines	3	3	—
Itmann Coal Costs	5	—	5
Litigation Expense	2	4	(2)
Bank Fees	1	1	—
Lease Rental Expense	—	1	(1)
Other	7	12	(5)
Total Operating and Other Costs	$30	$44	$(14)

Employee-Related Legacy Liability Expense decreased $13 million in the period-to-period comparison primarily due to changes in actuarial assumptions made at the beginning of each year. See Note 5 - Components of Pension and Other Post-Employment Benefit (OPEB) Plans Net Periodic Benefit Costs and Note 6 - Components of Coal Workers' Pneumoconiosis (CWP) and Workers' Compensation Net Periodic Benefit Costs in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

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

Interest Expense, net

Interest expense, net of amounts capitalized, increased in the period-to-period comparison primarily due to interest incurred on the Pennsylvania Economic Development Financing Authority tax-exempt solid waste disposal revenue bonds issued in the second quarter of 2021. This was partially offset by the Company's continued de-leveraging efforts throughout the nine months ended September 30, 2021.

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

The demand for coal experienced an unprecedented decline, but has substantially improved since the significant COVID-related demand trough in the second quarter of 2020. During the third quarter of 2021, the Company made principal repayments or repurchases of $6 million, $13 million, $3 million and $1 million on its finance leases and asset-backed financing arrangements, Term Loan A Facility, 11.00% Senior Secured Second Lien Notes and Term Loan B Facility, respectively. As of September 30, 2021, we have no borrowings outstanding under our $400 million revolving credit facility and the facility is currently only used for providing letters of credit, with $160 million issued. On April 13, 2021, the Company borrowed the proceeds of the sale of $75 million of tax-exempt solid waste disposal revenue bonds issued through the Pennsylvania Economic Development Financing Authority (“PEDFA”). The bonds have a 30-year maturity and were priced in an initial 7-year term rate period with an interest rate of 9.0%.

While many government-imposed shut-downs of non-essential businesses in the United States and abroad have been phased out, there is a possibility that additional shut-downs may be reinstated if the severity of the pandemic grows. Depressed demand for our coal may also result from a general recession or reduction in overall business activity caused by COVID-19. Additionally, some of our customers have already attempted, and may in the future attempt, to invoke force majeure or similar provisions in the contracts they have in place with us in order to avoid taking possession of and paying us for our coal that they are contractually obligated to purchase. A decrease in demand for our coal, the failure of our customers to purchase coal from us that they are obligated to purchase pursuant to existing contracts, or disruptions in the logistics chain preventing us from shipping our coal would have a material adverse effect on our results of operations and financial condition. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak, the pace and effectiveness of vaccination efforts and the effectiveness of actions globally to contain or mitigate its effects. We expect this could continue to negatively impact our results of operations, cash flows and financial condition. The Company will continue to take steps it believes are appropriate to mitigate the impact of COVID-19 on its operations, liquidity and financial condition.

The Company expects to maintain adequate liquidity through its operating cash flow and revolving credit facility to fund its working capital and capital expenditures requirements for at least the twelve months from the date of this Quarterly Report on Form 10-Q. The Company's cash flow from operations in the third quarter of 2021 was supported by its contracted position, strong spot market activity and its ongoing cost and capital control measures.

The Company started a capital construction project on the coarse refuse disposal area in 2017, which is expected to continue through 2023. The construction on the coarse refuse disposal area is now funded, in part, by the $75 million of tax-exempt solid waste disposal revenue bonds, the proceeds of which were loaned to the Company and which the Company expects to expend over approximately the next two years, as qualified work is completed. Through the third quarter of 2021, the Company received reimbursement for qualified expenses from restricted cash held in escrow in the amount of $25 million, which dates back to the initial inducement date in mid-2020. The Company has $50 million remaining in restricted cash associated with this financing that will be used to fund future spending on the coarse refuse disposal area. The Company also began construction of the Itmann Mine in the second half of 2019; development mining began in April 2020, and full production is expected following construction of a preparation plant near the mine site, which is planned for completion during the second half of 2022. When fully operational, the Company anticipates approximately 900 thousand product tons per year of high-quality, low-vol coking coal production from the Itmann Mine. The Company has also expanded the capacity of the preparation plant being constructed to include a highly efficient rail loadout and the capability for processing up to an additional 750 thousand to 1 million third-party product tons annually. This third-party processing revenue is expected to provide an additional avenue of growth for the Company.

Uncertainty in the financial markets brings additional potential risks to CONSOL Energy. These risks include a reduction of our ability to raise capital in the equity markets, less availability and higher costs of additional credit and potential counterparty defaults. Overall market disruptions, similar to what was experienced in 2020, may impact the Company's collection of trade receivables. As a result, CONSOL Energy regularly monitors the creditworthiness of its customers and counterparties and manages credit exposure through payment terms, credit limits, prepayments and security.

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

The Company initiated an API2 hedging program in the second quarter of 2021.  As a precursor to initiating this strategy, market dynamics demonstrated ongoing pricing volatility and a trend toward shorter-term export contracts.  Given these factors, the Company has sought to utilize swap arrangements to mitigate the pricing volatility and secure future cash flows for a portion of 2022 export sales. These swap arrangements mitigate the pricing volatility inherent in the Company's physical contracts which contain variable pricing and the Company's spot export business.

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

Cash Flows (in millions)

	Nine Months Ended September 30,
	2021	2020	Change
Cash Provided by Operating Activities	$253	$62	$191
Cash Used in Investing Activities	$(92)	$(57)	$(35)
Cash Used in Financing Activities	$—	$(63)	$63

Cash provided by operating activities increased $191 million in the period-to-period comparison, primarily due to a $92 million increase in Adjusted EBITDA, as well as other working capital changes that occurred throughout both periods.

Cash used in investing activities was $92 million for the nine months ended September 30, 2021 compared to $57 million for the nine months ended September 30, 2020. Capital expenditures increased $37 million primarily due to an early buyout of an existing operating lease for a set of longwall shields and the construction of a preparation plant near the Itmann Mine. The increase in capital expenditures was partially offset by a $3 million increase in proceeds from the sale of assets due to equipment sales and the sale of various gas wells that occurred throughout both periods. Further details regarding the Company's capital expenditures are set forth below.

	Nine Months Ended September 30,
	2021	2020	Change
Building and Infrastructure	$47	$31	$16
Equipment Purchases and Rebuilds	38	21	17
Solid Waste Disposal Project	12	12	—
IS&T Infrastructure	2	1	1
Other	4	1	3
Total Capital Expenditures	$103	$66	$37

Cash flows from financing activities increased $63 million in the period-to-period comparison, primarily driven by the receipt of $75 million in proceeds loaned to the Company from the issuance of Pennsylvania Economic Development Financing Authority tax-exempt solid waste disposal revenue bonds during the nine months ended September 30, 2021. This was offset, in part, by an increase in net payments on indebtedness in the period-to-period comparison due to the Company's ongoing de-leveraging efforts.

Senior Secured Credit Facilities

In November 2017, the Company entered into a revolving credit facility with PNC Bank, N.A. with commitments up to $300 million (the “Revolving Credit Facility”), a Term Loan A Facility of up to $100 million (the “TLA Facility”) and a Term Loan B Facility of up to $400 million (the “TLB Facility”, and together with the Revolving Credit Facility and the TLA Facility, the “Senior Secured Credit Facilities”). On March 28, 2019, the Company amended the Senior Secured Credit Facilities to increase the borrowing commitment of the Revolving Credit Facility to $400 million and reallocate the principal amounts outstanding under the TLA Facility and the TLB Facility. On March 29, 2021, the Company amended the Senior Secured Credit Facilities to revise the negative covenant with respect to other indebtedness to allow the Company to incur obligations under the tax-exempt solid waste disposal revenue bonds. On June 5, 2020, the Company amended the Senior Secured Credit Facilities (the “amendment”) to provide eight quarters of financial covenant relaxation, effect an increase in the rate at which borrowings under the Revolving Credit Facility and the TLA Facility bear interest, and add an anti-cash hoarding provision. Borrowings under the Company's Senior Secured Credit Facilities bear interest at a floating rate which can be, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) an alternate base rate plus an applicable margin. The applicable margin for the Revolving Credit Facility and TLA Facility depends on the total net leverage ratio, whereas the applicable margin for the TLB Facility is fixed. The amendment increased the applicable margin by 50 basis points on both the Revolving Credit Facility and the TLA Facility. The maturity date of the Revolving Credit and TLA Facilities is March 28, 2023. The TLB Facility's maturity date is September 28, 2024. In June 2019, the TLA Facility began amortizing in equal quarterly installments of (i) 3.75% of the original principal amount thereof, for four consecutive quarterly installments commencing with the quarter ended June 30, 2019, (ii) 6.25% of the original principal amount thereof for the subsequent eight quarterly installments commencing with the quarter ended June 30, 2020 and (iii) 8.75% of the original principal amount thereof for the quarterly installments thereafter, with the remaining balance due at final maturity. In June 2019, the TLB Facility began amortizing in equal quarterly installments in an amount equal to 0.25% per annum of the amended principal amount thereof, with the remaining balance due at final maturity.

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

The Revolving Credit Facility and the TLA Facility also include financial covenants, including (i) a maximum first lien gross leverage ratio, (ii) a maximum total net leverage ratio, and (iii) a minimum fixed charge coverage ratio. The maximum first lien gross leverage ratio is calculated as the ratio of Consolidated First Lien Debt to Consolidated EBITDA. Consolidated EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations, non-cash charges related to legacy employee liabilities and gains and losses on debt extinguishment, and subtracts cash payments related to legacy employee liabilities. The maximum total net leverage ratio is calculated as the ratio of Consolidated Indebtedness, minus Cash on Hand, to Consolidated EBITDA. The minimum fixed charge coverage ratio is calculated as the ratio of Consolidated EBITDA to Consolidated Fixed Charges. Consolidated Fixed Charges, as used in the covenant calculation, include cash interest payments, cash payments for income taxes, scheduled debt repayments, dividends paid, and Maintenance Capital Expenditures. The amendment revised the financial covenants applicable to the Revolving Credit Facility and the TLA Facility relating to the maximum first lien gross leverage ratio, the maximum total net leverage ratio and the minimum fixed charge coverage ratio, so that for the fiscal quarters ending June 30, 2020 through March 31, 2021, the maximum first lien gross leverage ratio shall be 2.50 to 1.00, the maximum total net leverage ratio shall be 3.75 to 1.00, and the minimum fixed charge coverage ratio shall be 1.00 to 1.00; for the fiscal quarters ending June 30, 2021 through September 30, 2021, the maximum first lien gross leverage ratio shall be 2.25 to 1.00 and the maximum total net leverage ratio shall be 3.50 to 1.00; for the fiscal quarters ending June 30, 2021 through March 31, 2022, the minimum fixed charge coverage ratio shall be 1.05 to 1.00; for the fiscal quarters ending December 31, 2021 through March 31, 2022, the maximum first lien gross leverage ratio shall be 2.00 to 1.00 and the maximum total net leverage ratio shall be 3.25 to 1.00; and for the fiscal quarters ending on or after June 30, 2022, the maximum first lien gross leverage ratio shall be 1.75 to 1.00, the maximum total net leverage ratio shall be 2.75 to 1.00 and the minimum fixed charge coverage ratio shall be 1.10 to 1.00. The Company's maximum first lien gross leverage ratio was 1.12 to 1.00 at September 30, 2021. The Company's maximum total net leverage ratio was 1.64 to 1.00 at September 30, 2021. The Company's minimum fixed charge coverage ratio was 1.67 to 1.00 at September 30, 2021. Accordingly, the Company was in compliance with all of its financial covenants under the Senior Secured Credit Facilities as of September 30, 2021.

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

At September 30, 2021, there were no borrowings outstanding under the Revolving Credit Facility and the facility is currently only used for providing letters of credit, with $160 million of letters of credit outstanding, leaving $240 million of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.

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

At September 30, 2021, eligible accounts receivable totaled approximately $24 million. At September 30, 2021, the facility had no outstanding borrowings and $24 million of letters of credit outstanding, leaving no unused capacity. Costs associated with the receivables facility totaled $283 thousand for the three months ended September 30, 2021. These costs have been recorded as financing fees which are included in Operating and Other Costs in the Consolidated Statements of Income. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.

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

The Indenture contains covenants that limit the ability of the Company and the Guarantors, to (i) incur, assume or guarantee additional indebtedness or issue preferred stock; (ii) create liens to secure indebtedness; (iii) declare or pay dividends on the Company’s common stock, redeem stock or make other distributions to the Company’s stockholders; (iv) make certain investments; (v) restrict dividends, loans or other asset transfers from the Company’s restricted subsidiaries; (vi) merge or consolidate, or sell, transfer, lease or dispose of substantially all of the Company’s assets; (vii) sell or otherwise dispose of certain assets, including equity interests in subsidiaries; (viii) enter into transactions with affiliates; and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If the Second Lien Notes achieve an investment grade rating from both Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. and no default under the Indenture exists, many of the foregoing covenants will terminate and cease to apply. The Indenture also contains customary events of default, including (i) default for 30 days in the payment when due of interest on the Notes; (ii) default in payment when due of principal or premium, if any, on the Notes at maturity, upon redemption or otherwise; (iii) covenant defaults; (iv) cross-defaults to certain indebtedness, and (v) certain events of bankruptcy or insolvency with respect to the Company or any of the Guarantors. If an event of default occurs and is continuing, the Trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Second Lien Notes may declare all the Notes to be due and payable immediately. If an event of default arises from certain events of bankruptcy or insolvency, with respect to the Company, any restricted subsidiary of the Company that is a significant subsidiary or any group of restricted subsidiaries of the Company that, taken together, would constitute a significant subsidiary, all outstanding Second Lien Notes will become due and payable immediately without further action or notice.

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

Debt

At September 30, 2021, CONSOL Energy had total long-term debt and finance lease obligations of $682 million outstanding, including the current portion of long-term debt of $47 million. This long-term debt consisted of:

•

An aggregate principal amount of $263 million in connection with the TLB Facility, due in September 2024, less $1 million of unamortized discount. Borrowings under the TLB Facility bear interest at a floating rate.

•	An aggregate principal amount of $149 million of 11.00% Senior Secured Second Lien Notes due in November 2025. Interest on the notes is payable May 15 and November 15 of each year.
•

An aggregate principal amount of $103 million of industrial revenue bonds which were issued to finance the Baltimore port facility, which bear interest at 5.75% per annum and mature in September 2025. Interest on the industrial revenue bonds is payable March 1 and September 1 of each year. Payment of the principal and interest on the notes is guaranteed by CONSOL Energy.

•	An aggregate principal amount of $75 million of tax-exempt solid waste disposal revenue bonds, which were issued to finance the ongoing expansion of the coal refuse disposal area at the Bailey Preparation Plant, which bear interest at 9.00% per annum for an initial term of seven years and mature in April 2051. Interest on the tax-exempt solid waste disposal revenue bonds is payable on February 1 and August 1 of each year.
•	An aggregate principal amount of $41 million in connection with the TLA Facility, due in March 2023. Borrowings under the TLA Facility bear interest at a floating rate.
•	An aggregate principal amount of $48 million of finance leases with a weighted average interest rate of 6.09%.
•	An aggregate principal amount of $2 million of asset-backed financing arrangements due in September 2024 at an interest rate of 3.61%.
•	Advance royalty commitments of $2 million with a weighted average interest rate of 13.68% per annum.

At September 30, 2021, CONSOL Energy had no borrowings outstanding and approximately $160 million of letters of credit outstanding under the $400 million senior secured Revolving Credit Facility. At September 30, 2021, CONSOL Energy had no borrowings outstanding and approximately $24 million of letters of credit outstanding under the $100 million Securitization Facility.

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

During the nine months ended September 30, 2021, the Company spent approximately $17 million to retire $18 million of its 11.00% Senior Secured Second Lien Notes due 2025, which continued to trade below par value. No shares of common stock were repurchased under this program during the nine months ended September 30, 2021.

Total Equity and Dividends

Total equity attributable to CONSOL Energy was $485 million at September 30, 2021 and $554 million at December 31, 2020. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.

The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy's Board of Directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CONSOL Energy's financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. The Company's Senior Secured Credit Facilities limit CONSOL Energy's ability to pay dividends up to $25 million annually, which increases to $50 million annually when the Company's total net leverage ratio is less than 1.50 to 1.00 and subject to an aggregate amount up to a cumulative credit calculation set forth in the facilities, with additional conditions of no outstanding borrowings and no more than $200 million of outstanding letters of credit on the Revolving Credit Facility, and the total net leverage ratio shall not be greater than 2.00 to 1.00. The total net leverage ratio was 1.64 to 1.00 and the cumulative credit was approximately $190 million at September 30, 2021. The cumulative credit starts with $50 million and builds with excess cash flow commencing in 2018. The Senior Secured Credit Facilities do not permit dividend payments in the event of default. The Indenture to the 11.00% Senior Secured Second Lien Notes limits dividends when the Company's total net leverage ratio exceeds 2.00 to 1.00 and limits dividends to an amount not to exceed an annual rate of 4.0% of the quoted public market value per share of such common stock at the time of the declaration. The Indenture does not permit dividend payments in the event of default.

Off-Balance Sheet Arrangements

CONSOL Energy does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on CONSOL Energy’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Consolidated Financial Statements in this Form 10-Q. CONSOL Energy participates in the United Mine Workers of America (the “UMWA”) Combined Benefit Fund and the UMWA 1992 Benefit Plan which generally accepted accounting principles recognize on a pay-as-you-go basis. These benefit arrangements may result in additional liabilities that are not recognized on the Consolidated Balance Sheet at September 30, 2021. The various multi-employer benefit plans are discussed in Note 17—Other Employee Benefit Plans in the Notes to the Consolidated Financial Statements in Item 8 of the December 31, 2020 Form 10-K. CONSOL Energy's total contributions under the Coal Industry Retiree Health Benefit Act of 1992 were $1,232 and $1,373 for the three months ended September 30, 2021 and 2020, respectively. CONSOL Energy's total contributions under the Coal Industry Retiree Health Benefit Act of 1992 were $3,687 and $4,110 for the nine months ended September 30, 2021 and 2020, respectively. Based on available information at December 31, 2020, CONSOL Energy's obligation for the UMWA Combined Benefit Fund and 1992 Benefit Plan is estimated to be approximately $56,039. CONSOL Energy also uses a combination of surety bonds, corporate guarantees and letters of credit to secure its financial obligations for employee-related, environmental, performance and various other items which are not reflected on the Consolidated Balance Sheet at September 30, 2021. Management believes these items will expire without being funded. See Note 14—Commitments and Contingent Liabilities in the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CONSOL Energy.

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

•	a loss of our competitive position because of the competitive nature of coal industries, or a loss of our competitive position because of overcapacity in these industries impairing our profitability;
•	foreign currency fluctuations that could adversely affect the competitiveness of our coal abroad;
•	recent action and the possibility of future action on trade made by U.S. and foreign governments;
•	the risks related to our production being sold in international markets;
•	coal users switching to other fuels in order to comply with various environmental standards related to coal combustion emissions;
•	the impact of potential, as well as any adopted, regulations to address climate change, including any relating to greenhouse gas emissions, on our operating costs as well as on the market for coal;
•	the effects of litigation seeking to hold energy companies accountable for the effects of climate change;
•	the effects of government regulation on the discharge into the water or air, and the disposal and clean-up of, hazardous substances and wastes generated during our coal operations;
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

•

the potential effects of receiving low sustainability scores or high risk ratings associated with ESG assessments conducted by independent third parties, which potentially results in the exclusion of our securities from consideration by certain investment funds and a negative perception by investors;

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as set forth below, the Company's exposures to market risk have not materially changed since December 31, 2020. Please see these quantitative and qualitative disclosures about market risk in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2020.

Commodity Price Risk

CONSOL Energy is exposed to market price risk in the normal course of selling coal. CONSOL Energy sells coal in the spot market and under both short-term and multi-year contracts that may contain base prices subject to preestablished price adjustments that reflect (i) variances in the quality characteristics of coal delivered to the customer beyond threshold quality characteristics specified in the applicable sales contract, (ii) the actual calorific value of coal delivered to the customer, and/or (iii) changes in electric power prices in the markets in which the Company's customers operate, as adjusted for any factors set forth in the applicable contract. CONSOL Energy has established risk management policies and procedures to strengthen the internal control environment of the marketing of commodities produced from its asset base.

CONSOL Energy's market risk strategy incorporates fundamental risk management tools to assess market price risk and establish a framework in which management can maintain a portfolio of transactions within pre-defined risk parameters.

During the second quarter of 2021, the Company initiated a targeted commodity price hedging strategy. The Company has sought to utilize these swap arrangements to mitigate pricing volatility inherent in a portion of the Company’s 2022 physical contracts, related to variable pricing and the Company’s spot export business, and secure future cash flows for export sales. The commodity market volatility has increased as demonstrated by significant market pricing increases throughout the second and third quarters of 2021. Mark-to-market unrealized losses during the three and nine months ended September 30, 2021 were $147,306 and $168,743, respectively. A hypothetical $1 increase to the indexed commodity price would decrease pre-tax earnings by $2 million.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy's principal executive officer and principal financial officer, evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CONSOL Energy's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2021 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy's management, including CONSOL Energy's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of the Company's equity securities during the three months ended September 30, 2021. Since the December 2017 inception of the Company's current stock and debt repurchase program, CONSOL Energy Inc.'s Board of Directors has approved a $320 million stock and debt repurchase program, which terminates on December 31, 2022. As of November 2, 2021, approximately $127 million remained available under the stock and debt repurchase program. The program does not obligate CONSOL Energy to acquire any particular amount of its common stock or notes, and can be modified or suspended at any time at the Company’s discretion. See Note 19 - Stock and Debt Repurchases in the Notes to the Consolidated Financial Statements in Item 1 of this Form 10-Q for more information.

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

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibits	Description	Method of Filing

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

95	Mine Safety and Health Administration Safety Data	Filed herewith

101	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2021, furnished in Inline XBRL)	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL)	Contained in Exhibit 101

*Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOL ENERGY INC.

November 2, 2021	By:	/s/ JAMES A. BROCK
James A. Brock
Director, Chief Executive Officer and President (Principal Executive Officer)

November 2, 2021	By:	/s/ MITESHKUMAR B. THAKKAR
Miteshkumar B. Thakkar
Chief Financial Officer (Principal Financial Officer)

November 2, 2021	By:	/s/ JOHN M. ROTHKA
John M. Rothka
Chief Accounting Officer (Principal Accounting Officer)