Form 10-Q
period 2022-03-31
CONSOL Energy Inc.
filed 2022-05-03
CIK 1710366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________________

FORM 10-Q

__________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2022

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

275 Technology Drive Suite 101

Canonsburg, PA 15317-9565

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

CONSOL Energy Inc. had 34,814,486 shares of common stock, $0.01 par value, outstanding at April 22, 2022.

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

ITEM 1.    FINANCIAL STATEMENTS

CONSOL ENERGY INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
Revenue and Other Income:	2022	2021
Coal Revenue	$476,368	$285,535
Terminal Revenue	21,397	18,212
Freight Revenue	38,389	27,013
Loss on Commodity Derivatives, net	(188,154)	—
Miscellaneous Other Income	4,348	3,189
Gain on Sale of Assets	6,181	8,202
Total Revenue and Other Income	358,529	342,151
Costs and Expenses:
Operating and Other Costs	218,535	185,110
Depreciation, Depletion and Amortization	55,954	59,897
Freight Expense	38,389	27,013
Selling, General and Administrative Costs	37,149	23,964
Loss (Gain) on Debt Extinguishment	2,122	(683)
Interest Expense, net	14,352	15,261
Total Costs and Expenses	366,501	310,562
(Loss) Earnings Before Income Tax	(7,972)	31,589
Income Tax (Benefit) Expense	(3,522)	5,185
Net (Loss) Income	$(4,450)	$26,404

(Loss) Earnings per Share:
Total Basic (Loss) Earnings per Share	$(0.13)	$0.77
Total Dilutive (Loss) Earnings per Share	$(0.13)	$0.75

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net (Loss) Income	$(4,450)	$26,404

Other Comprehensive Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: ($508), (1,164))	1,525	3,360
Unrealized Gain on Cash Flow Hedges (Net of tax: ($130), ($144))	391	414
Other Comprehensive Income	1,916	3,774

Comprehensive (Loss) Income	$(2,534)	$30,178

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	(Unaudited)
	March 31,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and Cash Equivalents	$222,901	$149,913
Restricted Cash - Current	33,854	32,605
Accounts and Notes Receivable
Trade Receivables, net	178,446	104,099
Other Receivables, net	11,342	11,631
Inventories	58,798	62,876
Prepaid Expenses and Other Current Assets	23,051	25,216
Total Current Assets	528,392	386,340
Property, Plant and Equipment:
Property, Plant and Equipment	5,293,905	5,250,805
Less - Accumulated Depreciation, Depletion and Amortization	3,323,580	3,272,255
Total Property, Plant and Equipment—Net	1,970,325	1,978,550
Other Assets:
Deferred Income Taxes	61,452	57,011
Right of Use Asset - Operating Leases	22,333	21,956
Restricted Cash - Non-current	12,253	15,688
Salary Retirement	44,011	38,947
Other Noncurrent Assets, net	76,194	75,025
Total Other Assets	216,243	208,627
TOTAL ASSETS	$2,714,960	$2,573,517

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	(Unaudited)
	March 31,	December 31,
	2022	2021
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$109,454	$80,343
Current Portion of Long-Term Debt	62,321	57,332
Operating Lease Liability, Current Portion	8,271	6,682
Commodity Derivatives	200,185	52,204
Other Accrued Liabilities	247,188	248,671
Total Current Liabilities	627,419	445,232
Long-Term Debt:
Long-Term Debt	534,902	568,052
Finance Lease Obligations	21,990	26,598
Total Long-Term Debt	556,892	594,650
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	327,352	329,659
Pneumoconiosis Benefits	201,800	203,473
Asset Retirement Obligations	211,427	210,718
Workers’ Compensation	57,621	58,148
Salary Retirement	25,876	26,013
Operating Lease Liability	14,062	15,274
Other Noncurrent Liabilities	24,103	17,537
Total Deferred Credits and Other Liabilities	862,241	860,822
TOTAL LIABILITIES	2,046,552	1,900,704

Stockholders' Equity:
Common Stock, $0.01 Par Value; 62,500,000 Shares Authorized, 34,814,486 Shares Issued and Outstanding at March 31, 2022; 34,480,181 Shares Issued and Outstanding at December 31, 2021	348	345
Capital in Excess of Par Value	645,071	646,945
Retained Earnings	276,510	280,960
Accumulated Other Comprehensive Loss	(253,521)	(255,437)
TOTAL EQUITY	668,408	672,813
TOTAL LIABILITIES AND EQUITY	$2,714,960	$2,573,517

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
December 31, 2021	$345	$646,945	$280,960	$(255,437)	$672,813
(Unaudited)
Net Loss	—	—	(4,450)	—	(4,450)
Actuarially Determined Long-Term Liability Adjustments (Net of $508 Tax)	—	—	—	1,525	1,525
Interest Rate Hedge (Net of $130 Tax)	—	—	—	391	391
Comprehensive (Loss) Income	—	—	(4,450)	1,916	(2,534)
Issuance of Common Stock	3	(3)	—	—	—
Amortization of Stock-Based Compensation Awards	—	4,201	—	—	4,201
Shares Withheld for Taxes	—	(6,072)	—	—	(6,072)
March 31, 2022	$348	$645,071	$276,510	$(253,521)	$668,408

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
December 31, 2020	$340	$642,887	$246,850	$(336,558)	$553,519
(Unaudited)
Net Income	—	—	26,404	—	26,404
Actuarially Determined Long-Term Liability Adjustments (Net of $1,164 Tax)	—	—	—	3,360	3,360
Interest Rate Hedge (Net of $144 Tax)	—	—	—	414	414
Comprehensive Income	—	—	26,404	3,774	30,178
Issuance of Common Stock	4	(4)	—	—	—
Amortization of Stock-Based Compensation Awards	—	1,509	—	—	1,509
Shares Withheld for Taxes	—	(2,072)	—	—	(2,072)
CCR Merger	—	(266)	—	197	(69)
March 31, 2021	$344	$642,054	$273,254	$(332,587)	$583,065

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net (Loss) Income	$(4,450)	$26,404
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	55,954	59,897
Gain on Sale of Assets	(6,181)	(8,202)
Stock-Based Compensation	4,201	1,509
Amortization of Debt Issuance Costs	2,020	2,140
Loss (Gain) on Debt Extinguishment	2,122	(683)
Unrealized Mark-to-Market Loss on Commodity Derivative Instruments	101,902	—
Deferred Income Taxes	(5,078)	5,185
Equity in Earnings of Affiliates	162	206
Changes in Operating Assets:
Accounts and Notes Receivable	(74,050)	(5,764)
Inventories	4,078	475
Prepaid Expenses and Other Assets	2,165	1,620
Changes in Other Assets	(5,582)	(1,459)
Changes in Operating Liabilities:
Accounts Payable	23,456	(73)
Other Operating Liabilities	45,196	9,242
Changes in Other Liabilities	2,292	(12,501)
Net Cash Provided by Operating Activities	148,207	77,996
Cash Flows from Investing Activities:
Capital Expenditures	(36,643)	(13,800)
Proceeds from Sales of Assets	6,478	8,488
Other Investing Activity	(1,329)	(182)
Net Cash Used in Investing Activities	(31,494)	(5,494)
Cash Flows from Financing Activities:
Payments on Finance Lease Obligations	(6,328)	(8,498)
Payments on Term Loan A	(6,250)	(6,250)
Payments on Term Loan B	(687)	(5,536)
Payments on Second Lien Notes	(26,387)	(9,338)
Payments on Asset-Backed Financing	(187)	(181)
Shares Withheld for Taxes	(6,072)	(2,072)
Net Cash Used in Financing Activities	(45,911)	(31,875)
Net Increase in Cash and Cash Equivalents and Restricted Cash	70,802	40,627
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	198,206	50,850
Cash and Cash Equivalents and Restricted Cash at End of Period	$269,008	$91,477

Cash and Cash Equivalents	$222,901	$91,174
Restricted Cash - Current	33,854	303
Restricted Cash - Non-current	12,253	—
Cash and Cash Equivalents and Restricted Cash at End of Period	$269,008	$91,477

Non-Cash Investing and Financing Activities:
Finance Lease	$4,166	$8,226

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for future periods.

The Consolidated Balance Sheet at December 31, 2021 has been derived from the Audited Consolidated Financial Statements at that date but does not include all disclosures required by GAAP. This Form 10-Q report should be read in conjunction with CONSOL Energy Inc.'s Annual Report on Form 10-K for the year ended December 31, 2021.

All dollar amounts discussed in these Notes to Consolidated Financial Statements are in thousands of U.S. dollars, except for per unit amounts, and unless otherwise indicated.

Basis of Consolidation

The Consolidated Financial Statements include the accounts of CONSOL Energy Inc. and its wholly-owned and majority-owned and/or controlled subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Recent Accounting Pronouncements

In  March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02 - Financial Instruments—Credit Losses (Topic 326). The amendments in this update eliminate the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The amendments in this update require that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Management is currently evaluating the impact of this guidance, but does not expect this update to have a material impact on the Company's financial statements.

In  October 2021, the FASB issued ASU 2021-08 - Business Combinations (Topic 805). The amendments in this update apply to all entities that enter into a business combination within the scope of Subtopic 805-10, Business Combinations—Overall. The amendments in this update require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The amendments in this update do not affect the accounting for other assets or liabilities that  may arise from revenue contracts with customers in accordance with Topic 606. The amendments in this update are effective for fiscal years beginning after  December 15, 2022, including interim periods within those fiscal years. Management is currently evaluating the impact of this guidance, but does not expect this update to have a material impact on the Company's financial statements.

In  May 2021, the FASB issued ASU 2021-04 - Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The amendments in this update affect all entities that issue freestanding written call options that are classified in equity. Specifically, the amendments affect those entities when a freestanding equity-classified written call option is modified or exchanged and remains equity classified after the modification or exchange. The amendments that relate to the recognition and measurement of EPS for certain modifications or exchanges of freestanding equity-classified written call options affect entities that present EPS in accordance with the guidance in Topic 260, Earnings Per Share. The amendments in this update are effective for fiscal years beginning after  December 15, 2021, including interim periods within those fiscal years. The Company adopted this guidance in the three months ended March 31, 2022, and there was no material impact on the Company's financial statements.

Earnings per Share

Basic earnings per share are computed by dividing net (loss) income by the weighted average number of shares outstanding during the reporting period. Dilutive earnings per share are computed similarly to basic earnings per share, except that the weighted average number of shares outstanding is increased to include additional shares from restricted stock units and performance share units, if dilutive. The number of additional shares is calculated by assuming that outstanding restricted stock units and performance share units were released, and that the proceeds from such activities, as applicable, were used to acquire shares of common stock at the average market price during the reporting period.

The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive:

	Three Months Ended
	March 31,
	2022	2021
Anti-Dilutive Restricted Stock Units	952,942	61,650
Anti-Dilutive Performance Share Units	94,904	—
	1,047,846	61,650

The computations for basic and dilutive (loss) earnings per share are as follows:

	Three Months Ended
Dollars in thousands, except per share data	March 31,
	2022	2021
Numerator:
Net (Loss) Income	$(4,450)	$26,404

Denominator:
Weighted-average shares of common stock outstanding	34,660,713	34,206,632
Effect of dilutive shares*	—	837,450
Weighted-average diluted shares of common stock outstanding	34,660,713	35,044,082

(Loss) Earnings per Share:
Basic	$(0.13)	$0.77
Dilutive	$(0.13)	$0.75

*During periods in which the Company incurs a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of all equity awards is anti-dilutive.

As of March 31, 2022, CONSOL Energy has 500,000 shares of preferred stock authorized, none of which are issued or outstanding.

Reclassifications

Certain amounts in prior periods have been reclassified to conform with the report classifications of the current period, including the reclassification of the current portion of the Company's commodity derivatives liability, previously included in Other Accrued Liabilities on the Consolidated Balance Sheets. This reclassification had no effect on previously reported total assets, net income, stockholders' equity or cash flows from operating activities.

NOTE 2—REVENUE FROM CONTRACTS WITH CUSTOMERS:

The following tables disaggregate CONSOL Energy's revenue from contracts with customers to depict how the nature, amount, timing and uncertainty of the Company's revenues and cash flows are affected by economic factors:

	Three Months Ended March 31, 2022
	Domestic	Export	Total
Power Generation	$223,500	$120,441	$343,941
Industrial	1,944	97,549	99,493
Metallurgical	—	32,934	32,934
Total Coal Revenue	225,444	250,924	476,368
Terminal Revenue			21,397
Freight Revenue			38,389
Total Revenue from Contracts with Customers			$536,154

	Three Months Ended March 31, 2021
	Domestic	Export	Total
Power Generation	$155,310	$33,131	$188,441
Industrial	2,836	80,574	83,410
Metallurgical	1,070	12,614	13,684
Total Coal Revenue	159,216	126,319	285,535
Terminal Revenue			18,212
Freight Revenue			27,013
Total Revenue from Contracts with Customers			$330,760

Coal Revenue

The Company has disaggregated its coal revenue, derived from the PAMC and Itmann operations, between domestic and export revenues, as well as industrial, power generation and metallurgical markets. Domestic coal revenue tends to be derived from contracts that typically have a term of one year or longer and the pricing is typically fixed. Export coal revenue tends to be derived from spot or shorter-term contracts with pricing determined closer to the time of shipment or based on a market index; however, the Company has recently begun to secure several long-term export contracts with varying pricing arrangements. Coal revenue derived from the Itmann operations consists primarily of metallurgical coal sales, while coal revenue derived from the PAMC services all markets due to the nature of its coal quality characteristics.

CONSOL Energy's coal revenue is generally recognized when title passes to the customer and the price is fixed and determinable. Generally, title passes when coal is loaded at the central preparation facility, at terminal locations or other customer destinations. The Company's coal contract revenue per ton is fixed and determinable based upon either fixed forward pricing or pricing derived from established indices and adjusted for nominal quality characteristics. Some coal contracts also contain positive electric power price-related adjustments, which represent market-driven price adjustments, wherein no additional value is exchanged, in addition to a fixed base price per ton. The Company’s coal contracts generally do not allow for retroactive adjustments to pricing after title to the coal has passed and typically do not have significant financing components.

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

While CONSOL Energy does, from time to time, experience costs of obtaining coal customer contracts with amortization periods greater than one year, those costs are generally immaterial to the Company's net income. At March 31, 2022 and December 31, 2021, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. As of and for the three months ended March 31, 2022 and 2021, the Company has not recognized any amortization of previously existing capitalized costs of obtaining customer contracts. Further, the Company has not recognized any coal revenue in the current period that is not a result of current period performance.

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

The CONSOL Marine Terminal does not normally experience material costs of obtaining customer contracts with amortization periods greater than one year. At March 31, 2022 and December 31, 2021, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. As of and for the three months ended March 31, 2022 and 2021, the Company has not recognized any amortization of previously existing capitalized costs of obtaining Terminal customer contracts. Further, the Company has not recognized any revenue in the current period that is not a result of current period performance.

Freight Revenue

Some of CONSOL Energy's coal contracts require that the Company sell its coal at locations other than its central preparation plant. The cost to transport the Company's coal to the ultimate sales point is passed through to the Company's customers and CONSOL Energy recognizes the freight revenue equal to the transportation costs when title of the coal passes to the customer.

Contract Balances

Contract assets are recorded separately from trade receivables in the Company's Consolidated Balance Sheets and are reclassified to trade receivables as title passes to the customer and the Company's right to consideration becomes unconditional. Payments for coal shipments are typically due within two to four weeks from the invoice date. CONSOL Energy typically does not have material contract assets that are stated separately from trade receivables since the Company's performance obligations are satisfied as control of the goods or services passes to the customer, thereby granting the Company an unconditional right to receive consideration. Contract liabilities relate to consideration received in advance of the satisfaction of the Company's performance obligations. Contract liabilities are recognized as revenue at the point in time when control of the goods passes to the customer, or over time when services are provided.

NOTE 3—MISCELLANEOUS OTHER INCOME:

	Three Months Ended March 31,
	2022	2021
Interest Income	$1,329	$858
Royalty Income - Non-Operated Coal	1,062	1,601
Property Easements and Option Income	714	98
Rental Income	460	215
Other	783	417
Miscellaneous Other Income	$4,348	$3,189

NOTE 4—COMPONENTS OF PENSION AND OTHER POST-EMPLOYMENT BENEFIT (OPEB) PLANS NET PERIODIC BENEFIT COSTS:

The components of Net Periodic Benefit (Credit) Cost are as follows:

	Pension Benefits		Other Post-Employment Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Service Cost	$302	$279	$—	$—
Interest Cost	4,135	3,550	1,974	1,818
Expected Return on Plan Assets	(9,319)	(10,542)	—	—
Amortization of Prior Service Credits	—	—	(601)	(601)
Amortization of Actuarial Loss	758	1,367	879	1,629
Net Periodic Benefit (Credit) Cost	$(4,124)	$(5,346)	$2,252	$2,846

(Credits) expenses related to pension and other post-employment benefits are reflected in Operating and Other Costs in the Consolidated Statements of Income.

NOTE 5—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:

The components of Net Periodic Benefit Cost are as follows:

	CWP		Workers' Compensation
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Service Cost	$726	$1,115	$1,230	$1,059
Interest Cost	1,265	1,178	342	282
Amortization of Actuarial Loss (Gain)	1,060	2,091	(105)	(45)
State Administrative Fees and Insurance Bond Premiums	—	—	437	468
Net Periodic Benefit Cost	$3,051	$4,384	$1,904	$1,764

Expenses related to CWP and workers’ compensation are reflected in Operating and Other Costs in the Consolidated Statements of Income.

NOTE 6—INCOME TAXES:

The Company recorded its provision for income taxes for the three months ended March 31, 2022 of ($3,522), or 44.2% of earnings before income taxes, based on its annual estimated income tax rate adjusted for discrete items. The effective tax rate for the three months ended March 31, 2022 differs from the U.S. federal statutory rate of 21%, primarily due to $2,295 of discrete tax benefits related to equity compensation, as well as effective tax rate impacts of excess percentage depletion and foreign derived intangible income, partially offset by compensation.

The provision for income taxes for the three months ended March 31, 2021 was $5,185, or 16.4% of earnings before income taxes, based on the actual year-to-date effective rate. The income tax provision for interim periods is generally determined using an estimate of the Company's annual effective tax rate and adjusting for discrete items. However, due to operating activities in 2021 and considering the significant benefit from excess percentage depletion, estimating a reliable annual effective tax rate was difficult as small changes to forecasted results could produce significant changes to the Company's annual effective tax rate. Therefore, the Company determined the actual year-to-date effective tax rate was the best estimate for the reporting period. The effective tax rate for the three months ended March 31, 2021 differed from the U.S. federal statutory rate of 21%, primarily due to $339 of discrete tax expense related to equity compensation, as well as the effective tax rate impacts of excess percentage depletion, partially offset by compensation.

Due to the expectation of taxable income for the year 2022, the Company has recognized a benefit of $937 related to the release of a valuation allowance for state tax net operating losses in its annual effective tax rate for the three months ended March 31, 2022.

The Company is subject to taxation in the United States and its various states, as well as Canada and its various provinces. The Company is subject to examination for the tax periods 2018 through 2021 for federal and state returns.

NOTE 7—CREDIT LOSSES:

Trade receivables are recorded at the invoiced amount and do not bear interest. The Company markets its coal and terminal services to top-performing rail-served power plants in its core market areas. The Company also serves power generation, industrial and metallurgical consumers in international markets. Credit is extended based on an evaluation of a customer's financial condition and a customer's ability to perform its obligations. Trade receivable balances are monitored against approved credit terms. Credit terms are reviewed and adjusted as considered necessary based on changes to a customer's credit profile. If a customer's credit deteriorates, the Company may reduce credit risk exposure by reducing credit terms, obtaining letters of credit, obtaining credit insurance, or requiring pre-payment for shipments.

Other non-trade contractual arrangements consist primarily of overriding royalty agreements and other financial arrangements between the Company and various counterparties. The following table excludes fully reserved receivables associated with certain transactions defined as other non-trade contractual arrangements in the amount of $8,263 at March 31, 2022 and December 31, 2021, as management believes it is probable that these outstanding balances will not be collected. At March 31, 2022, the allowance for credit losses associated with other non-trade contractual arrangements was $12,436 and $3,457, included in Other Receivables, net and Other Noncurrent Assets, net, respectively, on the Consolidated Balance Sheets. At December 31, 2021, the allowance for credit losses associated with other non-trade contractual arrangements was $12,329 and $2,882, included in Other Receivables, net and Other Noncurrent Assets, net, respectively, on the Consolidated Balance Sheets.

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

	Trade Receivables	Other Non-Trade Contractual Arrangements

Beginning Balance, December 31, 2021	$4,597	$6,948
Provision for expected credit losses	1,348	682
Ending Balance, March 31, 2022	$5,945	$7,630

NOTE 8—INVENTORIES:

Inventory components consist of the following:

	March 31,	December 31,
	2022	2021
Coal	$9,735	$12,078
Supplies	49,063	50,798
Total Inventories	$58,798	$62,876

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

Pursuant to the securitization facility, CONSOL Thermal Holdings LLC, an indirect, wholly-owned subsidiary of the Company, sells current and future trade receivables to CONSOL Pennsylvania Coal Company LLC, a wholly-owned subsidiary of the Company. CONSOL Marine Terminals LLC, a wholly-owned subsidiary of the Company, and CONSOL Pennsylvania Coal Company LLC sell and/or contribute current and future trade receivables (including receivables sold to CONSOL Pennsylvania Coal Company LLC by CONSOL Thermal Holdings LLC) to CONSOL Funding LLC, a wholly-owned subsidiary of the Company (the “SPV”). The SPV, in turn, pledges its interests in the receivables to PNC Bank, N.A., which either makes loans or issues letters of credit on behalf of the SPV. The maximum amount of advances and letters of credit outstanding under the securitization facility may not exceed $100 million.

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

At March 31, 2022, the Company's eligible accounts receivable yielded $29,858 of borrowing capacity. At March 31, 2022, the facility had no outstanding borrowings and $29,681 of letters of credit outstanding, leaving available borrowing capacity of $177. At December 31, 2021, the Company's eligible accounts receivable yielded $21,649 of borrowing capacity. At December 31, 2021, the facility had no outstanding borrowings and $21,806 of letters of credit outstanding, leaving no unused capacity. CONSOL Energy posted $157 of cash collateral to secure the difference in the outstanding letters of credit and the eligible accounts receivable. Cash collateral of $157 is included in Restricted Cash - Current in the Consolidated Balance Sheets. Costs associated with the receivables facility totaled $275 and $261 for the three months ended March 31, 2022 and 2021, respectively. These costs have been recorded as financing fees which are included in Operating and Other Costs in the Consolidated Statements of Income. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.

NOTE 10—PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

	March 31,	December 31,
	2022	2021
Plant and Equipment	$3,252,874	$3,213,512
Coal Properties and Surface Lands	876,794	877,271
Airshafts	476,588	473,866
Mine Development	358,909	357,479
Advance Mining Royalties	328,740	328,677
Total Property, Plant and Equipment	5,293,905	5,250,805
Less: Accumulated Depreciation, Depletion and Amortization	3,323,580	3,272,255
Total Property, Plant and Equipment, Net	$1,970,325	$1,978,550

Coal reserves are either owned in fee or controlled by lease. The duration of the leases vary; however, the lease terms are generally extended automatically to the exhaustion of economically recoverable reserves, as long as active mining continues. Coal interests held by lease provide the same rights as fee ownership for mineral extraction and are legally considered real property interests.

As of March 31, 2022 and December 31, 2021, property, plant and equipment includes gross assets under finance leases of $80,225 and $80,232, respectively. Accumulated amortization for finance leases was $36,056 and $34,036 at March 31, 2022 and December 31, 2021, respectively. Amortization expense for assets under finance leases approximated $6,230 and $8,619 for the three months ended March 31, 2022 and 2021, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying Consolidated Statements of Income.

NOTE 11—OTHER ACCRUED LIABILITIES:

	March 31,	December 31,
	2022	2021
Subsidence Liability	$95,059	$93,871
Accrued Compensation and Benefits	47,429	50,146
Accrued Interest	8,866	9,042
Accrued Other Taxes	5,168	5,556
Other	17,693	16,415
Current Portion of Long-Term Liabilities:
Asset Retirement Obligations	27,400	27,400
Postretirement Benefits Other than Pensions	23,452	23,638
Pneumoconiosis Benefits	12,328	12,398
Workers' Compensation	9,793	10,205
Total Other Accrued Liabilities	$247,188	$248,671

NOTE 12—LONG-TERM DEBT:

	March 31,	December 31,
	2022	2021
Debt:
Term Loan B due in September 2024 (Principal of $238,590 and $239,277 less Unamortized Discount of $567 and $687, 4.96% and 4.61% Weighted Average Interest Rate, respectively)	$238,023	$238,590
11.00% Senior Secured Second Lien Notes due November 2025	124,107	149,107
MEDCO Revenue Bonds in Series due September 2025 at 5.75%	102,865	102,865
9.00% PEDFA Solid Waste Disposal Revenue Bonds due April 2028	75,000	75,000
Term Loan A due in March 2023 (5.00% and 5.25% Weighted Average Interest Rate, respectively)	35,000	41,250
Other Asset-Backed Financing Arrangements	1,895	2,082
Advance Royalty Commitments (8.01% Weighted Average Interest Rate)	4,858	4,858
Less: Unamortized Debt Issuance Costs	7,751	9,111
	573,997	604,641
Less: Amounts Due in One Year*	39,095	36,589
Long-Term Debt	$534,902	$568,052

* Excludes current portion of Finance Lease Obligations of $23,226 and $20,743 at March 31, 2022 and December 31, 2021, respectively.

Senior Secured Credit Facilities

In November 2017, CONSOL Energy entered into a revolving credit facility with PNC Bank, N.A. with commitments up to $300,000 (the “Revolving Credit Facility”), a Term Loan A Facility of up to $100,000 (the “TLA Facility”) and a Term Loan B Facility of up to $400,000 (the “TLB Facility”, and together with the Revolving Credit Facility and the TLA Facility, the “Senior Secured Credit Facilities”). On March 28, 2019, the Company amended the Senior Secured Credit Facilities to increase the borrowing commitment of the Revolving Credit Facility to $400,000 and reallocate the principal amounts outstanding under the TLA Facility and the TLB Facility. On June 5, 2020, the Company amended the Senior Secured Credit Facilities (the “amendment”) to provide eight quarters of financial covenant relaxation, effect an increase in the rate at which borrowings under the Revolving Credit Facility and the TLA Facility bear interest, and add an anti-cash hoarding provision. On March 29, 2021, the Company amended the Senior Secured Credit Facilities to revise the negative covenant with respect to other indebtedness to allow the Company to incur obligations under the tax-exempt solid waste disposal revenue bonds. On April 13, 2021, the Pennsylvania Economic Development Financing Authority ("PEDFA") Solid Waste Disposal Revenue Bonds were issued. Borrowings under the Company's Senior Secured Credit Facilities bear interest at a floating rate which can be, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) an alternate base rate plus an applicable margin. The applicable margin for the Revolving Credit Facility and the TLA Facility depends on the total net leverage ratio, whereas the applicable margin for the TLB Facility is fixed. The amendment increased the applicable margin by 50 basis points on both the Revolving Credit Facility and the TLA Facility. The administrative agents of our Senior Secured Credit Facilities, in consultation with CONSOL, will choose a replacement index for LIBOR and the parties will execute an amendment to the facilities. LIBOR tenors of 1-week and 2-month have been discontinued as of December 31, 2021. However, LIBOR will still be published in its current form for the overnight, 1-month, 3-month, 6-month and 12-month tenors with a planned cessation after June 30, 2023. In the event that LIBOR would no longer be a published rate index, the allowable alternative base rate and replacement index may increase the Company's interest costs associated with those facilities. The maturity date of the Revolving Credit and TLA Facilities is March 28, 2023. The TLB Facility's maturity date is September 28, 2024. Obligations under the Senior Secured Credit Facilities are guaranteed by (i) all owners of the PAMC held by the Company, (ii) any other members of the Company’s group that own any portion of the collateral securing the Revolving Credit Facility, and (iii) subject to certain customary exceptions and agreed materiality thresholds, all other existing or future direct or indirect wholly-owned restricted subsidiaries of the Company. The obligations are secured by, subject to certain exceptions (including a limitation of pledges of equity interests in certain subsidiaries and certain thresholds with respect to real property), a first-priority lien on (i) the Company’s interest in the PAMC, (ii) the equity interests in the Partnership held by the Company, (iii) the CONSOL Marine Terminal, (iv) the Itmann Mine and (v) the 1.4 billion tons of Greenfield Reserves and Resources.

The Senior Secured Credit Facilities contain a number of customary affirmative covenants. In addition, the Senior Secured Credit Facilities contain a number of negative covenants, including (subject to certain exceptions) limitations on (among other things): indebtedness, liens, investments, acquisitions, dispositions, restricted payments and prepayments of junior indebtedness. The amendment added additional conditions to be met for the covenants relating to investments in joint ventures, general investments, share repurchases, dividends and repurchases of Second Lien Notes (as defined below). The additional conditions require that the Company have no outstanding borrowings and no more than $200,000 of outstanding letters of credit on the Revolving Credit Facility. Further restrictions apply to investments in joint ventures, share repurchases and dividends that require the Company's total net leverage ratio shall not be greater than 2.00 to 1.00.

The Revolving Credit Facility and the TLA Facility also include covenants relating to (i) a maximum first lien gross leverage ratio, (ii) a maximum total net leverage ratio, and (iii) a minimum fixed charge coverage ratio. The maximum first lien gross leverage ratio is calculated as the ratio of Consolidated First Lien Debt to Consolidated EBITDA. Consolidated EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations, non-cash charges related to legacy employee liabilities and gains and losses on debt extinguishment, and subtracts cash payments related to legacy employee liabilities. The maximum total net leverage ratio is calculated as the ratio of Consolidated Indebtedness, minus Cash on Hand, to Consolidated EBITDA. The minimum fixed charge coverage ratio is calculated as the ratio of Consolidated EBITDA to Consolidated Fixed Charges. Consolidated Fixed Charges, as used in the covenant calculation, include cash interest payments, cash payments for income taxes, scheduled debt repayments, dividends paid and Maintenance Capital Expenditures. The amendment revised the financial covenants applicable to the Revolving Credit Facility and the TLA Facility relating to the maximum first lien gross leverage ratio, maximum total net leverage ratio and minimum fixed charge coverage ratio, so that among other things:

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

The Company's first lien gross leverage ratio was 0.79 to 1.00 at March 31, 2022. The Company's total net leverage ratio was 0.99 to 1.00 at March 31, 2022. The Company's fixed charge coverage ratio was 2.09 to 1.00 at March 31, 2022. Accordingly, the Company was in compliance with all of its financial covenants under the Senior Secured Credit Facilities as of March 31, 2022.

The TLB Facility also includes a financial covenant that requires the Company to repay a certain amount of its borrowings under the TLB Facility within ten business days after the date it files its Annual Report on Form 10-K with the Securities and Exchange Commission if the Company has excess cash flow (as defined in the credit agreement for the Senior Secured Credit Facilities) during the year covered by the applicable Annual Report on Form 10-K. As a result of achieving certain financial metrics as of December 31, 2021, the Company was not required to make an excess cash flow payment with respect to the year ended December 31, 2021. During the three months ended March 31, 2021, CONSOL Energy made the required repayment of $4,848 based on the amount of the Company's excess cash flow as of December 31, 2020. The required repayment is equal to a certain percentage of the Company’s excess cash flow for such year, ranging from 0% to 75% depending on the Company’s total net leverage ratio, less the amount of certain voluntary prepayments made by the Company, if any, under the TLB Facility during such fiscal year.

At March 31, 2022, the Revolving Credit Facility had no borrowings outstanding and $163,626 of letters of credit outstanding, leaving $236,374 of unused capacity. At December 31, 2021, the Revolving Credit Facility had no borrowings outstanding and $169,241 of letters of credit outstanding, leaving $230,759 of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.

Second Lien Notes

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

The only non-guarantor subsidiary of the Senior Secured Credit Facilities is the SPV, which holds the assets pledged to the Accounts Receivable Securitization Facility. The SPV had total assets of $178,726 and $104,548, comprised mainly of $178,446 and $104,099 trade receivables, net, as of March 31, 2022 and December 31, 2021, respectively. Net income attributable to the SPV was $684 and $1,160 for the three months ended March 31, 2022 and 2021, respectively, which primarily reflected intercompany fees related to purchasing the receivables, which are eliminated in the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q. During the three months ended March 31, 2022 and 2021, there were no borrowings or payments under the Accounts Receivable Securitization Facility. See Note 9 - Accounts Receivable Securitization for additional information. All other subsidiaries are guarantors of the Senior Secured Credit Facilities.

During the three months ended March 31, 2022, the Company spent $26,387 to retire $25,000 of its outstanding Second Lien Notes. During the three months ended March 31, 2021, the Company spent $9,338 to retire $10,190 of its outstanding Second Lien Notes and made a required repayment of $4,848 on the TLB Facility (discussed previously). As a result of these transactions, a loss on debt extinguishment of $2,122 and a gain on debt extinguishment of ($683) were realized, which are included in Loss (Gain) on Debt Extinguishment on the accompanying Consolidated Statements of Income for the three months ended March 31, 2022 and 2021, respectively.

PEDFA Bonds

In April 2021, CONSOL Energy borrowed the proceeds received from the sale of tax-exempt bonds issued by PEDFA in an aggregate principal amount of $75,000 (the “PEDFA Bonds”). The PEDFA Bonds bear interest at a fixed rate of 9.00% for an initial term of seven years. The PEDFA Bonds mature on April 1, 2051 but are subject to mandatory purchase by the Company on April 13, 2028, at the expiration of the initial term rate period. The PEDFA Bonds were issued pursuant to an indenture (the “PEDFA Indenture”) dated as of April 1, 2021, by and between PEDFA and Wilmington Trust, N.A., a national banking association, as trustee (the “PEDFA Notes Trustee”). PEDFA made a loan of the proceeds of the PEDFA Bonds to the Company pursuant to a Loan Agreement (the “Loan Agreement”) dated as of April 1, 2021 between PEDFA and the Company. Under the terms of the Loan Agreement, the Company agreed to make all payments of principal, interest and other amounts at any time due on the PEDFA Bonds or under the PEDFA Indenture. PEDFA assigned its rights as lender under the Loan Agreement, excluding certain reserved rights, to the PEDFA Notes Trustee. Certain subsidiaries of the Company (the “PEDFA Notes Guarantors”) executed a Guaranty Agreement (the “Guaranty”) dated as of April 1, 2021 in favor of the PEDFA Notes Trustee, guarantying the obligations of the Company under the Loan Agreement to pay the PEDFA Bonds when and as due. The obligations of the Company under the Loan Agreement and of the PEDFA Notes Guarantors under the Guaranty are secured by second priority liens on substantially all of the assets of the Company and the PEDFA Notes Guarantors on parity with the Second Lien Notes. The Loan Agreement and Guaranty incorporate by reference covenants in the Indenture under which the Second Lien Notes were issued (discussed above).

The Company started a capital construction project on the PAMC coarse refuse disposal area in 2017, which is now funded, in part, by the $75,000 of PEDFA Bond proceeds loaned to the Company. The Company expects to expend these funds over approximately the next two years, as qualified work is completed. During the three months ended March 31, 2022, the Company utilized restricted cash in the amount of $3,031 for qualified expenses. Additionally, the Company had $43,107 and $46,136 in restricted cash at  March 31, 2022 and  December 31, 2021, respectively, associated with this financing that will be used to fund future spending on the coarse refuse disposal area.

Other Indebtedness

The Company is a borrower under an asset-backed financing arrangement related to certain equipment. The equipment, which had an approximate value of $1,895 and $2,082 at  March 31, 2022 and  December 31, 2021, respectively, fully collateralizes the loan. As of March 31, 2022, the total outstanding loan of $1,895 matures in September 2024. The loan had a weighted average interest rate of 3.61% at March 31, 2022 and December 31, 2021.

During the year ended December 31, 2019, the Company entered into interest rate swaps, which effectively converted $150,000 of the TLB Facility's floating interest rate to a fixed interest rate for the twelve months ending December 31, 2020 and 2021, and $50,000 of the TLB Facility's floating interest rate to a fixed interest rate for the twelve months ending December 31, 2022. The interest rate swaps qualify for cash flow hedge accounting treatment and as such, the change in the fair value of the interest rate swaps is recorded on the Company's Consolidated Balance Sheets as an asset or liability. The effective portion of the gains or losses is reported as a component of accumulated other comprehensive loss and the ineffective portion is reported in earnings. At March 31, 2022, the interest rate swap contracts were reflected in the Consolidated Balance Sheets at their fair value of $5, which was recorded in Prepaid Expenses and Other Current Assets. At December 31, 2021, the interest rate swap contracts were reflected in the Consolidated Balance Sheets at their fair value of $517, which was recorded in Other Accrued Liabilities. The fair value of the interest rate swaps reflected unrealized gains of $391 (net of $130 tax) and $414 (net of $144 tax) for the three months ended March 31, 2022 and 2021, respectively. These unrealized gains are included on the Consolidated Statements of Stockholders' Equity as part of accumulated other comprehensive loss, as well as on the Consolidated Statements of Comprehensive Income as unrealized gain on cash flow hedges. Some of the Company's interest rate swaps reached their effective date in the three months ended March 31, 2022 and 2021. As such, losses of $167 and $532 were recognized in interest expense in the Consolidated Statements of Income for the three months ended March 31, 2022 and 2021, respectively. During 2022, notional amounts of $50,000 will become effective. Based on the fair value of the Company's cash flow hedges at March 31, 2022, the Company expects a gain of approximately $159 to be reclassified into earnings in the remaining nine months of 2022.

NOTE 13—COMMITMENTS AND CONTINGENT LIABILITIES:

The Company is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes and other claims and actions arising out of the normal course of business. The Company accrues the estimated loss for these lawsuits and claims when the loss is probable and reasonably estimable. The Company’s estimated accruals related to these pending claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of the Company as of March 31, 2022. It is possible that the aggregate loss in the future with respect to these lawsuits and claims could ultimately be material to the Company’s financial position, results of operations or cash flows; however, such amounts cannot be reasonably estimated. The amount claimed against the Company as of March 31, 2022 is disclosed below when an amount is expressly stated in the lawsuit or claim, which is not often the case.

Fitzwater Litigation: Three nonunion retired coal miners have sued Fola Coal Company LLC, Consolidation Coal Company (“CCC”) and CONSOL of Kentucky Inc. (“COK”) (as well as the Company's former parent) in the U.S. District Court for the Southern District of West Virginia alleging ERISA violations in the termination of retiree health care benefits. The Plaintiffs contend they relied to their detriment on oral statements and promises of “lifetime health benefits” allegedly made by various members of management during Plaintiffs’ employment and that they were allegedly denied access to Summary Plan Documents that clearly reserved to the Company the right to modify or terminate the Retiree Health and Welfare Plan subject to Plaintiffs’ claims. Pursuant to Plaintiffs’ amended complaint filed on April 24, 2017, Plaintiffs request that retiree health benefits be reinstated and seek to represent a class of all nonunion retirees who were associated with AMVEST and COK areas of operation. On October 15, 2019, Plaintiffs’ supplemental motion for class certification was denied on all counts. On July 15, 2020, Plaintiffs filed an interlocutory appeal with the Fourth Circuit Court of Appeals on the Order denying class certification. The Fourth Circuit denied Plaintiffs' appeal on August 14, 2020. On October 1, 2020, the District Court entered a pretrial order setting the trial date, which was held in February 2021. No ruling has been issued by the judge. The Company believes it has a meritorious defense and intends to vigorously defend this suit.

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

United Mine Workers of America 1992 Benefit Plan Litigation: In 2013, Murray Energy and its subsidiaries (“Murray”) entered into a stock purchase agreement (the “Murray sale agreement”) with the Company's former parent pursuant to which Murray acquired the stock of CCC and certain subsidiaries and certain other assets and liabilities. At the time of sale, the liabilities included certain retiree medical liabilities under the Coal Industry Retiree Health Benefit Act of 1992 (“Coal Act”) and certain federal black lung liabilities under the Black Lung Benefits Act (“BLBA”). Based upon information available, the Company estimates that the annual servicing costs of these liabilities are approximately $10 million to $20 million per year for the next ten years. The annual servicing cost would decline each year since the beneficiaries of the Coal Act consist principally of miners who retired prior to 1994. Murray filed for Chapter 11 bankruptcy in October 2019. As part of the bankruptcy proceedings, Murray unilaterally entered into a settlement with the United Mine Workers of America 1992 Benefit Plan (the “1992 Benefit Plan”) to transfer retirees in the Murray Energy Section 9711 Plan to the 1992 Benefit Plan. This was approved by the bankruptcy court on April 30, 2020. On May 2, 2020, the 1992 Benefit Plan filed an action in the United States District Court for the District of Columbia asking the court to make a determination whether the Company's former parent or the Company has any continuing retiree medical liabilities under the Coal Act (the “1992 Plan Lawsuit”). The Murray sale agreement includes indemnification by Murray with respect to the Coal Act and BLBA liabilities. In addition, the Company had agreed to indemnify its former parent relative to certain pre-separation liabilities. As of September 16, 2020, the Company entered into a settlement agreement with Murray and withdrew its claims in bankruptcy. On September 11, 2020, the Defendants in the 1992 Plan Lawsuit filed a Motion to Dismiss Plaintiffs' Second Amended Complaint which was denied by the Court on March 29, 2022. The Company will continue to vigorously defend any claims that attempt to transfer any of such liabilities directly or indirectly to the Company, including raising all applicable defenses against the 1992 Benefit Plan’s suit.

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

The following is a summary, as of March 31, 2022, of the financial guarantees, unconditional purchase obligations and letters of credit to certain third parties. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments, or under the separation and distribution agreement to the extent retained by the Company's former parent on behalf of the Coal Business. Certain letters of credit included in the table below were issued against other commitments included in this table. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these commitments are recorded as liabilities in the financial statements. The Company’s management believes that these commitments will not have a material adverse effect on the Company’s financial condition.

	Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$58,835	$58,835	$—	$—	$—
Environmental	398	398	—	—	—
Other	134,074	134,074	—	—	—
Total Letters of Credit	$193,307	$193,307	$—	$—	$—
Surety Bonds:
Employee-Related	$81,524	$63,989	$17,535	$—	$—
Environmental	535,303	501,335	33,968	—	—
Other	4,315	3,483	832	—	—
Total Surety Bonds	$621,142	$568,807	$52,335	$—	$—

The Company regularly evaluates the likelihood of default for all guarantees based on an expected loss analysis and records the fair value, if any, of its guarantees as an obligation in the Consolidated Financial Statements.

NOTE 14—DERIVATIVES

Interest Rate Risk Management

During the year ended December 31, 2019, the Company entered into interest rate swaps to manage exposures to interest rate risk on long-term debt in order to achieve a mix of fixed and variable rate debt that it deems appropriate. These interest rate swaps have been designated as cash flow hedges of future variable interest payments. For additional information on these arrangements, refer to Note 12 - Long-Term Debt.

Coal Price Risk Management Positions

The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market in order to manage its exposure to coal prices. The Company has exposure to the risk of fluctuating coal prices related to forecasted or index-priced sales of coal or to the risk of changes in the fair value of a fixed price physical sales contract. As of March 31, 2022, the Company held coal-related financial contracts to sell an aggregate notional volume of 1.3 million metric tons and to buy an aggregate notional volume of 450 thousand metric tons, which will settle in 2022.

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

	March 31, 2022		December 31, 2021
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Coal Swap Contracts	$75,132	$(275,317)	$1,086	$(53,290)
Effect of Counterparty Netting	(75,132)	75,132	(1,086)	1,086
Net Derivatives as Classified in the Consolidated Balance Sheets	$—	$(200,185)	$—	$(52,204)

The net amount of liability derivatives is included in Commodity Derivatives in the accompanying Consolidated Balance Sheets.

Currently, the Company does not seek cash flow hedge accounting treatment for its coal-related derivative financial instruments and therefore, changes in fair value are reflected in current earnings. During the three months ended March 31, 2022, the Company settled a portion of its coal-related derivatives at a loss of $86,252. Additionally, during the three months ended March 31, 2022, the Company recognized unrealized mark-to-market losses on its coal-related derivatives of $101,902. These settlements and unrealized mark-to-market losses are included in Loss on Commodity Derivatives, net on the accompanying Consolidated Statements of Income.

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

The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at			Fair Value Measurements at
	March 31, 2022			December 31, 2021
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity Derivatives	$—	$(200,185)	$—	$—	$(52,204)	$—
Interest Rate Swaps	$—	$5	$—	$—	$(517)	$—

The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:

Long-term debt: The fair value of long-term debt is measured using unadjusted quoted market prices or estimated using discounted cash flow analyses. The discounted cash flow analyses are based on current market rates for instruments with similar cash flows.

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	March 31, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-Term Debt	$581,748	$599,734	$613,752	$628,431

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

Reportable segment results for the three months ended March 31, 2022 are:

	PAMC	CONSOL Marine Terminal	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$472,960	$—	$3,408	$—	$476,368
Terminal Revenue	—	21,397	—	—	21,397
Freight Revenue	38,389	—	—	—	38,389
Total Revenue from Contracts with Customers	$511,349	$21,397	$3,408	$—	$536,154
Adjusted EBITDA(a)	$158,258	$14,477	$(3,505)	$—	$169,230
Segment Assets	$1,734,316	$80,135	$900,509	$—	$2,714,960
Depreciation, Depletion and Amortization	$50,956	$1,165	$3,833	$—	$55,954
Capital Expenditures	$12,978	$172	$23,493	$—	$36,643

(a) Refer to “Reconciliation of Segment Information to Consolidated Amounts” for the reconciliation of Adjusted EBITDA, a non-GAAP measure, to its most directly comparable GAAP measure.

Reportable segment results for the three months ended March 31, 2021 are:

	PAMC	CONSOL Marine Terminal	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$284,465	$—	$1,070	$—	$285,535
Terminal Revenue	—	18,212	—	—	18,212
Freight Revenue	27,013	—	—	—	27,013
Total Revenue from Contracts with Customers	$311,478	$18,212	$1,070	$—	$330,760
Adjusted EBITDA(a)	$99,185	$11,961	$(4,431)	$—	$106,715
Segment Assets	$1,855,878	$106,603	$558,079	$—	$2,520,560
Depreciation, Depletion and Amortization	$54,781	$1,214	$3,902	$—	$59,897
Capital Expenditures	$12,579	$60	$1,161	$—	$13,800

(a) Refer to “Reconciliation of Segment Information to Consolidated Amounts” for the reconciliation of Adjusted EBITDA, a non-GAAP measure, to its most directly comparable GAAP measure.

For the three months ended March 31, 2022 and 2021, the Company's reportable segments had revenues from the following customers, each comprising over 10% of the Company's total sales:

	Three Months Ended March 31,
	2022	2021
Customer A	$66,289	$57,680
Customer B	*	$38,999
Customer C	*	$36,599
Customer D	*	$62,569
Customer E	$100,313	*
Customer F	$86,585	*

*Revenues from these customers during the periods presented were less than 10% of the Company's total sales.

Reconciliation of Segment Information to Consolidated Amounts

Adjusted EBITDA is a non-GAAP measure and is presented in the following tables to reconcile the segment operating performance measure to its most directly comparable GAAP measure, Net Income (Loss).

	Three Months Ended March 31, 2022
	PAMC	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$2,097	$11,613	$(18,160)	$(4,450)

Less: Income Tax Benefit	—	—	(3,522)	(3,522)
Add: Interest Expense, net	189	1,531	12,632	14,352
Less: Interest Income	(415)	—	(914)	(1,329)
Earnings (Loss) Before Interest & Taxes (EBIT)	1,871	13,144	(9,964)	5,051

Add: Depreciation, Depletion & Amortization	50,956	1,165	3,833	55,954

Earnings (Loss) Before Interest, Taxes and DD&A (EBITDA)	$52,827	$14,309	$(6,131)	$61,005

Adjustments:
Stock-Based Compensation	$3,529	$168	$504	$4,201
Loss on Debt Extinguishment	—	—	2,122	2,122
Unrealized Mark-to-Market Loss on Commodity Derivative Instruments	101,902	—	—	101,902
Total Pre-tax Adjustments	105,431	168	2,626	108,225

Adjusted EBITDA	$158,258	$14,477	$(3,505)	$169,230

	Three Months Ended March 31, 2021
	PAMC	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$42,450	$9,149	$(25,195)	$26,404

Add: Income Tax Expense	—	—	5,185	5,185
Add: Interest Expense, net	642	1,537	13,082	15,261
Less: Interest Income	—	—	(858)	(858)
Earnings (Loss) Before Interest & Taxes (EBIT)	43,092	10,686	(7,786)	45,992

Add: Depreciation, Depletion & Amortization	54,781	1,214	3,902	59,897

Earnings (Loss) Before Interest, Taxes and DD&A (EBITDA)	$97,873	$11,900	$(3,884)	$105,889

Adjustments:
Stock-Based Compensation	$1,312	$61	$136	$1,509
Gain on Debt Extinguishment	—	—	(683)	(683)
Total Pre-tax Adjustments	1,312	61	(547)	826

Adjusted EBITDA	$99,185	$11,961	$(4,431)	$106,715

NOTE 17—STOCK AND DEBT REPURCHASES:

In December 2017, CONSOL Energy’s Board of Directors approved a program to repurchase, from time to time, the Company's outstanding shares of common stock or its Second Lien Notes. Since its inception, the Company's Board of Directors has subsequently amended the program several times, the most recent of which amendment in April 2021 raised the aggregate limit of the Company's repurchase authority to $320,000 and extended the program until December 31, 2022.

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

During the three months ended March 31, 2022 and 2021, the Company spent $26,387 to retire $25,000 and spent $9,338 to retire $10,190 of its Second Lien Notes, respectively. No shares of common stock were repurchased under this program during the three months ended March 31, 2022 and 2021.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in conjunction with the Consolidated Financial Statements and corresponding notes included elsewhere in this Form 10-Q. In addition, this Form 10-Q report should be read in conjunction with the Consolidated Financial Statements for the three-year period ended December 31, 2021 included in CONSOL Energy Inc.'s Form 10-K, filed on February 11, 2022. This MD&A contains forward-looking statements and the matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those projected or implied in the forward-looking statements. Please see “Risk Factors” and “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

All amounts discussed are in millions of U.S. dollars, unless otherwise indicated.

Recent Developments

Russia-Ukraine War

February 24, 2022 marked a significant escalation in the Russia-Ukraine war. The extent and duration of the military conflict involving Russia and Ukraine, resulting sanctions and future market or supply disruptions in the region, are impossible to predict, but could be significant and may have a severe adverse effect on the region. Globally, various governments have banned imports from Russia including commodities such as oil, natural gas and coal. These events have caused volatility in the aforementioned commodity markets. This volatility, including market expectations of potential changes in coal prices and inflationary pressures on steel products, may significantly affect market prices and overall demand for our coal and the cost of supplies and equipment, as well as the prices of, and demand for, competing sources of energy for our electric power plant customers, like natural gas. Although we have not experienced a material adverse impact from the war and the resulting sanctions as of the date of this report, we are closely monitoring the potential effects on the market.

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

Additionally, COVID-19 led to an unprecedented decline in coal demand that began in the first quarter of 2020 and hit its lowest point in May 2020, largely driven by government-imposed shutdowns of non-essential businesses. We are considered a critical infrastructure company by the U.S. Department of Homeland Security. As a result, we were exempt from Pennsylvania Governor Tom Wolf's executive order, issued in March 2020, closing all businesses that are not life sustaining until Pennsylvania's phased reopening, which began in the second quarter of 2020. While many government-imposed shutdowns of non-essential businesses in the United States and abroad have been phased out, in significant population centers in the People's Republic of China lock-down orders have been re-imposed and there is a possibility that such shut-downs may be reinstated elsewhere. Depressed demand for our coal may also result from a general recession or reduction in overall business activity caused by COVID-19.

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

Our most significant assets are the PAMC and the CONSOL Marine Terminal. Coal from the PAMC is valued because of its high energy content (as measured in Btu per pound), relatively low levels of sulfur and other impurities, and strong thermoplastic properties that enable it to be used in metallurgical, industrial and power generation applications. We take advantage of these desirable quality characteristics and our extensive logistical network, which is directly served by both the Norfolk Southern and CSX railroads, to aggressively market our product to a broad base of strategically selected, top-performing power plant customers in the eastern United States. We also capitalize on the operational synergies and logistical advantages afforded by the CONSOL Marine Terminal, which is likewise served by both the Norfolk Southern and CSX railroads, to export our coal to industrial, power generation and metallurgical end-users globally.

We are also expanding our presence in the metallurgical coal market through the development of our Itmann Mine in West Virginia, which we expect to be fully operational following the relocation and recommissioning of a recently purchased preparation plant, which is planned for completion during the second half of 2022.

Our operations, including the PAMC and the CONSOL Marine Terminal, have consistently generated strong cash flows, even throughout the COVID-19 pandemic. As of December 31, 2021, the PAMC controls 612.1 million tons of high-quality Pittsburgh seam reserves, enough to allow for more than 20 years of full-capacity production. In addition, we own or control approximately 1.4 billion tons of Greenfield Reserves and Resources located in the Northern Appalachian (“NAPP”), the Central Appalachian (“CAPP”) and the Illinois Basins (“ILB”), which we believe provide future growth and monetization opportunities. Our vision is to maximize cash flow generation through the safe, compliant, and efficient operation of this core asset base, while strategically reducing debt, returning capital through share buybacks or dividends, and, when prudent, allocating capital toward compelling growth and diversification opportunities.

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

These low-cost assets and the diverse markets they serve provide us opportunities to generate cash across a wide variety of demand and pricing scenarios. The three mines at the PAMC typically operate four to five longwalls, and the production from all three mines is processed at a single, centralized preparation plant, which is connected via conveyor belts to each mine. The Central Preparation Plant, which can clean and process up to 8,200 raw tons of coal per hour, provides economies of scale while also maintaining the ability to segregate and blend coal based on quality. This infrastructure enables us to tailor our production levels and quality specifications to meet market demands. It also results in a highly productive, low-cost operation as compared to other NAPP coal mines. To our knowledge, the PAMC is the most productive and efficient coal mining complex in NAPP. For the year ending December 31, 2021, productivity averaged 8.15 tons of coal per employee hour, compared with an average of 5.70 tons per employee hour for all other currently-operating NAPP longwalls. Our high productivity helps drive a low-cost structure. Our efficiency strengthens our margins throughout the commodity cycle and has allowed us to continue to generate positive margins even in challenging pricing environments.

Q1 2022 Highlights:

•	Coal shipments of 6.5 million tons.
•	Debt repayments, excluding premiums, of $38.5 million – payments on Term Loan A, Term Loan B, Second Lien Notes (each as defined below), and equipment-financed debt outstanding of $6.3 million, $0.7 million, $25.0 million and $6.5 million, respectively.

Outlook for 2022:

•	We expect that the PAMC will sell approximately 23 million to 25 million tons in fiscal year 2022.
•	We expect PAMC average realized coal revenue per ton sold, an operating ratio derived from non-GAAP financial measures, to be $58.00 - $61.00 and PAMC average cash cost of coal sold per ton, an operating ratio derived from non-GAAP financial measures, to be $29.00-$31.00.(1)
•	We are planning to make capital expenditures during 2022 in the range of $162 million to $195 million, including development of the Itmann project.
•	We expect that the Itmann Mine will produce approximately 0.3 million to 0.5 million tons (on a clean coal equivalent basis) in 2022 with the majority of this production occurring in the second half of 2022.

(1) Average realized coal revenue per ton sold and average cash cost of coal sold per ton are operating ratios derived from non-GAAP financial measures. CONSOL Energy is unable to provide a reconciliation of this guidance to any measures calculated in accordance with GAAP due to the unknown effect, timing and potential significance of certain income statement items.

How We Evaluate Our Operations

Our management team uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability. The metrics include: (i) coal production and sales volumes; (ii) realized coal revenue, a non-GAAP financial measure; (iii) cost of coal sold, a non-GAAP financial measure; (iv) cash cost of coal sold, a non-GAAP financial measure; (v) average realized coal revenue per ton sold, an operating ratio derived from non-GAAP financial measures; (vi) average cash cost of coal sold per ton, an operating ratio derived from non-GAAP financial measures; (vii) average margin per ton sold, an operating ratio derived from non-GAAP financial measures; (viii) average cash margin per ton sold, an operating ratio derived from non-GAAP financial measures; and (ix) adjusted EBITDA, a non-GAAP financial measure.

Realized coal revenue, average realized coal revenue per ton sold, cost of coal sold, cash cost of coal sold, average cash cost of coal sold per ton, average margin per ton sold and average cash margin per ton sold normalize the volatility contained within comparable GAAP measures by adjusting certain non-operating or non-cash transactions. We believe that adjusted EBITDA provides a helpful measure of comparing our operating performance with the performance of other companies that have different financing, capital structures and tax rates than ours. We believe realized coal revenue and average realized coal revenue per ton sold provide useful information to investors because they better reflect our earnings by including the settled costs (or gains) of our coal-related derivatives for the period. Each of these non-GAAP metrics are used as supplemental financial measures by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

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

	Three Months Ended March 31,
	2022	2021
Total Costs and Expenses	$366,501	$310,562
Less: Freight Expense	(38,389)	(27,013)
Less: Selling, General and Administrative Costs	(37,149)	(23,964)
Less: (Loss) Gain on Debt Extinguishment	(2,122)	683
Less: Interest Expense, net	(14,352)	(15,261)
Less: Other Costs (Non-Production)	(23,434)	(18,246)
Less: Depreciation, Depletion and Amortization (Non-Production)	(7,869)	(7,883)
Cost of Coal Sold	$243,186	$218,878
Less: Depreciation, Depletion and Amortization (Production)	(48,085)	(52,014)
Cash Cost of Coal Sold	$195,101	$166,864
Total Tons Sold (in millions)	6.5	6.9
Average Cost of Coal Sold per Ton	$37.48	$31.85
Less: Depreciation, Depletion and Amortization Costs per Ton Sold	7.57	7.41
Average Cash Cost of Coal Sold per Ton	$29.91	$24.44

We evaluate our average realized coal revenue per ton sold, average margin per ton sold and average cash margin per ton sold on a per-ton basis. We define average realized coal revenue per ton sold as total coal revenue, net of settlements of commodity derivatives divided by tons sold. We define average margin per ton sold as average realized coal revenue per ton sold, net of average cost of coal sold per ton. We define average cash margin per ton sold as average realized coal revenue per ton sold, net of average cash cost of coal sold per ton. The GAAP measure most directly comparable to average realized coal revenue per ton sold, average margin per ton sold and average cash margin per ton sold is total coal revenue.

The following table presents a reconciliation of average realized coal revenue per ton sold, average margin per ton sold and average cash margin per ton sold to total coal revenue, the most directly comparable GAAP financial measure, on a historical basis, for each of the periods indicated (in thousands, except per ton information).

	Three Months Ended March 31,
	2022	2021
Total Coal Revenue (PAMC Segment)	$472,960	$284,465
Add: Settlements of Commodity Derivatives	(86,252)	—
Total Realized Coal Revenue	386,708	284,465
Operating and Other Costs	218,535	185,110
Less: Other Costs (Non-Production)	(23,434)	(18,246)
Total Cash Cost of Coal Sold	195,101	166,864
Add: Depreciation, Depletion and Amortization	55,954	59,897
Less: Depreciation, Depletion and Amortization (Non-Production)	(7,869)	(7,883)
Total Cost of Coal Sold	$243,186	$218,878
Total Tons Sold (in millions)	6.5	6.9
Average Realized Coal Revenue per Ton Sold	$59.60	$41.39
Average Cash Cost of Coal Sold per Ton	29.91	24.44
Depreciation, Depletion and Amortization Costs per Ton Sold	7.57	7.41
Average Cost of Coal Sold per Ton	37.48	31.85
Average Margin per Ton Sold	22.12	9.54
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	7.57	7.41
Average Cash Margin per Ton Sold	$29.69	$16.95

We define adjusted EBITDA as (i) net income (loss) plus income taxes, net interest expense and depreciation, depletion and amortization, as adjusted for (ii) certain non-cash items, such as stock-based compensation and unrealized mark-to-market gains or losses on commodity derivative instruments. The GAAP measure most directly comparable to adjusted EBITDA is net income (loss).

The following tables present a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure, on a historical basis, for each of the periods indicated (in thousands).

	Three Months Ended March 31, 2022
	PAMC	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$2,097	$11,613	$(18,160)	$(4,450)

Less: Income Tax Benefit	—	—	(3,522)	(3,522)
Add: Interest Expense, net	189	1,531	12,632	14,352
Less: Interest Income	(415)	—	(914)	(1,329)
Earnings (Loss) Before Interest & Taxes (EBIT)	1,871	13,144	(9,964)	5,051

Add: Depreciation, Depletion & Amortization	50,956	1,165	3,833	55,954

Earnings (Loss) Before Interest, Taxes and DD&A (EBITDA)	$52,827	$14,309	$(6,131)	$61,005

Adjustments:
Stock-Based Compensation	$3,529	$168	$504	$4,201
Loss on Debt Extinguishment	—	—	2,122	2,122
Unrealized Mark-to-Market Loss on Commodity Derivative Instruments	101,902	—	—	101,902
Total Pre-tax Adjustments	105,431	168	2,626	108,225

Adjusted EBITDA	$158,258	$14,477	$(3,505)	$169,230

	Three Months Ended March 31, 2021
	PAMC	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$42,450	$9,149	$(25,195)	$26,404

Add: Income Tax Expense	—	—	5,185	5,185
Add: Interest Expense, net	642	1,537	13,082	15,261
Less: Interest Income	—	—	(858)	(858)
Earnings (Loss) Before Interest & Taxes (EBIT)	43,092	10,686	(7,786)	45,992

Add: Depreciation, Depletion & Amortization	54,781	1,214	3,902	59,897

Earnings (Loss) Before Interest, Taxes and DD&A (EBITDA)	$97,873	$11,900	$(3,884)	$105,889

Adjustments:
Stock-Based Compensation	$1,312	$61	$136	$1,509
Gain on Debt Extinguishment	—	—	(683)	(683)
Total Pre-tax Adjustments	1,312	61	(547)	826

Adjusted EBITDA	$99,185	$11,961	$(4,431)	$106,715

Results of Operations: Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021

Net (Loss) Income

CONSOL Energy reported a net loss of $4 million for the three months ended March 31, 2022, compared to net income of $26 million for the three months ended March 31, 2021. CONSOL Energy reported an adjusted EBITDA of $169 million for the three months ended March 31, 2022, compared to an adjusted EBITDA of $107 million for the three months ended March 31, 2021. The significant contributors to adjusted EBITDA are realized coal revenue and cash cost of coal sold, which are discussed below.

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

PAMC ANALYSIS:

The PAMC segment's principal activities consist of mining, preparation and marketing of bituminous coal, sold primarily to power generators, industrial end-users and metallurgical end-users. The segment also includes selling, general and administrative costs, as well as various other activities assigned to the PAMC segment, but not included in the cost components on a per unit basis.

The PAMC segment had net income of $2 million for the three months ended March 31, 2022, compared to net income of $42 million for the three months ended March 31, 2021. The PAMC segment had adjusted EBITDA of $158 million for the three months ended March 31, 2022, compared to adjusted EBITDA of $99 million for the three months ended March 31, 2021. Included in the 2022 adjusted EBITDA were settlements of commodity derivatives at a loss of $86 million (see Note 14 - Derivatives in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q). Variances are discussed below.

	Three Months Ended
	March 31,
(in millions)	2022	2021	Variance
Realized Coal Revenue:
Coal Revenue	$473	$284	$189
Settlements of Commodity Derivative Instruments	(86)	—	(86)
Total Realized Coal Revenue	387	284	103
Freight Revenue	38	27	11
Unrealized Mark-to-Market Loss on Commodity Derivative Instruments	(102)	—	(102)
Miscellaneous Other Income	1	—	1
Gain on Sale of Assets	—	1	(1)
Total Revenue and Other Income	324	312	12
Cost of Coal Sold:
Operating Costs	195	167	28
Depreciation, Depletion and Amortization	48	52	(4)
Total Cost of Coal Sold	243	219	24
Other Costs:
Other Costs	8	1	7
Depreciation, Depletion and Amortization	3	3	—
Total Other Costs	11	4	7
Freight Expense	38	27	11
Selling, General and Administrative Costs	30	19	11
Interest Expense, net	—	1	(1)
Total Costs and Expenses	322	270	52
Earnings Before Income Tax	$2	$42	$(40)
Interest Expense, net	—	1	(1)
Depreciation, Depletion and Amortization	51	55	(4)
Stock-Based Compensation	3	1	2
Unrealized Mark-to-Market Loss on Commodity Derivative Instruments	102	—	102
Adjusted EBITDA	$158	$99	$59

Coal Production

The table below presents total tons produced (in thousands) from the Pennsylvania Mining Complex for the periods indicated:

	Three Months Ended March 31,
Mine	2022	2021	Variance
Bailey	3,020	3,779	(759)
Enlow Fork	1,776	1,996	(220)
Harvey	1,560	1,244	316
Total	6,356	7,019	(663)

Coal production was 6.4 million tons for the three months ended March 31, 2022, compared to 7.0 million tons for the three months ended March 31, 2021. The PAMC's coal production decreased in the period-to-period comparison primarily because the Company ran its five available longwalls in the first quarter of 2021, compared to four available longwalls in the first quarter of 2022, as the Company pulled back development of its fifth longwall during the COVID-19 related demand decline in 2020.

Coal Operations

The PAMC segment's realized coal revenue and cost components on a per unit basis for these periods were as follows:

	Three Months Ended March 31,
	2022	2021	Variance
Total Tons Sold (in millions)	6.5	6.9	(0.4)
Average Realized Coal Revenue per Ton Sold (1)	$59.60	$41.39	$18.21

Average Cash Cost of Coal Sold per Ton (1)	$29.91	$24.44	$5.47
Depreciation, Depletion and Amortization Costs per Ton Sold (Non-Cash Cost)	7.57	7.41	0.16
Average Cost of Coal Sold per Ton (1)	$37.48	$31.85	$5.63
Average Margin per Ton Sold (1)	$22.12	$9.54	$12.58
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	7.57	7.41	0.16
Average Cash Margin per Ton Sold (1)	$29.69	$16.95	$12.74

(1) Average cash cost of coal sold per ton and average cost of coal sold per ton are non-GAAP measures, and average realized coal revenue per ton sold, average margin per ton sold and average cash margin per ton sold are operating ratios derived from non-GAAP measures. See “How We Evaluate Our Operations - Reconciliation of Non-GAAP Financial Measures” for a reconciliation of non-GAAP measures to the most directly comparable GAAP measures.

Coal Revenue and Realized Coal Revenue

Coal revenue and realized coal revenue was $473 million and $387 million for the three months ended March 31, 2022, respectively, compared to $284 million and $284 million for the three months ended March 31, 2021, respectively. As a result of continued global tightness of coal supply and higher electric power prices, coupled with higher natural gas prices, which is a competitor to the Company's coal product, the Company realized higher pricing on all of its contracts, including domestic contracts, export contracts, and contracts that contain positive electric power-price adjustments. The Company's realized coal revenue for the three months ended March 31, 2022 was also impacted by the settlement of certain commodity derivatives during the quarter, whereas during the prior year period, the Company did not have any commodity derivatives.

Freight Revenue and Freight Expense

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services to move its coal from the mine to the ultimate sales point. Freight revenue is completely offset by freight expense. Freight revenue and freight expense were both $38 million for the three months ended March 31, 2022, compared to $27 million for the three months ended March 31, 2021. The $11 million increase was primarily related to increased transportation pricing from the underlying pricing model, as well as an increase in fuel surcharges.

Unrealized Mark-to-Market Loss on Commodity Derivative Instruments

     The Company periodically sells or purchases forward contracts, swaps and options in the over-the-counter coal market in order to manage its exposure to coal prices. The increases in forward API2 coal prices resulted in unrealized mark-to-market losses of $102 million during the three months ended March 31, 2022 related to these commodity derivative contracts. The Company did not experience similar unrealized mark-to-market gains or losses during the three months ended March 31, 2021, as the Company did not previously enter into hedging arrangements to manage its exposure to coal prices.

Cost of Coal Sold

Cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. The cost of coal sold includes items such as direct operating costs, royalties and production taxes, direct administration costs and depreciation, depletion, and amortization costs on production assets. Total cost of coal sold was $243 million for the three months ended March 31, 2022, or $24 million higher than the $219 million for the three months ended March 31, 2021. Average cost of coal sold per ton was $37.48 for the three months ended March 31, 2022, compared to $31.85 for the three months ended March 31, 2021. The increase in the total cost of coal sold and average cost of coal sold per ton was primarily due to the ongoing development work associated with the Company's fifth longwall, significant inflationary pressures that continued to weigh on our input costs such as labor, maintenance, supply, contractor and project expenses, and lower operating leverage due to less sales tonnage.

Other Costs

Other costs include items that are assigned to the PAMC segment but are not included in unit costs, such as idle mine costs and coal reserve holding costs. Total other costs increased $7 million in the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily attributable to additional expenses incurred in the current quarter across various categories, none of which were individually material.

Selling, General, and Administrative Costs

The amount of selling, general and administrative costs related to the PAMC segment were $30 million for the three months ended March 31, 2022, compared to $19 million for the three months ended March 31, 2021. The $11 million increase in the period-to-period comparison was primarily related to increased expense under the long-term incentive compensation plan incurred in the three months ended March 31, 2022, due to the Company achieving certain financial metrics, as well as a substantial increase in the Company's share price, compared to the three months ended March 31, 2021.

CONSOL MARINE TERMINAL ANALYSIS:

The CONSOL Marine Terminal segment provides coal export terminal services through the Port of Baltimore. The segment also includes selling, general and administrative activities and interest expense, as well as various other activities assigned to the CONSOL Marine Terminal segment.

The CONSOL Marine Terminal segment had net income of $12 million for the three months ended March 31, 2022, compared to net income of $9 million for the three months ended March 31, 2021. The CONSOL Marine Terminal segment had adjusted EBITDA of $15 million for the three months ended March 31, 2022 compared to an adjusted EBITDA of $12 million for the three months ended March 31, 2021.

	Three Months Ended March 31,
(in millions)	2022	2021	Variance
Revenue:
Terminal Revenue	$21	$18	$3
Miscellaneous Other Income	1	1	—
Total Revenue and Other Income	22	19	3
Other Costs and Expenses:
Operating and Other Costs	5	6	(1)
Depreciation, Depletion and Amortization	1	1	—
Selling, General, and Administrative Costs	2	1	1
Interest Expense, net	2	2	—
Total Other Costs and Expenses	10	10	—
Earnings Before Income Tax	$12	$9	$3
Interest Expense, net	2	2	—
Depreciation, Depletion and Amortization	1	1	—
Adjusted EBITDA	$15	$12	$3

Terminal revenue consists of sales from the CONSOL Marine Terminal, which is located in the Port of Baltimore, Maryland and provides access to international coal markets. Throughput volumes at the CONSOL Marine Terminal were 3.6 million tons in the three months ended March 31, 2022, compared to 4.1 million tons in the three months ended March 31, 2021. CONSOL Marine Terminal sales were $21 million for the three months ended March 31, 2022, compared to $18 million for the three months ended March 31, 2021. Despite lower throughput tonnage, terminal revenue was improved in the period-to-period comparison, primarily attributable to an increase in the rates charged to process coal at the Terminal due to increased export demand and commodity pricing strength.

OTHER ANALYSIS:

The other segment includes revenue and expenses from various corporate and diversified business activities that are not allocated to the PAMC or the CONSOL Marine Terminal segments. The diversified business activities include the development of the Itmann Mine, the Greenfield Reserves and Resources, closed mine activities, selling, general and administrative activities, interest expense and income taxes, as well as various other non-operated activities.

Other business activities had a net loss of $18 million for the three months ended March 31, 2022, compared to a net loss of $25 million for the three months ended March 31, 2021. Other business activities had adjusted EBITDA of ($4) million for the three months ended March 31, 2022 and 2021. Variances are discussed below.

	Three Months Ended
	March 31,
(in millions)	2022	2021	Variance
Revenue:
Coal Revenue - Itmann	$3	$2	$1
Miscellaneous Other Income	4	2	2
Gain on Sale of Assets	6	7	(1)
Total Revenue and Other Income	13	11	2
Other Costs and Expenses:
Operating and Other Costs	12	11	1
Depreciation, Depletion and Amortization	4	4	—
Selling, General and Administrative Costs	5	4	1
Loss (Gain) on Debt Extinguishment	2	(1)	3
Interest Expense, net	12	13	(1)
Total Other Costs and Expenses	35	31	4
Loss Before Income Tax	$(22)	$(20)	$(2)
Interest Expense, net	12	13	(1)
Interest Income	(1)	(1)	—
Depreciation, Depletion and Amortization	4	4	—
Stock-Based Compensation	1	1	—
Loss (Gain) on Debt Extinguishment	2	(1)	3
Adjusted EBITDA	$(4)	$(4)	$—

Coal Revenue - Itmann

Coal revenue consists of the sale of coal mined during the development of the Itmann Mine located in Wyoming County, West Virginia. The increase is due to the significant increase in the price of metallurgical coal in the period-to-period comparison.

Miscellaneous Other Income

Miscellaneous other income was $4 million for the three months ended March 31, 2022, compared to $2 million for the three months ended March 31, 2021. The change is due to the following items:

	Three Months Ended March 31,
(in millions)	2022	2021	Variance
Royalty Income - Non-Operated Coal	$1	$1	$—
Property Easements and Option Income	1	—	1
Interest Income	1	1	—
Other Income	1	—	1
Total Miscellaneous Other Income	$4	$2	$2

Gain on Sale of Assets

Gain on sale of assets remained materially consistent in the period-to-period comparison.

Operating and Other Costs

Operating and other costs were $12 million for the three months ended March 31, 2022, compared to $11 million for the three months ended March 31, 2021. Operating and other costs increased in the period-to-period comparison due to the following items:

	Three Months Ended March 31,
(in millions)	2022	2021	Variance
Employee-Related Legacy Liability Expense	$2	$2	$—
Coal Reserve Holding Costs	2	3	(1)
Closed and Idle Mines	1	1	—
Operating Cost of Coal Sold - Itmann	3	2	1
Other	4	3	1
Total Operating and Other Costs	$12	$11	$1

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

Selling, General and Administrative Costs

Selling, general and administrative costs are allocated to the Company's Other segment based on a percentage of resources utilized, a percentage of total revenue and a percentage of total projected capital expenditures. Selling, general and administrative expenses remained materially consistent in the period-to-period comparison.

(Loss) Gain on Debt Extinguishment

Loss on debt extinguishment of $2 million and gain on debt extinguishment of $1 million were recognized in the three months ended March 31, 2022 and March 31, 2021, respectively, due to the open market repurchases of the Company's 11.00% Senior Secured Second Lien Notes due 2025, which experienced an increase in prices in the three months ended March 31, 2022 compared to the March 31, 2021.

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

The demand for coal has substantially improved since the significant COVID-related demand trough in the second quarter of 2020. During the first quarter of 2022, the Company generated cash flows from operating activities of approximately $148 million and utilized a portion of operating cash flows to retire outstanding indebtedness. More specifically, the Company made debt repayments of $7 million, $6 million and $1 million on its equipment-financed debt, Term Loan A Facility and Term Loan B Facility, respectively. Additionally, the Company spent $26 million to repurchase $25 million in principal amount of its Second Lien Notes. As of March 31, 2022, our total liquidity was $459 million, which comprises $223 million of cash and cash equivalents and the remaining capacity of $236 million on our revolving credit facility.

While many government-imposed shut-downs of non-essential businesses in the United States and abroad have been phased out, in significant population centers in the People's Republic of China lock-down orders have been re-imposed and there is a possibility that additional shut-downs may be reinstated elsewhere if the severity of the pandemic grows. Depressed demand for our coal may also result from a general recession or reduction in overall business activity caused by COVID-19, a significant increase in interest rates or Russia's invasion of Ukraine. A decrease in demand for our coal, the failure of our customers to purchase coal from us that they are obligated to purchase pursuant to existing contracts, or disruptions in the logistics chain preventing us from shipping our coal would have a material adverse effect on our results of operations and financial condition. During the 2021 fiscal year and continuing into 2022, CONSOL Energy has encountered multiple transportation delays as a result of the disruption of the global supply chain and logistics infrastructure. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of COVID-19 variants, the pace and effectiveness of vaccination efforts and the effectiveness of actions globally to contain or mitigate its effects. We expect this could negatively impact our results of operations, cash flows and financial condition. The Company will continue to take steps it believes are appropriate to mitigate the impact of COVID-19 on its operations, liquidity and financial condition.

As access to capital continues to tighten for the Company's industry as a result of banking, institutional and investor environmental, social and governance (ESG) requirements and limitations, which tend to discourage investment in coal or other fossil fuel companies, the Company expects to maintain adequate liquidity through its operating cash flow and cash and cash equivalents on hand to fund its working capital and capital expenditures in the short-term and long-term. The Company also maintains a revolving credit facility and a securitization facility to diversify its access to liquidity. The Company's cash flow from operations in the first quarter of 2022 was supported by its contracted position, strong spot market activity and its ongoing cost and capital control measures.

The Company started a capital construction project on the coarse refuse disposal area in 2017, which is expected to continue through 2023. The construction on the coarse refuse disposal area is now funded, in part, by the $75 million of tax-exempt solid waste disposal revenue bonds, the proceeds of which were loaned to the Company and which the Company expects to expend over approximately the next two years, as qualified work is completed. Through the first quarter of 2022, the Company utilized restricted cash held in escrow in the amount of $32 million for qualified expenses. The Company has $43 million remaining in restricted cash associated with this financing that will be used to fund future spending on the coarse refuse disposal area. The Company also began construction of the Itmann Mine in the second half of 2019; development mining began in April 2020, and full production is expected following construction of a preparation plant near the mine site, which is planned for completion during the second half of 2022. When fully operational, the Company anticipates approximately 900 thousand product tons per year of high-quality, low-vol coking coal production from the Itmann Mine. The preparation plant being constructed also includes a highly efficient rail loadout and the capability for processing up to an additional 750 thousand to 1 million third-party product tons annually. This potential third-party processing revenue is expected to provide an additional avenue of growth for the Company.

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

The Company initiated an API2 hedging program in the second quarter of 2021. As a precursor to initiating this strategy, market dynamics demonstrated ongoing pricing volatility and a trend toward shorter-term export contracts. Given these factors, the Company has sought to utilize swap arrangements which are designed to mitigate the pricing volatility and secure future cash flows for a portion of 2022 export sales. These swap arrangements partially mitigate the Company's exposure to pricing volatility associated with its spot market export business and certain of its physical contracts which contain variable pricing based on the API2 index.

CONSOL Energy participates in the United Mine Workers of America (the “UMWA”) Combined Benefit Fund and the UMWA 1992 Benefit Plan for which benefits are reflected in the Company's consolidated financial statements when paid. These benefit arrangements may result in additional liabilities that are not recognized on the Consolidated Balance Sheet at March 31, 2022. The various multi-employer benefit plans are discussed in Note 17—Other Employee Benefit Plans in the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. CONSOL Energy's total contributions under the Coal Industry Retiree Health Benefit Act of 1992 were $1,053 and $1,224 for the three months ended March 31, 2022 and 2021, respectively. Based on available information at December 31, 2021, CONSOL Energy's obligation for the UMWA Combined Benefit Fund and 1992 Benefit Plan is estimated to be approximately $46,381. CONSOL Energy also uses a combination of surety bonds, corporate guarantees and letters of credit to secure its financial obligations for employee-related, environmental, performance and various other items which are not reflected on the Consolidated Balance Sheet at March 31, 2022. Management believes these items will expire without being funded. See Note 13—Commitments and Contingent Liabilities in the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CONSOL Energy.

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

Cash Flows (in millions)

	Three Months Ended March 31,
	2022	2021	Change
Cash Provided by Operating Activities	$148	$78	$70
Cash Used in Investing Activities	$(31)	$(5)	$(26)
Cash Used in Financing Activities	$(46)	$(32)	$(14)

Cash provided by operating activities increased $70 million in the period-to-period comparison, primarily due to a $63 million increase in Adjusted EBITDA, as well as other working capital changes that occurred throughout both periods.

Cash used in investing activities increased $26 million in the period-to-period comparison. Capital expenditures increased $23 million primarily due to the construction of a preparation plant near the Itmann Mine. Further details regarding the Company's capital expenditures are set forth below.

	Three Months Ended March 31,
	2022	2021	Change
Building and Infrastructure	$26	$7	$19
Equipment Purchases and Rebuilds	5	4	1
Solid Waste Disposal Project	2	2	—
IS&T Infrastructure	1	1	—
Other	3	—	3
Total Capital Expenditures	$37	$14	$23

Cash flows used in financing activities increased $14 million in the period-to-period comparison, primarily driven by an increase in net payments on indebtedness due to the Company's ongoing de-leveraging efforts.

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

Obligations under the Senior Secured Credit Facilities are guaranteed by (i) all owners of the PAMC held by the Company, (ii) any other members of the Company’s group that own any portion of the collateral securing the Revolving Credit Facility, and (iii) subject to certain customary exceptions and agreed materiality thresholds, all other existing or future direct or indirect wholly-owned restricted subsidiaries of the Company. The obligations are secured by, subject to certain exceptions (including a limitation of pledges of equity interests in certain subsidiaries and certain thresholds with respect to real property), a first-priority lien on (i) the Company’s interest in the Pennsylvania Mining Complex, (ii) the equity interests in the Partnership held by the Company, (iii) the CONSOL Marine Terminal, (iv) the Itmann Mine, and (v) the 1.4 billion tons of Greenfield Reserves and Resources. The Senior Secured Credit Facilities contain a number of customary affirmative covenants. In addition, the Senior Secured Credit Facilities contain a number of negative covenants, including (subject to certain exceptions) limitations on (among other things): indebtedness, liens, investments, acquisitions, dispositions, restricted payments, and prepayments of junior indebtedness. The amendment added additional conditions to be met for the covenants relating to investments in joint ventures, general investments, share repurchases, dividends, and repurchases of the Second Lien Notes (as defined below). The additional conditions require no outstanding borrowings and no more than $200 million of outstanding letters of credit on the Revolving Credit Facility. Further restrictions apply to investments in joint ventures, share repurchases and dividends that require the total net leverage ratio shall not be greater than 2.00 to 1.00.

The Revolving Credit Facility and the TLA Facility also include financial covenants, including (i) a maximum first lien gross leverage ratio, (ii) a maximum total net leverage ratio, and (iii) a minimum fixed charge coverage ratio. The maximum first lien gross leverage ratio is calculated as the ratio of Consolidated First Lien Debt to Consolidated EBITDA. Consolidated EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, nonrecurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations, non-cash charges related to legacy employee liabilities and gains and losses on debt extinguishment, and subtracts cash payments related to legacy employee liabilities. The maximum total net leverage ratio is calculated as the ratio of Consolidated Indebtedness, minus Cash on Hand, to Consolidated EBITDA. The minimum fixed charge coverage ratio is calculated as the ratio of Consolidated EBITDA to Consolidated Fixed Charges. Consolidated Fixed Charges, as used in the covenant calculation, include cash interest payments, cash payments for income taxes, scheduled debt repayments, dividends paid, and Maintenance Capital Expenditures. The amendment revised the financial covenants applicable to the Revolving Credit Facility and the TLA Facility relating to the maximum first lien gross leverage ratio, the maximum total net leverage ratio and the minimum fixed charge coverage ratio, so that among other things:

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

The Company's first lien gross leverage ratio was 0.79 to 1.00 at March 31, 2022. The Company's total net leverage ratio was 0.99 to 1.00 at March 31, 2022. The Company's fixed charge coverage ratio was 2.09 to 1.00 at March 31, 2022. Accordingly, the Company was in compliance with all of its financial covenants under the Senior Secured Credit Facilities as of March 31, 2022.

The TLB Facility also includes a financial covenant that requires the Company to repay a certain amount of its borrowings under the TLB Facility within ten business days after the date it files its Annual Report on Form 10-K with the Securities and Exchange Commission (“SEC”) if the Company has excess cash flow (as defined in the credit agreement for the Senior Secured Credit Facilities) during the year covered by the applicable Annual Report on Form 10-K. The required repayment is equal to a certain percentage of the Company’s excess cash flow for such year, ranging from 0% to 75% depending on the Company’s total net leverage ratio, less the amount of certain voluntary prepayments made by the Company, if any, under the TLB Facility during such fiscal year.  There was no required payment during the three months ended March 31, 2022 with respect to the year ended December 31, 2021.

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

At March 31, 2022, there were no borrowings outstanding under the Revolving Credit Facility and the facility is currently only used for providing letters of credit, with $164 million of letters of credit outstanding, leaving $236 million of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.

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

At March 31, 2022, eligible accounts receivable yielded $30 million of borrowing capacity. At March 31, 2022, the facility had no outstanding borrowings and approximately $30 million of letters of credit outstanding, leaving $177 thousand of unused capacity. Costs associated with the receivables facility totaled $275 thousand for the three months ended March 31, 2022. These costs have been recorded as financing fees which are included in Operating and Other Costs in the Consolidated Statements of Income. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.

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

Since November 15, 2021, the Company has been permitted to redeem all or part of the Second Lien Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, to, but not including, the redemption date (subject to the rights of holders of the Second Lien Notes on the relevant record date to receive interest due on the relevant interest payment date), beginning on November 15 of the years indicated:

Year	Percentage
2021	105.50%
2022	102.75%
2023 and thereafter	100.00%

Prior to November 15, 2021, the Company was permitted to redeem all or a part of the Second Lien Notes, at a redemption price equal to 100% of the principal amount thereof plus the Applicable Premium, as defined in the Indenture, plus accrued and unpaid interest, if any, to, but not including, the redemption date (subject to the rights of holders of the Second Lien Notes on the relevant record date to receive interest due on the relevant interest payment date).  As of March 31, 2022, the Company has not redeemed the Second Lien Notes, in part or in full, but it has repurchased Second Lien Notes under its stock and debt repurchase program.

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

The Second Lien Notes were issued in a private offering that was exempt from the registration requirements of the Securities Act to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act.

Pennsylvania Economic Development Financing Authority Bonds

In April 2021, CONSOL Energy borrowed the proceeds received from the sale of tax-exempt bonds issued by the Pennsylvania Economic Development Financing Authority ("PEDFA") in aggregate principal amount of $75 million. The PEDFA Bonds bear interest at a fixed rate of 9.00% for an initial term of seven years. The PEDFA Bonds mature on April 1, 2051 but are subject to mandatory purchase by the Company on April 13, 2028, at the expiration of the initial term rate period. The PEDFA Bonds were issued pursuant to an indenture (the “PEDFA Indenture”) dated as of April 1, 2021, by and between PEDFA and Wilmington Trust, N.A., a national banking association, as trustee (the “PEDFA Notes Trustee”). PEDFA made a loan of the proceeds of the PEDFA Bonds to the Company pursuant to a Loan Agreement (the “Loan Agreement”) dated as of April 1, 2021 between PEDFA and the Company. Under the terms of the Loan Agreement, the Company agreed to make all payments of principal, interest and other amounts at any time due on the PEDFA Bonds or under the PEDFA Indenture. PEDFA assigned its rights as lender under the Loan Agreement, excluding certain reserved rights, to the PEDFA Notes Trustee. Certain subsidiaries of the Company (the “PEDFA Notes Guarantors”) executed a Guaranty Agreement (the “Guaranty”) dated as of April 1, 2021 in favor of the PEDFA Notes Trustee, guarantying the obligations of the Company under the Loan Agreement to pay the PEDFA Bonds when and as due. The obligations of the Company under the Loan Agreement and of the PEDFA Notes Guarantors under the Guaranty are secured by second priority liens on substantially all of the assets of the Company and the PEDFA Notes Guarantors on parity with the Second Lien Notes. The Loan Agreement and Guaranty incorporate by reference covenants in the Indenture under which the Second Lien Notes were issued (discussed previously).

Material Cash Requirements

CONSOL Energy expects to make payments of $79,041 on its long-term debt obligations, including interest, in the next 12 months. Refer to Note 13 – Long-Term Debt of our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information concerning material cash requirements in future years. CONSOL Energy expects to make payments of $34,769 on its operating and finance lease obligations, including interest, in the next 12 months. Refer to Note 14 – Leases of our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information concerning material cash requirements in future years. CONSOL Energy expects to make payments of $46,371 on its employee-related long-term liabilities in 2022. Refer to Note 15 – Pension and Other Postretirement Benefit Plans and Note 16 – Coal Workers’ Pneumoconiosis and Workers’ Compensation of our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information concerning material cash requirements in future years. CONSOL Energy believes it will be able to satisfy these material requirements with cash generated from operations, cash on hand, borrowings under the revolving credit facility and securitization facility, and, if necessary, cash generated from its ability to issue additional equity or debt securities.

Debt

At March 31, 2022, CONSOL Energy had total long-term debt and finance lease obligations of $627 million outstanding, including the current portion of long-term debt of $62 million. This long-term debt consisted of:

•

An aggregate principal amount of $239 million in connection with the TLB Facility, due in September 2024, less $1 million of unamortized discount. Borrowings under the TLB Facility bear interest at a floating rate.

•	An aggregate principal amount of $124 million of 11.00% Senior Secured Second Lien Notes due in November 2025. Interest on the notes is payable May 15 and November 15 of each year.
•

An aggregate principal amount of $103 million of industrial revenue bonds which were issued to finance the Baltimore port facility, which bear interest at 5.75% per annum and mature in September 2025. Interest on the industrial revenue bonds is payable March 1 and September 1 of each year. Payment of the principal and interest on the notes is guaranteed by CONSOL Energy.

•	An aggregate principal amount of $75 million of tax-exempt solid waste disposal revenue bonds, which were issued to finance the ongoing expansion of the coal refuse disposal area at the Bailey Preparation Plant, which bear interest at 9.00% per annum for an initial term of seven years and mature in April 2051. Interest on the tax-exempt solid waste disposal revenue bonds is payable on February 1 and August 1 of each year.
•	An aggregate principal amount of $35 million in connection with the TLA Facility, due in March 2023. Borrowings under the TLA Facility bear interest at a floating rate.
•	An aggregate principal amount of $45 million of finance leases with a weighted average interest rate of 6.28%.
•	Advanced royalty commitments of $5 million with a weighted average interest rate of 8.01% per annum.
•	An aggregate principal amount of $2 million of asset-backed financing arrangements due in September 2024 at an interest rate of 3.61%.

At March 31, 2022, CONSOL Energy had no borrowings outstanding and approximately $164 million of letters of credit outstanding under the $400 million senior secured Revolving Credit Facility. At March 31, 2022, CONSOL Energy had no borrowings outstanding and approximately $30 million of letters of credit outstanding under the $100 million Securitization Facility.

Stock and Debt Repurchases

In December 2017, CONSOL Energy’s Board of Directors approved a program to repurchase, from time to time, the Company's outstanding shares of common stock or its Second Lien Notes. Since its inception, the Company's Board of Directors has subsequently amended the program several times, the most recent of which amendment in April 2021 raised the aggregate limit of the Company's repurchase authority to $320 million and extended the program until December 31, 2022.

Under the terms of the program, CONSOL Energy is permitted to make repurchases in the open market, in privately negotiated transactions, accelerated repurchase programs or in structured share repurchase programs. CONSOL Energy is also authorized to enter into one or more 10b5-1 plans with respect to any of the repurchases. Any repurchases of common stock or notes are to be funded from available cash on hand or short-term borrowings. The program does not obligate CONSOL Energy to acquire any particular amount of its common stock or notes, and can be modified or suspended at any time at the Company’s discretion. The program is conducted in compliance with applicable legal requirements and within the limits imposed by any credit agreement, receivables purchase agreement, indenture or the tax matters agreement and is subject to market conditions and other factors.

During the three months ended March 31, 2022, the Company spent approximately $26 million to retire $25 million of its Second Lien Notes. No shares of common stock were repurchased under this program during the three months ended March 31, 2022.

Total Equity and Dividends

Total equity attributable to CONSOL Energy was $668 million at March 31, 2022 and $673 million at December 31, 2021. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.

The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy's Board of Directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CONSOL Energy's financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. The Company's Senior Secured Credit Facilities limit CONSOL Energy's ability to pay dividends up to $25 million annually, which increases to $50 million annually when the Company's total net leverage ratio is less than 1.50 to 1.00 and subject to an aggregate amount up to a cumulative credit calculation set forth in the facilities, with additional conditions of no outstanding borrowings and no more than $200 million of outstanding letters of credit on the Revolving Credit Facility, and the total net leverage ratio shall not be greater than 2.00 to 1.00. The total net leverage ratio was 0.99 to 1.00 and the cumulative credit was approximately $199 million at March 31, 2022. The cumulative credit starts with $50 million and builds with excess cash flow commencing in 2018. Separately, the Indenture to the Second Lien Notes limits dividends when the Company's total net leverage ratio exceeds 2.00 to 1.00 and subject to an amount not to exceed an annual rate of 4.0% of the quoted public market value per share of such common stock at the time of the declaration.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposures to market risk have not materially changed since December 31, 2021. Please see these quantitative and qualitative disclosures about market risk in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy's principal executive officer and principal financial officer, evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CONSOL Energy's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2022 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy's management, including CONSOL Energy's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II: OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Our operations are subject to a variety of risks and disputes normally incidental to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. However, we are not currently subject to any material litigation, except as disclosed in Note 13 - Commitments and Contingent Liabilities in the Notes to the Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q, incorporated herein by this reference.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this quarterly report, including the risk factor set forth below, you should carefully consider the factors described in “Part 1 - Item 1A. Risk Factors” of CONSOL Energy's 2021 Form 10-K, as updated by any subsequent Form 10-Qs. These described risks are not the only risks the Company faces. Additional risks and uncertainties not currently known to CONSOL Energy or that the Company currently deems to be immaterial also may materially adversely affect CONSOL Energy's business, financial condition and/or operating results.

The Russia-Ukraine war, and sanctions brought by the United States and other countries against Russia, have caused significant market disruptions that may lead to increased volatility in the price of certain commodities, including oil, natural gas, coal and other sources of energy.

February 24, 2022 marked a significant escalation in the Russia-Ukraine war. The extent and duration of the military conflict involving Russia and Ukraine, resulting sanctions and future market or supply disruptions in the region, are impossible to predict, but could be significant and may have a severe adverse effect on the region. Globally, various governments have banned imports from Russia including commodities such as oil, natural gas and coal. These events have caused volatility in the aforementioned commodity markets. Although the Company has not experienced any material adverse effect on its results of operations, financial condition or cash flows as a result of the war or the resulting volatility as of the date of this report, such volatility, including market expectations of potential changes in coal prices and inflationary pressures on steel products, may significantly affect prices for our coal or the cost of supplies and equipment, as well as the prices of competing sources of energy for our electric power plant customers, like natural gas.

The war, trade and monetary sanctions, as well as any escalation of the conflict and future developments, could significantly affect worldwide market prices and demand for our coal and cause turmoil in the capital markets and generally in the global financial system. This could have a material adverse effect on our business, financial condition and results of operations, along with our operating costs, making it difficult to execute our planned capital expenditure program. Additionally, the geopolitical and macroeconomic consequences of the war and associated sanctions cannot be predicted, but could severely impact the world economy. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for coal-fired electricity, steel made through the use of metallurgical coal or our coal generally, causing a reduction in our revenues or an increase in our costs and thereby materially and adversely affecting our results of operations, financial condition and cash flows.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of the Company's equity securities during the three months ended March 31, 2022. Since the December 2017 inception of the Company's current stock and debt repurchase program, CONSOL Energy Inc.'s Board of Directors has approved a $320 million stock and debt repurchase program, which terminates on December 31, 2022. As of May 3, 2022, approximately $101 million remained available under the stock and debt repurchase program. The program does not obligate CONSOL Energy to acquire any particular amount of its common stock or notes, and can be modified or suspended at any time at the Company’s discretion. See Note 17 - Stock and Debt Repurchases in the Notes to the Consolidated Financial Statements in Item 1 of this Form 10-Q for more information.

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

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibits	Description	Method of Filing

10.1	Second Amendment to Employment Agreement of James A. Brock*	Filed as Exhibit 10.44 to Form 10-K (File No. 001-38147) filed on February 11, 2022

10.2	Form Notice of Performance Based Cash Award and Terms and Conditions*	Filed herewith

10.3	Form Notice of Restricted Stock Unit Award and Terms and Conditions*	Filed herewith

10.4	2022 Executive Short-Term Incentive Program Terms and Conditions*	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

95	Mine Safety and Health Administration Safety Data	Filed herewith

101	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2022, furnished in Inline XBRL)	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL)	Contained in Exhibit 101

*Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOL ENERGY INC.

May 3, 2022	By:	/s/ JAMES A. BROCK
James A. Brock
Director, Chief Executive Officer and President (Principal Executive Officer)

May 3, 2022	By:	/s/ MITESHKUMAR B. THAKKAR
Miteshkumar B. Thakkar
Chief Financial Officer (Principal Financial Officer)

May 3, 2022	By:	/s/ JOHN M. ROTHKA
John M. Rothka
Chief Accounting Officer (Principal Accounting Officer)