Form 10-Q
period 2022-06-30
CONSOL Energy Inc.
filed 2022-08-04
CIK 1710366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________________

FORM 10-Q

__________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2022

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

CONSOL Energy Inc. had 34,867,738 shares of common stock, $0.01 par value, outstanding at July 22, 2022.

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

•	“Itmann Mine” refers to the Company's development of a metallurgical coal mine and coal preparation plant located in Wyoming County, West Virginia;

•

“Partnership” refers to PA Mining Complex LP (formerly known as CONSOL Coal Resources LP), a Delaware limited partnership that is a wholly-owned subsidiary of the Company and holds an undivided interest in, and is the sole operator of, the Pennsylvania Mining Complex;

•

“Pennsylvania Mining Complex” or “PAMC” refers to the Bailey, Enlow Fork and Harvey coal mines, the Central Preparation Plant, coal reserves and related assets and operations located in southwestern Pennsylvania and northern West Virginia; and

•

“separation and distribution” refers to the separation of the Coal Business from our former parent’s other businesses on November 28, 2017; the pro rata distribution of the Company's issued and outstanding shares of common stock to its former parent's stockholders on November 28, 2017, and the creation, as a result of the distribution, of an independent, publicly-traded company (the Company) to hold the assets and liabilities associated with the Coal Business after the distribution.

PART I : FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOL ENERGY INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue and Other Income:	2022	2021	2022	2021
Coal Revenue	$532,692	$259,832	$1,009,060	$545,367
Terminal Revenue	21,779	17,380	43,176	35,592
Freight Revenue	50,411	26,010	88,800	53,023
Loss on Commodity Derivatives, net	(68,352)	(20,437)	(256,506)	(20,437)
Miscellaneous Other Income	7,724	2,034	12,072	5,223
Gain on Sale of Assets	365	2,340	6,546	10,542
Total Revenue and Other Income	544,619	287,159	903,148	629,310
Costs and Expenses:
Operating and Other Costs	244,764	175,104	463,299	360,638
Depreciation, Depletion and Amortization	57,880	52,199	113,834	112,096
Freight Expense	50,411	26,010	88,800	53,023
General and Administrative Costs	27,364	22,486	64,513	46,026
Loss (Gain) on Debt Extinguishment	1,565	(106)	3,687	(789)
Interest Expense, net	13,121	16,187	27,473	31,448
Total Costs and Expenses	395,105	291,880	761,606	602,442
Earnings (Loss) Before Income Tax	149,514	(4,721)	141,542	26,868
Income Tax Expense (Benefit)	23,223	(8,893)	19,701	(3,708)
Net Income	$126,291	$4,172	$121,841	$30,576

Earnings per Share:
Total Basic Earnings per Share	$3.62	$0.12	$3.51	$0.89
Total Dilutive Earnings per Share	$3.54	$0.12	$3.42	$0.87

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Income	$126,291	$4,172	$121,841	$30,576

Other Comprehensive Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: ($508), ($1,427), ($1,016), ($2,591))	1,524	4,125	3,049	7,485
Unrealized Gain on Cash Flow Hedges (Net of tax: ($75), ($135), ($205), ($279))	224	391	615	805
Other Comprehensive Income	1,748	4,516	3,664	8,290

Comprehensive Income	$128,039	$8,688	$125,505	$38,866

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	(Unaudited)
	June 30,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and Cash Equivalents	$261,569	$149,913
Restricted Cash - Current	43,025	32,605
Accounts and Notes Receivable
Trade Receivables, net	137,346	104,099
Other Receivables, net	11,976	11,631
Inventories	68,443	62,876
Prepaid Expenses and Other Current Assets	18,371	25,216
Total Current Assets	540,730	386,340
Property, Plant and Equipment:
Property, Plant and Equipment	5,333,733	5,250,805
Less - Accumulated Depreciation, Depletion and Amortization	3,373,966	3,272,255
Total Property, Plant and Equipment—Net	1,959,767	1,978,550
Other Assets:
Deferred Income Taxes	63,554	57,011
Right of Use Asset - Operating Leases	23,882	21,956
Restricted Cash - Non-current	8,065	15,688
Salary Retirement	49,075	38,947
Other Noncurrent Assets, net	75,413	75,025
Total Other Assets	219,989	208,627
TOTAL ASSETS	$2,720,486	$2,573,517

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	(Unaudited)
	June 30,	December 31,
	2022	2021
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$115,004	$80,343
Current Portion of Long-Term Debt	26,340	57,332
Operating Lease Liability, Current Portion	7,144	6,682
Commodity Derivatives	174,928	52,204
Other Accrued Liabilities	253,088	248,671
Total Current Liabilities	576,504	445,232
Long-Term Debt:
Long-Term Debt	461,956	568,052
Finance Lease Obligations	17,270	26,598
Total Long-Term Debt	479,226	594,650
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	323,763	329,659
Pneumoconiosis Benefits	199,836	203,473
Asset Retirement Obligations	215,939	210,718
Workers’ Compensation	56,921	58,148
Salary Retirement	25,739	26,013
Operating Lease Liability	16,787	15,274
Other Noncurrent Liabilities	28,177	17,537
Total Deferred Credits and Other Liabilities	867,162	860,822
TOTAL LIABILITIES	1,922,892	1,900,704

Stockholders' Equity:
Common Stock, $0.01 Par Value; 62,500,000 Shares Authorized, 34,867,738 Shares Issued and Outstanding at June 30, 2022; 34,480,181 Shares Issued and Outstanding at December 31, 2021	349	345
Capital in Excess of Par Value	646,217	646,945
Retained Earnings	402,801	280,960
Accumulated Other Comprehensive Loss	(251,773)	(255,437)
TOTAL EQUITY	797,594	672,813
TOTAL LIABILITIES AND EQUITY	$2,720,486	$2,573,517

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
December 31, 2021	$345	$646,945	$280,960	$(255,437)	$672,813
(Unaudited)
Net Loss	—	—	(4,450)	—	(4,450)
Actuarially Determined Long-Term Liability Adjustments (Net of $508 Tax)	—	—	—	1,525	1,525
Interest Rate Hedge (Net of $130 Tax)	—	—	—	391	391
Comprehensive (Loss) Income	—	—	(4,450)	1,916	(2,534)
Issuance of Common Stock	3	(3)	—	—	—
Amortization of Stock-Based Compensation Awards	—	4,201	—	—	4,201
Shares Withheld for Taxes	—	(6,072)	—	—	(6,072)
March 31, 2022	$348	$645,071	$276,510	$(253,521)	$668,408
(Unaudited)
Net Income	—	—	126,291	—	126,291
Actuarially Determined Long-Term Liability Adjustments (Net of $508 Tax)	—	—	—	1,524	1,524
Interest Rate Hedge (Net of $75 Tax)	—	—	—	224	224
Comprehensive Income	—	—	126,291	1,748	128,039
Issuance of Common Stock	1	(1)	—	—	—
Amortization of Stock-Based Compensation Awards	—	1,269	—	—	1,269
Shares Withheld for Taxes	—	(122)	—	—	(122)
June 30, 2022	$349	$646,217	$402,801	$(251,773)	$797,594

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
December 31, 2020	$340	$642,887	$246,850	$(336,558)	$553,519
(Unaudited)
Net Income	—	—	26,404	—	26,404
Actuarially Determined Long-Term Liability Adjustments (Net of $1,164 Tax)	—	—	—	3,360	3,360
Interest Rate Hedge (Net of $144 Tax)	—	—	—	414	414
Comprehensive Income	—	—	26,404	3,774	30,178
Issuance of Common Stock	4	(4)	—	—	—
Amortization of Stock-Based Compensation Awards	—	1,509	—	—	1,509
Shares Withheld for Taxes	—	(2,072)	—	—	(2,072)
CCR Merger	—	(266)	—	197	(69)
March 31, 2021	$344	$642,054	$273,254	$(332,587)	$583,065
(Unaudited)
Net Income	—	—	4,172	—	4,172
Actuarially Determined Long-Term Liability Adjustments (Net of $1,427 Tax)	—	—	—	4,125	4,125
Interest Rate Hedge (Net of $135 Tax)	—	—	—	391	391
Comprehensive Income	—	—	4,172	4,516	8,688
Issuance of Common Stock	1	(1)	—	—	—
Amortization of Stock-Based Compensation Awards	—	1,210	—	—	1,210
Shares Withheld for Taxes	—	(230)	—	—	(230)
June 30, 2021	$345	$643,033	$277,426	$(328,071)	$592,733

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net Income	$121,841	$30,576
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	113,834	112,096
Gain on Sale of Assets	(6,546)	(10,542)
Stock-Based Compensation	5,470	2,719
Amortization of Debt Issuance Costs	3,980	4,331
Loss (Gain) on Debt Extinguishment	3,687	(789)
Unrealized Mark-to-Market Loss on Commodity Derivative Instruments	96,331	20,437
Deferred Income Taxes	(7,762)	(3,708)
Equity in Earnings of Affiliates	291	312
Changes in Operating Assets:
Accounts and Notes Receivable	(33,585)	45,093
Inventories	(5,567)	(3,099)
Prepaid Expenses and Other Assets	6,845	6,436
Changes in Other Assets	(10,356)	(345)
Changes in Operating Liabilities:
Accounts Payable	29,053	(6,995)
Other Operating Liabilities	31,459	2,880
Changes in Other Liabilities	(2,417)	(26,797)
Net Cash Provided by Operating Activities	346,558	172,605
Cash Flows from Investing Activities:
Capital Expenditures	(76,061)	(57,455)
Proceeds from Sales of Assets	7,418	11,918
Other Investing Activity	(1,483)	(182)
Net Cash Used in Investing Activities	(70,126)	(45,719)
Cash Flows from Financing Activities:
Payments on Finance Lease Obligations	(12,086)	(14,625)
Payments on Term Loan A	(41,250)	(12,500)
Payments on Term Loan B	(75,687)	(6,223)
Payments on Second Lien Notes	(26,387)	(14,153)
Proceeds from Long-Term Debt	—	75,000
Payments on Asset-Backed Financing	(375)	(362)
Shares Withheld for Taxes	(6,194)	(2,302)
Debt-Related Financing Fees	—	(2,368)
Net Cash (Used in) Provided by Financing Activities	(161,979)	22,467
Net Increase in Cash and Cash Equivalents and Restricted Cash	114,453	149,353
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	198,206	50,850
Cash and Cash Equivalents and Restricted Cash at End of Period	$312,659	$200,203

Cash and Cash Equivalents	$261,569	$146,667
Restricted Cash - Current	43,025	31,669
Restricted Cash - Non-current	8,065	21,867
Cash and Cash Equivalents and Restricted Cash at End of Period	$312,659	$200,203

Non-Cash Investing and Financing Activities:
Finance Lease	$4,166	$8,226

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for future periods.

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

Earnings per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the reporting period. Dilutive earnings per share are computed similarly to basic earnings per share, except that the weighted average number of shares outstanding is increased to include additional shares from restricted stock units and performance share units, if dilutive. The number of additional shares is calculated by assuming that outstanding restricted stock units and performance share units were released, and that the proceeds from such activities, as applicable, were used to acquire shares of common stock at the average market price during the reporting period.

The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Anti-Dilutive Restricted Stock Units	189	42,321	7,056	51,101
Anti-Dilutive Performance Share Units	—	—	—	—
	189	42,321	7,056	51,101

The computations for basic and dilutive earnings per share are as follows:

	Three Months Ended		Six Months Ended
Dollars in thousands, except per share data	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net Income	$126,291	$4,172	$121,841	$30,576

Denominator:
Weighted-average shares of common stock outstanding	34,846,037	34,446,605	34,753,887	34,327,282
Effect of dilutive shares	877,437	643,892	897,904	734,388
Weighted-average diluted shares of common stock outstanding	35,723,474	35,090,497	35,651,791	35,061,670

Earnings per Share:
Basic	$3.62	$0.12	$3.51	$0.89
Dilutive	$3.54	$0.12	$3.42	$0.87

As of June 30, 2022, CONSOL Energy has 500,000 shares of preferred stock authorized, none of which are issued or outstanding.

Reclassifications

Certain amounts in prior periods have been reclassified to conform with the report classifications of the current period. These reclassifications had no effect on previously reported total assets, net income, stockholders' equity or cash flows from operating activities.

NOTE 2—REVENUE FROM CONTRACTS WITH CUSTOMERS:

The following tables disaggregate CONSOL Energy's revenue from contracts with customers to depict how the nature, amount, timing and uncertainty of the Company's revenues and cash flows are affected by economic factors:

	Three Months Ended June 30, 2022
	Domestic	Export	Total
Power Generation	$203,846	$29,594	$233,440
Industrial	8,849	156,110	164,959
Metallurgical	—	134,293	134,293
Total Coal Revenue	212,695	319,997	532,692
Terminal Revenue			21,779
Freight Revenue			50,411
Total Revenue from Contracts with Customers			$604,882

	Three Months Ended June 30, 2021
	Domestic	Export	Total
Power Generation	$112,410	$27,105	$139,515
Industrial	3,401	92,663	96,064
Metallurgical	1,350	22,903	24,253
Total Coal Revenue	117,161	142,671	259,832
Terminal Revenue			17,380
Freight Revenue			26,010
Total Revenue from Contracts with Customers			$303,222

	Six Months Ended June 30, 2022
	Domestic	Export	Total
Power Generation	$427,346	$150,035	$577,381
Industrial	10,794	253,658	264,452
Metallurgical	—	167,227	167,227
Total Coal Revenue	438,140	570,920	1,009,060
Terminal Revenue			43,176
Freight Revenue			88,800
Total Revenue from Contracts with Customers			$1,141,036

	Six Months Ended June 30, 2021
	Domestic	Export	Total
Power Generation	$267,720	$60,236	$327,956
Industrial	6,237	173,237	179,474
Metallurgical	2,420	35,517	37,937
Total Coal Revenue	276,377	268,990	545,367
Terminal Revenue			35,592
Freight Revenue			53,023
Total Revenue from Contracts with Customers			$633,982

Coal Revenue

The Company has disaggregated its coal revenue, derived from the PAMC and Itmann operations, between domestic and export revenues, as well as industrial, power generation and metallurgical markets. Domestic coal revenue tends to be derived from contracts that typically have a term of one year or longer, and the pricing is typically fixed. Export coal revenue tends to be derived from spot or shorter-term contracts with pricing determined closer to the time of shipment or based on a market index; however, the Company has recently begun to secure several long-term export contracts with varying pricing arrangements. Coal revenue derived from the Itmann operations consists primarily of metallurgical coal sales, while coal revenue derived from the PAMC services all markets due to the nature of its coal quality characteristics.

CONSOL Energy's coal revenue is generally recognized when the performance obligation has been satisfied, and the corresponding transaction price has been determined. Generally, title passes when coal is loaded at the coal preparation facility, at terminal locations or other customer destinations. The Company's coal contract revenue per ton is fixed and determinable based upon either fixed forward pricing or pricing derived from established indices and adjusted for nominal quality characteristics. Some coal contracts also contain positive electric power price-related adjustments, which represent market-driven price adjustments, wherein no additional value is exchanged, in addition to a fixed base price per ton. The Company’s coal contracts generally do not allow for retroactive adjustments to pricing after title to the coal has passed and typically do not have significant financing components.

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

While CONSOL Energy does, from time to time, experience costs of obtaining coal customer contracts with amortization periods greater than one year, those costs are generally immaterial to the Company's net income. At June 30, 2022 and December 31, 2021, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. As of and for the three and six months ended June 30, 2022 and 2021, the Company has not recognized any amortization of previously existing capitalized costs of obtaining customer contracts. Further, the Company has not recognized any coal revenue in the current period that is not a result of current period performance.

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

The CONSOL Marine Terminal does not normally experience material costs of obtaining customer contracts with amortization periods greater than one year. At June 30, 2022 and December 31, 2021, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. As of and for the three and six months ended June 30, 2022 and 2021, the Company has not recognized any amortization of previously existing capitalized costs of obtaining Terminal customer contracts. Further, the Company has not recognized any revenue in the current period that is not a result of current period performance.

Freight Revenue

Some of CONSOL Energy's coal contracts require that the Company sell its coal at locations other than its coal preparation plant. The cost to transport the Company's coal to the ultimate sales point is passed through to the Company's customers and CONSOL Energy recognizes the freight revenue equal to the transportation costs when title of the coal passes to the customer.

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

NOTE 3—COMPONENTS OF PENSION AND OTHER POST-EMPLOYMENT BENEFIT (OPEB) PLANS NET PERIODIC BENEFIT COSTS:

The components of Net Periodic Benefit (Credit) Cost are as follows:

	Pension Benefits				Other Post-Employment Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Service Cost	$302	$279	$604	$558	$—	$—	$—	$—
Interest Cost	4,134	3,554	8,269	7,104	1,975	1,819	3,949	3,637
Expected Return on Plan Assets	(9,319)	(10,542)	(18,638)	(21,084)	—	—	—	—
Amortization of Prior Service Credits	—	—	—	—	(602)	(601)	(1,203)	(1,202)
Amortization of Actuarial Loss	761	1,367	1,519	2,734	879	1,629	1,758	3,258
Settlement Loss Recognized	—	22	—	22	—	—	—	—
Net Periodic Benefit (Credit) Cost	$(4,122)	$(5,320)	$(8,246)	$(10,666)	$2,252	$2,847	$4,504	$5,693

(Credits) expenses related to pension and other post-employment benefits are reflected in Operating and Other Costs in the Consolidated Statements of Income.

For the three and six months ended June 30, 2021, lump sum payments exceeded the total of the projected service cost and interest cost for the plan year, triggering settlement accounting. Accordingly, CONSOL Energy recognized expense of $22 for the three and six months ended June 30, 2021 in Operating and Other Costs in the Consolidated Statements of Income. The settlement charges represented a pro rata portion of the net unrecognized loss based on the percentage reduction in the projected benefit obligation due to the lump sum payments. The settlement charges noted above also resulted in a remeasurement of the pension plan at June 30, 2021. The settlement and corresponding remeasurement of the pension plan resulted in an adjustment of $766 to Other Comprehensive Income, net of $265 in deferred taxes.

NOTE 4—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:

The components of Net Periodic Benefit Cost are as follows:

	CWP				Workers' Compensation
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Service Cost	$726	$1,115	$1,452	$2,230	$1,230	$1,059	$2,460	$2,118
Interest Cost	1,265	1,177	2,530	2,355	342	282	684	564
Amortization of Actuarial Loss (Gain)	1,059	2,091	2,119	4,182	(105)	(45)	(210)	(90)
State Administrative Fees and Insurance Bond Premiums	—	—	—	—	448	444	885	912
Net Periodic Benefit Cost	$3,050	$4,383	$6,101	$8,767	$1,915	$1,740	$3,819	$3,504

Expenses related to CWP and workers’ compensation are reflected in Operating and Other Costs in the Consolidated Statements of Income.

NOTE 5—INCOME TAXES:

The Company recorded its provision for income taxes for the three and six months ended June 30, 2022 of $23,223, or 15.5%, and $19,701, or 13.9%, respectively, of earnings before income taxes, based on its annual estimated income tax rate adjusted for discrete items. The effective tax rate for the three and six months ended June 30, 2022 differs from the U.S. federal statutory rate of 21%, primarily due to the tax benefit for excess percentage depletion and foreign derived intangible income, partially offset by tax expense related to compensation. The tax provision amounts also include a discrete tax benefit related to equity compensation.

The provision for income taxes for the three and six months ended June 30, 2021 of ($8,893), or (188.3%), and ($3,708), or (13.8%), respectively, of earnings before income taxes was based on the Company's annual estimated income tax rate adjusted for discrete items. The effective tax rate for the three and six months ended June 30, 2021 differed from the U.S. federal statutory rate of 21%, primarily due to the income tax benefit for excess percentage depletion, partially offset by tax expense related to compensation. These tax provision amounts also included discrete tax adjustments related to prior years' taxes, state tax law changes and equity compensation.

Due to the expectation of taxable income for the year 2022, the Company has recognized a benefit related to the release of a valuation allowance for state tax net operating losses in its annual effective tax rate for the six months ended June 30, 2022, which resulted in a less than 1% decrease to the Company's annual effective tax rate.

The Company is subject to taxation in the United States and its various states, as well as Canada and its various provinces. The Company is subject to examination for the tax periods 2018 through 2021 for federal and state returns.

NOTE 6—CREDIT LOSSES:

Trade receivables are recorded at the invoiced amount and do not bear interest. The Company markets its coal to top-performing rail-served power plants and other end-users in its core market areas. The Company also serves power generation, industrial and metallurgical consumers in international markets from its mines and export terminal. Credit is extended based on an evaluation of a customer's financial condition and a customer's ability to perform its obligations. Trade receivable balances are monitored against approved credit terms. Credit terms are reviewed and adjusted as considered necessary based on changes to a customer's credit profile. If a customer's credit deteriorates, the Company may reduce credit risk exposure by reducing credit terms, obtaining letters of credit, obtaining credit insurance, or requiring pre-payment for shipments.

Other non-trade contractual arrangements consist primarily of overriding royalty agreements and other financial arrangements between the Company and various counterparties. The following table excludes fully reserved receivables associated with certain transactions defined as other non-trade contractual arrangements in the amount of $8,263 at June 30, 2022 and December 31, 2021, as management believes it is probable that these outstanding balances will not be collected. At June 30, 2022, the allowance for credit losses associated with other non-trade contractual arrangements was $12,469 and $3,290, included in Other Receivables, net and Other Noncurrent Assets, net, respectively, on the Consolidated Balance Sheets. At December 31, 2021, the allowance for credit losses associated with other non-trade contractual arrangements was $12,329 and $2,882, included in Other Receivables, net and Other Noncurrent Assets, net, respectively, on the Consolidated Balance Sheets.

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

	Trade Receivables	Other Non-Trade Contractual Arrangements

Beginning Balance, December 31, 2021	$4,597	$6,948
Provision for expected credit losses	512	548
Ending Balance, June 30, 2022	$5,109	$7,496

NOTE 7—INVENTORIES:

Inventory components consist of the following:

	June 30,	December 31,
	2022	2021
Coal	$14,974	$12,078
Supplies	53,469	50,798
Total Inventories	$68,443	$62,876

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

NOTE 8—ACCOUNTS RECEIVABLE SECURITIZATION:

At June 30, 2022, CONSOL Energy and certain of its U.S. subsidiaries are parties to a trade accounts receivable securitization facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable. In March 2020, the securitization facility was amended to, among other things, extend the maturity date from August 30, 2021 to March 27, 2023.

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

At June 30, 2022, the Company's eligible accounts receivable yielded $31,105 of borrowing capacity. At June 30, 2022, the facility had no outstanding borrowings and $31,231 of letters of credit outstanding, leaving no unused capacity. CONSOL Energy posted $126 of cash collateral to secure the difference in the outstanding letters of credit and the eligible accounts receivable. At December 31, 2021, the Company's eligible accounts receivable yielded $21,649 of borrowing capacity. At December 31, 2021, the facility had no outstanding borrowings and $21,806 of letters of credit outstanding, leaving no unused capacity. CONSOL Energy posted $157 of cash collateral to secure the difference in the outstanding letters of credit and the eligible accounts receivable. Cash collateral of $126 and $157 is included in Restricted Cash - Current in the Consolidated Balance Sheets at  June 30, 2022 and December 31, 2021, respectively. Costs associated with the receivables facility totaled $341 and $616 for the three and six months ended June 30, 2022, respectively, and $257 and $518 for the three and six months ended June 30, 2021, respectively. These costs have been recorded as financing fees which are included in Operating and Other Costs in the Consolidated Statements of Income. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.

NOTE 9—PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

	June 30,	December 31,
	2022	2021
Plant and Equipment	$3,279,307	$3,209,232
Coal Properties and Surface Lands	884,597	881,551
Airshafts	480,620	473,866
Mine Development	360,225	357,479
Advance Mining Royalties	328,984	328,677
Total Property, Plant and Equipment	5,333,733	5,250,805
Less: Accumulated Depreciation, Depletion and Amortization	3,373,966	3,272,255
Total Property, Plant and Equipment, Net	$1,959,767	$1,978,550

Coal reserves are either owned in fee or controlled by lease. The duration of the leases vary; however, the lease terms are generally extended automatically to the exhaustion of economically recoverable reserves, as long as active mining continues. Coal interests held by lease provide the same rights as fee ownership for mineral extraction and are legally considered real property interests.

As of June 30, 2022 and December 31, 2021, property, plant and equipment includes gross assets under finance leases of $80,273 and $80,232, respectively. Accumulated amortization for finance leases was $41,923 and $34,036 at June 30, 2022 and December 31, 2021, respectively. Amortization expense for assets under finance leases approximated $5,868 and $6,428 for the three months ended June 30, 2022 and 2021, respectively, and $12,098 and $15,047 for the six months ended June 30, 2022 and 2021, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying Consolidated Statements of Income.

NOTE 10—OTHER ACCRUED LIABILITIES:

	June 30,	December 31,
	2022	2021
Subsidence Liability	$99,718	$93,871
Accrued Compensation and Benefits	48,810	47,228
Accrued Other Taxes	9,441	8,474
Accrued Interest	8,406	9,042
Other	13,836	16,415
Current Portion of Long-Term Liabilities:
Asset Retirement Obligations	27,691	27,400
Postretirement Benefits Other than Pensions	23,265	23,638
Pneumoconiosis Benefits	12,258	12,398
Workers' Compensation	9,663	10,205
Total Other Accrued Liabilities	$253,088	$248,671

NOTE 11—LONG-TERM DEBT:

	June 30,	December 31,
	2022	2021
Debt:
Term Loan B due in September 2024 (Principal of $163,590 and $239,277 less Unamortized Discount of $351 and $687, 6.17% and 4.61% Weighted Average Interest Rate, respectively)	$163,239	$238,590
11.00% Senior Secured Second Lien Notes due November 2025	124,107	149,107
MEDCO Revenue Bonds in Series due September 2025 at 5.75%	102,865	102,865
9.00% PEDFA Solid Waste Disposal Revenue Bonds due April 2028	75,000	75,000
Term Loan A due in March 2023 (5.25% Weighted Average Interest Rate at December 31, 2021)	—	41,250
Other Asset-Backed Financing Arrangements	1,707	2,082
Advance Royalty Commitments (8.01% Weighted Average Interest Rate)	4,858	4,858
Less: Unamortized Debt Issuance Costs	5,718	9,111
	466,058	604,641
Less: Amounts Due in One Year*	4,102	36,589
Long-Term Debt	$461,956	$568,052

* Excludes current portion of Finance Lease Obligations of $22,238 and $20,743 at June 30, 2022 and December 31, 2021, respectively.

Senior Secured Credit Facilities

In November 2017, CONSOL Energy entered into a revolving credit facility with PNC Bank, N.A. with commitments up to $300,000 (the “Revolving Credit Facility”), a Term Loan A Facility of up to $100,000 (the “TLA Facility”) and a Term Loan B Facility of up to $400,000 (the “TLB Facility”, and together with the Revolving Credit Facility and the TLA Facility, the “Senior Secured Credit Facilities”). On March 28, 2019, the Company amended the Senior Secured Credit Facilities to increase the borrowing commitment of the Revolving Credit Facility to $400,000 and reallocate the principal amounts outstanding under the TLA Facility and the TLB Facility. On June 5, 2020, the Company amended the Senior Secured Credit Facilities (the “amendment”) to provide eight quarters of financial covenant relaxation, effect an increase in the rate at which borrowings under the Revolving Credit Facility and the TLA Facility bear interest, and add an anti-cash hoarding provision. On March 29, 2021, the Company amended the Senior Secured Credit Facilities to revise the negative covenant with respect to other indebtedness to allow the Company to incur obligations under the tax-exempt solid waste disposal revenue bonds. On April 13, 2021, the Pennsylvania Economic Development Financing Authority ("PEDFA") Solid Waste Disposal Revenue Bonds were issued. Borrowings under the Company's Senior Secured Credit Facilities bear interest at a floating rate which can be, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) an alternate base rate plus an applicable margin. The applicable margin for the Revolving Credit Facility and the TLA Facility depends on the total net leverage ratio, whereas the applicable margin for the TLB Facility is fixed. The amendment increased the applicable margin by 50 basis points on both the Revolving Credit Facility and the TLA Facility. The administrative agents of our Senior Secured Credit Facilities, in consultation with CONSOL, will choose a replacement index for LIBOR and the parties will execute an amendment to the facilities. LIBOR tenors of 1-week and 2-month have been discontinued as of December 31, 2021. However, LIBOR will still be published in its current form for the overnight, 1-month, 3-month, 6-month and 12-month tenors with a planned cessation after June 30, 2023. In the event that LIBOR would no longer be a published rate index, the allowable alternative base rate and replacement index may increase the Company's interest costs associated with those facilities. The maturity date of the Revolving Credit and TLA Facilities is March 28, 2023. The TLA Facility was paid in full on June 30, 2022. The TLB Facility's maturity date is September 28, 2024. Obligations under the Senior Secured Credit Facilities are guaranteed by (i) all owners of the PAMC held by the Company, (ii) any other members of the Company’s group that own any portion of the collateral securing the Revolving Credit Facility, and (iii) subject to certain customary exceptions and agreed materiality thresholds, all other existing or future direct or indirect wholly-owned restricted subsidiaries of the Company. The obligations are secured by, subject to certain exceptions (including a limitation of pledges of equity interests in certain subsidiaries and certain thresholds with respect to real property), a first-priority lien on (i) the Company’s interest in the PAMC, (ii) the equity interests in the Partnership held by the Company, (iii) the CONSOL Marine Terminal, (iv) the Itmann Mine and (v) the 1.4 billion tons of Greenfield Reserves and Resources.

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

The Revolving Credit Facility also includes covenants relating to (i) a maximum first lien gross leverage ratio, (ii) a maximum total net leverage ratio, and (iii) a minimum fixed charge coverage ratio. The maximum first lien gross leverage ratio is calculated as the ratio of Consolidated First Lien Debt to Consolidated EBITDA. Consolidated EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations, non-cash charges related to legacy employee liabilities and gains and losses on debt extinguishment, and subtracts cash payments related to legacy employee liabilities. The maximum total net leverage ratio is calculated as the ratio of Consolidated Indebtedness, minus Cash on Hand, to Consolidated EBITDA. The minimum fixed charge coverage ratio is calculated as the ratio of Consolidated EBITDA to Consolidated Fixed Charges. Consolidated Fixed Charges, as used in the covenant calculation, include cash interest payments, cash payments for income taxes, scheduled debt repayments, dividends paid and Maintenance Capital Expenditures. The amendment revised the financial covenants applicable to the Revolving Credit Facility and the TLA Facility relating to the maximum first lien gross leverage ratio, maximum total net leverage ratio and minimum fixed charge coverage ratio, so that among other things, for the fiscal quarters ending on or after June 30, 2022, the maximum first lien gross leverage ratio shall be 1.75 to 1.00, the maximum total net leverage ratio shall be 2.75 to 1.00 and the minimum fixed charge coverage ratio shall be 1.10 to 1.00.

The Company's first lien gross leverage ratio was 0.38 to 1.00 at June 30, 2022. The Company's total net leverage ratio was 0.46 to 1.00 at June 30, 2022. The Company's fixed charge coverage ratio was 2.51 to 1.00 at June 30, 2022. The Company was in compliance with all of its financial covenants under the Senior Secured Credit Facilities as of June 30, 2022.

The TLB Facility also includes a financial covenant that requires the Company to repay a certain amount of its borrowings under the TLB Facility within ten business days after the date it files its Annual Report on Form 10-K with the Securities and Exchange Commission if the Company has excess cash flow (as defined in the credit agreement for the Senior Secured Credit Facilities) during the year covered by the applicable Annual Report on Form 10-K. As a result of achieving certain financial metrics as of December 31, 2021, the Company was not required to make an excess cash flow payment with respect to the year ended December 31, 2021. During the six months ended June 30, 2021, CONSOL Energy made the required repayment of $4,848 based on the amount of the Company's excess cash flow as of December 31, 2020. The required repayment is equal to a certain percentage of the Company’s excess cash flow for such year, ranging from 0% to 75% depending on the Company’s total net leverage ratio, less the amount of certain voluntary prepayments made by the Company, if any, under the TLB Facility during such fiscal year.

At June 30, 2022, the Revolving Credit Facility had no borrowings outstanding and $157,501 of letters of credit outstanding, leaving $242,499 of unused capacity. At December 31, 2021, the Revolving Credit Facility had no borrowings outstanding and $169,241 of letters of credit outstanding, leaving $230,759 of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.

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

The only non-guarantor subsidiary of the Second Lien Notes is the SPV, which holds the assets pledged to the lender in the securitization facility. The SPV had total assets of $137,684 and $104,548, comprised mainly of $137,346 and $104,099 trade receivables, net, at  June 30, 2022 and December 31, 2021, respectively. Net income (loss) attributable to the SPV was $3,407 and ($3,284) for the three months ended June 30, 2022 and 2021, respectively, and $4,092 and ($2,125) for the six months ended June 30, 2022 and 2021, respectively, which primarily reflected intercompany fees related to purchasing the receivables, which are eliminated in the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q. During the six months ended June 30, 2022 and 2021, there were no borrowings or payments under the Accounts Receivable Securitization Facility. See Note 8 - Accounts Receivable Securitization for additional information. All other subsidiaries are guarantors of the Second Lien Notes.

During the six months ended June 30, 2022, the Company spent $26,387 to retire $25,000 of its outstanding Second Lien Notes. During the six months ended June 30, 2021, the Company spent $14,153 to retire $15,190 of its outstanding Second Lien Notes and made a required repayment of $4,848 on the TLB Facility (discussed previously). As a result of these transactions, a loss on debt extinguishment of $1,565 and a gain on debt extinguishment of $106 were realized during the three months ended June 30, 2022 and 2021, respectively, and a loss on debt extinguishment of $3,687 and a gain on debt extinguishment of $789 were realized during the six months ended June 30, 2022 and 2021, respectively, which are included in Loss (Gain) on Debt Extinguishment on the accompanying Consolidated Statements of Income.

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

The Company started a capital construction project on the PAMC coarse refuse disposal area in 2017, which is now funded, in part, by the $75,000 of PEDFA Bond proceeds loaned to the Company. The Company expects to expend these funds over approximately the next two years, as qualified work is completed. During the three and six months ended June 30, 2022, the Company utilized restricted cash in the amount of $1,693 and $4,724, respectively, for qualified expenses. Additionally, the Company had $41,465 and $46,136 in restricted cash at  June 30, 2022 and  December 31, 2021, respectively, associated with this financing that will be used to fund future spending on the coarse refuse disposal area.

Other Indebtedness

The Company is a borrower under an asset-backed financing arrangement related to certain equipment. The equipment, which had an approximate value of $1,707 and $2,082 at  June 30, 2022 and  December 31, 2021, respectively, fully collateralizes the loan. As of June 30, 2022, the total outstanding loan of $1,707 matures in September 2024. The loan had a weighted average interest rate of 3.61% at June 30, 2022 and December 31, 2021.

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

NOTE 12—COMMITMENTS AND CONTINGENT LIABILITIES:

The Company is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes and other claims and actions arising out of the normal course of business. The Company accrues the estimated loss for these lawsuits and claims when the loss is probable and reasonably estimable. The Company’s estimated accruals related to these pending claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of the Company as of June 30, 2022. It is possible that the aggregate loss in the future with respect to these lawsuits and claims could ultimately be material to the Company’s financial position, results of operations or cash flows; however, such amounts cannot be reasonably estimated. The amount claimed against the Company as of June 30, 2022 is disclosed below when an amount is expressly stated in the lawsuit or claim, which is not often the case.

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

The following is a summary, as of June 30, 2022, of the financial guarantees, unconditional purchase obligations and letters of credit to certain third parties. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments, or under the separation and distribution agreement to the extent retained by the Company's former parent on behalf of the Coal Business. Certain letters of credit included in the table below were issued against other commitments included in this table. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these commitments are recorded as liabilities in the financial statements. The Company’s management believes that these commitments will not have a material adverse effect on the Company’s financial condition.

	Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$51,760	$51,760	$—	$—	$—
Environmental	398	398	—	—	—
Other	136,574	136,574	—	—	—
Total Letters of Credit	$188,732	$188,732	$—	$—	$—
Surety Bonds:
Employee-Related	$81,524	$81,524	$—	$—	$—
Environmental	535,491	484,318	51,173	—	—
Other	4,394	2,986	1,408	—	—
Total Surety Bonds	$621,409	$568,828	$52,581	$—	$—

The Company regularly evaluates the likelihood of default for all guarantees based on an expected loss analysis and records the fair value, if any, of its guarantees as an obligation in the Consolidated Financial Statements.

NOTE 13—DERIVATIVES

Interest Rate Risk Management

During the year ended December 31, 2019, the Company entered into interest rate swaps to manage exposures to interest rate risk on long-term debt in order to achieve a mix of fixed and variable rate debt that it deems appropriate. These interest rate swaps have been designated as cash flow hedges of future variable interest payments. For additional information on these arrangements, refer to Note 11 - Long-Term Debt.

Coal Price Risk Management Positions

The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market in order to manage its exposure to coal prices. The Company has exposure to the risk of fluctuating coal prices related to forecasted or index-priced sales of coal or to the risk of changes in the fair value of a fixed price physical sales contract. As of June 30, 2022, the Company held coal-related financial contracts to sell an aggregate notional volume of 840 thousand metric tons and to buy an aggregate notional volume of 300 thousand metric tons, which will settle in 2022.

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

	June 30, 2022		December 31, 2021
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Coal Swap Contracts	$75,822	$(250,750)	$1,086	$(53,290)
Effect of Counterparty Netting	(75,822)	75,822	(1,086)	1,086
Net Derivatives as Classified in the Consolidated Balance Sheets	$—	$(174,928)	$—	$(52,204)

The net amount of liability derivatives is included in Commodity Derivatives in the accompanying Consolidated Balance Sheets.

Currently, the Company does not seek cash flow hedge accounting treatment for its commodity derivative financial instruments and therefore, changes in fair value are reflected in current earnings. During the three and six months ended June 30, 2022, the Company settled a portion of its commodity derivatives at a loss of $73,923 and $160,175, respectively. Additionally, during the three and six months ended June 30, 2022, the Company recognized unrealized mark-to-market (gains)/losses on its commodity derivatives of ($5,571) and $96,331, respectively. During both the three and six months ended June 30, 2021, the Company recognized unrealized mark-to-market losses on its commodity derivatives of $20,437. These settlements and unrealized mark-to-market losses are included in Loss on Commodity Derivatives, net on the accompanying Consolidated Statements of Income.

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

The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at			Fair Value Measurements at
	June 30, 2022			December 31, 2021
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity Derivatives	$—	$(174,928)	$—	$—	$(52,204)	$—
Interest Rate Swaps	$—	$303	$—	$—	$(517)	$—

The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:

Long-term debt: The fair value of long-term debt is measured using unadjusted quoted market prices or estimated using discounted cash flow analyses. The discounted cash flow analyses are based on current market rates for instruments with similar cash flows.

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	June 30, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-Term Debt	$471,776	$485,001	$613,752	$628,431

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

Reportable segment results for the three months ended June 30, 2022 are:

	PAMC	CONSOL Marine Terminal	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$518,942	$—	$13,750	$—	$532,692
Terminal Revenue	—	21,779	—	—	21,779
Freight Revenue	47,386	—	3,025	—	50,411
Total Revenue from Contracts with Customers	$566,328	$21,779	$16,775	$—	$604,882
Adjusted EBITDA(a)	$203,980	$15,077	$(2,718)	$—	$216,339
Segment Assets	$1,735,635	$80,238	$904,613	$—	$2,720,486
Depreciation, Depletion and Amortization	$49,465	$1,142	$7,273	$—	$57,880
Capital Expenditures	$21,673	$188	$17,557	$—	$39,418

(a) Refer to “Reconciliation of Segment Information to Consolidated Amounts” for the reconciliation of Adjusted EBITDA, a non-GAAP measure, to its most directly comparable GAAP measure.

Reportable segment results for the three months ended June 30, 2021 are:

	PAMC	CONSOL Marine Terminal	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$258,482	$—	$1,350	$—	$259,832
Terminal Revenue	—	17,380	—	—	17,380
Freight Revenue	26,010	—	—	—	26,010
Total Revenue from Contracts with Customers	$284,492	$17,380	$1,350	$—	$303,222
Adjusted EBITDA(a)	$78,267	$10,965	$(4,815)	$—	$84,417
Segment Assets	$1,799,848	$104,848	$653,235	$—	$2,557,931
Depreciation, Depletion and Amortization	$50,169	$1,200	$830	$—	$52,199
Capital Expenditures	$39,874	$52	$3,729	$—	$43,655

(a) Refer to “Reconciliation of Segment Information to Consolidated Amounts” for the reconciliation of Adjusted EBITDA, a non-GAAP measure, to its most directly comparable GAAP measure.

Reportable segment results for the six months ended June 30, 2022 are:

	PAMC	CONSOL Marine Terminal	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$991,903	$—	$17,157	$—	$1,009,060
Terminal Revenue	—	43,176	—	—	43,176
Freight Revenue	85,775	—	3,025	—	88,800
Total Revenue from Contracts with Customers	$1,077,678	$43,176	$20,182	$—	$1,141,036
Adjusted EBITDA(a)	$362,239	$29,554	$(6,224)	$—	$385,569
Segment Assets	$1,735,635	$80,238	$904,613	$—	$2,720,486
Depreciation, Depletion and Amortization	$100,421	$2,307	$11,106	$—	$113,834
Capital Expenditures	$34,651	$360	$41,050	$—	$76,061

(a) Refer to “Reconciliation of Segment Information to Consolidated Amounts” for the reconciliation of Adjusted EBITDA, a non-GAAP measure, to its most directly comparable GAAP measure.

Reportable segment results for the six months ended June 30, 2021 are:

	PAMC	CONSOL Marine Terminal	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$542,948	$—	$2,419	$—	$545,367
Terminal Revenue	—	35,592	—	—	35,592
Freight Revenue	53,023	—	—	—	53,023
Total Revenue from Contracts with Customers	$595,971	$35,592	$2,419	$—	$633,982
Adjusted EBITDA(a)	$177,451	$22,926	$(9,245)	$—	$191,132
Segment Assets	$1,799,848	$104,848	$653,235	$—	$2,557,931
Depreciation, Depletion and Amortization	$104,950	$2,414	$4,732	$—	$112,096
Capital Expenditures	$52,453	$112	$4,890	$—	$57,455

(a) Refer to “Reconciliation of Segment Information to Consolidated Amounts” for the reconciliation of Adjusted EBITDA, a non-GAAP measure, to its most directly comparable GAAP measure.

For the three and six months ended June 30, 2022 and 2021, the Company's reportable segments had revenues from the following customers, each comprising over 10% of the Company's total sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Customer A	$124,469	$40,996	$211,055	*
Customer B	$67,174	$44,346	*	$83,345
Customer C	$64,874	$32,236	$131,164	$89,916
Customer D	*	$49,752	*	$112,321
Customer E	*	$34,439	*	$71,038

*Revenues from these customers during the periods presented were less than 10% of the Company's total sales.

Reconciliation of Segment Information to Consolidated Amounts

Adjusted EBITDA is a non-GAAP measure and is presented in the following tables to reconcile the segment operating performance measure to its most directly comparable GAAP measure, Net Income (Loss).

	Three Months Ended June 30, 2022
	PAMC	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$159,404	$12,354	$(45,467)	$126,291

Add: Income Tax Expense	—	—	23,223	23,223
Add: Interest Expense, net	68	1,530	11,523	13,121
Less: Interest Income	(452)	—	(987)	(1,439)
Earnings (Loss) Before Interest & Taxes (EBIT)	159,020	13,884	(11,708)	161,196

Add: Depreciation, Depletion & Amortization	49,465	1,142	7,273	57,880

Earnings (Loss) Before Interest, Taxes and DD&A (EBITDA)	$208,485	$15,026	$(4,435)	$219,076

Adjustments:
Stock-Based Compensation	$1,066	$51	$152	$1,269
Loss on Debt Extinguishment	—	—	1,565	1,565
Unrealized Mark-to-Market Gain on Commodity Derivative Instruments	(5,571)	—	—	(5,571)
Total Pre-tax Adjustments	(4,505)	51	1,717	(2,737)

Adjusted EBITDA	$203,980	$15,077	$(2,718)	$216,339

	Three Months Ended June 30, 2021
	PAMC	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$6,166	$8,181	$(10,175)	$4,172

Less: Income Tax Benefit	—	—	(8,893)	(8,893)
Add: Interest Expense, net	478	1,536	14,173	16,187
Less: Interest Income	(36)	—	(775)	(811)
Earnings (Loss) Before Interest & Taxes (EBIT)	6,608	9,717	(5,670)	10,655

Add: Depreciation, Depletion & Amortization	50,169	1,200	830	52,199

Earnings (Loss) Before Interest, Taxes and DD&A (EBITDA)	$56,777	$10,917	$(4,840)	$62,854

Adjustments:
Stock-Based Compensation	$1,053	$48	$109	$1,210
Gain on Debt Extinguishment	—	—	(106)	(106)
Pension Settlement	—	—	22	22
Unrealized Mark-to-Market Loss on Commodity Derivative Instruments	20,437	—	—	20,437
Total Pre-tax Adjustments	21,490	48	25	21,563

Adjusted EBITDA	$78,267	$10,965	$(4,815)	$84,417

	Six Months Ended June 30, 2022
	PAMC	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$161,501	$23,967	$(63,627)	$121,841

Add: Income Tax Expense	—	—	19,701	19,701
Add: Interest Expense, net	257	3,061	24,155	27,473
Less: Interest Income	(866)	—	(1,902)	(2,768)
Earnings (Loss) Before Interest & Taxes (EBIT)	160,892	27,028	(21,673)	166,247

Add: Depreciation, Depletion & Amortization	100,421	2,307	11,106	113,834

Earnings (Loss) Before Interest, Taxes and DD&A (EBITDA)	$261,313	$29,335	$(10,567)	$280,081

Adjustments:
Stock-Based Compensation	$4,595	$219	$656	$5,470
Loss on Debt Extinguishment	—	—	3,687	3,687
Unrealized Mark-Market Loss on Commodity Derivative Instruments	96,331	—	—	96,331
Total Pre-tax Adjustments	100,926	219	4,343	105,488

Adjusted EBITDA	$362,239	$29,554	$(6,224)	$385,569

	Six Months Ended June 30, 2021
	PAMC	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$48,616	$17,330	$(35,370)	$30,576

Less: Income Tax Benefit	—	—	(3,708)	(3,708)
Add: Interest Expense, net	1,120	3,073	27,255	31,448
Less: Interest Income	(36)	—	(1,633)	(1,669)
Earnings (Loss) Before Interest & Taxes (EBIT)	49,700	20,403	(13,456)	56,647

Add: Depreciation, Depletion & Amortization	104,950	2,414	4,732	112,096

Earnings (Loss) Before Interest, Taxes and DD&A (EBITDA)	$154,650	$22,817	$(8,724)	$168,743

Adjustments:
Stock-Based Compensation	$2,364	$109	$246	$2,719
Gain on Debt Extinguishment	—	—	(789)	(789)
Pension Settlement	—	—	22	22
Unrealized Mark-to-Market Loss on Commodity Derivative Instruments	20,437	—	—	20,437
Total Pre-tax Adjustments	22,801	109	(521)	22,389

Adjusted EBITDA	$177,451	$22,926	$(9,245)	$191,132

NOTE 16—STOCK AND DEBT REPURCHASES:

In December 2017, CONSOL Energy’s Board of Directors approved a program to repurchase, from time to time, the Company's outstanding shares of common stock or its Second Lien Notes. Since its inception, the Company's Board of Directors has subsequently amended the program several times, the most recent of which amendment in August 2022 raised the aggregate limit of the Company's repurchase authority to $600,000 and extended the program until December 31, 2024.

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

During the six months ended June 30, 2022 and 2021, the Company spent $26,387 to retire $25,000 and spent $14,153 to retire $15,190 of its Second Lien Notes, respectively. No shares of common stock were repurchased under this program during the six months ended June 30, 2022 and 2021.

NOTE 17—SUBSEQUENT EVENTS:

During July 2022, CONSOL Energy amended and extended the Revolving Credit Facility and accounts receivable securitization facility, extending the maturities by four years and three years, respectively. With respect to the Revolving Credit Facility, the amendment increased the borrowing commitments by $260 million, which includes more than $100 million of commitments from new lenders to the facility and nearly $40 million of increased commitments from certain extending lenders. In conjunction with the non-extending lenders, CONSOL Energy will maintain full access to the current $400 million available under the Revolving Credit Facility until its maturity at the end of March 2023. At that point, the Company's borrowing limit under the Revolving Credit Facility will be reduced to $260 million until the facility's maturity date in July 2026. The accounts receivable securitization facility maintains a capacity of $100 million and is extended until July 2025. The amendments also effected certain other modifications to the borrowing base calculations to achieve higher utilization of the facility.

On August 1, 2022, CONSOL Energy Inc.'s Board of Directors approved an enhanced shareholder capital return program, which will begin in the third quarter of 2022 that will, subject to the discretion of the Board of Directors, return approximately 35% of quarterly free cash flow in the form of quarterly dividends and/or share repurchases.

On August 1, 2022, CONSOL Energy Inc.'s Board of Directors approved an expansion of the stock and debt repurchase program. The aggregate amount of the program's expansion is $280 million, bringing the total amount of the Company's stock and debt repurchase program to $600 million. The Company's Board of Directors also approved extending the termination date of the program from December 31, 2022 to December 31, 2024. The program's available capacity as of August 4, 2022 is approximately $381 million.

On August 4, 2022, CONSOL Energy announced a $1.00/share special dividend for the second quarter of 2022 in an aggregate amount of approximately $35 million, payable on August 24, 2022 to all stockholders of record as of August 16, 2022.

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

All amounts discussed are in millions of U.S. dollars, unless otherwise indicated. All tons discussed are on a clean coal equivalent basis.

Recent Developments

Russia-Ukraine War

On February 24, 2022, the armed forces of the Russian Federation launched a large-scale invasion of Ukraine. This conflict has continued at a high level of intensity since then. The extent and duration of the military conflict involving Russia and Ukraine, resulting sanctions and future market or supply disruptions in the region, are impossible to predict, but could be significant and may have a severe adverse effect on the region. Globally, various governments, including the United States, have banned certain imports from Russia including commodities such as oil, natural gas and coal, while governments in the member states of the European Union have committed to significantly reducing, and ultimately phasing out, imports of these commodities from Russia. These events have caused volatility in the aforementioned commodity markets. This volatility, including market expectations of potential changes in coal prices and inflationary pressures on steel products, may significantly affect market prices and overall demand for our coal and the cost of supplies and equipment, as well as the prices of, and demand for, competing sources of energy for our customers, like natural gas. Additionally, the war and resulting market disruption and sanctions have intensified preexisting inflationary pressures in the United States and elsewhere. Although we have not experienced a material negative impact from the war and the resulting sanctions as of the date of this report, we are closely monitoring the potential effects on the market.

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

COVID-19 led to an unprecedented decline in coal demand that began in the first half of 2020, largely driven by government-imposed shutdowns of non-essential businesses. In general, the business environment has improved, resulting in higher demand for our product as government-imposed shutdowns and other COVID-19-related restrictions have been eased. However, imbalances in the global supply chain coupled with inflationary pressures have had both positive and negative impacts to our operations. The extent to which COVID-19 may impact our business depends on future developments, which are highly uncertain and unpredictable, including Presidential mandates, federal and state regulations, new information concerning the severity of COVID-19 variants, the pace and effectiveness of vaccination efforts and the effectiveness of actions globally to contain or mitigate its effects. We expect this could continue to impact our results of operations, cash flows and financial condition. The Company will continue to take steps it believes are appropriate to mitigate the negative impacts of COVID-19 on its operations, liquidity and financial condition.

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

We are also expanding our presence in the metallurgical coal market through the development of our Itmann Mine in West Virginia, which we expect to be fully operational following the relocation and recommissioning of a recently purchased preparation plant, which is planned for completion during the third quarter of 2022.

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

Our core businesses consist of our:

•

Pennsylvania Mining Complex: The PAMC, which includes the Bailey Mine, the Enlow Fork Mine, the Harvey Mine and the Central Preparation Plant, has extensive high-quality coal reserves. We mine our reserves from the Pittsburgh No. 8 Coal Seam, which is a large contiguous formation of high-Btu coal that is ideal for high productivity, low-cost longwall mining operations. The design of the PAMC is optimized to produce large quantities of coal on a cost-efficient basis. We can sustain high production volumes at comparatively low operating costs due to, among other things, our technologically advanced longwall mining systems, logistics infrastructure and safety. All our mines at the PAMC utilize longwall mining, which is a highly automated underground mining technique that produces large volumes of coal at lower costs compared to other underground mining methods.

•

CONSOL Marine Terminal: Through our subsidiary CONSOL Marine Terminals LLC, we provide coal export terminal services through the Port of Baltimore. The terminal can either store coal or load coal directly into vessels from rail cars. It is also the only major east coast United States coal terminal served by two railroads, Norfolk Southern Corporation and CSX Transportation Inc.

•

Itmann Mine: Construction of the Itmann Mine, located in Wyoming County, West Virginia, began in the second half of 2019; development mining began in April 2020, and full production is expected following the relocation and recommissioning of a recently purchased preparation plant, which is planned for completion during the third quarter of 2022. When fully operational, the Company anticipates approximately 900 thousand tons per year of high-quality, low-vol coking coal production from the Itmann Mine, with an anticipated mine life of 20+ years. The preparation plant being recommissioned will also include a highly efficient rail loadout and the capability for processing up to an additional 750 thousand to 1 million third-party product tons annually. This third-party processing revenue is expected to provide an additional avenue of growth for the Company.

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

Q2 2022 Highlights:

•	Coal shipments of 6.2 million tons.
•	Debt repayments of $115.9 million – payments on Term Loan B, Term Loan A, and equipment-financed debt of $75.0 million, $35.0 million and $5.9 million, respectively.
•	Announced a special dividend of $1.00/share for the second quarter of 2022, to be paid on August 24, 2022.
•	Approved an enhanced shareholder return program, which will become effective in the third quarter of 2022 and will initially return approximately 35% of free cash flow while the Company intends to continue to reduce debt at an accelerated pace.

Outlook for 2022:

•	PAMC coal sales volume of 24.0-25.0 million tons
•	PAMC average realized coal revenue per ton sold (1) of $64.00 - $67.00
•	PAMC average cash cost of coal sold per ton (1) of $32.00-$34.00
•	Capital expenditures (including Itmann development) of $160 million to $185 million
•	Production between 0.3 million to 0.5 million tons of coal at the Itmann Mine

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

Realized coal revenue, average realized coal revenue per ton sold, cost of coal sold, cash cost of coal sold, average cash cost of coal sold per ton, average margin per ton sold and average cash margin per ton sold normalize the volatility contained within comparable GAAP measures by adjusting certain non-operating or non-cash transactions. We believe that adjusted EBITDA provides a helpful measure of comparing our operating performance with the performance of other companies that have different financing, capital structures and tax rates than ours. We believe realized coal revenue and average realized coal revenue per ton sold provide useful information to investors because they better reflect our earnings by including the settled costs (or gains) of our commodity derivatives for the period. Each of these non-GAAP metrics are used as supplemental financial measures by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

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

These non-GAAP financial measures should not be considered an alternative to total costs, total coal revenue, net income, or any other measure of financial performance or liquidity presented in accordance with GAAP. These measures exclude some, but not all, items that affect measures presented in accordance with GAAP, and these measures and the way we calculate them may vary from those of other companies. As a result, the items presented below may not be comparable to similarly titled measures of other companies.

Reconciliation of Non-GAAP Financial Measures

We evaluate our cost of coal sold and cash cost of coal sold on an aggregate basis. We define cost of coal sold as operating and other production costs related to produced tons sold, along with changes in coal inventory, both in volumes and carrying values. The cost of coal sold includes items such as direct operating costs, royalty and production taxes, direct administration costs, and depreciation, depletion and amortization costs on production assets. Cost of coal sold excludes any indirect costs, such as general and administrative costs, freight expenses, (loss) gain on debt extinguishment, interest expenses, depreciation, depletion and amortization costs on non-production assets and other costs not directly attributable to the production of coal. The cash cost of coal sold includes cost of coal sold less depreciation, depletion and amortization costs on production assets. We define average cash cost of coal sold per ton as cash cost of coal sold divided by tons sold. The GAAP measure most directly comparable to cost of coal sold, cash cost of coal sold and average cash cost of coal sold per ton is total costs and expenses.

The following table presents a reconciliation for the PAMC segment of cost of coal sold, cash cost of coal sold and average cash cost of coal sold per ton to total costs and expenses, the most directly comparable GAAP financial measure, on a historical basis, for each of the periods indicated (in thousands, except per ton information).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total Costs and Expenses	$395,105	$291,880	$761,606	$602,442
Less: Freight Expense	(50,411)	(26,010)	(88,800)	(53,023)
Less: General and Administrative Costs	(27,364)	(22,486)	(64,513)	(46,026)
Less: (Loss) Gain on Debt Extinguishment	(1,565)	106	(3,687)	789
Less: Interest Expense, net	(13,121)	(16,187)	(27,473)	(31,448)
Less: Other Costs (Non-Production and non-PAMC)	(30,613)	(10,908)	(54,046)	(29,576)
Less: Depreciation, Depletion and Amortization (Non-Production and non-PAMC)	(11,310)	(5,034)	(19,178)	(12,918)
Cost of Coal Sold	$260,721	$211,361	$503,909	$430,240
Less: Depreciation, Depletion and Amortization (Production)	(46,570)	(47,165)	(94,656)	(99,178)
Cash Cost of Coal Sold	$214,151	$164,196	$409,253	$331,062
Total Tons Sold (in millions)	6.2	5.9	12.7	12.7
Average Cost of Coal Sold per Ton	$42.29	$36.00	$39.82	$33.76
Less: Depreciation, Depletion and Amortization Costs per Ton Sold	7.48	7.98	7.52	7.67
Average Cash Cost of Coal Sold per Ton	$34.81	$28.02	$32.30	$26.09

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

The following table presents a reconciliation for the PAMC segment of average realized coal revenue per ton sold, average margin per ton sold and average cash margin per ton sold to total coal revenue, the most directly comparable GAAP financial measure, on a historical basis, for each of the periods indicated (in thousands, except per ton information).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total Coal Revenue (PAMC Segment)	$518,942	$258,482	$991,903	$542,948
Add: Settlements of Commodity Derivatives	(73,923)	—	(160,175)	—
Total Realized Coal Revenue	445,019	258,482	831,728	542,948
Operating and Other Costs	244,764	175,104	463,299	360,638
Less: Other Costs (Non-Production and non-PAMC)	(30,613)	(10,908)	(54,046)	(29,576)
Total Cash Cost of Coal Sold	214,151	164,196	409,253	331,062
Add: Depreciation, Depletion and Amortization	57,880	52,199	113,834	112,096
Less: Depreciation, Depletion and Amortization (Non-Production and non-PAMC)	(11,310)	(5,034)	(19,178)	(12,918)
Total Cost of Coal Sold	$260,721	$211,361	$503,909	$430,240
Total Tons Sold (in millions)	6.2	5.9	12.7	12.7
Average Realized Coal Revenue per Ton Sold	$72.18	$44.02	$65.73	$42.60
Average Cash Cost of Coal Sold per Ton	34.81	28.02	32.30	26.09
Depreciation, Depletion and Amortization Costs per Ton Sold	7.48	7.98	7.52	7.67
Average Cost of Coal Sold per Ton	42.29	36.00	39.82	33.76
Average Margin per Ton Sold	29.89	8.02	25.91	8.84
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	7.48	7.98	7.52	7.67
Average Cash Margin per Ton Sold	$37.37	$16.00	$33.43	$16.51

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

	Three Months Ended June 30, 2022
	PAMC	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$159,404	$12,354	$(45,467)	$126,291

Add: Income Tax Expense	—	—	23,223	23,223
Add: Interest Expense, net	68	1,530	11,523	13,121
Less: Interest Income	(452)	—	(987)	(1,439)
Earnings (Loss) Before Interest & Taxes (EBIT)	159,020	13,884	(11,708)	161,196

Add: Depreciation, Depletion & Amortization	49,465	1,142	7,273	57,880

Earnings (Loss) Before Interest, Taxes and DD&A (EBITDA)	$208,485	$15,026	$(4,435)	$219,076

Adjustments:
Stock-Based Compensation	$1,066	$51	$152	$1,269
Loss on Debt Extinguishment	—	—	1,565	1,565
Unrealized Mark-to-Market Gain on Commodity Derivative Instruments	(5,571)	—	—	(5,571)
Total Pre-tax Adjustments	(4,505)	51	1,717	(2,737)

Adjusted EBITDA	$203,980	$15,077	$(2,718)	$216,339

	Three Months Ended June 30, 2021
	PAMC	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$6,166	$8,181	$(10,175)	$4,172

Less: Income Tax Benefit	—	—	(8,893)	(8,893)
Add: Interest Expense, net	478	1,536	14,173	16,187
Less: Interest Income	(36)	—	(775)	(811)
Earnings (Loss) Before Interest & Taxes (EBIT)	6,608	9,717	(5,670)	10,655

Add: Depreciation, Depletion & Amortization	50,169	1,200	830	52,199

Earnings (Loss) Before Interest, Taxes and DD&A (EBITDA)	$56,777	$10,917	$(4,840)	$62,854

Adjustments:
Stock-Based Compensation	$1,053	$48	$109	$1,210
Gain on Debt Extinguishment	—	—	(106)	(106)
Pension Settlement	—	—	22	22
Unrealized Mark-to-Market Loss on Commodity Derivative Instruments	20,437	—	—	20,437
Total Pre-tax Adjustments	21,490	48	25	21,563

Adjusted EBITDA	$78,267	$10,965	$(4,815)	$84,417

	Six Months Ended June 30, 2022
	PAMC	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$161,501	$23,967	$(63,627)	$121,841

Add: Income Tax Expense	—	—	19,701	19,701
Add: Interest Expense, net	257	3,061	24,155	27,473
Less: Interest Income	(866)	—	(1,902)	(2,768)
Earnings (Loss) Before Interest & Taxes (EBIT)	160,892	27,028	(21,673)	166,247

Add: Depreciation, Depletion & Amortization	100,421	2,307	11,106	113,834

Earnings (Loss) Before Interest, Taxes and DD&A (EBITDA)	$261,313	$29,335	$(10,567)	$280,081

Adjustments:
Stock-Based Compensation	$4,595	$219	$656	$5,470
Loss on Debt Extinguishment	—	—	3,687	3,687
Unrealized Mark-Market Loss on Commodity Derivative Instruments	96,331	—	—	96,331
Total Pre-tax Adjustments	100,926	219	4,343	105,488

Adjusted EBITDA	$362,239	$29,554	$(6,224)	$385,569

	Six Months Ended June 30, 2021
	PAMC	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$48,616	$17,330	$(35,370)	$30,576

Less: Income Tax Benefit	—	—	(3,708)	(3,708)
Add: Interest Expense, net	1,120	3,073	27,255	31,448
Less: Interest Income	(36)	—	(1,633)	(1,669)
Earnings (Loss) Before Interest & Taxes (EBIT)	49,700	20,403	(13,456)	56,647

Add: Depreciation, Depletion & Amortization	104,950	2,414	4,732	112,096

Earnings (Loss) Before Interest, Taxes and DD&A (EBITDA)	$154,650	$22,817	$(8,724)	$168,743

Adjustments:
Stock-Based Compensation	$2,364	$109	$246	$2,719
Gain on Debt Extinguishment	—	—	(789)	(789)
Pension Settlement	—	—	22	22
Unrealized Mark-to-Market Loss on Commodity Derivative Instruments	20,437	—	—	20,437
Total Pre-tax Adjustments	22,801	109	(521)	22,389

Adjusted EBITDA	$177,451	$22,926	$(9,245)	$191,132

Results of Operations: Three Months Ended June 30, 2022 Compared with the Three Months Ended June 30, 2021

Net Income

CONSOL Energy reported net income of $126 million for the three months ended June 30, 2022, compared to net income of $4 million for the three months ended June 30, 2021. CONSOL Energy reported adjusted EBITDA of $216 million for the three months ended June 30, 2022, compared to adjusted EBITDA of $84 million for the three months ended June 30, 2021. The significant contributors to adjusted EBITDA are realized coal revenue and cash cost of coal sold, which are discussed below.

CONSOL Energy's business consists of the Pennsylvania Mining Complex and the CONSOL Marine Terminal segments, as well as various corporate and other business activities that are not allocated to the PAMC or the CONSOL Marine Terminal segments. The other business activities include the development of the Itmann Mine, the Greenfield Reserves and Resources, closed mine activities, general and administrative activities, interest expense and income taxes, as well as various other non-operated activities.

PAMC ANALYSIS:

The PAMC segment's principal activities consist of mining, preparation and marketing of bituminous coal, sold primarily to power generators, industrial end-users and metallurgical end-users. The segment also includes general and administrative costs, as well as various other activities assigned to the PAMC segment, but not included in the cost components on a per unit basis.

The PAMC segment had net income of $159 million for the three months ended June 30, 2022, compared to net income of $6 million for the three months ended June 30, 2021. The PAMC segment had adjusted EBITDA of $204 million for the three months ended June 30, 2022, compared to adjusted EBITDA of $78 million for the three months ended June 30, 2021. Included in the second quarter 2022 adjusted EBITDA were settlements of commodity derivatives at a loss of $74 million (see Note 13 - Derivatives in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q). Variances are discussed below.

	Three Months Ended
	June 30,
(in millions)	2022	2021	Variance
Realized Coal Revenue:
Coal Revenue	$519	$258	$261
Settlements of Commodity Derivative Instruments	(74)	—	(74)
Total Realized Coal Revenue	445	258	187
Freight Revenue	47	26	21
Miscellaneous Other Income	1	—	1
Less:
Cash Cost of Coal Sold	214	164	50
Other Costs	7	(1)	8
Freight Expense	47	26	21
General and Administrative Costs	21	17	4
Adjusted EBITDA	$204	$78	$126

Coal Production

The table below presents total tons produced (in thousands) from the Pennsylvania Mining Complex for the periods indicated:

	Three Months Ended June 30,
Mine	2022	2021	Variance
Bailey	3,168	3,021	147
Enlow Fork	1,732	1,594	138
Harvey	1,328	1,297	31
Total	6,228	5,912	316

The PAMC's coal production increased in the period-to-period comparison, as the Company sought to match production with improved demand for its coal, despite multiple longwall moves and a challenged transportation environment during the second quarter of 2022.

Coal Operations

The PAMC segment's realized coal revenue and cost components on a per unit basis for these periods were as follows:

	Three Months Ended June 30,
	2022	2021	Variance
Total Tons Sold (in millions)	6.2	5.9	0.3
Average Realized Coal Revenue per Ton Sold (1)	$72.18	$44.02	$28.16

Average Cash Cost of Coal Sold per Ton (1)	$34.81	$28.02	$6.79
Depreciation, Depletion and Amortization Costs per Ton Sold (Non-Cash Cost)	7.48	7.98	(0.50)
Average Cost of Coal Sold per Ton (1)	$42.29	$36.00	$6.29
Average Margin per Ton Sold (1)	$29.89	$8.02	$21.87
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	7.48	7.98	(0.50)
Average Cash Margin per Ton Sold (1)	$37.37	$16.00	$21.37

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

Coal Revenue and Realized Coal Revenue

Coal revenue and realized coal revenue were $519 million and $445 million for the three months ended June 30, 2022, respectively, compared to $258 million and $258 million for the three months ended June 30, 2021, respectively. As a result of continued global tightness of coal supply and higher electric power prices, coupled with higher prices for natural gas, which is a competitor to the Company's coal product, the Company realized higher pricing on its contracts, including domestic contracts, export contracts, and contracts that contain positive electric power-price adjustments, during the three months ended June 30, 2022. This higher pricing was partially offset by the settlement of certain commodity derivatives during the quarter, whereas during the prior year period, the Company did not settle any of its commodity derivatives. Demand for coal remains elevated as a result of declining reported stockpiles at domestic coal-fired electricity producers and increased demand abroad resulting, in part, from the conflict in Europe's impact on energy prices.

Freight Revenue and Freight Expense

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services to move its coal from the mine to the ultimate sales point. Freight revenue is completely offset by freight expense. Freight revenue and freight expense were both $47 million for the three months ended June 30, 2022, compared to $26 million for the three months ended June 30, 2021. The $21 million increase was primarily related to increased transportation pricing from the underlying pricing model, as well as an increase in fuel surcharges.

Cash Cost of Coal Sold

Cash cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. The cash cost of coal sold includes items such as direct operating costs, royalties and production taxes, and direct administration costs. Total cash cost of coal sold was $214 million for the three months ended June 30, 2022, or $50 million higher than the $164 million for the three months ended June 30, 2021. Average cash cost of coal sold per ton was $34.81 for the three months ended June 30, 2022, compared to $28.02 for the three months ended June 30, 2021. The increase in the total cash cost of coal sold and average cash cost of coal sold per ton was primarily due to ongoing inflationary pressures, the premature termination of a fixed power contract as a result of a supplier bankruptcy and repair and maintenance costs. Additionally, the total cash cost of coal sold and average cash cost of coal sold per ton were impacted by the ongoing development work associated with the PAMC's fifth longwall.

Other Costs

Other costs include items that are assigned to the PAMC segment but are not included in unit costs. Total other costs increased $8 million in the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase was primarily attributable to an increase in current quarter costs related to demurrage charges and discretionary employee benefit expenses.

General and Administrative Costs

The amount of general and administrative costs related to the PAMC segment were $21 million for the three months ended June 30, 2022, compared to $17 million for the three months ended June 30, 2021. The $4 million increase in the period-to-period comparison was primarily related to increased expense under the long-term incentive compensation plan incurred in the three months ended June 30, 2022 due to the Company achieving certain financial metrics and a substantial increase in the Company's share price, compared to the three months ended June 30, 2021.

CONSOL MARINE TERMINAL ANALYSIS:

The CONSOL Marine Terminal segment provides coal export terminal services through the Port of Baltimore. The segment also includes general and administrative activities and interest expense, as well as various other activities assigned to the CONSOL Marine Terminal segment.

The CONSOL Marine Terminal segment had net income of $12 million for the three months ended June 30, 2022, compared to net income of $8 million for the three months ended June 30, 2021. The CONSOL Marine Terminal segment had adjusted EBITDA of $15 million for the three months ended June 30, 2022, compared to adjusted EBITDA of $11 million for the three months ended June 30, 2021.

	Three Months Ended June 30,
(in millions)	2022	2021	Variance

Terminal Revenue	$22	$17	$5
Miscellaneous Other Income	1	1	—
Less:
Operating and Other Costs	7	6	1
General and Administrative Costs	1	1	—
Adjusted EBITDA	$15	$11	$4

Terminal revenue consists of sales from the CONSOL Marine Terminal, which is located in the Port of Baltimore, Maryland and provides access to international coal markets. Throughput volumes at the CONSOL Marine Terminal were 3.8 million tons in both the three months ended June 30, 2022 and the three months ended June 30, 2021. CONSOL Marine Terminal sales were $22 million for the three months ended June 30, 2022, compared to $17 million for the three months ended June 30, 2021, as a result of an increase in the rates charged to process coal at the Terminal due to increased export demand and commodity pricing strength.

OTHER ANALYSIS:

The other segment includes revenue and expenses from various corporate and diversified business activities that are not allocated to the PAMC or the CONSOL Marine Terminal segments. The diversified business activities include the development of the Itmann Mine, the Greenfield Reserves and Resources, closed mine activities, general and administrative activities, interest expense and income taxes, as well as various other non-operated activities.

Other business activities had a loss before income tax of $22 million for the three months ended June 30, 2022, compared to a loss before income tax of $19 million for the three months ended June 30, 2021. Variances are discussed below.

	Three Months Ended
	June 30,
(in millions)	2022	2021	Variance
Revenue:
Coal Revenue - Itmann	$14	$2	$12
Freight Revenue	3	—	3
Miscellaneous Other Income	6	1	5
Gain on Sale of Assets	—	2	(2)
Total Revenue and Other Income	23	5	18
Other Costs and Expenses:
Operating and Other Costs	17	6	11
Depreciation, Depletion and Amortization	7	1	6
Freight Expense	3	—	3
General and Administrative Costs	4	3	1
Loss on Debt Extinguishment	2	—	2
Interest Expense, net	12	14	(2)
Total Other Costs and Expenses	45	24	21
Loss Before Income Tax	$(22)	$(19)	$(3)

Coal Revenue - Itmann

Coal revenue consists of the sale of coal mined during the development of the Itmann Mine located in Wyoming County, West Virginia. The improvement is due to a 30 thousand increase in tons sold in the period-to-period comparison, as well as a significant increase in the price of metallurgical coal. During the three months ended June 30, 2022, average revenue on a per-ton basis was $268.36, compared to $64.29 for the three months ended June 30, 2021.

Freight Revenue and Freight Expense

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services to move its coal from the mine to the ultimate sales point. Freight revenue is completely offset by freight expense. Freight revenue and freight expense were both $3 million for the three months ended June 30, 2022. The $3 million increase was primarily related to increased coal shipments during the ongoing development of the Itmann mine.

Miscellaneous Other Income

Miscellaneous other income was $6 million for the three months ended June 30, 2022, compared to $1 million for the three months ended June 30, 2021. The change is due to the following items:

	Three Months Ended June 30,
(in millions)	2022	2021	Variance
Royalty Income - Non-Operated Coal	$4	$—	$4
Interest Income	1	1	—
Other Income	1	—	1
Total Miscellaneous Other Income	$6	$1	$5

      Royalty income - non-operated coal increased in the period-to-period comparison as a result of increased pricing and additional operating activity by third-party companies mining in reserves to which we have a royalty claim.

Gain on Sale of Assets

Gain on sale of assets decreased $2 million in the period-to-period comparison primarily due to the sale of land and gas wells during the three months ended June 30, 2021.

Operating and Other Costs

Operating and other costs were $17 million for the three months ended June 30, 2022, compared to $6 million for the three months ended June 30, 2021. Operating and other costs increased in the period-to-period comparison due to the following items:

	Three Months Ended June 30,
(in millions)	2022	2021	Variance
Operating Cost of Coal Sold - Itmann	$9	$2	$7
Employee-Related Legacy Liability Expense	2	3	(1)
Coal Reserve Holding Costs	2	2	—
Closed and Idle Mines	1	1	—
Other	3	(2)	5
Total Operating and Other Costs	$17	$6	$11

The Itmann Mine's operating cost of coal sold is comprised of development costs absorbed by the coal revenue generated during development. The operating costs of coal sold include items such as direct development costs, royalties and production taxes, third-party processing and hauling of raw coal and direct administration costs. The increase in operating costs of $7 million is primarily due to an increase in costs associated with third-party processing and hauling of raw coal, as well as the increased coal revenue available to absorb development costs.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $6 million in the period-to-period comparison due to current quarter adjustments to the Company's asset retirement obligations based on current projected cash outflows.

General and Administrative Costs

General and administrative expenses remained materially consistent in the period-to-period comparison.

Loss on Debt Extinguishment

Loss on debt extinguishment of $2 million was recognized in the three months ended June 30, 2022 due to accelerated payments made on the Company's Term Loan A and Term Loan B Facilities.

Interest Expense, net

Interest expense, net of amounts capitalized, decreased in the period-to-period comparison primarily due to the Company's continued de-leveraging efforts throughout the three months ended June 30, 2022.

Results of Operations: Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021

Net Income

CONSOL Energy reported net income of $122 million for the six months ended June 30, 2022, compared to net income of $31 million for the six months ended June 30, 2021. CONSOL Energy reported adjusted EBITDA of $386 million for the six months ended June 30, 2022, compared to adjusted EBITDA of $191 million for the six months ended June 30, 2021. The significant contributors to adjusted EBITDA are realized coal revenue and cash cost of coal sold, which are discussed below.

CONSOL Energy's business consists of the Pennsylvania Mining Complex and the CONSOL Marine Terminal segments, as well as various corporate and other business activities that are not allocated to the PAMC or the CONSOL Marine Terminal segments. The other business activities include the development of the Itmann Mine, the Greenfield Reserves and Resources, closed mine activities, general and administrative activities, interest expense and income taxes, as well as various other non-operated activities.

PAMC ANALYSIS:

The PAMC segment's principal activities consist of mining, preparation and marketing of bituminous coal, sold primarily to power generators, industrial end-users and metallurgical end-users. The segment also includes general and administrative costs, as well as various other activities assigned to the PAMC segment, but not included in the cost components on a per unit basis.

The PAMC segment had net income of $162 million for the six months ended June 30, 2022, compared to net income of $49 million for the six months ended June 30, 2021. The PAMC segment had adjusted EBITDA of $362 million for the six months ended June 30, 2022, compared to adjusted EBITDA of $177 million for the six months ended June 30, 2021. Included in 2022 adjusted EBITDA were settlements of commodity derivatives at a loss of $160 million (see Note 13 - Derivatives in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q). Variances are discussed below.

	Six Months Ended
	June 30,
(in millions)	2022	2021	Variance
Realized Coal Revenue:
Coal Revenue	$992	$543	$449
Settlements of Commodity Derivative Instruments	(160)	—	(160)
Total Realized Coal Revenue	832	543	289
Freight Revenue	86	53	33
Miscellaneous Other Loss	—	(1)	1
Gain on Sale of Assets	1	1	—
Less:
Cash Cost of Coal Sold	409	331	78
Other Costs	15	(1)	16
Freight Expense	86	53	33
General and Administrative Costs	47	36	11
Adjusted EBITDA	$362	$177	$185

Coal Production

The table below presents total tons produced (in thousands) from the Pennsylvania Mining Complex for the periods indicated:

	Six Months Ended June 30,
Mine	2022	2021	Variance
Bailey	6,189	6,800	(611)
Enlow Fork	3,508	3,590	(82)
Harvey	2,887	2,541	346
Total	12,584	12,931	(347)

The PAMC's coal production decreased slightly in the period-to-period comparison. Operationally, the Company performed strongly in the current year as demand for its product steadily improved. However, multiple longwall moves and a challenged transportation environment weighed on the Company's production during 2022.

Coal Operations

The PAMC segment's realized coal revenue and cost components on a per unit basis for these periods were as follows:

	Six Months Ended June 30,
	2022	2021	Variance
Total Tons Sold (in millions)	12.7	12.7	—
Average Realized Coal Revenue per Ton Sold (1)	$65.73	$42.60	$23.13

Average Cash Cost of Coal Sold per Ton (1)	$32.30	$26.09	$6.21
Depreciation, Depletion and Amortization Costs per Ton Sold (Non-Cash Cost)	7.52	7.67	(0.15)
Average Cost of Coal Sold per Ton (1)	$39.82	$33.76	$6.06
Average Margin per Ton Sold (1)	$25.91	$8.84	$17.07
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	7.52	7.67	(0.15)
Average Cash Margin per Ton Sold (1)	$33.43	$16.51	$16.92

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

Coal Revenue and Realized Coal Revenue

Coal revenue and realized coal revenue were $992 million and $832 million for the six months ended June 30, 2022, respectively, compared to $543 million and $543 million for the six months ended June 30, 2021, respectively. As a result of continued global tightness of coal supply and higher electric power prices, coupled with higher prices for natural gas, which is a competitor to the Company's coal product, the Company realized higher pricing on its contracts, including domestic contracts, export contracts, and contracts that contain positive electric power-price adjustments, during the six months ended June 30, 2022. This higher pricing was partially offset by the settlement of certain commodity derivatives during the year, whereas during the prior year period, the Company did not settle any of its commodity derivatives. Demand for coal remains elevated as a result of declining reported stockpiles at domestic coal-fired electricity producers and increased demand abroad resulting, in part, from the conflict in Europe's impact on energy prices.

Freight Revenue and Freight Expense

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services to move its coal from the mine to the ultimate sales point. Freight revenue is completely offset by freight expense. Freight revenue and freight expense were both $86 million for the six months ended June 30, 2022, compared to $53 million for the six months ended June 30, 2021. The $33 million increase was primarily related to increased transportation pricing from the underlying pricing model, as well as an increase in fuel surcharges.

Cash Cost of Coal Sold

Cash cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. The cash cost of coal sold includes items such as direct operating costs, royalties and production taxes, and direct administration costs. Total cash cost of coal sold was $409 million for the six months ended June 30, 2022, or $78 million higher than the $331 million for the six months ended June 30, 2021. Average cash cost of coal sold per ton was $32.30 for the six months ended June 30, 2022, compared to $26.09 for the six months ended June 30, 2021. The increase in the total cash cost of coal sold and average cash cost of coal sold per ton was primarily due to ongoing inflationary pressures, the premature termination of a fixed power contract as a result of a supplier bankruptcy and repair and maintenance costs. Additionally, the total cash cost of coal sold and average cash cost of coal sold per ton were impacted by the ongoing development work associated with the PAMC's fifth longwall.

Other Costs

Other costs include items that are assigned to the PAMC segment but are not included in unit costs. Total other costs increased $16 million in the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase was primarily attributable to an increase in current year costs related to discretionary employee benefit expenses and demurrage charges.

General and Administrative Costs

The amount of general and administrative costs related to the PAMC segment were $47 million for the six months ended June 30, 2022, compared to $36 million for the six months ended June 30, 2021. The $11 million increase in the period-to-period comparison was primarily related to increased expense under the long-term incentive compensation plan incurred in the six months ended June 30, 2022 due to the Company achieving certain financial metrics and a substantial increase in the Company's share price, compared to the six months ended June 30, 2021.

CONSOL MARINE TERMINAL ANALYSIS:

The CONSOL Marine Terminal segment provides coal export terminal services through the Port of Baltimore. The segment also includes general and administrative activities and interest expense, as well as various other activities assigned to the CONSOL Marine Terminal segment.

The CONSOL Marine Terminal segment had net income of $24 million for the six months ended June 30, 2022, compared to net income of $17 million for the six months ended June 30, 2021. The CONSOL Marine Terminal segment had adjusted EBITDA of $29 million for the six months ended June 30, 2022, compared to adjusted EBITDA of $22 million for the six months ended June 30, 2021.

	Six Months Ended June 30,
(in millions)	2022	2021	Variance

Terminal Revenue	$43	$36	$7
Miscellaneous Income	2	—	2
Less:
Operating and Other Costs	13	12	1
General and Administrative Costs	3	2	1
Adjusted EBITDA	$29	$22	$7

Terminal revenue consists of sales from the CONSOL Marine Terminal, which is located in the Port of Baltimore, Maryland and provides access to international coal markets. Throughput volumes at the CONSOL Marine Terminal were 7.4 million tons in the six months ended June 30, 2022, compared to 7.9 million tons in the six months ended June 30, 2021. CONSOL Marine Terminal sales were $43 million for the six months ended June 30, 2022, compared to $36 million for the six months ended June 30, 2021 as a result of an increase in the rates charged to process coal at the Terminal due to increased export demand and commodity pricing strength.

OTHER ANALYSIS:

The other segment includes revenue and expenses from various corporate and diversified business activities that are not allocated to the PAMC or the CONSOL Marine Terminal segments. The diversified business activities include the development of the Itmann Mine, the Greenfield Reserves and Resources, closed mine activities, general and administrative activities, interest expense and income taxes, as well as various other non-operated activities.

Other business activities had a loss before income tax of $44 million for the six months ended June 30, 2022, compared to a loss before income tax of $39 million for the six months ended June 30, 2021. Variances are discussed below.

	Six Months Ended
	June 30,
(in millions)	2022	2021	Variance
Revenue:
Coal Revenue - Itmann	$17	$2	$15
Freight Revenue	3	—	3
Miscellaneous Other Income	9	5	4
Gain on Sale of Assets	5	10	(5)
Total Revenue and Other Income	34	17	17
Other Costs and Expenses:
Operating and Other Costs	27	18	9
Depreciation, Depletion and Amortization	11	5	6
Freight Expense	3	—	3
General and Administrative Costs	9	7	2
Loss (Gain) on Debt Extinguishment	4	(1)	5
Interest Expense, net	24	27	(3)
Total Other Costs and Expenses	78	56	22
Loss Before Income Tax	$(44)	$(39)	$(5)

Coal Revenue - Itmann

Coal revenue consists of the sale of coal mined during the development of the Itmann Mine located in Wyoming County, West Virginia. The improvement is due to a 31 thousand increase in tons sold in the period-to-period comparison, as well as a significant increase in the price of metallurgical coal. During the six months ended June 30, 2022, average revenue on a per-ton basis was $244.12, compared to $61.75 for the six months ended June 30, 2021.

Freight Revenue and Freight Expense

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services to move its coal from the mine to the ultimate sales point. Freight revenue is completely offset by freight expense. Freight revenue and freight expense were both $3 million for the six months ended June 30, 2022. The $3 million increase was primarily related to increased coal shipments during the ongoing development of the Itmann mine.

Miscellaneous Other Income

Miscellaneous other income was $9 million for the six months ended June 30, 2022, compared to $5 million for the six months ended June 30, 2021. The change is due to the following items:

	Six Months Ended June 30,
(in millions)	2022	2021	Variance
Royalty Income - Non-Operated Coal	$6	$2	$4
Interest Income	2	2	—
Property Easements and Option Income	1	—	1
Other Income	—	1	(1)
Total Miscellaneous Other Income	$9	$5	$4

Royalty income - non-operated coal increased in the period-to-period comparison as a result of increased pricing and additional operating activity by third-party companies mining in reserves to which we have a royalty claim.

Gain on Sale of Assets

Gain on sale of assets decreased $5 million in the period-to-period comparison primarily due to a decrease in sales of various gas wells and land during the six months ended June 30, 2022, compared to the six months ended June 30, 2021.

Operating and Other Costs

Operating and other costs were $27 million for the six months ended June 30, 2022, compared to $18 million for the six months ended June 30, 2021. Operating and other costs increased in the period-to-period comparison due to the following items:

	Six Months Ended June 30,
(in millions)	2022	2021	Variance
Operating Cost of Coal Sold - Itmann	$12	$2	$10
Employee-Related Legacy Liability Expense	3	4	(1)
Coal Reserve Holding Costs	3	5	(2)
Closed and Idle Mines	2	2	—
Other	7	5	2
Total Operating and Other Costs	$27	$18	$9

The Itmann Mine's operating cost of coal sold is comprised of development costs absorbed by the coal revenue generated during development. The operating costs of coal sold include items such as direct development costs, royalties and production taxes, third-party processing and hauling of raw coal and direct administration costs. The increase in operating costs of $10 million is primarily due to an increase in costs associated with third-party processing and hauling of raw coal, as well as the increased coal revenue available to absorb development costs.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $6 million in the period-to-period comparison due to current year adjustments to the Company's asset retirement obligations based on current projected cash outflows.

General and Administrative Costs

The amount of general and administrative costs related to the Other segment were $9 million for the six months ended June 30, 2022, compared to $7 million for the six months ended June 30, 2021. The $2 million increase in the period-to-period comparison was primarily related to increased expense under the long-term incentive compensation plan incurred in the six months ended June 30, 2022 due to the Company achieving certain financial metrics and a substantial increase in the Company's share price, compared to the six months ended June 30, 2021.

Loss (Gain) on Debt Extinguishment

Loss on debt extinguishment of $4 million was recognized in the six months ended June 30, 2022, due to accelerated payments made on the Company's Term Loan A and Term Loan B Facilities and the open market repurchases of the Company's 11.00% Senior Secured Second Lien Notes due 2025. Gain on debt extinguishment of $1 million was recognized in the six months ended June 30, 2021, due to the open market repurchases of the Company's 11.00% Senior Secured Second Lien Notes due 2025.

Interest Expense, net

         Interest expense, net of amounts capitalized, decreased in the period-to-period comparison primarily due to the Company's continued de-leveraging efforts throughout the six months ended June 30, 2022.

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

We expect demand for our coal to remain elevated in the near future as a result of declining reported stockpiles at domestic coal-fired electricity producers and increased demand abroad resulting, in part, from the Russia/Ukraine conflict and its impact on energy prices, particularly in Europe. These elevated prices are bolstering the Company's cash flows, which has allowed the Company to accelerate debt reduction. As a result, interest expense and debt servicing costs are declining, and the Company's liquidity is increasing. Additionally, we expect the construction of the preparation plant at the Itmann Mine site to be completed in the third quarter of 2022. When fully operational, the increased volume of coal sold from the Itmann Mine will further enhance the Company's cash flows. These factors will allow the Company to continue to opportunistically reduce its debt levels and return shareholder value in the form of dividends and/or stock repurchases. During the second quarter of 2022, the Company generated cash flows from operating activities of approximately $198 million and utilized a portion of operating cash flows to retire outstanding indebtedness. More specifically, the Company made debt repayments of $6 million, $35 million and $75 million on its equipment-financed debt, Term Loan A Facility and Term Loan B Facility, respectively. As of June 30, 2022, our total liquidity was $504 million, which comprises $262 million of cash and cash equivalents and the remaining capacity of $242 million on our revolving credit facility.

The Company is continuing to actively monitor the effects of the ongoing COVID-19 pandemic on its liquidity and capital resources. As disclosed previously, we took several steps throughout the COVID-19 pandemic to reinforce our liquidity. From a coal shipment perspective, the decline in coal demand seemed to have hit its lowest point in May 2020 and has since shown significant improvement. While many government-imposed shut-downs of non-essential businesses in the United States and abroad have been phased out, the reoccurrence of such restrictions could result in a decrease in demand for our coal, which could adversely affect our liquidity in future periods. Depressed demand for our coal may also result from a general recession or reduction in overall business activity, including a significant increase in interest rates. A decrease in demand for our coal, the failure of our customers to purchase coal from us that they are obligated to purchase pursuant to existing contracts, or disruptions in the logistics chain preventing us from shipping our coal would have a material adverse effect on our results of operations and financial condition. During the 2021 fiscal year and continuing into 2022, CONSOL Energy has encountered multiple transportation delays as a result of the disruption of the global supply chain and logistics infrastructure. However, our transportation partners are continuing to work through these issues and improve their staffing levels.

Events that negatively impact our overall financial condition and liquidity could result in our inability to comply with our credit facility's financial covenants. This could limit our access to our credit facilities if we are unable to obtain waivers from our lenders or amend the credit facilities. Additionally, access to capital continues to tighten for the Company's industry as a result of banking, institutional and investor environmental, social and governance (ESG) requirements and limitations, which tend to discourage investment in coal or other fossil fuel companies. However, the Company expects to maintain adequate liquidity through its operating cash flow and cash and cash equivalents on hand, as well as its revolving credit facility and securitization facility, to fund its working capital and capital expenditures in the short-term and long-term.

The Company started a capital construction project on the coarse refuse disposal area at the PAMC in 2017, which is expected to continue through 2023. The construction on the coarse refuse disposal area is now funded, in part, by the $75 million of tax-exempt solid waste disposal revenue bonds, the proceeds of which were loaned to the Company and which the Company expects to expend over approximately the next two years, as qualified work is completed. Through the second quarter of 2022, the Company utilized restricted cash held in escrow in the amount of $34 million for qualified expenses. The Company has $41 million remaining in restricted cash associated with this financing that will be used to fund future spending on the coarse refuse disposal area. The Company also began construction of the Itmann Mine in the second half of 2019; development mining began in April 2020, and full production is expected following construction of a preparation plant near the mine site, which is planned for completion during the third quarter of 2022. When fully operational, the Company anticipates approximately 900 thousand product tons per year of high-quality, low-vol coking coal production from the Itmann Mine. The preparation plant being constructed also includes a highly efficient rail loadout and the capability for processing up to an additional 750 thousand to 1 million third-party product tons annually. This potential third-party processing revenue is expected to provide an additional avenue of growth for the Company.

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

CONSOL Energy participates in the United Mine Workers of America (the “UMWA”) Combined Benefit Fund and the UMWA 1992 Benefit Plan for which benefits are reflected in the Company's consolidated financial statements when paid. These benefit arrangements may result in additional liabilities that are not recognized on the Consolidated Balance Sheet at June 30, 2022. The various multi-employer benefit plans are discussed in Note 17—Other Employee Benefit Plans in the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. CONSOL Energy's total contributions under the Coal Industry Retiree Health Benefit Act of 1992 were $1,054 and $1,231 for the three months ended June 30, 2022 and 2021, respectively. CONSOL Energy's total contributions under the Coal Industry Retiree Health Benefit Act of 1992 were $2,108 and $2,455 for the six months ended June 30, 2022 and 2021, respectively. Based on available information at December 31, 2021, CONSOL Energy's obligation for the UMWA Combined Benefit Fund and 1992 Benefit Plan is estimated to be approximately $46,381. CONSOL Energy also uses a combination of surety bonds, corporate guarantees and letters of credit to secure its financial obligations for employee-related, environmental, performance and various other items which are not reflected on the Consolidated Balance Sheet at June 30, 2022. Management believes these items will expire without being funded. See Note 12—Commitments and Contingent Liabilities in the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CONSOL Energy.

Cash Flows (in millions)

	Six Months Ended June 30,
	2022	2021	Change
Cash Provided by Operating Activities	$347	$173	$174
Cash Used in Investing Activities	$(70)	$(46)	$(24)
Cash (Used in) Provided by Financing Activities	$(162)	$22	$(184)

Cash provided by operating activities increased $174 million in the period-to-period comparison, primarily due to a $194 million increase in Adjusted EBITDA, offset by other working capital changes that occurred throughout both periods.

Cash used in investing activities increased $24 million in the period-to-period comparison. Capital expenditures increased $19 million primarily due to the construction of a preparation plant near the Itmann Mine. Further details regarding the Company's capital expenditures are set forth below.

	Six Months Ended June 30,
	2022	2021	Change
Building and Infrastructure	$50	$19	$31
Equipment Purchases and Rebuilds	16	27	(11)
Solid Waste Disposal Project	4	9	(5)
IS&T Infrastructure	1	1	—
Other	5	1	4
Total Capital Expenditures	$76	$57	$19

Cash flows used in financing activities increased $184 million in the period-to-period comparison, primarily driven by a $108 million increase in net payments on indebtedness due to the Company's ongoing de-leveraging efforts. During the six months ended June 30, 2021, the Company received $75 million in proceeds loaned to the Company from the issuance of Pennsylvania Economic Development Financing Authority tax-exempt solid waste disposal revenue bonds. No such proceeds were received during the six months ended June 30, 2022, which contributed to the variance in the period-to-period comparison.

Senior Secured Credit Facilities

In November 2017, the Company entered into a revolving credit facility with PNC Bank, N.A. with commitments up to $300 million (the “Revolving Credit Facility”), a Term Loan A Facility of up to $100 million (the “TLA Facility”) and a Term Loan B Facility of up to $400 million (the “TLB Facility”, and together with the Revolving Credit Facility and the TLA Facility, the “Senior Secured Credit Facilities”). On March 28, 2019, the Company amended the Senior Secured Credit Facilities to increase the borrowing commitment of the Revolving Credit Facility to $400 million and reallocate the principal amounts outstanding under the TLA Facility and the TLB Facility. On June 5, 2020, the Company amended the Senior Secured Credit Facilities (the “2020 amendment”) to provide eight quarters of financial covenant relaxation, effect an increase in the rate at which borrowings under the Revolving Credit Facility and the TLA Facility bear interest, and add an anti-cash hoarding provision. On March 29, 2021, the Company amended the Senior Secured Credit Facilities to revise the negative covenant with respect to other indebtedness to allow the Company to incur obligations under the tax-exempt solid waste disposal revenue bonds. The Revolving Credit Facility was further amended in July 2022 to, among other things, increase the borrowing commitment by $260 million (to an aggregate of $660 million) until March 2023, after which the borrowing commitment will be reduced to $260 million until the facility's maturity in July 2026. Borrowings under the Company's Senior Secured Credit Facilities bore interest at a floating rate which was, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) an alternate base rate plus an applicable margin. The July 2022 amendment provides that borrowings under the Senior Secured Credit Facilities will bear interest at a floating rate that is, at the Company's option, either (i) SOFR plus the applicable SOFR Adjustment (as defined therein) depending on the applicable interest period plus an applicable margin or (ii) an alternate base rate plus an applicable margin. The applicable margin for the Revolving Credit Facility and TLA Facility depends on the total net leverage ratio, whereas the applicable margin for the TLB Facility is fixed. The 2020 amendment increased the applicable margin by 50 basis points on both the Revolving Credit Facility and the TLA Facility. The maturity date of the Revolving Credit Facility is July 2026 and the maturity date of the TLA Facility was March 28, 2023. The TLA Facility was paid in full on June 30, 2022. The TLB Facility's maturity date is September 28, 2024. In June 2019, the TLA Facility began amortizing in equal quarterly installments of (i) 3.75% of the original principal amount thereof, for four consecutive quarterly installments commencing with the quarter ended June 30, 2019, (ii) 6.25% of the original principal amount thereof for the subsequent eight quarterly installments commencing with the quarter ended June 30, 2020 and (iii) 8.75% of the original principal amount thereof for the quarterly installments thereafter, and the remaining balance was to have been due at final maturity. In June 2019, the TLB Facility began amortizing in equal quarterly installments in an amount equal to 0.25% per annum of the amended principal amount thereof, with the remaining balance due at final maturity.

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

The Revolving Credit Facility also includes financial covenants, including (i) a maximum first lien gross leverage ratio, (ii) a maximum total net leverage ratio, and (iii) a minimum fixed charge coverage ratio. The maximum first lien gross leverage ratio is calculated as the ratio of Consolidated First Lien Debt to Consolidated EBITDA. Consolidated EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, nonrecurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations, non-cash charges related to legacy employee liabilities and gains and losses on debt extinguishment, and subtracts cash payments related to legacy employee liabilities. The maximum total net leverage ratio is calculated as the ratio of Consolidated Indebtedness, minus Cash on Hand, to Consolidated EBITDA. The minimum fixed charge coverage ratio is calculated as the ratio of Consolidated EBITDA to Consolidated Fixed Charges. Consolidated Fixed Charges, as used in the covenant calculation, include cash interest payments, cash payments for income taxes, scheduled debt repayments, dividends paid, and Maintenance Capital Expenditures. The amendment revised the financial covenants applicable to the Revolving Credit Facility and the TLA Facility relating to the maximum first lien gross leverage ratio, the maximum total net leverage ratio and the minimum fixed charge coverage ratio, so that among other things, for the fiscal quarters ending on or after June 30, 2022, the maximum first lien gross leverage ratio shall be 1.75 to 1.00, the maximum total net leverage ratio shall be 2.75 to 1.00 and the minimum fixed charge coverage ratio shall be 1.10 to 1.00.

The Company's first lien gross leverage ratio was 0.38 to 1.00 at June 30, 2022. The Company's total net leverage ratio was 0.46 to 1.00 at June 30, 2022. The Company's fixed charge coverage ratio was 2.51 to 1.00 at June 30, 2022. Accordingly, the Company was in compliance with all of its financial covenants under the Senior Secured Credit Facilities as of June 30, 2022.

The TLB Facility also includes a financial covenant that requires the Company to repay a certain amount of its borrowings under the TLB Facility within ten business days after the date it files its Annual Report on Form 10-K with the Securities and Exchange Commission (“SEC”) if the Company has excess cash flow (as defined in the credit agreement for the Senior Secured Credit Facilities) during the year covered by the applicable Annual Report on Form 10-K. The required repayment is equal to a certain percentage of the Company’s excess cash flow for such year, ranging from 0% to 75% depending on the Company’s total net leverage ratio, less the amount of certain voluntary prepayments made by the Company, if any, under the TLB Facility during such fiscal year.  There was no required payment during the six months ended June 30, 2022 with respect to the year ended December 31, 2021.

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

At June 30, 2022, there were no borrowings outstanding under the Revolving Credit Facility and the facility is currently only used for providing letters of credit, with $158 million of letters of credit outstanding, leaving $242 million of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.

Securitization Facility

On November 30, 2017, (1)(i) CONSOL Marine Terminals LLC, as an originator of receivables, (ii) CONSOL Pennsylvania Coal Company LLC (“CONSOL Pennsylvania”), as an originator of receivables and as initial servicer of the receivables for itself and the other originators (collectively, the “Originators”), each a wholly-owned subsidiary of CONSOL Energy, and (iii) CONSOL Funding LLC (the “SPV”), a Delaware special purpose entity and wholly-owned subsidiary of CONSOL Energy, as buyer, entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) and (2)(i) CONSOL Thermal Holdings LLC, an indirect, wholly-owned subsidiary of the Partnership, as sub-originator (the “Sub-Originator”), and (ii) CONSOL Pennsylvania, as buyer and as initial servicer of the receivables for itself and the Sub-Originator, entered into a Sub-Originator Sale Agreement (the “Sub-Originator PSA”). In addition, on November 30, 2017, the SPV entered into a Receivables Financing Agreement (the “Receivables Financing Agreement”) by and among (i) the SPV, as borrower, (ii) CONSOL Pennsylvania, as initial servicer, (iii) PNC Bank, as administrative agent, LC Bank and lender, and (iv) the additional persons from time to time party thereto as lenders. Together, the Purchase and Sale Agreement, the Sub-Originator PSA and the Receivables Financing Agreement establish the primary terms and conditions of an accounts receivable securitization program (the “Securitization”). In March 2020, the securitization facility was amended to, among other things, extend the maturity date from August 30, 2021 to March 27, 2023. In July 2022, the securitization facility was again amended to extend the maturity date to July 2025.

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

At June 30, 2022, eligible accounts receivable yielded $31 million of borrowing capacity. At June 30, 2022, the facility had no outstanding borrowings and approximately $31 million of letters of credit outstanding, leaving no unused capacity. Costs associated with the receivables facility totaled $341 thousand for the three months ended June 30, 2022. These costs have been recorded as financing fees which are included in Operating and Other Costs in the Consolidated Statements of Income. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.

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

Prior to November 15, 2021, the Company was permitted to redeem all or a part of the Second Lien Notes, at a redemption price equal to 100% of the principal amount thereof plus the Applicable Premium, as defined in the Indenture, plus accrued and unpaid interest, if any, to, but not including, the redemption date (subject to the rights of holders of the Second Lien Notes on the relevant record date to receive interest due on the relevant interest payment date).  As of June 30, 2022, the Company has not redeemed the Second Lien Notes, in part or in full, but it has repurchased Second Lien Notes under its stock and debt repurchase program.

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

Material Cash Requirements

CONSOL Energy expects to make payments of $40,558 on its long-term debt obligations, including interest, in the next 12 months. Refer to Note 13 – Long-Term Debt of our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information concerning material cash requirements in future years. CONSOL Energy expects to make payments of $32,446 on its operating and finance lease obligations, including interest, in the next 12 months. Refer to Note 14 – Leases of our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information concerning material cash requirements in future years. CONSOL Energy expects to make payments of $46,036 on its employee-related long-term liabilities in 2022. Refer to Note 15 – Pension and Other Postretirement Benefit Plans and Note 16 – Coal Workers’ Pneumoconiosis and Workers’ Compensation of our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information concerning material cash requirements in future years. CONSOL Energy believes it will be able to satisfy these material requirements with cash generated from operations, cash on hand, borrowings under the Revolving Credit Facility and securitization facility, and, if necessary, cash generated from its ability to issue additional equity or debt securities.

Debt

At June 30, 2022, CONSOL Energy had total long-term debt and finance lease obligations of $511 million outstanding, including the current portion of long-term debt of $26 million. This long-term debt consisted of:

•

An aggregate principal amount of $164 million in connection with the TLB Facility, due in September 2024, less $1 million of unamortized discount. Borrowings under the TLB Facility bear interest at a floating rate.

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

•	An aggregate principal amount of $75 million of tax-exempt solid waste disposal revenue bonds, which were issued to finance the ongoing expansion of the coal refuse disposal area at the Central Preparation Plant, which bear interest at 9.00% per annum for an initial term of seven years and mature in April 2051. Interest on the tax-exempt solid waste disposal revenue bonds is payable on February 1 and August 1 of each year.
•	An aggregate principal amount of $39 million of finance leases with a weighted average interest rate of 6.29%.
•	Advanced royalty commitments of $5 million with a weighted average interest rate of 8.01% per annum.
•	An aggregate principal amount of $2 million of asset-backed financing arrangements due in September 2024 at an interest rate of 3.61%.

At June 30, 2022, CONSOL Energy had no borrowings outstanding and approximately $158 million of letters of credit outstanding under the $400 million senior secured Revolving Credit Facility. At June 30, 2022, CONSOL Energy had no borrowings outstanding and approximately $31 million of letters of credit outstanding under the $100 million Securitization Facility.

Stock and Debt Repurchases

In December 2017, CONSOL Energy’s Board of Directors approved a program to repurchase, from time to time, the Company's outstanding shares of common stock or its Second Lien Notes. Since its inception, the Company's Board of Directors has subsequently amended the program several times, the most recent of which amendment in August 2022 raised the aggregate limit of the Company's repurchase authority to $600 million and extended the program until December 31, 2024.

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

During the six months ended June 30, 2022, the Company spent approximately $26 million to retire $25 million of its Second Lien Notes. No shares of common stock were repurchased under this program during the six months ended June 30, 2022.

Total Equity and Dividends

Total equity attributable to CONSOL Energy was $798 million at June 30, 2022 and $673 million at December 31, 2021. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.

The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy's Board of Directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CONSOL Energy's financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. The Company's Senior Secured Credit Facilities limit CONSOL Energy's ability to pay dividends up to $25 million annually, which increases to $50 million annually when the Company's total net leverage ratio is less than 1.50 to 1.00 and subject to an aggregate amount up to a cumulative credit calculation set forth in the facilities, with additional conditions of no outstanding borrowings and no more than $200 million of outstanding letters of credit on the Revolving Credit Facility, and the total net leverage ratio shall not be greater than 2.00 to 1.00. The total net leverage ratio was 0.46 to 1.00 and the cumulative credit was approximately $347 million at June 30, 2022. The cumulative credit starts with $50 million and builds with excess cash flow commencing in 2018. Separately, the Indenture to the Second Lien Notes limits dividends when the Company's total net leverage ratio exceeds 2.00 to 1.00 and subject to an amount not to exceed an annual rate of 4.0% of the quoted public market value per share of such common stock at the time of the declaration.

On August 4, 2022, CONSOL Energy announced a $1.00/share special dividend for the second quarter of 2022, in an aggregate amount of approximately $35 million, payable on August 24, 2022 to all stockholders of record as of August 16, 2022.

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

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy's principal executive officer and principal financial officer, evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CONSOL Energy's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2022 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy's management, including CONSOL Energy's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II: OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Our operations are subject to a variety of risks and disputes normally incidental to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. However, we are not currently subject to any material litigation, except as disclosed in Note 12 - Commitments and Contingent Liabilities in the Notes to the Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q, incorporated herein by this reference.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of the Company's equity securities during the three months ended June 30, 2022. Since the December 2017 inception of the Company's current stock and debt repurchase program, CONSOL Energy Inc.'s Board of Directors has subsequently amended the program several times, the most recent of which amendment in August 2022 raised the aggregate limit to $600 million and extended the program until December 31, 2024. As of August 4, 2022, approximately $381 million remained available under the stock and debt repurchase program. The program does not obligate CONSOL Energy to acquire any particular amount of its common stock or notes, and can be modified or suspended at any time at the Company’s discretion. See Note 16 - Stock and Debt Repurchases in the Notes to the Consolidated Financial Statements in Item 1 of this Form 10-Q for more information.

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

ITEM 5.    OTHER INFORMATION

Entry into a Material Definitive Agreement

On July 29, 2022, (i) CONSOL Funding LLC, as borrower, (ii) CONSOL Pennsylvania Coal Company LLC, as initial servicer, and (iii) PNC Bank, National Association, as lender, LC bank and administrative agent, entered into that certain Seventh Amendment (the “Amendment”) to the Receivables Financing Agreement dated as of November 30, 2017 (the “Agreement”).

Among other things, the Amendment extended the scheduled termination date of the Agreement from March 27, 2023 to July 29, 2025, modified the borrowing base calculations, and replaced LIBOR as a reference rate with SOFR. The Facility Limit (defined in the Agreement) remains unchanged; the maximum amount of advances and letters of credit outstanding under the Agreement may not exceed $100 million.

ITEM 6.    EXHIBITS

Exhibits	Description	Method of Filing

10.1	Amendment No. 4, dated as of July 18, 2022, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the other Secured Parties referred to therein	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on July 25, 2022

10.2	Sixth Amendment to Receivables Financing Agreement dated as of June 22, 2022**	Filed herewith

10.3	Seventh Amendment to Receivables Financing Agreement dated as of July 29, 2022**	Filed herewith

10.4	Form of Notice of Restricted Stock Unit Award Terms and Conditions for Non-Employee Directors*	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

95	Mine Safety and Health Administration Safety Data	Filed herewith

101	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2022, furnished in Inline XBRL)	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL)	Contained in Exhibit 101

*Indicates management contract or compensatory plan or arrangement

**Information in this exhibit identified by brackets is confidential and has been excluded pursuant to Item 601(b)(10)(iv) of Regulation S-K because it (i) is not material and (ii) is the type that the registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOL ENERGY INC.

August 4, 2022	By:	/s/ JAMES A. BROCK
James A. Brock
Director, Chief Executive Officer and President (Principal Executive Officer)

August 4, 2022	By:	/s/ MITESHKUMAR B. THAKKAR
Miteshkumar B. Thakkar
Chief Financial Officer (Principal Financial Officer)

August 4, 2022	By:	/s/ JOHN M. ROTHKA
John M. Rothka
Chief Accounting Officer (Principal Accounting Officer)