Form 10-Q
period 2022-09-30
CONSOL Energy Inc.
filed 2022-11-01
CIK 1710366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________________

FORM 10-Q

__________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2022

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

CONSOL Energy Inc. had 34,871,358 shares of common stock, $0.01 par value, outstanding at October 21, 2022.

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

•

“Coal Business” refers to (i) the Pennsylvania Mining Complex (PAMC) and certain other coal assets; (ii) the CONSOL Marine Terminal; (iii) the Itmann Mine; and (iv) the Greenfield Reserves and Resources and certain related coal assets and liabilities;

•	“CONSOL Marine Terminal” refers to the Company's terminal operations located at the Port of Baltimore;

•	“former parent” refers to CNX Resources Corporation and its consolidated subsidiaries;

•	“General Partner” refers to PA Mining Complex GP LLC (formerly known as CONSOL Coal Resources GP LLC), a Delaware limited liability company and the general partner of the Partnership;

•

“Greenfield Reserves and Resources” means those undeveloped reserves and resources owned by the Company in the Northern Appalachian, Central Appalachian and Illinois basins that are not associated with the Pennsylvania Mining Complex or the Itmann Mine;

•	“Itmann Mine” refers to the Company's metallurgical coal mine and coal preparation plant located in Wyoming County, West Virginia;

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

PART I : FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOL ENERGY INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue and Other Income:	2022	2021	2022	2021
Coal Revenue	$472,608	$258,560	$1,481,668	$803,927
Terminal Revenue	14,840	14,108	58,016	49,700
Freight Revenue	42,619	19,348	131,419	72,371
Loss on Commodity Derivatives, net	(65)	(147,306)	(256,571)	(167,743)
Miscellaneous Other Income	5,088	4,281	17,160	9,504
Gain on Sale of Assets	26,548	21	33,094	10,563
Total Revenue and Other Income	561,638	149,012	1,464,786	778,322
Costs and Expenses:
Operating and Other Costs	229,669	188,951	692,968	549,590
Depreciation, Depletion and Amortization	54,773	55,977	168,607	168,073
Freight Expense	42,619	19,348	131,419	72,371
General and Administrative Costs	30,406	22,606	94,919	68,631
Loss (Gain) on Debt Extinguishment	674	132	4,361	(657)
Interest Expense, net	11,962	16,045	39,435	47,493
Total Costs and Expenses	370,103	303,059	1,131,709	905,501
Earnings (Loss) Before Income Tax	191,535	(154,047)	333,077	(127,179)
Income Tax Expense (Benefit)	39,414	(40,258)	59,115	(43,966)
Net Income (Loss)	$152,121	$(113,789)	$273,962	$(83,213)

Earnings (Loss) per Share:
Total Basic Earnings (Loss) per Share	$4.36	$(3.30)	$7.87	$(2.42)
Total Dilutive Earnings (Loss) per Share	$4.25	$(3.30)	$7.68	$(2.42)

Dividends Declared per Common Share	$1.00	$—	$1.00	$—

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Income (Loss)	$152,121	$(113,789)	$273,962	$(83,213)

Other Comprehensive Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: ($508), ($1,164), ($1,524), ($3,755))	1,525	3,359	4,574	10,844
Unrealized (Loss) Gain on Cash Flow Hedges (Net of tax: $89, ($135), ($116), ($414))	(214)	390	401	1,195
Other Comprehensive Income	1,311	3,749	4,975	12,039

Comprehensive Income (Loss)	$153,432	$(110,040)	$278,937	$(71,174)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	(Unaudited)
	September 30,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and Cash Equivalents	$268,853	$149,913
Restricted Cash - Current	45,941	32,605
Accounts and Notes Receivable
Trade Receivables, net	106,620	104,099
Other Receivables, net	40,750	11,631
Inventories	74,955	62,876
Prepaid Expenses and Other Current Assets	21,178	25,216
Total Current Assets	558,297	386,340
Property, Plant and Equipment:
Property, Plant and Equipment	5,351,120	5,250,805
Less - Accumulated Depreciation, Depletion and Amortization	3,397,821	3,272,255
Total Property, Plant and Equipment—Net	1,953,299	1,978,550
Other Assets:
Deferred Income Taxes	44,105	57,011
Right of Use Asset - Operating Leases	21,512	21,956
Restricted Cash - Non-current	5,854	15,688
Salary Retirement	54,139	38,947
Other Noncurrent Assets, net	85,070	75,025
Total Other Assets	210,680	208,627
TOTAL ASSETS	$2,722,276	$2,573,517

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	(Unaudited)
	September 30,	December 31,
	2022	2021
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$124,553	$80,343
Current Portion of Long-Term Debt	26,493	57,332
Operating Lease Liability, Current Portion	5,943	6,682
Commodity Derivatives	91,486	52,204
Other Accrued Liabilities	266,530	248,671
Total Current Liabilities	515,005	445,232
Long-Term Debt:
Long-Term Debt	413,645	568,052
Finance Lease Obligations	13,530	26,598
Total Long-Term Debt	427,175	594,650
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	318,585	329,659
Pneumoconiosis Benefits	197,960	203,473
Asset Retirement Obligations	215,303	210,718
Workers’ Compensation	57,040	58,148
Salary Retirement	25,602	26,013
Operating Lease Liability	15,695	15,274
Other Noncurrent Liabilities	33,466	17,537
Total Deferred Credits and Other Liabilities	863,651	860,822
TOTAL LIABILITIES	1,805,831	1,900,704

Stockholders' Equity:
Common Stock, $0.01 Par Value; 62,500,000 Shares Authorized, 34,871,358 Shares Issued and Outstanding at September 30, 2022; 34,480,181 Shares Issued and Outstanding at December 31, 2021	349	345
Capital in Excess of Par Value	647,448	646,945
Retained Earnings	519,110	280,960
Accumulated Other Comprehensive Loss	(250,462)	(255,437)
TOTAL EQUITY	916,445	672,813
TOTAL LIABILITIES AND EQUITY	$2,722,276	$2,573,517

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
December 31, 2021	$345	$646,945	$280,960	$(255,437)	$672,813
(Unaudited)
Net Loss	—	—	(4,450)	—	(4,450)
Actuarially Determined Long-Term Liability Adjustments (Net of $508 Tax)	—	—	—	1,525	1,525
Interest Rate Hedge (Net of $130 Tax)	—	—	—	391	391
Comprehensive (Loss) Income	—	—	(4,450)	1,916	(2,534)
Issuance of Common Stock	3	(3)	—	—	—
Amortization of Stock-Based Compensation Awards	—	4,201	—	—	4,201
Shares Withheld for Taxes	—	(6,072)	—	—	(6,072)
March 31, 2022	$348	$645,071	$276,510	$(253,521)	$668,408
(Unaudited)
Net Income	—	—	126,291	—	126,291
Actuarially Determined Long-Term Liability Adjustments (Net of $508 Tax)	—	—	—	1,524	1,524
Interest Rate Hedge (Net of $75 Tax)	—	—	—	224	224
Comprehensive Income	—	—	126,291	1,748	128,039
Issuance of Common Stock	1	(1)	—	—	—
Amortization of Stock-Based Compensation Awards	—	1,269	—	—	1,269
Shares Withheld for Taxes	—	(122)	—	—	(122)
June 30, 2022	$349	$646,217	$402,801	$(251,773)	$797,594
(Unaudited)
Net Income	—	—	152,121	—	152,121
Actuarially Determined Long-Term Liability Adjustments (Net of $508 Tax)	—	—	—	1,525	1,525
Interest Rate Hedge (Net of $89 Tax)	—	—	—	(214)	(214)
Comprehensive Income	—	—	152,121	1,311	153,432
Amortization of Stock-Based Compensation Awards	—	1,224	—	—	1,224
Shares Withheld for Taxes	—	7	—	—	7
Dividends on Common Shares ($1.00/share)	—	—	(34,871)	—	(34,871)
Dividend Equivalents Earned on Stock-Based Compensation Awards	—	—	(941)	—	(941)
September 30, 2022	$349	$647,448	$519,110	$(250,462)	$916,445

CONSOL ENERGY INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
December 31, 2020	$340	$642,887	$246,850	$(336,558)	$553,519
(Unaudited)
Net Income	—	—	26,404	—	26,404
Actuarially Determined Long-Term Liability Adjustments (Net of $1,164 Tax)	—	—	—	3,360	3,360
Interest Rate Hedge (Net of $144 Tax)	—	—	—	414	414
Comprehensive Income	—	—	26,404	3,774	30,178
Issuance of Common Stock	4	(4)	—	—	—
Amortization of Stock-Based Compensation Awards	—	1,509	—	—	1,509
Shares Withheld for Taxes	—	(2,072)	—	—	(2,072)
CCR Merger	—	(266)	—	197	(69)
March 31, 2021	$344	$642,054	$273,254	$(332,587)	$583,065
(Unaudited)
Net Income	—	—	4,172	—	4,172
Actuarially Determined Long-Term Liability Adjustments (Net of $1,427 Tax)	—	—	—	4,125	4,125
Interest Rate Hedge (Net of $135 Tax)	—	—	—	391	391
Comprehensive Income	—	—	4,172	4,516	8,688
Issuance of Common Stock	1	(1)	—	—	—
Amortization of Stock-Based Compensation Awards	—	1,210	—	—	1,210
Shares Withheld for Taxes	—	(230)	—	—	(230)
June 30, 2021	$345	$643,033	$277,426	$(328,071)	$592,733
(Unaudited)
Net Loss	—	—	(113,789)	—	(113,789)
Actuarially Determined Long-Term Liability Adjustments (Net of $1,164 Tax)	—	—	—	3,359	3,359
Interest Rate Hedge (Net of $135 Tax)	—	—	—	390	390
Comprehensive (Loss) Income	—	—	(113,789)	3,749	(110,040)
Amortization of Stock-Based Compensation Awards	—	1,888	—	—	1,888
Shares Withheld for Taxes	—	(1)	—	—	(1)
September 30, 2021	$345	$644,920	$163,637	$(324,322)	$484,580

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net Income (Loss)	$273,962	$(83,213)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	168,607	168,073
Gain on Sale of Assets	(33,094)	(10,563)
Stock-Based Compensation	6,694	4,607
Amortization of Debt Issuance Costs	6,682	6,472
Loss (Gain) on Debt Extinguishment	4,361	(657)
Deferred Income Taxes	13,095	(43,966)
Other Adjustments to Net Income	3,880	507
Changes in Operating Assets:
Accounts and Notes Receivable	(3,304)	53,970
Inventories	(11,685)	185
Prepaid Expenses and Other Assets	6,069	446
Changes in Other Assets	(24,866)	4,952
Changes in Operating Liabilities:
Accounts Payable	41,222	6,247
Commodity Derivatives, net Liability	39,282	167,743
Other Operating Liabilities	16,951	14,368
Changes in Other Liabilities	(8,170)	(36,028)
Net Cash Provided by Operating Activities	499,686	253,143
Cash Flows from Investing Activities:
Capital Expenditures	(134,456)	(103,318)
Proceeds from Sales of Assets	19,774	12,053
Other Investing Activity	(1,633)	(338)
Net Cash Used in Investing Activities	(116,315)	(91,603)
Cash Flows from Financing Activities:
Payments on Finance Lease Obligations	(18,192)	(20,864)
Payments on Term Loan A	(41,250)	(25,000)
Payments on Term Loan B	(125,687)	(6,911)
Payments on Second Lien Notes	(26,387)	(17,092)
Proceeds from Long-Term Debt	—	75,000
Payments on Asset-Backed Financing	(566)	(546)
Payments on Other Debt	(23)	—
Shares Withheld for Taxes	(6,187)	(2,303)
Debt-Related Financing Fees	(7,766)	(2,368)
Dividends	(34,871)	—
Net Cash Used in Financing Activities	(260,929)	(84)
Net Increase in Cash and Cash Equivalents and Restricted Cash	122,442	161,456
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	198,206	50,850
Cash and Cash Equivalents and Restricted Cash at End of Period	$320,648	$212,306

Cash and Cash Equivalents	$268,853	$161,981
Restricted Cash - Current	45,941	37,557
Restricted Cash - Non-current	5,854	12,768
Cash and Cash Equivalents and Restricted Cash at End of Period	$320,648	$212,306

Non-Cash Investing and Financing Activities:
Finance Lease	$6,256	$12,298

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for future periods.

The Consolidated Balance Sheet at December 31, 2021 has been derived from the Audited Consolidated Financial Statements at that date but does not include all disclosures required by GAAP. This Form 10-Q report should be read in conjunction with CONSOL Energy Inc.'s Annual Report on Form 10-K for the year ended December 31, 2021.

All dollar amounts discussed in these Notes to Consolidated Financial Statements are in thousands of U.S. dollars, except for per share amounts, and unless otherwise indicated.

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

Earnings per Share

Basic earnings per share are computed by dividing net income (loss) by the weighted average number of shares outstanding during the reporting period. Dilutive earnings per share are computed similarly to basic earnings per share, except that the weighted average number of shares outstanding is increased to include additional shares from restricted stock units and performance share units, if dilutive. The number of additional shares is calculated by assuming that outstanding restricted stock units and performance share units were released, and that the proceeds from such activities, as applicable, were used to acquire shares of common stock at the average market price during the reporting period.

The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Anti-Dilutive Restricted Stock Units	80	983,708	403	1,063,253
Anti-Dilutive Performance Share Units	—	78,635	—	89,544
	80	1,062,343	403	1,152,797

The computations for basic and dilutive earnings (loss) per share are as follows:

	Three Months Ended		Nine Months Ended
Dollars in thousands, except per share data	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net Income (Loss)	$152,121	$(113,789)	$273,962	$(83,213)

Denominator:
Weighted-average shares of common stock outstanding	34,870,154	34,480,181	34,793,069	34,378,808
Effect of dilutive awards*	906,437	—	900,513	—
Weighted-average diluted shares of common stock outstanding	35,776,591	34,480,181	35,693,582	34,378,808

Earnings (Loss) per Share:
Basic	$4.36	$(3.30)	$7.87	$(2.42)
Dilutive	$4.25	$(3.30)	$7.68	$(2.42)

*During periods in which the Company incurs a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of all equity awards is anti-dilutive.

As of September 30, 2022, CONSOL Energy has 500,000 shares of preferred stock authorized, none of which are issued or outstanding.

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

NOTE 2—REVENUE FROM CONTRACTS WITH CUSTOMERS:

The following tables disaggregate CONSOL Energy's revenue from contracts with customers to depict how the nature, amount, timing and uncertainty of the Company's revenues and cash flows are affected by economic factors:

	Three Months Ended September 30, 2022
	Domestic	Export	Total
Power Generation	$228,488	$53,329	$281,817
Industrial	6,670	117,435	124,105
Metallurgical	3,536	63,150	66,686
Total Coal Revenue	238,694	233,914	472,608
Terminal Revenue			14,840
Freight Revenue			42,619
Total Revenue from Contracts with Customers			$530,067

	Three Months Ended September 30, 2021
	Domestic	Export	Total
Power Generation	$146,845	$26,390	$173,235
Industrial	3,233	57,534	60,767
Metallurgical	2,233	22,325	24,558
Total Coal Revenue	152,311	106,249	258,560
Terminal Revenue			14,108
Freight Revenue			19,348
Total Revenue from Contracts with Customers			$292,016

	Nine Months Ended September 30, 2022
	Domestic	Export	Total
Power Generation	$655,834	$203,364	$859,198
Industrial	17,464	371,093	388,557
Metallurgical	3,536	230,377	233,913
Total Coal Revenue	676,834	804,834	1,481,668
Terminal Revenue			58,016
Freight Revenue			131,419
Total Revenue from Contracts with Customers			$1,671,103

	Nine Months Ended September 30, 2021
	Domestic	Export	Total
Power Generation	$414,565	$86,626	$501,191
Industrial	9,470	230,771	240,241
Metallurgical	4,653	57,842	62,495
Total Coal Revenue	428,688	375,239	803,927
Terminal Revenue			49,700
Freight Revenue			72,371
Total Revenue from Contracts with Customers			$925,998

Coal Revenue

The Company has disaggregated its coal revenue, derived from the PAMC and Itmann operations, between domestic and export revenues, as well as industrial, power generation and metallurgical markets. Domestic coal revenue tends to be derived from contracts that typically have a term of one year or longer, and the pricing is typically fixed. Historically, export coal revenue tended to be derived from spot or shorter-term contracts with pricing determined closer to the time of shipment or based on a market index; however, the Company has recently begun to secure several long-term export contracts with varying pricing arrangements. Coal revenue derived from the Itmann operations consists primarily of metallurgical coal sales, while coal revenue derived from the PAMC services all markets due to the nature of its coal quality characteristics.

CONSOL Energy's coal revenue is recognized when the performance obligation has been satisfied, and the corresponding transaction price has been determined. Generally, title passes when coal is loaded at the coal preparation facility, at terminal locations or other customer destinations. The Company's coal contract revenue per ton is fixed and determinable based upon either fixed forward pricing or pricing derived from established indices and adjusted for nominal quality characteristics. Some coal contracts also contain positive electric power price-related adjustments, which represent market-driven price adjustments, wherein no additional value is exchanged, in addition to a fixed base price per ton. The Company’s coal contracts generally do not allow for retroactive adjustments to pricing after title to the coal has passed and typically do not have significant financing components.

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

While CONSOL Energy does, from time to time, experience costs of obtaining coal customer contracts with amortization periods greater than one year, those costs are generally immaterial to the Company's net income. At September 30, 2022 and December 31, 2021, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. As of and for the three and nine months ended September 30, 2022 and 2021, the Company has not recognized any amortization of previously existing capitalized costs of obtaining customer contracts. Further, the Company has not recognized any coal revenue in the current period that is not a result of current period performance.

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

The CONSOL Marine Terminal does not normally experience material costs of obtaining customer contracts with amortization periods greater than one year. At September 30, 2022 and December 31, 2021, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. As of and for the three and nine months ended September 30, 2022 and 2021, the Company has not recognized any amortization of previously existing capitalized costs of obtaining Terminal customer contracts. Further, the Company has not recognized any revenue in the current period that is not a result of current period performance.

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

NOTE 3—COMPONENTS OF PENSION AND OTHER POST-EMPLOYMENT BENEFIT (OPEB) PLANS NET PERIODIC BENEFIT COSTS:

The components of Net Periodic Benefit (Credit) Cost are as follows:

	Pension Benefits				Other Post-Employment Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Service Cost	$301	$278	$905	$836	$—	$—	$—	$—
Interest Cost	4,135	3,563	12,404	10,667	1,975	1,819	5,924	5,456
Expected Return on Plan Assets	(9,319)	(10,542)	(27,957)	(31,626)	—	—	—	—
Amortization of Prior Service Credits	—	—	—	—	(601)	(602)	(1,804)	(1,804)
Amortization of Actuarial Loss	759	1,368	2,278	4,102	878	1,629	2,636	4,887
Settlement Loss Recognized	—	—	—	22	—	—	—	—
Net Periodic Benefit (Credit) Cost	$(4,124)	$(5,333)	$(12,370)	$(15,999)	$2,252	$2,846	$6,756	$8,539

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

NOTE 4—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:

The components of Net Periodic Benefit Cost are as follows:

	CWP				Workers' Compensation
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Service Cost	$727	$1,115	$2,179	$3,345	$1,230	$1,059	$3,690	$3,177
Interest Cost	1,265	1,178	3,795	3,533	343	282	1,027	846
Amortization of Actuarial Loss (Gain)	1,059	2,091	3,178	6,273	(106)	(45)	(316)	(135)
State Administrative Fees and Insurance Bond Premiums	—	—	—	—	449	445	1,334	1,357
Net Periodic Benefit Cost	$3,051	$4,384	$9,152	$13,151	$1,916	$1,741	$5,735	$5,245

Expenses related to CWP and workers’ compensation are reflected in Operating and Other Costs in the Consolidated Statements of Income.

NOTE 5—INCOME TAXES:

The Company recorded its provision for income taxes for the three and nine months ended September 30, 2022 of $39,414, or 20.6%, and $59,115, or 17.8%, respectively, of earnings before income taxes, based on its annual estimated income tax rate adjusted for discrete items. The effective tax rate for the three and nine months ended September 30, 2022 differs from the U.S. federal statutory rate of 21%, primarily due to the tax benefit for excess percentage depletion and foreign derived intangible income, partially offset by tax expense related to compensation. These tax provision amounts also include discrete tax adjustments primarily related to equity compensation and investment in affiliates.

The provision for income taxes for the three and nine months ended September 30, 2021 of ($40,258), or 26.1%, and ($43,966), or 34.6%, respectively, of earnings before income taxes was based on the Company's annual estimated income tax rate adjusted for discrete items. The effective tax rate for the three and nine months ended September 30, 2021 differed from the U.S. federal statutory rate of 21%, primarily due to the income tax benefit for excess percentage depletion, partially offset by tax expense related to compensation. These tax provision amounts also included discrete tax adjustments related to prior years' taxes, state tax law changes and equity compensation.

Due to the expectation of taxable income for the year 2022, the Company has recognized a benefit related to the release of a valuation allowance for state tax net operating losses in its annual effective tax rate for the nine months ended September 30, 2022, which resulted in a less than 1% decrease to the Company's annual effective tax rate.

The Company continues to evaluate the impacts of the Inflation Reduction Act of 2022 signed into law by the President of the United States on August 16, 2022, but does not expect this legislation to have a material impact on the Company's financial statements.

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

Other non-trade contractual arrangements consist primarily of overriding royalty agreements and other financial arrangements between the Company and various counterparties. The following table excludes fully reserved receivables associated with certain transactions defined as other non-trade contractual arrangements in the amount of $8,263 at September 30, 2022 and  December 31, 2021, as management believes it is probable that these outstanding balances will not be collected. At September 30, 2022, the allowance for credit losses associated with other non-trade contractual arrangements was $12,875 and $3,065, included in Other Receivables, net and Other Noncurrent Assets, net, respectively, on the Consolidated Balance Sheets. At December 31, 2021, the allowance for credit losses associated with other non-trade contractual arrangements was $12,329 and $2,882, included in Other Receivables, net and Other Noncurrent Assets, net, respectively, on the Consolidated Balance Sheets.

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

	Trade Receivables	Other Non-Trade Contractual Arrangements

Beginning Balance, December 31, 2021	$4,597	$6,948
Provision for expected credit losses	(3,297)	729
Ending Balance, September 30, 2022	$1,300	$7,677

NOTE 7—INVENTORIES:

Inventory components consist of the following:

	September 30,	December 31,
	2022	2021
Coal	$24,299	$12,078
Supplies	50,656	50,798
Total Inventories	$74,955	$62,876

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

NOTE 8—ACCOUNTS RECEIVABLE SECURITIZATION:

At September 30, 2022, CONSOL Energy and certain of its U.S. subsidiaries are parties to a trade accounts receivable securitization facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable. In March 2020, the securitization facility was amended to, among other things, extend the maturity date from August 30, 2021 to March 27, 2023. In July 2022, the securitization facility was again amended to, among other things, extend the maturity date to July 29, 2025.

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

Loans under the securitization facility accrue interest at a reserve-adjusted market index rate equal to the applicable term Secured Overnight Financing Rate (“SOFR”). Loans and letters of credit under the securitization facility also accrue a program fee and a letter of credit participation fee, respectively, ranging from 2.00% to 2.50% per annum depending on the total net leverage ratio of CONSOL Energy. In addition, the SPV paid certain structuring fees to PNC Capital Markets LLC and pays other customary fees to the lenders, including a fee on unused commitments equal to 0.60% per annum.

At September 30, 2022, the Company's eligible accounts receivable yielded $60,850 of borrowing capacity. At September 30, 2022, the facility had no outstanding borrowings and $60,026 of letters of credit outstanding, leaving available borrowing capacity of $824. At December 31, 2021, the Company's eligible accounts receivable yielded $21,649 of borrowing capacity. At December 31, 2021, the facility had no outstanding borrowings and $21,806 of letters of credit outstanding, leaving no unused capacity. CONSOL Energy posted $157 of cash collateral to secure the difference in the outstanding letters of credit and the eligible accounts receivable. Cash collateral of $157 is included in Restricted Cash - Current in the Consolidated Balance Sheets at  December 31, 2021. Costs associated with the receivables facility totaled $198 and $813 for the three and nine months ended September 30, 2022, respectively, and $283 and $801 for the three and nine months ended September 30, 2021, respectively. These costs have been recorded as financing fees which are included in Operating and Other Costs in the Consolidated Statements of Income. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.

NOTE 9—PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

	September 30,	December 31,
	2022	2021
Plant and Equipment	$3,287,698	$3,209,232
Coal Properties and Surface Lands	894,573	881,551
Airshafts	479,540	473,866
Mine Development	360,810	357,479
Advance Mining Royalties	328,499	328,677
Total Property, Plant and Equipment	5,351,120	5,250,805
Less: Accumulated Depreciation, Depletion and Amortization	3,397,821	3,272,255
Total Property, Plant and Equipment, Net	$1,953,299	$1,978,550

Coal reserves are either owned in fee or controlled by lease. The duration of the leases vary; however, the lease terms are generally extended automatically to the exhaustion of economically recoverable reserves, as long as active mining continues. Coal interests held by lease provide the same rights as fee ownership for mineral extraction and are legally considered real property interests.

As of September 30, 2022 and December 31, 2021, property, plant and equipment includes gross assets under finance leases of $82,467 and $80,232, respectively. Accumulated amortization for finance leases was $47,882 and $34,036 at September 30, 2022 and December 31, 2021, respectively. Amortization expense for assets under finance leases approximated $5,960 and $6,409 for the three months ended September 30, 2022 and 2021, respectively, and $18,058 and $21,456 for the nine months ended September 30, 2022 and 2021, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying Consolidated Statements of Income.

NOTE 10—OTHER ACCRUED LIABILITIES:

	September 30,	December 31,
	2022	2021
Subsidence Liability	$103,697	$93,871
Accrued Compensation and Benefits	60,984	47,228
Accrued Interest	8,625	9,042
Accrued Other Taxes	8,448	8,474
Other	12,479	16,415
Current Portion of Long-Term Liabilities:
Asset Retirement Obligations	27,691	27,400
Postretirement Benefits Other than Pensions	23,079	23,638
Pneumoconiosis Benefits	12,189	12,398
Workers' Compensation	9,338	10,205
Total Other Accrued Liabilities	$266,530	$248,671

NOTE 11—LONG-TERM DEBT:

	September 30,	December 31,
	2022	2021
Debt:
Term Loan B due in September 2024 (Principal of $113,590 and $239,277 less Unamortized Discount of $216 and $687, 7.63% and 4.61% Weighted Average Interest Rate, respectively)	$113,374	$238,590
11.00% Senior Secured Second Lien Notes due November 2025	124,107	149,107
MEDCO Revenue Bonds in Series due September 2025 at 5.75%	102,865	102,865
9.00% PEDFA Solid Waste Disposal Revenue Bonds due April 2028	75,000	75,000
Term Loan A due in March 2023 (5.25% Weighted Average Interest Rate at December 31, 2021)	—	41,250
Other Debt Arrangements	2,652	2,082
Advance Royalty Commitments (8.01% Weighted Average Interest Rate)	4,858	4,858
Less: Unamortized Debt Issuance Costs	4,783	9,111
	418,073	604,641
Less: Amounts Due in One Year*	4,428	36,589
Long-Term Debt	$413,645	$568,052

* Excludes current portion of Finance Lease Obligations of $22,065 and $20,743 at September 30, 2022 and December 31, 2021, respectively.

Senior Secured Credit Facilities

In November 2017, CONSOL Energy entered into a revolving credit facility with PNC Bank, N.A. with commitments up to $300,000 (the “Revolving Credit Facility”), a Term Loan A Facility of up to $100,000 (the “TLA Facility”) and a Term Loan B Facility of up to $400,000 (the “TLB Facility”, and together with the Revolving Credit Facility and the TLA Facility, the “Senior Secured Credit Facilities”). On March 28, 2019, the Company amended the Senior Secured Credit Facilities to increase the borrowing commitment of the Revolving Credit Facility to $400,000 and reallocate the principal amounts outstanding under the TLA Facility and the TLB Facility. On June 5, 2020, the Company amended the Senior Secured Credit Facilities (the “2020 amendment”) to provide eight quarters of financial covenant relaxation, effect an increase in the rate at which borrowings under the Revolving Credit Facility and the TLA Facility bear interest, and add an anti-cash hoarding provision. On March 29, 2021, the Company amended the Senior Secured Credit Facilities to revise the negative covenant with respect to other indebtedness to allow the Company to incur obligations under the tax-exempt solid waste disposal revenue bonds. On April 13, 2021, the Pennsylvania Economic Development Financing Authority ("PEDFA") Solid Waste Disposal Revenue Bonds were issued. The Revolving Credit Facility was further amended in July 2022 (the “2022 amendment”) to, among other things, extend the maturity date of $260,000 of borrowing commitments from March 28, 2023 to July 18, 2026. The Company will maintain full access to the current $400,000 available under the Revolving Credit Facility until its maturity in March 2023. At that point, the Company's borrowing limit under the Revolving Credit Facility will be reduced to $260,000 until the facility's maturity date in July 2026.

Borrowings under the Company's Senior Secured Credit Facilities bore interest at a floating rate which was, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) an alternate base rate plus an applicable margin. The 2022 amendment provides that borrowings under the Senior Secured Credit Facilities will bear interest at a floating rate that is, at the Company's option, either (i) SOFR plus the applicable SOFR adjustment (as defined therein) depending on the applicable interest period plus an applicable margin or (ii) an alternate base rate plus an applicable margin. The applicable margin for the Revolving Credit Facility and the TLA Facility depends on the total net leverage ratio, whereas the applicable margin for the TLB Facility is fixed. The 2020 amendment increased the applicable margin by 50 basis points on both the Revolving Credit Facility and the TLA Facility. The maturity date of the Revolving Credit Facility is July 18, 2026 and the maturity date of the TLA Facility was March 28, 2023. The TLA Facility was paid in full on June 30, 2022. The TLB Facility's maturity date is September 28, 2024. Obligations under the Senior Secured Credit Facilities are guaranteed by (i) all owners of the PAMC held by the Company, (ii) any other members of the Company’s group that own any portion of the collateral securing the Revolving Credit Facility, and (iii) subject to certain customary exceptions and agreed materiality thresholds, all other existing or future direct or indirect wholly-owned restricted subsidiaries of the Company. The obligations are secured by, subject to certain exceptions (including a limitation of pledges of equity interests in certain subsidiaries and certain thresholds with respect to real property), a first-priority lien on (i) the Company’s interest in the PAMC, (ii) the equity interests in the Partnership held by the Company, (iii) the CONSOL Marine Terminal, (iv) the Itmann Mine and (v) the 1.4 billion tons of Greenfield Reserves and Resources.

The Senior Secured Credit Facilities contain a number of customary affirmative covenants. In addition, the Senior Secured Credit Facilities contain a number of negative covenants, including (subject to certain exceptions) limitations on (among other things): indebtedness, liens, investments, acquisitions, dispositions, restricted payments and prepayments of junior indebtedness. The 2020 amendment added additional conditions to be met for the covenants relating to investments in joint ventures, general investments, share repurchases, dividends and repurchases of Second Lien Notes (as defined below). The additional conditions require that the Company have no outstanding borrowings and no more than $200,000 of outstanding letters of credit on the Revolving Credit Facility. Further restrictions apply to investments in joint ventures, share repurchases and dividends that require the Company's total net leverage ratio shall not be greater than 2.00 to 1.00.

The Revolving Credit Facility also includes covenants relating to (i) a maximum first lien gross leverage ratio, (ii) a maximum total net leverage ratio, and (iii) a minimum fixed charge coverage ratio. The maximum first lien gross leverage ratio is calculated as the ratio of Consolidated First Lien Debt to Consolidated EBITDA. Consolidated EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations, non-cash charges related to legacy employee liabilities and gains and losses on debt extinguishment, and subtracts cash payments related to legacy employee liabilities. The maximum total net leverage ratio is calculated as the ratio of Consolidated Indebtedness, minus Cash on Hand, to Consolidated EBITDA. The minimum fixed charge coverage ratio is calculated as the ratio of Consolidated EBITDA to Consolidated Fixed Charges. Consolidated Fixed Charges, as used in the covenant calculation, include cash interest payments, cash payments for income taxes, scheduled debt repayments, dividends paid and Maintenance Capital Expenditures. The 2022 amendment revised the financial covenants applicable to the Revolving Credit Facility relating to the maximum first lien gross leverage ratio, maximum total net leverage ratio and minimum fixed charge coverage ratio, so that among other things, for the fiscal quarters ending on or after June 30, 2022, the maximum first lien gross leverage ratio shall be 1.50 to 1.00, the maximum total net leverage ratio shall be 2.50 to 1.00 and the minimum fixed charge coverage ratio shall be 1.10 to 1.00.

The Company's first lien gross leverage ratio was 0.23 to 1.00 at September 30, 2022. The Company's total net leverage ratio was 0.28 to 1.00 at September 30, 2022. The Company's fixed charge coverage ratio was 2.55 to 1.00 at September 30, 2022. The Company was in compliance with all of its financial covenants under the Senior Secured Credit Facilities as of September 30, 2022.

The TLB Facility also includes a financial covenant that requires the Company to repay a certain amount of its borrowings under the TLB Facility within ten business days after the date it files its Annual Report on Form 10-K with the Securities and Exchange Commission if the Company has excess cash flow (as defined in the credit agreement for the Senior Secured Credit Facilities) during the year covered by the applicable Annual Report on Form 10-K. As a result of achieving certain financial metrics as of December 31, 2021, the Company was not required to make an excess cash flow payment with respect to the year ended December 31, 2021. During the nine months ended September 30, 2021, CONSOL Energy made the required repayment of $4,848 based on the amount of the Company's excess cash flow as of December 31, 2020. The required repayment is equal to a certain percentage of the Company’s excess cash flow for such year, ranging from 0% to 75% depending on the Company’s total net leverage ratio, less the amount of certain voluntary prepayments made by the Company, if any, under the TLB Facility during such fiscal year. The amount of excess cash flow is a covenant feature only applicable as of the Company's year-end and will be calculated as of December 31, 2022.

At September 30, 2022, the Revolving Credit Facility had no borrowings outstanding and $128,264 of letters of credit outstanding, leaving $271,736 of unused capacity. At December 31, 2021, the Revolving Credit Facility had no borrowings outstanding and $169,241 of letters of credit outstanding, leaving $230,759 of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.

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

The SPV is a non-guarantor subsidiary of the Second Lien Notes, and the SPV holds the assets pledged to the lender in the securitization facility. The SPV had total assets of $107,466 and $104,548, comprised mainly of $106,620 and $104,099 trade receivables, net, at  September 30, 2022 and December 31, 2021, respectively. Net income (loss) attributable to the SPV was $6,400 and $975 for the three months ended September 30, 2022 and 2021, respectively, and $10,492 and ($1,150) for the nine months ended September 30, 2022 and 2021, respectively, which primarily reflected intercompany fees related to purchasing the receivables, which are eliminated in the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2022 and 2021, there were no borrowings or payments under the Accounts Receivable Securitization Facility. See Note 8 - Accounts Receivable Securitization for additional information.

During the nine months ended September 30, 2022, the Company spent $26,387 to retire $25,000 of its outstanding Second Lien Notes. During the nine months ended September 30, 2021, the Company spent $17,092 to retire $18,040 of its outstanding Second Lien Notes and made a required repayment of $4,848 on the TLB Facility (discussed previously). As a result of these transactions, losses on debt extinguishment of $674 and $132 were realized during the three months ended September 30, 2022 and 2021, respectively, and a loss on debt extinguishment of $4,361 and a gain on debt extinguishment of $657 were realized during the nine months ended September 30, 2022 and 2021, respectively, which are included in Loss (Gain) on Debt Extinguishment on the accompanying Consolidated Statements of Income.

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

The Company started a capital construction project on the PAMC coarse refuse disposal area in 2017, which is now funded, in part, by the $75,000 of PEDFA Bond proceeds loaned to the Company. The Company expects to expend these funds as qualified work is completed. During the three and nine months ended September 30, 2022, the Company utilized restricted cash in the amount of $2,376 and $7,100, respectively, for qualified expenses. Additionally, the Company had $39,290 and $46,136 in restricted cash at  September 30, 2022 and  December 31, 2021, respectively, associated with this financing that will be used to fund future spending on the coarse refuse disposal area.

Other Indebtedness

During the year ended December 31, 2019, the Company entered into interest rate swaps, which effectively converted $150,000 of the TLB Facility's floating interest rate to a fixed interest rate for the twelve months ending December 31, 2020 and 2021, and $50,000 of the TLB Facility's floating interest rate to a fixed interest rate for the twelve months ending December 31, 2022. The $50,000 interest rate swap was settled in August 2022 with the change in the floating rate on the TLB Facility to SOFR from LIBOR. The interest rate swaps qualified for cash flow hedge accounting treatment and as such, the change in the fair value of the interest rate swaps was recorded on the Company's Consolidated Balance Sheets as an asset or liability. The effective portion of the gains or losses was reported as a component of accumulated other comprehensive loss and the ineffective portion was reported in earnings.

NOTE 12—COMMITMENTS AND CONTINGENT LIABILITIES:

The Company is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes and other claims and actions arising out of the normal course of business. The Company accrues the estimated loss for these lawsuits and claims when the loss is probable and reasonably estimable. The Company’s estimated accruals related to these pending claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of the Company as of September 30, 2022. It is possible that the aggregate loss in the future with respect to these lawsuits and claims could ultimately be material to the Company’s financial position, results of operations or cash flows; however, such amounts cannot be reasonably estimated. The amount claimed against the Company as of September 30, 2022 is disclosed below when an amount is expressly stated in the lawsuit or claim, which is not often the case.

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

United Mine Workers of America 1992 Benefit Plan Litigation: In 2013, Murray Energy and its subsidiaries (“Murray”) entered into a stock purchase agreement (the “Murray sale agreement”) with the Company's former parent pursuant to which Murray acquired the stock of CCC and certain subsidiaries and certain other assets and liabilities. At the time of sale, the liabilities included certain retiree medical liabilities under the Coal Industry Retiree Health Benefit Act of 1992 (“Coal Act”) and certain federal black lung liabilities under the Black Lung Benefits Act (“BLBA”). Based upon information available, the Company estimates that the annual servicing costs of these liabilities are approximately $10 million to $20 million per year for the next ten years. The annual servicing cost would decline each year since the beneficiaries of the Coal Act consist principally of miners who retired prior to 1994. Murray filed for Chapter 11 bankruptcy in October 2019. As part of the bankruptcy proceedings, Murray unilaterally entered into a settlement with the United Mine Workers of America 1992 Benefit Plan (the “1992 Benefit Plan”) to transfer retirees in the Murray Energy Section 9711 Plan to the 1992 Benefit Plan. This was approved by the bankruptcy court on April 30, 2020. On May 2, 2020, the 1992 Benefit Plan filed an action in the United States District Court for the District of Columbia asking the court to make a determination whether the Company's former parent or the Company has any continuing retiree medical liabilities under the Coal Act (the “1992 Plan Lawsuit”). The Murray sale agreement includes indemnification by Murray with respect to the Coal Act and BLBA liabilities. In addition, the Company had agreed to indemnify its former parent relative to certain pre-separation liabilities. As of September 16, 2020, the Company entered into a settlement agreement with Murray and withdrew its claims in bankruptcy. On September 11, 2020, the Defendants in the 1992 Plan Lawsuit filed a Motion to Dismiss Plaintiffs' Second Amended Complaint which was denied by the Court on March 29, 2022. The Company will continue to vigorously defend any claims that attempt to transfer any of such liabilities directly or indirectly to the Company, including raising all applicable defenses against the 1992 Benefit Plan’s suit. With respect to this lawsuit, while a loss is possible, it is not probable and, as a result, no accrual has been recorded.

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

The following is a summary, as of September 30, 2022, of the financial guarantees, unconditional purchase obligations and letters of credit to certain third parties. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments, or under the separation and distribution agreement to the extent retained by the Company's former parent on behalf of the Coal Business. Certain letters of credit included in the table below were issued against other commitments included in this table. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these commitments are recorded as liabilities in the financial statements. The Company’s management believes that these commitments will not have a material adverse effect on the Company’s financial condition.

	Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$51,739	$31,023	$20,716	$—	$—
Environmental	398	398	—	—	—
Other	136,153	118,319	17,834	—	—
Total Letters of Credit	$188,290	$149,740	$38,550	$—	$—
Surety Bonds:
Employee-Related	$81,524	$48,024	$33,500	$—	$—
Environmental	527,426	506,233	21,193	—	—
Other	4,404	4,199	205	—	—
Total Surety Bonds	$613,354	$558,456	$54,898	$—	$—

The Company regularly evaluates the likelihood of default for all guarantees based on an expected loss analysis and records the fair value, if any, of its guarantees as an obligation in the Consolidated Financial Statements.

NOTE 13—DERIVATIVES

Interest Rate Risk Management

During the year ended December 31, 2019, the Company entered into interest rate swaps to manage exposures to interest rate risk on long-term debt in order to achieve a mix of fixed and variable rate debt that it deems appropriate. These interest rate swaps were designated as cash flow hedges of future variable interest payments. The $50,000 interest rate swap was settled in August 2022 with the change in the floating rate on the TLB Facility to SOFR from LIBOR. For additional information on these arrangements, refer to Note 11 - Long-Term Debt.

Coal Price Risk Management Positions

The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market in order to manage its exposure to coal prices. The Company has exposure to the risk of fluctuating coal prices related to forecasted or index-priced sales of coal or to the risk of changes in the fair value of a fixed price physical sales contract. As of September 30, 2022, the Company held coal-related financial contracts to sell an aggregate notional volume of 420 thousand metric tons and to buy an aggregate notional volume of 150 thousand metric tons, which will settle in the fourth quarter of 2022.

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

	September 30, 2022		December 31, 2021
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Coal Swap Contracts	$41,350	$(132,836)	$1,086	$(53,290)
Effect of Counterparty Netting	(41,350)	41,350	(1,086)	1,086
Net Derivatives as Classified in the Consolidated Balance Sheets	$—	$(91,486)	$—	$(52,204)

The net amount of liability derivatives is included in Commodity Derivatives in the accompanying Consolidated Balance Sheets.

Currently, the Company does not seek cash flow hedge accounting treatment for its commodity derivative financial instruments and therefore, changes in fair value are reflected in current earnings. During the three and nine months ended September 30, 2022, the Company settled a portion of its commodity derivatives at a loss of $81,311 and $241,486, respectively. Additionally, during the three and nine months ended September 30, 2022, the Company recognized unrealized mark-to-market (gains)/losses on its commodity derivatives of $(81,246) and $15,085, respectively. During the three and nine months ended September 30, 2021, the Company recognized unrealized mark-to-market losses on its commodity derivatives of $147,306 and $167,743, respectively. These settlements and unrealized mark-to-market (gains)/losses are included in Loss on Commodity Derivatives, net on the accompanying Consolidated Statements of Income.

The Company classifies the cash effects of its derivatives within the Cash Flows from Operating Activities section of the Consolidated Statements of Cash Flows.

NOTE 14—FAIR VALUE OF FINANCIAL INSTRUMENTS:

CONSOL Energy determines the fair value of assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair values are based on assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and the risks inherent in valuation techniques and the inputs to valuations. The fair value hierarchy is based on whether the inputs to valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources (including LIBOR-based discount rates, SOFR-based discount rates and U.S. Treasury-based rates), while unobservable inputs reflect the Company’s own assumptions of what market participants would use.

The fair value hierarchy includes three levels of inputs that may be used to measure fair value as described below.

Level One - Quoted prices for identical instruments in active markets.

Level Two - The fair value of the assets and liabilities included in Level 2 are based on standard industry income approach models that use significant observable inputs, including LIBOR-based discount rates, SOFR-based discount rates and U.S. Treasury-based rates. The Company's Level 2 assets and liabilities include interest rate swaps and coal commodity contracts with fair values derived from quoted prices in over-the-counter markets.

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

The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at			Fair Value Measurements at
	September 30, 2022			December 31, 2021
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity Derivatives	$—	$(91,486)	$—	$—	$(52,204)	$—
Interest Rate Swaps	$—	$—	$—	$—	$(517)	$—

The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:

Long-term debt: The fair value of long-term debt is measured using unadjusted quoted market prices or estimated using discounted cash flow analyses. The discounted cash flow analyses are based on current market rates for instruments with similar cash flows.

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	September 30, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-Term Debt	$422,856	$442,245	$613,752	$628,431

Certain of the Company’s debt is actively traded on a public market and, as a result, constitutes Level 1 fair value measurements. The portion of the Company’s debt obligations that is not actively traded is valued through reference to the applicable underlying benchmark rate and, as a result, constitutes Level 2 fair value measurements.

NOTE 15—SEGMENT INFORMATION:

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management to make decisions on and assess performance of the Company’s reportable segments. CONSOL Energy presently consists of two reportable segments, the PAMC and the CONSOL Marine Terminal. The PAMC includes the Bailey Mine, the Enlow Fork Mine, the Harvey Mine and a centralized preparation plant. The PAMC segment’s principal activities include the mining, preparation and marketing of bituminous coal, sold primarily to power generators, industrial end-users and metallurgical end-users. The CONSOL Marine Terminal provides coal export terminal services through the Port of Baltimore. General and administrative costs are allocated to the Company’s segments based on a percentage of resources utilized, a percentage of total revenue and a percentage of total projected capital expenditures. CONSOL Energy’s Other segment includes revenue and expenses from various corporate and diversified business activities that are not allocated to the PAMC or the CONSOL Marine Terminal segments. The diversified business activities include the Itmann Mine, the Greenfield Reserves and Resources, closed mine activities, other income, gain on asset sales related to non-core assets, and gain/loss on debt extinguishment. Additionally, interest expense and income taxes, as well as various other non-operated activities, none of which are individually significant to the Company, are also reflected in CONSOL Energy's Other segment and are not allocated to the PAMC and CONSOL Marine Terminal segments.

The Company evaluates the performance of its segments utilizing Adjusted EBITDA and various sales and production metrics. Adjusted EBITDA measures the operating performance of the Company's segments and is used to allocate resources to the Company's segments.

Reportable segment results for the three months ended September 30, 2022 are:

	PAMC	CONSOL Marine Terminal	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$465,693	$—	$6,915	$—	$472,608
Terminal Revenue	—	14,840	—	—	14,840
Freight Revenue	42,618	—	1	—	42,619
Total Revenue from Contracts with Customers	$508,311	$14,840	$6,916	$—	$530,067
Adjusted EBITDA	$179,516	$8,328	$(6,963)	$—	$180,881
Segment Assets	$1,782,514	$80,534	$859,228	$—	$2,722,276
Depreciation, Depletion and Amortization	$49,316	$1,149	$4,308	$—	$54,773
Capital Expenditures	$50,112	$2,248	$6,035	$—	$58,395

Reportable segment results for the three months ended September 30, 2021 are:

	PAMC	CONSOL Marine Terminal	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$256,326	$—	$2,234	$—	$258,560
Terminal Revenue	—	14,108	—	—	14,108
Freight Revenue	19,348	—	—	—	19,348
Total Revenue from Contracts with Customers	$275,674	$14,108	$2,234	$—	$292,016
Adjusted EBITDA	$69,492	$7,319	$(10,247)	$—	$66,564
Segment Assets	$1,763,319	$105,134	$721,294	$—	$2,589,747
Depreciation, Depletion and Amortization	$50,837	$1,202	$3,938	$—	$55,977
Capital Expenditures	$30,665	$453	$14,745	$—	$45,863

Reportable segment results for the nine months ended September 30, 2022 are:

	PAMC	CONSOL Marine Terminal	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$1,457,595	$—	$24,073	$—	$1,481,668
Terminal Revenue	—	58,016	—	—	58,016
Freight Revenue	128,394	—	3,025	—	131,419
Total Revenue from Contracts with Customers	$1,585,989	$58,016	$27,098	$—	$1,671,103
Adjusted EBITDA	$541,753	$37,882	$(13,185)	$—	$566,450
Segment Assets	$1,782,514	$80,534	$859,228	$—	$2,722,276
Depreciation, Depletion and Amortization	$149,737	$3,456	$15,414	$—	$168,607
Capital Expenditures	$84,763	$2,608	$47,085	$—	$134,456

Reportable segment results for the nine months ended September 30, 2021 are:

	PAMC	CONSOL Marine Terminal	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$799,274	$—	$4,653	$—	$803,927
Terminal Revenue	—	49,700	—	—	49,700
Freight Revenue	72,371	—	—	—	72,371
Total Revenue from Contracts with Customers	$871,645	$49,700	$4,653	$—	$925,998
Adjusted EBITDA	$246,943	$30,244	$(19,491)	$—	$257,696
Segment Assets	$1,763,319	$105,134	$721,294	$—	$2,589,747
Depreciation, Depletion and Amortization	$155,787	$3,616	$8,670	$—	$168,073
Capital Expenditures	$83,118	$565	$19,635	$—	$103,318

For the three and nine months ended September 30, 2022 and 2021, the Company's reportable segments had revenues from the following customers, each comprising over 10% of the Company's total sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Customer A	$100,635	*	$311,707	*
Customer B	*	$31,520	*	$114,865
Customer C	$98,424	$43,947	$229,595	$133,863
Customer D	*	*	*	$140,314
Customer E	*	$39,216	*	$110,253

*Revenues from these customers during the periods presented were less than 10% of the Company's total sales.

Reconciliation of Segment Information to Consolidated Amounts:

	Three Months Ended September 30, 2022
	PAMC	CONSOL Marine Terminal	Other	Total Company
Earnings (Loss) Before Income Tax	$210,907	$5,602	$(64,388)	$152,121
Income Tax Expense	—	—	39,414	39,414
Interest Expense, net	(52)	1,528	10,486	11,962
Interest Income	(437)	—	(1,104)	(1,541)
Depreciation, Depletion and Amortization	49,316	1,149	4,308	54,773
Stock-Based Compensation	1,028	49	147	1,224
Loss on Debt Extinguishment	—	—	674	674
Equity Affiliate Adjustments	—	—	3,500	3,500
Fair Value Adjustment of Commodity Derivative Instruments	(81,246)	—	—	(81,246)
Adjusted EBITDA	$179,516	$8,328	$(6,963)	$180,881

	Three Months Ended September 30, 2021
	PAMC	CONSOL Marine Terminal	Other	Total Company
(Loss) Earnings Before Income Tax	$(130,599)	$4,506	$12,304	$(113,789)
Income Tax Benefit	—	—	(40,258)	(40,258)
Interest Expense, net	305	1,535	14,205	16,045
Interest Income	—	—	(737)	(737)
Depreciation, Depletion and Amortization	50,837	1,202	3,938	55,977
Stock-Based Compensation	1,643	76	169	1,888
Loss on Debt Extinguishment	—	—	132	132
Fair Value Adjustment of Commodity Derivative Instruments	147,306	—	—	147,306
Adjusted EBITDA	$69,492	$7,319	$(10,247)	$66,564

	Nine Months Ended September 30, 2022
	PAMC	CONSOL Marine Terminal	Other	Total Company
Earnings (Loss) Before Income Tax	$372,408	$29,569	$(128,015)	$273,962
Income Tax Expense	—	—	59,115	59,115
Interest Expense, net	205	4,589	34,641	39,435
Interest Income	(1,304)	—	(3,005)	(4,309)
Depreciation, Depletion and Amortization	149,737	3,456	15,414	168,607
Stock-Based Compensation	5,622	268	804	6,694
Loss on Debt Extinguishment	—	—	4,361	4,361
Equity Affiliate Adjustments	—	—	3,500	3,500
Fair Value Adjustment of Commodity Derivative Instruments	15,085	—	—	15,085
Adjusted EBITDA	$541,753	$37,882	$(13,185)	$566,450

	Nine Months Ended September 30, 2021
	PAMC	CONSOL Marine Terminal	Other	Total Company
(Loss) Earnings Before Income Tax	$(81,983)	$21,836	$(23,066)	$(83,213)
Income Tax Benefit	—	—	(43,966)	(43,966)
Interest Expense, net	1,425	4,608	41,460	47,493
Interest Income	(36)	—	(2,370)	(2,406)
Depreciation, Depletion and Amortization	155,787	3,616	8,670	168,073
Stock-Based Compensation	4,007	184	416	4,607
Gain on Debt Extinguishment	—	—	(657)	(657)
Pension Settlement	—	—	22	22
Fair Value Adjustment of Commodity Derivative Instruments	167,743	—	—	167,743
Adjusted EBITDA	$246,943	$30,244	$(19,491)	$257,696

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

During the nine months ended September 30, 2022 and 2021, the Company spent $26,387 to retire $25,000 and spent $17,092 to retire $18,040 of its Second Lien Notes, respectively. No shares of common stock were repurchased under this program during the nine months ended September 30, 2022 and 2021.

NOTE 17—SUBSEQUENT EVENTS:

On October 31, 2022, CONSOL Energy issued a notice of partial redemption of its Second Lien Notes at 102.75% in the amount of $25 million. The redemption will take place within 30 to 60 days from the issuance date of the notice.

On November 1, 2022, CONSOL Energy announced a $1.05/share dividend in an aggregate amount of approximately $37 million, payable on November 23, 2022 to all stockholders of record as of November 14, 2022.

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

Recent Developments

Russia-Ukraine War

On February 24, 2022, the armed forces of the Russian Federation launched a large-scale invasion of Ukraine. This conflict has continued at a high level of intensity since then. The extent and duration of the military conflict involving Russia and Ukraine, resulting sanctions and future market or supply disruptions in the region, are impossible to predict, but could be significant and may have a severe adverse effect on the region. Globally, various governments, including the United States, have banned certain imports from Russia including commodities such as oil, natural gas and coal, while governments in the member states of the European Union have committed to significantly reducing, and ultimately phasing out, imports of these commodities from Russia. These events have caused volatility in the aforementioned commodity markets. This volatility, including market expectations of potential changes in coal prices and inflationary pressures on steel products, may significantly affect market prices and overall demand for our coal and the cost of supplies and equipment, as well as the prices of, and demand for, competing sources of energy for our customers, like natural gas. Additionally, the war and resulting market disruption and sanctions have intensified preexisting inflationary pressures in the United States and elsewhere. Although we have not experienced a material negative impact from the war and the resulting sanctions as of the date of this report, we are closely monitoring the potential effects.

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

COVID-19 led to an unprecedented decline in coal demand that began in the first half of 2020, largely driven by government-imposed shutdowns of non-essential businesses. In general, the business environment has improved, resulting in higher demand for our product as government-imposed shutdowns and other COVID-19-related restrictions have been eased. However, imbalances in the global supply chain coupled with inflationary pressures have had both positive and negative impacts to our operations. The extent to which COVID-19 may impact our business depends on future developments, which are highly uncertain and unpredictable, including Presidential mandates, federal, state and international regulations, new information concerning the severity of COVID-19 variants, the pace and effectiveness of vaccination efforts and the effectiveness of actions globally to contain or mitigate its effects. We expect this could continue to impact our results of operations, cash flows and financial condition. The Company will continue to take steps it believes are appropriate to mitigate the negative impacts of COVID-19 on its operations, liquidity and financial condition.

Our Business

We are a leading, low-cost producer of high-quality bituminous coal, focused on the extraction and preparation of coal in the Appalachian Basin due to our ability to efficiently produce and deliver large volumes of high-quality coal at competitive prices, the strategic location of our mines and the industry experience of our management team.

Our most significant assets are the PAMC and the CONSOL Marine Terminal. Coal from the PAMC is valued because of its high energy content (as measured in Btu per pound), relatively low levels of sulfur and other impurities, and strong thermoplastic properties that enable it to be used in metallurgical, industrial and power generation applications. We take advantage of these desirable quality characteristics and our extensive logistical network, which is directly served by both the Norfolk Southern Corporation (“Norfolk Southern”) and CSX Transportation Inc. (“CSX”) railroads, to aggressively market our product to a broad base of strategically selected, top-performing power plant customers in the eastern United States. We also capitalize on the operational synergies and logistical advantages afforded by the CONSOL Marine Terminal, which is likewise served by both the Norfolk Southern and CSX railroads, to export our coal to industrial, power generation and metallurgical end-users globally.

We are also expanding our presence in the metallurgical coal market through our Itmann Mine in West Virginia, which commissioned its preparation plant during the third quarter of 2022 and is now operational. The mine is expected to ramp up its third miner section in the fourth quarter of 2022.

Our operations, including the PAMC and the CONSOL Marine Terminal, have consistently generated strong cash flows, even throughout the COVID-19 pandemic. As of December 31, 2021, the PAMC controls 612.1 million tons of high-quality Pittsburgh seam reserves, enough to allow for more than 20 years of full-capacity production. As of December 31, 2021, the Itmann Mine controls 20.5 million tons of recoverable coal reserves, which is sufficient to support more than 20 years of full-capacity production. In addition, we own or control approximately 1.4 billion tons of Greenfield Reserves and Resources located in the Northern Appalachian (“NAPP”), the Central Appalachian (“CAPP”) and the Illinois Basins (“ILB”), which we believe provide future growth and monetization opportunities. Our vision is to maximize cash flow generation through the safe, compliant, and efficient operation of this core asset base, while strategically reducing debt, returning capital through share buybacks or dividends, and, when prudent, allocating capital toward compelling growth and diversification opportunities.

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

•

CONSOL Marine Terminal: Through our subsidiary CONSOL Marine Terminals LLC, we provide coal export terminal services through the Port of Baltimore. The terminal can either store coal or load coal directly into vessels from rail cars. It is also the only major east coast United States coal terminal served by two railroads, Norfolk Southern and CSX.

•

Itmann Mine: Construction of the Itmann Mine, located in Wyoming County, West Virginia, began in the second half of 2019; development mining began in April 2020, and a coal preparation plant was commissioned during the third quarter of 2022.  The Company anticipates approximately 900 thousand tons per year of high-quality, low-vol coking coal production from the Itmann Mine, with an anticipated mine life of 20+ years. The preparation plant also includes a rail loadout and the capability for processing up to an additional 750 thousand to 1 million third-party saleable tons annually. This third-party processing revenue is expected to provide an additional avenue of growth for the Company.

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

Q3 2022 Highlights:

•	Debt repayments of $56.3 million – payments on Term Loan B and equipment-financed debt of $50.0 million and $6.3 million, respectively.
•	Announced a dividend of $1.05/share payable on November 23, 2022 to all stockholders of record on November 14, 2022.
•	Commissioned Itmann Preparation Plant in late September; the first train shipped on October 12, 2022.

Outlook for 2022:

Based on our current contracted position, estimated prices and production plans, we are providing the following updated financial and operating performance guidance for full fiscal year 2022:

•	PAMC coal sales volume of 24.0-25.0 million tons
•	PAMC average realized coal revenue per ton sold (1) of $67.00 - $69.00
•	PAMC average cash cost of coal sold per ton (1) of $33.00-$35.00
•	Capital expenditures (including Itmann development) of $160 million to $185 million
•	Production between 0.2 million to 0.3 million tons of coal at the Itmann Mine

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

Realized coal revenue, average realized coal revenue per ton sold, cost of coal sold, cash cost of coal sold, average cash cost of coal sold per ton, average margin per ton sold and average cash margin per ton sold normalize the volatility contained within comparable GAAP measures by adjusting for certain non-operating or non-cash transactions. We believe that adjusted EBITDA provides a helpful measure of comparing our operating performance with the performance of other companies that have different financing, capital structures and tax rates than ours. We believe realized coal revenue and average realized coal revenue per ton sold provide useful information to investors because they better reflect our earnings by including the settled costs (or gains) of our commodity derivatives for the period. Each of these non-GAAP metrics are used as supplemental financial measures by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

•	our operating performance as compared to the operating performance of other companies in the coal industry, without regard to financing methods, historical cost basis, tax rates or capital structure;
•	the ability of our assets to generate sufficient cash flow;
•	our ability to incur and service debt and fund capital expenditures;
•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities; and
•	the attractiveness of capital projects and acquisitions and the overall rates of return on alternative investment opportunities.

These non-GAAP financial measures should not be considered an alternative to total costs, total coal revenue, net income, or any other measure of financial performance presented in accordance with GAAP. These measures exclude some, but not all, items that affect measures presented in accordance with GAAP, and these measures and the way we calculate them may vary from those of other companies. As a result, the items presented below may not be comparable to similarly titled measures of other companies.

Reconciliation of Non-GAAP Financial Measures

We evaluate our cost of coal sold and cash cost of coal sold on an aggregate basis by segment, and our average cash cost of coal sold per ton on a per-ton basis. We define cost of coal sold as operating and other production costs related to produced tons sold, along with changes in coal inventory, both in volumes and carrying values. The cost of coal sold includes items such as direct operating costs, royalty and production taxes, direct administration costs, and depreciation, depletion and amortization costs on production assets. Cost of coal sold excludes any indirect costs, such as general and administrative costs, freight expenses, (loss) gain on debt extinguishment, interest expenses, depreciation, depletion and amortization costs on non-production assets and other costs not directly attributable to the production of coal. The cash cost of coal sold includes cost of coal sold less depreciation, depletion and amortization costs on production assets. We define average cash cost of coal sold per ton as cash cost of coal sold divided by tons sold. The GAAP measure most directly comparable to cost of coal sold, cash cost of coal sold and average cash cost of coal sold per ton is total costs and expenses.

The following table presents a reconciliation for the PAMC segment of cost of coal sold, cash cost of coal sold and average cash cost of coal sold per ton to total costs and expenses, the most directly comparable GAAP financial measure, on a historical basis, for each of the periods indicated (in thousands, except per ton information).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total Costs and Expenses	$370,103	$303,059	$1,131,709	$905,501
Less: Freight Expense	(42,619)	(19,348)	(131,419)	(72,371)
Less: General and Administrative Costs	(30,406)	(22,606)	(94,919)	(68,631)
Less: (Loss) Gain on Debt Extinguishment	(674)	(132)	(4,361)	657
Less: Interest Expense, net	(11,962)	(16,045)	(39,435)	(47,493)
Less: Other Costs (Non-Production and non-PAMC)	(19,681)	(22,480)	(74,553)	(52,057)
Less: Depreciation, Depletion and Amortization (Non-Production and non-PAMC)	(9,501)	(7,976)	(27,854)	(20,894)
Cost of Coal Sold	$255,260	$214,472	$759,168	$644,712
Less: Depreciation, Depletion and Amortization (Production)	(45,272)	(48,001)	(140,753)	(147,179)
Cash Cost of Coal Sold	$209,988	$166,471	$618,415	$497,533
Total Tons Sold (in millions)	5.3	5.4	17.9	18.1
Average Cost of Coal Sold per Ton	$48.37	$39.71	$42.34	$35.53
Less: Depreciation, Depletion and Amortization Costs per Ton Sold	8.60	9.07	7.88	8.08
Average Cash Cost of Coal Sold per Ton	$39.77	$30.64	$34.46	$27.45

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total Coal Revenue (PAMC Segment)	$465,693	$256,326	$1,457,595	$799,274
Add: Settlements of Commodity Derivatives	(81,311)	—	(241,486)	—
Total Realized Coal Revenue	384,382	256,326	1,216,109	799,274
Operating and Other Costs	229,669	188,951	692,968	549,590
Less: Other Costs (Non-Production and non-PAMC)	(19,681)	(22,480)	(74,553)	(52,057)
Total Cash Cost of Coal Sold	209,988	166,471	618,415	497,533
Add: Depreciation, Depletion and Amortization	54,773	55,977	168,607	168,073
Less: Depreciation, Depletion and Amortization (Non-Production and non-PAMC)	(9,501)	(7,976)	(27,854)	(20,894)
Total Cost of Coal Sold	$255,260	$214,472	$759,168	$644,712
Total Tons Sold (in millions)	5.3	5.4	17.9	18.1
Average Realized Coal Revenue per Ton Sold	$72.83	$47.46	$67.81	$44.05
Average Cash Cost of Coal Sold per Ton	39.77	30.64	34.46	27.45
Depreciation, Depletion and Amortization Costs per Ton Sold	8.60	9.07	7.88	8.08
Average Cost of Coal Sold per Ton	48.37	39.71	42.34	35.53
Average Margin per Ton Sold	24.46	7.75	25.47	8.52
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	8.60	9.07	7.88	8.08
Average Cash Margin per Ton Sold	$33.06	$16.82	$33.35	$16.60

We define adjusted EBITDA as (i) net income (loss) plus income taxes, net interest expense and depreciation, depletion and amortization, as adjusted for (ii) certain non-cash items, such as stock-based compensation and fair value adjustments of commodity derivative instruments. The GAAP measure most directly comparable to adjusted EBITDA is net income (loss).

The following tables present a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure, on a historical basis, for each of the periods indicated (in thousands).

	Three Months Ended September 30, 2022
	PAMC	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$210,907	$5,602	$(64,388)	$152,121

Add: Income Tax Expense	—	—	39,414	39,414
Add: Interest Expense, net	(52)	1,528	10,486	11,962
Less: Interest Income	(437)	—	(1,104)	(1,541)
Earnings (Loss) Before Interest & Taxes (EBIT)	210,418	7,130	(15,592)	201,956

Add: Depreciation, Depletion & Amortization	49,316	1,149	4,308	54,773

Earnings (Loss) Before Interest, Taxes and DD&A (EBITDA)	$259,734	$8,279	$(11,284)	$256,729

Adjustments:
Add: Stock-Based Compensation	$1,028	$49	$147	$1,224
Add: Loss on Debt Extinguishment	—	—	674	674
Add: Equity Affiliate Adjustments	—	—	3,500	3,500
Less: Fair Value Adjustment of Commodity Derivative Instruments	(81,246)	—	—	(81,246)
Total Pre-tax Adjustments	(80,218)	49	4,321	(75,848)

Adjusted EBITDA	$179,516	$8,328	$(6,963)	$180,881

	Three Months Ended September 30, 2021
	PAMC	CONSOL Marine Terminal	Other	Total Company
Net (Loss) Income	$(130,599)	$4,506	$12,304	$(113,789)

Less: Income Tax Benefit	—	—	(40,258)	(40,258)
Add: Interest Expense, net	305	1,535	14,205	16,045
Less: Interest Income	—	—	(737)	(737)
(Loss) Earnings Before Interest & Taxes (EBIT)	(130,294)	6,041	(14,486)	(138,739)

Add: Depreciation, Depletion & Amortization	50,837	1,202	3,938	55,977

(Loss) Earnings Before Interest, Taxes and DD&A (EBITDA)	$(79,457)	$7,243	$(10,548)	$(82,762)

Adjustments:
Add: Stock-Based Compensation	$1,643	$76	$169	$1,888
Add: Loss on Debt Extinguishment	—	—	132	132
Add: Fair Value Adjustment of Commodity Derivative Instruments	147,306	—	—	147,306
Total Pre-tax Adjustments	148,949	76	301	149,326

Adjusted EBITDA	$69,492	$7,319	$(10,247)	$66,564

	Nine Months Ended September 30, 2022
	PAMC	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$372,408	$29,569	$(128,015)	$273,962

Add: Income Tax Expense	—	—	59,115	59,115
Add: Interest Expense, net	205	4,589	34,641	39,435
Less: Interest Income	(1,304)	—	(3,005)	(4,309)
Earnings (Loss) Before Interest & Taxes (EBIT)	371,309	34,158	(37,264)	368,203

Add: Depreciation, Depletion & Amortization	149,737	3,456	15,414	168,607

Earnings (Loss) Before Interest, Taxes and DD&A (EBITDA)	$521,046	$37,614	$(21,850)	$536,810

Adjustments:
Add: Stock-Based Compensation	$5,622	$268	$804	$6,694
Add: Loss on Debt Extinguishment	—	—	4,361	4,361
Add: Equity Affiliate Adjustments	—	—	3,500	3,500
Add: Fair Value Adjustment of Commodity Derivative Instruments	15,085	—	—	15,085
Total Pre-tax Adjustments	20,707	268	8,665	29,640

Adjusted EBITDA	$541,753	$37,882	$(13,185)	$566,450

	Nine Months Ended September 30, 2021
	PAMC	CONSOL Marine Terminal	Other	Total Company
Net (Loss) Income	$(81,983)	$21,836	$(23,066)	$(83,213)

Less: Income Tax Benefit	—	—	(43,966)	(43,966)
Add: Interest Expense, net	1,425	4,608	41,460	47,493
Less: Interest Income	(36)	—	(2,370)	(2,406)
(Loss) Earnings Before Interest & Taxes (EBIT)	(80,594)	26,444	(27,942)	(82,092)

Add: Depreciation, Depletion & Amortization	155,787	3,616	8,670	168,073

Earnings (Loss) Before Interest, Taxes and DD&A (EBITDA)	$75,193	$30,060	$(19,272)	$85,981

Adjustments:
Add: Stock-Based Compensation	$4,007	$184	$416	$4,607
Less: Gain on Debt Extinguishment	—	—	(657)	(657)
Add: Pension Settlement	—	—	22	22
Add: Fair Value Adjustment of Commodity Derivative Instruments	167,743	—	—	167,743
Total Pre-tax Adjustments	171,750	184	(219)	171,715

Adjusted EBITDA	$246,943	$30,244	$(19,491)	$257,696

Results of Operations: Three Months Ended September 30, 2022 Compared with the Three Months Ended September 30, 2021

Net Income (Loss)

CONSOL Energy reported net income of $152 million for the three months ended September 30, 2022, compared to a net loss of $114 million for the three months ended September 30, 2021. CONSOL Energy reported adjusted EBITDA of $181 million for the three months ended September 30, 2022, compared to adjusted EBITDA of $67 million for the three months ended September 30, 2021. Net income increased $266 million in the period-to-period comparison. PAMC Adjusted EBITDA was improved by $111 million, which is net of $81 million of settlements of commodity derivative instruments, CONSOL Marine Terminal Adjusted EBITDA was improved by $1 million, and the Other segment's loss before income tax was improved by $3 million, as discussed in further detail below. The remaining changes in net income were the result of an improvement of $147 million in loss on commodity derivative instruments as a result of volatility in the API2 markets, offset by an increase of $80 million of income tax expense as a result of an improvement in pre-tax earnings.

CONSOL Energy's business consists of the Pennsylvania Mining Complex and the CONSOL Marine Terminal segments, as well as various corporate and other business activities that are not allocated to the PAMC or the CONSOL Marine Terminal segments. The other business activities include the Itmann Mine, the Greenfield Reserves and Resources, closed mine activities, general and administrative activities, interest expense and income taxes, as well as various other non-operated activities.

PAMC ANALYSIS:

The PAMC segment's principal activities consist of mining, preparation and marketing of bituminous coal, sold primarily to power generators, industrial end-users and metallurgical end-users. The segment also includes general and administrative costs, as well as various other activities assigned to the PAMC segment, but not included in the cost components on a per unit basis.

The PAMC segment had net income of $211 million for the three months ended September 30, 2022, compared to a net loss of $131 million for the three months ended September 30, 2021. The PAMC segment had adjusted EBITDA of $180 million for the three months ended September 30, 2022, compared to adjusted EBITDA of $69 million for the three months ended September 30, 2021. Included in the third quarter 2022 adjusted EBITDA were settlements of commodity derivatives at a loss of $81 million (see Note 13 - Derivatives in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q). Variances are discussed below.

	Three Months Ended
	September 30,
(in millions)	2022	2021	Variance
Realized Coal Revenue:
Coal Revenue	$466	$256	$210
Settlements of Commodity Derivative Instruments	(81)	—	(81)
Total Realized Coal Revenue	385	256	129
Freight Revenue	43	19	24
Gain on Sale of Assets	26	—	26
Less:
Cash Cost of Coal Sold	210	166	44
Other Costs	(2)	5	(7)
Freight Expense	43	19	24
General and Administrative Costs	23	16	7
Adjusted EBITDA	$180	$69	$111

Coal Production

The table below presents total tons produced (in thousands) from the Pennsylvania Mining Complex for the periods indicated:

	Three Months Ended September 30,
Mine	2022	2021	Variance
Bailey	2,388	2,278	110
Enlow Fork	1,191	1,542	(351)
Harvey	1,688	1,474	214
Total	5,267	5,294	(27)

The PAMC's coal production decreased slightly in the period-to-period comparison. Production during both periods was negatively impacted by acute operational and geological issues, including roof falls and equipment failures, along with planned maintenance shutdowns. Additionally, a longwall move limited production during the third quarter of 2022.

Coal Operations

The PAMC segment's realized coal revenue and cost components on a per unit basis for these periods were as follows:

	Three Months Ended September 30,
	2022	2021	Variance
Total Tons Sold (in millions)	5.3	5.4	(0.1)
Average Realized Coal Revenue per Ton Sold (1)	$72.83	$47.46	$25.37

Average Cash Cost of Coal Sold per Ton (1)	$39.77	$30.64	$9.13
Depreciation, Depletion and Amortization Costs per Ton Sold (Non-Cash Cost)	8.60	9.07	(0.47)
Average Cost of Coal Sold per Ton (1)	$48.37	$39.71	$8.66
Average Margin per Ton Sold (1)	$24.46	$7.75	$16.71
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	8.60	9.07	(0.47)
Average Cash Margin per Ton Sold (1)	$33.06	$16.82	$16.24

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

Coal Revenue and Realized Coal Revenue

Coal revenue and realized coal revenue were $466 million and $385 million for the three months ended September 30, 2022, respectively, compared to $256 million and $256 million for the three months ended September 30, 2021, respectively. As a result of continued global tightness of coal supply and higher electric power prices, coupled with higher prices for natural gas, which is a competitor to the Company's coal product, the Company realized higher pricing on its contracts, including domestic contracts, export contracts, and contracts that contain positive electric power-price adjustments, during the three months ended September 30, 2022. This higher pricing was partially offset by the settlement of certain commodity derivatives during the quarter, whereas during the prior year period, the Company did not settle any of its commodity derivatives. Demand for coal remains elevated as a result of low reported stockpiles at domestic coal-fired electricity producers and an overall increase in global demand resulting from the impact of Europe's energy imbalance.

Freight Revenue and Freight Expense

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services to move its coal from the mine to the ultimate sales point. Freight revenue is completely offset by freight expense. Freight revenue and freight expense were both $43 million for the three months ended September 30, 2022, compared to $19 million for the three months ended September 30, 2021. The $24 million increase was primarily related to increased transportation costs, as well as an increase in fuel surcharges.

Gain on Sale of Assets

Gain on sale of assets increased $26 million in the period-to-period comparison, primarily due to the sale of certain coal assets during the three months ended September 30, 2022.

Cash Cost of Coal Sold

Cash cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. The cash cost of coal sold includes items such as direct operating costs, royalties and production taxes, and direct administration costs. Total cash cost of coal sold was $210 million for the three months ended September 30, 2022, or $44 million higher than the $166 million for the three months ended September 30, 2021. Average cash cost of coal sold per ton was $39.77 for the three months ended September 30, 2022, compared to $30.64 for the three months ended September 30, 2021. The increase in the total cash cost of coal sold and average cash cost of coal sold per ton was primarily due to ongoing inflationary pressures on supplies and maintenance costs, multiple equipment failures, continued development work associated with the PAMC's fifth longwall, and increased power costs due to elevated power prices in the period-to-period comparison.

Other Costs

Other costs include items that are assigned to the PAMC segment but are not included in unit costs. Total other costs decreased $7 million in the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The decrease was primarily attributable to a decrease in current quarter costs, none of which were individually significant.

General and Administrative Costs

The amount of general and administrative costs related to the PAMC segment were $23 million for the three months ended September 30, 2022, compared to $16 million for the three months ended September 30, 2021. The $7 million increase in the period-to-period comparison was primarily related to increased expense under the long-term incentive compensation plan incurred in the three months ended September 30, 2022, due to the Company achieving certain financial metrics and a substantial increase in the Company's share price, compared to the three months ended September 30, 2021.

CONSOL MARINE TERMINAL ANALYSIS:

The CONSOL Marine Terminal segment provides coal export terminal services through the Port of Baltimore. The segment also includes general and administrative activities and interest expense, as well as various other activities assigned to the CONSOL Marine Terminal segment.

The CONSOL Marine Terminal segment had net income of $6 million for the three months ended September 30, 2022, compared to net income of $5 million for the three months ended September 30, 2021. The CONSOL Marine Terminal segment had adjusted EBITDA of $8 million for the three months ended September 30, 2022, compared to adjusted EBITDA of $7 million for the three months ended September 30, 2021.

	Three Months Ended September 30,
(in millions)	2022	2021	Variance

Terminal Revenue	$15	$14	$1
Miscellaneous Other Income	1	1	—
Less:
Operating and Other Costs	6	7	(1)
General and Administrative Costs	2	1	1
Adjusted EBITDA	$8	$7	$1

Overall, adjusted EBITDA was materially consistent in the period-to-period comparison.

OTHER ANALYSIS:

The other segment includes revenue and expenses from various corporate and diversified business activities that are not allocated to the PAMC or the CONSOL Marine Terminal segments. The diversified business activities include the Itmann Mine, the Greenfield Reserves and Resources, closed mine activities, general and administrative activities, interest expense and income taxes, as well as various other non-operated activities.

Other business activities had a loss before income tax of $25 million for the three months ended September 30, 2022, compared to a loss before income tax of $28 million for the three months ended September 30, 2021. Variances are discussed below.

	Three Months Ended
	September 30,
(in millions)	2022	2021	Variance
Revenue:
Coal Revenue - Itmann	$7	$3	$4
Miscellaneous Other Income	4	3	1
Total Revenue and Other Income	11	6	5
Other Costs and Expenses:
Operating and Other Costs	17	13	4
Depreciation, Depletion and Amortization	4	4	—
General and Administrative Costs	4	3	1
Loss on Debt Extinguishment	1	—	1
Interest Expense, net	10	14	(4)
Total Other Costs and Expenses	36	34	2
Loss Before Income Tax	$(25)	$(28)	$3

Coal Revenue - Itmann

Coal revenue consists of the sale of coal mined during the development and operation of the Itmann Mine located in Wyoming County, West Virginia, as well as the sale of third-party metallurgical coal purchased to blend with Itmann coal. The improvement is primarily due to a significant increase in the price of metallurgical coal in the period-to-period comparison. During the three months ended September 30, 2022, average revenue on a per-ton basis was $201.92, compared to $74.47 for the three months ended September 30, 2021.

Miscellaneous Other Income

Miscellaneous other income was $4 million for the three months ended September 30, 2022, compared to $3 million for the three months ended September 30, 2021. The change is due to the following items:

	Three Months Ended September 30,
(in millions)	2022	2021	Variance
Royalty Income - Non-Operated Coal	$1	$3	$(2)
Interest Income	1	1	—
Other Income (Loss)	2	(1)	3
Total Miscellaneous Other Income	$4	$3	$1

Operating and Other Costs

Operating and other costs were $17 million for the three months ended September 30, 2022, compared to $13 million for the three months ended September 30, 2021. Operating and other costs increased in the period-to-period comparison due to the following items:

	Three Months Ended September 30,
(in millions)	2022	2021	Variance
Cost of Coal Sold - Itmann	$6	$3	$3
Equity Affiliate Adjustments	4	—	4
Employee-Related Legacy Liability Expense	2	2	—
Coal Reserve Holding Costs	2	2	—
Closed and Idle Mines	1	1	—
Other	2	5	(3)
Total Operating and Other Costs	$17	$13	$4

The Itmann Mine's cost of coal sold is primarily comprised of development costs absorbed by the coal revenue generated during development, as well as the costs incurred to purchase third-party metallurgical coal to blend with Itmann coal. The costs of coal sold include items such as direct development and operating costs, royalties and production taxes, third-party processing and hauling of raw coal and direct administration costs. The increase in cost of coal sold of $3 million is primarily due to an increase in costs associated with interim third-party processing and hauling of raw coal, as well as the increased coal revenue.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization was consistent in the period-to-period comparison.

General and Administrative Costs

The amount of general and administrative expenses related to the Other segment were $4 million for the three months ended September 30, 2022, compared to $3 million for the three months ended September 30, 2021. The $1 million increase in the period-to-period comparison was primarily related to increased expense under the long-term incentive compensation plan incurred in the three months ended September 30, 2022, due to the Company achieving certain financial metrics and a substantial increase in the Company's share price, compared to the three months ended September 30, 2021.

Loss on Debt Extinguishment

Loss on debt extinguishment of $1 million was recognized in the three months ended September 30, 2022, due to accelerated payments made on the Company's Term Loan B Facility.

Interest Expense, net

Interest expense, net of amounts capitalized, decreased in the period-to-period comparison primarily due to the Company's continued de-leveraging efforts throughout the three months ended September 30, 2022.

Results of Operations: Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021

Net Income (Loss)

CONSOL Energy reported net income of $274 million for the nine months ended September 30, 2022, compared to a net loss of $83 million for the nine months ended September 30, 2021. CONSOL Energy reported adjusted EBITDA of $566 million for the nine months ended September 30, 2022, compared to adjusted EBITDA of $258 million for the nine months ended September 30, 2021. Net income increased $357 million in the period-to-period comparison. PAMC Adjusted EBITDA was improved by $295 million, which is net of $241 million of settlements of commodity derivative instruments, CONSOL Marine Terminal Adjusted EBITDA was improved by $8 million, and the Other segment's loss before income tax was impaired by $2 million, as discussed in further detail below. The remaining changes in net income were the result of an impairment of $89 million in loss on commodity derivative instruments as a result of volatility in the API2 markets, and an increase of $103 million of income tax expense as a result of an improvement in pre-tax earnings.

CONSOL Energy's business consists of the Pennsylvania Mining Complex and the CONSOL Marine Terminal segments, as well as various corporate and other business activities that are not allocated to the PAMC or the CONSOL Marine Terminal segments. The other business activities include the Itmann Mine, the Greenfield Reserves and Resources, closed mine activities, general and administrative activities, interest expense and income taxes, as well as various other non-operated activities.

PAMC ANALYSIS:

The PAMC segment's principal activities consist of mining, preparation and marketing of bituminous coal, sold primarily to power generators, industrial end-users and metallurgical end-users. The segment also includes general and administrative costs, as well as various other activities assigned to the PAMC segment, but not included in the cost components on a per unit basis.

The PAMC segment had net income of $372 million for the nine months ended September 30, 2022, compared to a net loss of $82 million for the nine months ended September 30, 2021. The PAMC segment had adjusted EBITDA of $542 million for the nine months ended September 30, 2022, compared to adjusted EBITDA of $247 million for the nine months ended September 30, 2021. Included in 2022 adjusted EBITDA were settlements of commodity derivatives at a loss of $241 million (see Note 13 - Derivatives in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q). Variances are discussed below.

	Nine Months Ended
	September 30,
(in millions)	2022	2021	Variance
Realized Coal Revenue:
Coal Revenue	$1,458	$799	$659
Settlements of Commodity Derivative Instruments	(241)	—	(241)
Total Realized Coal Revenue	1,217	799	418
Freight Revenue	128	72	56
Miscellaneous Income	—	1	(1)
Gain on Sale of Assets	27	1	26
Less:
Cash Cost of Coal Sold	618	498	120
Other Costs	14	4	10
Freight Expense	128	72	56
General and Administrative Costs	70	52	18
Adjusted EBITDA	$542	$247	$295

Coal Production

The table below presents total tons produced (in thousands) from the Pennsylvania Mining Complex for the periods indicated:

	Nine Months Ended September 30,
Mine	2022	2021	Variance
Bailey	8,577	9,078	(501)
Enlow Fork	4,698	5,133	(435)
Harvey	4,576	4,015	561
Total	17,851	18,226	(375)

The PAMC's coal production decreased in the period-to-period comparison due to acute operational and geological issues and a challenged transportation environment, which weighed on the Company's production during 2022.

Coal Operations

The PAMC segment's realized coal revenue and cost components on a per unit basis for these periods were as follows:

	Nine Months Ended September 30,
	2022	2021	Variance
Total Tons Sold (in millions)	17.9	18.1	(0.2)
Average Realized Coal Revenue per Ton Sold (1)	$67.81	$44.05	$23.76

Average Cash Cost of Coal Sold per Ton (1)	$34.46	$27.45	$7.01
Depreciation, Depletion and Amortization Costs per Ton Sold (Non-Cash Cost)	7.88	8.08	(0.20)
Average Cost of Coal Sold per Ton (1)	$42.34	$35.53	$6.81
Average Margin per Ton Sold (1)	$25.47	$8.52	$16.95
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	7.88	8.08	(0.20)
Average Cash Margin per Ton Sold (1)	$33.35	$16.60	$16.75

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

Coal Revenue and Realized Coal Revenue

Coal revenue and realized coal revenue were $1,458 million and $1,217 million for the nine months ended September 30, 2022, respectively, compared to $799 million and $799 million for the nine months ended September 30, 2021, respectively. As a result of continued global tightness of coal supply and higher electric power prices, coupled with higher prices for natural gas, which is a competitor to the Company's coal product, the Company realized higher pricing on its contracts, including domestic contracts, export contracts, and contracts that contain positive electric power-price adjustments, during the nine months ended September 30, 2022. This higher pricing was partially offset by the settlement of certain commodity derivatives during the year, whereas during the prior year period, the Company did not settle any of its commodity derivatives. Demand for coal remains elevated as a result of low reported stockpiles at domestic coal-fired electricity producers and an overall increase in global demand resulting from the impact of Europe's energy imbalance.

Freight Revenue and Freight Expense

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services to move its coal from the mine to the ultimate sales point. Freight revenue is completely offset by freight expense. Freight revenue and freight expense were both $128 million for the nine months ended September 30, 2022, compared to $72 million for the nine months ended September 30, 2021. The $56 million increase was primarily related to increased transportation costs, as well as an increase in fuel surcharges.

Gain on Sale of Assets

Gain on sale of assets increased $26 million in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to the sale of certain coal assets.

Cash Cost of Coal Sold

Cash cost of coal sold is comprised of operating costs related to produced tons sold, along with changes in both the volumes and carrying values of coal inventory. The cash cost of coal sold includes items such as direct operating costs, royalties and production taxes, and direct administration costs. Total cash cost of coal sold was $618 million for the nine months ended September 30, 2022, or $120 million higher than the $498 million for the nine months ended September 30, 2021. Average cash cost of coal sold per ton was $34.46 for the nine months ended September 30, 2022, compared to $27.45 for the nine months ended September 30, 2021. The increase in the total cash cost of coal sold and average cash cost of coal sold per ton was primarily due to ongoing inflationary pressures on supplies and maintenance costs, multiple equipment failures and increased power costs due to elevated power prices. Additionally, the total cash cost of coal sold and average cash cost of coal sold per ton were impacted by the ongoing development work associated with the PAMC's fifth longwall.

Other Costs

Other costs include items that are assigned to the PAMC segment but are not included in unit costs. Total other costs increased $10 million in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was primarily attributable to an increase in current year costs related to demurrage charges and discretionary employee benefit expenses.

General and Administrative Costs

The amount of general and administrative costs related to the PAMC segment were $70 million for the nine months ended September 30, 2022, compared to $52 million for the nine months ended September 30, 2021. The $18 million increase in the period-to-period comparison was primarily related to increased expense under the long-term incentive compensation plan incurred in the nine months ended September 30, 2022, due to the Company achieving certain financial metrics and a substantial increase in the Company's share price, compared to the nine months ended September 30, 2021.

CONSOL MARINE TERMINAL ANALYSIS:

The CONSOL Marine Terminal segment provides coal export terminal services through the Port of Baltimore. The segment also includes general and administrative activities and interest expense, as well as various other activities assigned to the CONSOL Marine Terminal segment.

The CONSOL Marine Terminal segment had net income of $30 million for the nine months ended September 30, 2022, compared to net income of $22 million for the nine months ended September 30, 2021. The CONSOL Marine Terminal segment had adjusted EBITDA of $38 million for the nine months ended September 30, 2022, compared to adjusted EBITDA of $30 million for the nine months ended September 30, 2021.

	Nine Months Ended September 30,
(in millions)	2022	2021	Variance

Terminal Revenue	$58	$50	$8
Miscellaneous Income	3	1	2
Less:
Operating and Other Costs	18	18	—
General and Administrative Costs	5	3	2
Adjusted EBITDA	$38	$30	$8

Terminal revenue consists of sales from the CONSOL Marine Terminal, which is located in the Port of Baltimore, Maryland and provides access to international coal markets. Throughput volumes at the CONSOL Marine Terminal were 10.1 million tons in the nine months ended September 30, 2022, compared to 10.7 million tons in the nine months ended September 30, 2021. CONSOL Marine Terminal sales were $58 million for the nine months ended September 30, 2022, compared to $50 million for the nine months ended September 30, 2021, as a result of an increase in the rates charged to transload coal at the Terminal due to increased export demand and commodity pricing strength.

OTHER ANALYSIS:

The other segment includes revenue and expenses from various corporate and diversified business activities that are not allocated to the PAMC or the CONSOL Marine Terminal segments. The diversified business activities include the Itmann Mine, the Greenfield Reserves and Resources, closed mine activities, general and administrative activities, interest expense and income taxes, as well as various other non-operated activities.

Other business activities had a loss before income tax of $69 million for the nine months ended September 30, 2022, compared to a loss before income tax of $67 million for the nine months ended September 30, 2021. Variances are discussed below.

	Nine Months Ended
	September 30,
(in millions)	2022	2021	Variance
Revenue:
Coal Revenue - Itmann	$24	$5	$19
Freight Revenue	3	—	3
Miscellaneous Other Income	13	7	6
Gain on Sale of Assets	6	10	(4)
Total Revenue and Other Income	46	22	24
Other Costs and Expenses:
Operating and Other Costs	44	30	14
Depreciation, Depletion and Amortization	15	8	7
Freight Expense	3	—	3
General and Administrative Costs	14	10	4
Loss on Debt Extinguishment	4	—	4
Interest Expense, net	35	41	(6)
Total Other Costs and Expenses	115	89	26
Loss Before Income Tax	$(69)	$(67)	$(2)

Coal Revenue - Itmann

Coal revenue consists of the sale of coal mined during the development and operation of the Itmann Mine located in Wyoming County, West Virginia, as well as the sale of third-party metallurgical coal purchased to blend with Itmann coal. The improvement is due to a 17 thousand increase in tons sold in the period-to-period comparison, as well as a significant increase in the price of metallurgical coal. During the nine months ended September 30, 2022, average revenue on a per-ton basis was $230.29, compared to $67.51 for the nine months ended September 30, 2021.

Freight Revenue and Freight Expense

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services to move its coal from the mine to the ultimate sales point. Freight revenue is completely offset by freight expense. Freight revenue and freight expense were both $3 million for the nine months ended September 30, 2022. This segment generated no freight revenue and had no freight expense during the nine months ended September 30, 2021. The $3 million increase was primarily related to increased coal shipments during the development of the Itmann mine.

Miscellaneous Other Income

Miscellaneous other income was $13 million for the nine months ended September 30, 2022, compared to $7 million for the nine months ended September 30, 2021. The change is due to the following items:

	Nine Months Ended September 30,
(in millions)	2022	2021	Variance
Royalty Income - Non-Operated Coal	$7	$5	$2
Interest Income	3	2	1
Other Income	3	—	3
Total Miscellaneous Other Income	$13	$7	$6

Gain on Sale of Assets

Gain on sale of assets decreased $4 million in the period-to-period comparison primarily due to a decrease in sales of various gas wells and land during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.

Operating and Other Costs

Operating and other costs were $44 million for the nine months ended September 30, 2022, compared to $30 million for the nine months ended September 30, 2021. Operating and other costs increased in the period-to-period comparison due to the following items:

	Nine Months Ended September 30,
(in millions)	2022	2021	Variance
Cost of Coal Sold - Itmann	$18	$5	$13
Employee-Related Legacy Liability Expense	5	6	(1)
Coal Reserve Holding Costs	5	6	(1)
Equity Affiliate Adjustments	4	—	4
Closed and Idle Mines	3	3	—
Other	9	10	(1)
Total Operating and Other Costs	$44	$30	$14

The Itmann Mine's cost of coal sold is primarily comprised of development costs absorbed by the coal revenue generated during development, as well as the costs incurred to purchase third-party metallurgical coal to blend with Itmann coal. The costs of coal sold include items such as direct development and operating costs, royalties and production taxes, third-party processing and hauling of raw coal and direct administration costs. The increase in cost of coal sold of $13 million is primarily due to an increase in costs associated with interim third-party processing and hauling of raw coal, as well as the increased coal revenue.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $7 million in the period-to-period comparison due to current year adjustments to the Company's asset retirement obligations based on current projected cash outflows.

General and Administrative Costs

The amount of general and administrative costs related to the Other segment were $14 million for the nine months ended September 30, 2022, compared to $10 million for the nine months ended September 30, 2021. The $4 million increase in the period-to-period comparison was primarily related to increased expense under the long-term incentive compensation plan incurred in the nine months ended September 30, 2022 due to the Company achieving certain financial metrics and a substantial increase in the Company's share price, compared to the nine months ended September 30, 2021.

Loss on Debt Extinguishment

Loss on debt extinguishment of $4 million was recognized in the nine months ended September 30, 2022, due to accelerated payments made on the Company's Term Loan A and Term Loan B Facilities and the open market repurchases of the Company's 11.00% Senior Secured Second Lien Notes due 2025.

Interest Expense, net

         Interest expense, net of amounts capitalized, decreased in the period-to-period comparison primarily due to the Company's continued de-leveraging efforts throughout the nine months ended September 30, 2022.

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

We expect demand for our coal to remain elevated in the near future as a result of low reported stockpiles at domestic coal-fired electricity producers and an overall increase in global demand resulting from the impact of Europe's energy imbalance. These elevated prices are bolstering the Company's cash flows, which has allowed the Company to accelerate debt reduction. As a result, interest expense and debt servicing costs are declining, and the Company's liquidity is increasing. Additionally, the preparation plant at the Itmann Mine site was commissioned in the third quarter of 2022. Now that the Itmann No. 5 mine and preparation plant are both operational, the increased volume of coal sold from the Itmann Mine will further enhance the Company's cash flows. These factors will allow the Company to continue to opportunistically reduce its debt levels and return shareholder value in the form of dividends and/or stock repurchases. During the third quarter of 2022, the Company generated cash flows from operating activities of approximately $153 million and utilized a portion of operating cash flows to retire outstanding indebtedness. More specifically, the Company made debt repayments of $6 million and $50 million on its equipment-financed debt and Term Loan B Facility, respectively. As of September 30, 2022, our total liquidity was $542 million, which comprises $269 million of cash and cash equivalents, the remaining capacity of $272 million on our revolving credit facility and the remaining capacity of $1 million on our securitization facility.

The Company is continuing to actively monitor the effects of the ongoing COVID-19 pandemic on its liquidity and capital resources. As disclosed previously, we took several steps throughout the COVID-19 pandemic to reinforce our liquidity. From a coal shipment perspective, the decline in coal demand seemed to have hit its lowest point in May 2020 and has since shown significant improvement. While many government-imposed shut-downs of non-essential businesses in the United States and abroad have been phased out, the reoccurrence of such restrictions could result in a decrease in demand for our coal, which could adversely affect our liquidity in future periods. Depressed demand for our coal may also result from a general recession or reduction in overall business activity, including significant increases in interest rates. A decrease in demand for our coal, the failure of our customers to purchase coal from us that they are obligated to purchase pursuant to existing contracts, or disruptions in the logistics chain preventing us from shipping our coal would have a material adverse effect on our results of operations and financial condition. During the 2021 fiscal year and continuing into 2022, CONSOL Energy has encountered multiple transportation delays as a result of the disruption of the global supply chain and logistics infrastructure. However, our transportation partners are continuing to work through these issues and improve their staffing levels.

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

The Company started a capital construction project on the coarse refuse disposal area at the PAMC in 2017. The construction on the coarse refuse disposal area is now funded, in part, by the $75 million of tax-exempt solid waste disposal revenue bonds, the proceeds of which were loaned to the Company and which the Company expects to expend over approximately the next two years, as qualified work is completed. Through the third quarter of 2022, the Company utilized restricted cash held in escrow in the amount of $36 million for qualified expenses. The Company has $39 million remaining in restricted cash associated with this financing that will be used to fund future spending on the coarse refuse disposal area. The Company also began construction of the Itmann Mine in the second half of 2019; development mining began in April 2020, and the preparation plant was commissioned during the third quarter of 2022. The Company anticipates approximately 900 thousand tons per year of high-quality, low-vol coking coal production from the Itmann Mine at its full run rate. The preparation plant also includes a rail loadout and the capability for processing up to an additional 750 thousand to 1 million third-party saleable tons annually. This potential third-party processing revenue is expected to provide an additional avenue of growth for the Company.

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

Over the past few years, the insurance and surety markets have been increasingly challenging, particularly for coal companies. We have experienced rising premiums, reduced coverage and/or fewer providers willing to underwrite policies and surety bonds. Terms have generally become more unfavorable, including increases in the amount of collateral required to secure surety bonds. However, more recently, we have seen insurance rates stabilize and even decrease on certain lines of coverage, as new insurance carriers have entered the market. Further cost burdens on our ability to maintain adequate insurance and bond coverage may adversely impact our operations, financial position and liquidity.

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

CONSOL Energy participates in the United Mine Workers of America (the “UMWA”) Combined Benefit Fund and the UMWA 1992 Benefit Plan for which benefits are reflected in the Company's consolidated financial statements when paid. These benefit arrangements may result in additional liabilities that are not recognized on the Consolidated Balance Sheet at September 30, 2022. The various multi-employer benefit plans are discussed in Note 17—Other Employee Benefit Plans in the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. CONSOL Energy's total contributions under the Coal Industry Retiree Health Benefit Act of 1992 were $1,061 and $1,232 for the three months ended September 30, 2022 and 2021, respectively. CONSOL Energy's total contributions under the Coal Industry Retiree Health Benefit Act of 1992 were $3,169 and $3,687 for the nine months ended September 30, 2022 and 2021, respectively. Based on available information at December 31, 2021, CONSOL Energy's obligation for the UMWA Combined Benefit Fund and 1992 Benefit Plan is estimated to be approximately $46,381. CONSOL Energy also uses a combination of surety bonds, corporate guarantees and letters of credit to secure its financial obligations for employee-related, environmental, performance and various other items which are not reflected on the Consolidated Balance Sheet at September 30, 2022. Management believes these items will expire without being funded. See Note 12—Commitments and Contingent Liabilities in the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CONSOL Energy.

Cash Flows (in millions)

	Nine Months Ended September 30,
	2022	2021	Change
Cash Provided by Operating Activities	$500	$253	$247
Cash Used in Investing Activities	$(116)	$(92)	$(24)
Cash Used In Financing Activities	$(261)	$—	$(261)

Cash provided by operating activities increased $247 million in the period-to-period comparison, primarily due to a $309 million increase in adjusted EBITDA, offset by other working capital changes that occurred throughout both periods.

Cash used in investing activities increased $24 million in the period-to-period comparison. Capital expenditures increased $31 million primarily due to the acquisition of certain coal assets and the construction of a preparation plant near the Itmann Mine. Further details regarding the Company's capital expenditures are set forth below.

	Nine Months Ended September 30,
	2022	2021	Change
Building and Infrastructure	$84	$47	$37
Equipment Purchases and Rebuilds	28	38	(10)
Solid Waste Disposal Project	11	12	(1)
IS&T Infrastructure	2	2	—
Other	9	4	5
Total Capital Expenditures	$134	$103	$31

Cash flows used in financing activities increased $261 million in the period-to-period comparison, primarily driven by a $142 million increase in net payments on indebtedness due to the Company's ongoing de-leveraging efforts. During the nine months ended September 30, 2021, the Company received $75 million in proceeds loaned to the Company from the issuance of Pennsylvania Economic Development Financing Authority tax-exempt solid waste disposal revenue bonds. No such proceeds were received during the nine months ended September 30, 2022, which contributed to the variance in the period-to-period comparison. Additionally, a $35 million special dividend payment was made during the nine months ended September 30, 2022. No such payment was made during the nine months ended September 30, 2021.

Senior Secured Credit Facilities

In November 2017, the Company entered into a revolving credit facility with PNC Bank, N.A. with commitments up to $300 million (the “Revolving Credit Facility”), a Term Loan A Facility of up to $100 million (the “TLA Facility”) and a Term Loan B Facility of up to $400 million (the “TLB Facility”, and together with the Revolving Credit Facility and the TLA Facility, the “Senior Secured Credit Facilities”). On March 28, 2019, the Company amended the Senior Secured Credit Facilities to increase the borrowing commitment of the Revolving Credit Facility to $400 million and reallocate the principal amounts outstanding under the TLA Facility and the TLB Facility. On June 5, 2020, the Company amended the Senior Secured Credit Facilities (the “2020 amendment”) to provide eight quarters of financial covenant relaxation, effect an increase in the rate at which borrowings under the Revolving Credit Facility and the TLA Facility bear interest, and add an anti-cash hoarding provision. On March 29, 2021, the Company amended the Senior Secured Credit Facilities to revise the negative covenant with respect to other indebtedness to allow the Company to incur obligations under the tax-exempt solid waste disposal revenue bonds. The Revolving Credit Facility was further amended in July 2022 (the “2022 amendment”) to, among other things, extend the maturity date of $260 million of borrowing commitments from March 28, 2023 to July 18, 2026. The Company will maintain access to the current $400 million available under the Revolving Credit Facility until its maturity in March 2023. At that point, the Company's borrowing limit under the Revolving Credit Facility will be reduced to $260 million until the facility's maturity date in July 2026.

Borrowings under the Company's Senior Secured Credit Facilities bore interest at a floating rate which was, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) an alternate base rate plus an applicable margin. The 2022 amendment provides that borrowings under the Senior Secured Credit Facilities will bear interest at a floating rate that is, at the Company's option, either (i) SOFR plus the applicable SOFR Adjustment (as defined therein) depending on the applicable interest period plus an applicable margin or (ii) an alternate base rate plus an applicable margin. The applicable margin for the Revolving Credit Facility and TLA Facility depends on the total net leverage ratio, whereas the applicable margin for the TLB Facility is fixed. The 2020 amendment increased the applicable margin by 50 basis points on both the Revolving Credit Facility and the TLA Facility. The maturity date of the Revolving Credit Facility is July 2026 and the maturity date of the TLA Facility was March 28, 2023. The TLA Facility was paid in full on June 30, 2022. The TLB Facility's maturity date is September 28, 2024. In June 2019, the TLA Facility began amortizing in equal quarterly installments of (i) 3.75% of the original principal amount thereof, for four consecutive quarterly installments commencing with the quarter ended June 30, 2019, (ii) 6.25% of the original principal amount thereof for the subsequent eight quarterly installments commencing with the quarter ended June 30, 2020 and (iii) 8.75% of the original principal amount thereof for the quarterly installments thereafter, and the remaining balance was to have been due at final maturity. In June 2019, the TLB Facility began amortizing in equal quarterly installments in an amount equal to 0.25% per annum of the amended principal amount thereof, with the remaining balance due at final maturity.

Obligations under the Senior Secured Credit Facilities are guaranteed by (i) all owners of the PAMC held by the Company, (ii) any other members of the Company’s group that own any portion of the collateral securing the Revolving Credit Facility, and (iii) subject to certain customary exceptions and agreed materiality thresholds, all other existing or future direct or indirect wholly-owned restricted subsidiaries of the Company. The obligations are secured by, subject to certain exceptions (including a limitation of pledges of equity interests in certain subsidiaries and certain thresholds with respect to real property), a first-priority lien on (i) the Company’s interest in the Pennsylvania Mining Complex, (ii) the equity interests in the Partnership held by the Company, (iii) the CONSOL Marine Terminal, (iv) the Itmann Mine, and (v) the 1.4 billion tons of Greenfield Reserves and Resources. The Senior Secured Credit Facilities contain a number of customary affirmative covenants. In addition, the Senior Secured Credit Facilities contain a number of negative covenants, including (subject to certain exceptions) limitations on (among other things): indebtedness, liens, investments, acquisitions, dispositions, restricted payments, and prepayments of junior indebtedness. The 2020 amendment added additional conditions to be met for the covenants relating to investments in joint ventures, general investments, share repurchases, dividends, and repurchases of the Second Lien Notes (as defined below). The additional conditions require no outstanding borrowings and no more than $200 million of outstanding letters of credit on the Revolving Credit Facility. Further restrictions apply to investments in joint ventures, share repurchases and dividends that require the total net leverage ratio shall not be greater than 2.00 to 1.00.

The Revolving Credit Facility also includes financial covenants, including (i) a maximum first lien gross leverage ratio, (ii) a maximum total net leverage ratio, and (iii) a minimum fixed charge coverage ratio. The maximum first lien gross leverage ratio is calculated as the ratio of Consolidated First Lien Debt to Consolidated EBITDA. Consolidated EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, nonrecurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations, non-cash charges related to legacy employee liabilities and gains and losses on debt extinguishment, and subtracts cash payments related to legacy employee liabilities. The maximum total net leverage ratio is calculated as the ratio of Consolidated Indebtedness, minus Cash on Hand, to Consolidated EBITDA. The minimum fixed charge coverage ratio is calculated as the ratio of Consolidated EBITDA to Consolidated Fixed Charges. Consolidated Fixed Charges, as used in the covenant calculation, include cash interest payments, cash payments for income taxes, scheduled debt repayments, dividends paid, and Maintenance Capital Expenditures. The 2022 amendment revised the financial covenants applicable to the Revolving Credit Facility relating to the maximum first lien gross leverage ratio, the maximum total net leverage ratio and the minimum fixed charge coverage ratio, so that among other things, for the fiscal quarters ending on or after June 30, 2022, the maximum first lien gross leverage ratio shall be 1.50 to 1.00, the maximum total net leverage ratio shall be 2.50 to 1.00 and the minimum fixed charge coverage ratio shall be 1.10 to 1.00.

The Company's first lien gross leverage ratio was 0.23 to 1.00 at September 30, 2022. The Company's total net leverage ratio was 0.28 to 1.00 at September 30, 2022. The Company's fixed charge coverage ratio was 2.55 to 1.00 at September 30, 2022. Accordingly, the Company was in compliance with all of its financial covenants under the Senior Secured Credit Facilities as of September 30, 2022.

The TLB Facility also includes a financial covenant that requires the Company to repay a certain amount of its borrowings under the TLB Facility within ten business days after the date it files its Annual Report on Form 10-K with the Securities and Exchange Commission (“SEC”) if the Company has excess cash flow (as defined in the credit agreement for the Senior Secured Credit Facilities) during the year covered by the applicable Annual Report on Form 10-K. The required repayment is equal to a certain percentage of the Company’s excess cash flow for such year, ranging from 0% to 75% depending on the Company’s total net leverage ratio, less the amount of certain voluntary prepayments made by the Company, if any, under the TLB Facility during such fiscal year.  There was no required payment during the nine months ended September 30, 2022 with respect to the year ended December 31, 2021.

During the year ended December 31, 2019, the Company entered into interest rate swaps, which effectively converted $150 million of the TLB Facility's floating interest rate to a fixed interest rate for the twelve months ending December 31, 2020 and 2021, and $50 million of the TLB Facility's floating interest rate to a fixed interest rate for the twelve months ending December 31, 2022. The $50,000 interest rate swap was settled in August 2022 with the change in the floating rate on the TLB Facility to SOFR from LIBOR.

The Senior Secured Credit Facilities contain customary events of default, including with respect to a failure to make payments when due, cross-default and cross-judgment default and certain bankruptcy and insolvency events.

At September 30, 2022, there were no borrowings outstanding under the Revolving Credit Facility and the facility is currently only used for providing letters of credit, with $128 million of letters of credit outstanding, leaving $272 million of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.

Securitization Facility

On November 30, 2017, (1)(i) CONSOL Marine Terminals LLC, as an originator of receivables, (ii) CONSOL Pennsylvania Coal Company LLC (“CONSOL Pennsylvania”), as an originator of receivables and as initial servicer of the receivables for itself and the other originators (collectively, the “Originators”), each a wholly-owned subsidiary of CONSOL Energy, and (iii) CONSOL Funding LLC (the “SPV”), a Delaware special purpose entity and wholly-owned subsidiary of CONSOL Energy, as buyer, entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) and (2)(i) CONSOL Thermal Holdings LLC, an indirect, wholly-owned subsidiary of the Partnership, as sub-originator (the “Sub-Originator”), and (ii) CONSOL Pennsylvania, as buyer and as initial servicer of the receivables for itself and the Sub-Originator, entered into a Sub-Originator Sale Agreement (the “Sub-Originator PSA”). In addition, on November 30, 2017, the SPV entered into a Receivables Financing Agreement (the “Receivables Financing Agreement”) by and among (i) the SPV, as borrower, (ii) CONSOL Pennsylvania, as initial servicer, (iii) PNC Bank, as administrative agent, LC Bank and lender, and (iv) the additional persons from time to time party thereto as lenders. Together, the Purchase and Sale Agreement, the Sub-Originator PSA and the Receivables Financing Agreement establish the primary terms and conditions of an accounts receivable securitization program (the “Securitization”). In March 2020, the securitization facility was amended to, among other things, extend the maturity date from August 30, 2021 to March 27, 2023. In July 2022, the securitization facility was again amended to extend the maturity date to July 29, 2025.

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

Loans under the Securitization accrue interest at a reserve-adjusted market index rate equal to the applicable term SOFR rate. Loans and letters of credit under the Securitization also accrue a program fee and a letter of credit participation fee, respectively, ranging from 2.00% to 2.50% per annum depending on the total net leverage ratio of CONSOL Energy. In addition, the SPV paid certain structuring fees to PNC Capital Markets LLC and will pay other customary fees to the lenders, including a fee on unused commitments equal to 0.60% per annum.

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

At September 30, 2022, eligible accounts receivable yielded $61 million of borrowing capacity. At September 30, 2022, the facility had no outstanding borrowings and approximately $60 million of letters of credit outstanding, leaving $1 million of unused capacity. Costs associated with the receivables facility totaled $198 thousand for the three months ended September 30, 2022. These costs have been recorded as financing fees which are included in Operating and Other Costs in the Consolidated Statements of Income. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.

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

Prior to November 15, 2021, the Company was permitted to redeem all or a part of the Second Lien Notes, at a redemption price equal to 100% of the principal amount thereof plus the Applicable Premium, as defined in the Indenture, plus accrued and unpaid interest, if any, to, but not including, the redemption date (subject to the rights of holders of the Second Lien Notes on the relevant record date to receive interest due on the relevant interest payment date).  As of September 30, 2022, the Company has not redeemed the Second Lien Notes, in part or in full, but it has repurchased Second Lien Notes under its stock and debt repurchase program.

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

The Second Lien Notes were issued in a private offering that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act.

Pennsylvania Economic Development Financing Authority Bonds

In April 2021, CONSOL Energy borrowed the proceeds received from the sale of tax-exempt bonds issued by the Pennsylvania Economic Development Financing Authority (“PEDFA”) in aggregate principal amount of $75 million. The PEDFA Bonds bear interest at a fixed rate of 9.00% for an initial term of seven years. The PEDFA Bonds mature on April 1, 2051 but are subject to mandatory purchase by the Company on April 13, 2028, at the expiration of the initial term rate period. The PEDFA Bonds were issued pursuant to an indenture (the “PEDFA Indenture”) dated as of April 1, 2021, by and between PEDFA and Wilmington Trust, N.A., a national banking association, as trustee (the “PEDFA Notes Trustee”). PEDFA made a loan of the proceeds of the PEDFA Bonds to the Company pursuant to a Loan Agreement (the “Loan Agreement”) dated as of April 1, 2021 between PEDFA and the Company. Under the terms of the Loan Agreement, the Company agreed to make all payments of principal, interest and other amounts at any time due on the PEDFA Bonds or under the PEDFA Indenture. PEDFA assigned its rights as lender under the Loan Agreement, excluding certain reserved rights, to the PEDFA Notes Trustee. Certain subsidiaries of the Company (the “PEDFA Notes Guarantors”) executed a Guaranty Agreement (the “Guaranty”) dated as of April 1, 2021 in favor of the PEDFA Notes Trustee, guarantying the obligations of the Company under the Loan Agreement to pay the PEDFA Bonds when and as due. The obligations of the Company under the Loan Agreement and of the PEDFA Notes Guarantors under the Guaranty are secured by second priority liens on substantially all of the assets of the Company and the PEDFA Notes Guarantors on parity with the Second Lien Notes. The Loan Agreement and Guaranty incorporate by reference covenants in the Indenture under which the Second Lien Notes were issued (discussed previously).

Material Cash Requirements

CONSOL Energy expects to make payments of $39,386 on its long-term debt obligations, including interest, in the next 12 months. Refer to Note 13 – Long-Term Debt of our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information concerning material cash requirements in future years. CONSOL Energy expects to make payments of $30,712 on its operating and finance lease obligations, including interest, in the next 12 months. Refer to Note 14 – Leases of our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information concerning material cash requirements in future years. CONSOL Energy expects to make payments of $45,705 on its employee-related long-term liabilities in 2022. Refer to Note 15 – Pension and Other Postretirement Benefit Plans and Note 16 – Coal Workers’ Pneumoconiosis and Workers’ Compensation of our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information concerning material cash requirements in future years. CONSOL Energy believes it will be able to satisfy these material requirements with cash generated from operations, cash on hand, borrowings under the Revolving Credit Facility and securitization facility, and, if necessary, cash generated from its ability to issue additional equity or debt securities.

Debt

At September 30, 2022, CONSOL Energy had total long-term debt and finance lease obligations of $458 million outstanding, including the current portion of long-term debt of $26 million. This long-term debt consisted of:

•	An aggregate principal amount of $113 million in connection with the TLB Facility, due in September 2024. Borrowings under the TLB Facility bear interest at a floating rate.
•	An aggregate principal amount of $124 million of 11.00% Senior Secured Second Lien Notes due in November 2025. Interest on the notes is payable May 15 and November 15 of each year.
•

An aggregate principal amount of $103 million of industrial revenue bonds which were issued to finance the Baltimore port facility, which bear interest at 5.75% per annum and mature in September 2025. Interest on the industrial revenue bonds is payable March 1 and September 1 of each year. Payment of the principal and interest on the notes is guaranteed by CONSOL Energy.

•	An aggregate principal amount of $75 million of tax-exempt solid waste disposal revenue bonds, which were issued to finance the ongoing expansion of the coal refuse disposal area at the Central Preparation Plant, which bear interest at 9.00% per annum for an initial term of seven years and mature in April 2051. Interest on the tax-exempt solid waste disposal revenue bonds is payable on February 1 and August 1 of each year.
•	An aggregate principal amount of $36 million of finance leases with a weighted average interest rate of 6.29%.
•	Advanced royalty commitments of $5 million with a weighted average interest rate of 8.01% per annum.
•	An aggregate principal amount of $2 million of other debt arrangements.

At September 30, 2022, CONSOL Energy had no borrowings outstanding and approximately $128 million of letters of credit outstanding under the $400 million senior secured Revolving Credit Facility. At September 30, 2022, CONSOL Energy had no borrowings outstanding and approximately $60 million of letters of credit outstanding under the $100 million Securitization Facility.

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

During the nine months ended September 30, 2022, the Company spent approximately $26 million to retire $25 million of its Second Lien Notes. No shares of common stock were repurchased under this program during the nine months ended September 30, 2022.

Total Equity and Dividends

Total equity attributable to CONSOL Energy was $916 million at September 30, 2022 and $673 million at December 31, 2021. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.

The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy's Board of Directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CONSOL Energy's financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. The Company's Senior Secured Credit Facilities and the Indenture to the Second Lien Notes limit CONSOL Energy's ability to pay dividends based on certain covenants. At September 30, 2022, the available capacity from which the Company can pay dividends was approximately $300 million. The capacity available to pay future dividends will increase as the Company generates earnings and free cash flow, as defined within the Senior Secured Credit Facilities and the Indenture to the Second Lien Notes.

On November 1, 2022, CONSOL Energy announced a $1.05/share dividend in an aggregate amount of approximately $37 million, payable on November 23, 2022 to all stockholders of record as of November 14, 2022.

Critical Accounting Estimates

CONSOL Energy prepares its financial statements in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. There have been no material changes to the Company's critical accounting estimates from the Annual Report on Form 10-K for the year ended December 31, 2021.

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

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy's principal executive officer and principal financial officer, evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CONSOL Energy's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2022 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy's management, including CONSOL Energy's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases of the Company's equity securities during the three months ended September 30, 2022. Since the December 2017 inception of the Company's current stock and debt repurchase program, CONSOL Energy Inc.'s Board of Directors has subsequently amended the program several times, the most recent of which amendment in August 2022 raised the aggregate limit to $600 million and extended the program until December 31, 2024. As of November 1, 2022, approximately $381 million remained available under the stock and debt repurchase program. The program does not obligate CONSOL Energy to acquire any particular amount of its common stock or notes, and can be modified or suspended at any time at the Company’s discretion. See Note 16 - Stock and Debt Repurchases in the Notes to the Consolidated Financial Statements in Item 1 of this Form 10-Q for more information.

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

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibits	Description	Method of Filing

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

95	Mine Safety and Health Administration Safety Data	Filed herewith

101	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2022, furnished in Inline XBRL)	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL)	Contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOL ENERGY INC.

November 1, 2022	By:	/s/ JAMES A. BROCK
James A. Brock
Director, Chief Executive Officer and President (Principal Executive Officer)

November 1, 2022	By:	/s/ MITESHKUMAR B. THAKKAR
Miteshkumar B. Thakkar
Chief Financial Officer (Principal Financial Officer)

November 1, 2022	By:	/s/ JOHN M. ROTHKA
John M. Rothka
Chief Accounting Officer (Principal Accounting Officer)