Form 10-K
period 2022-12-31
CONSOL Energy Inc.
filed 2023-02-10
CIK 1710366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _______
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate value of common stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $1,682,099,918 as of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, based on the reported closing price of the common stock as reported on The New York Stock Exchange on such date.
The number of shares outstanding of the registrant's common stock as of January 27, 2023 was 34,746,904 shares.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of CONSOL Energy Inc.'s Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed within 120 days of the end of the registrant's fiscal year are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

PART I
Important Definitions Referenced in this Annual Report
•“CONSOL Energy,” “we,” “our,” “us,” “our Company” and “the Company” refer to CONSOL Energy Inc. and its subsidiaries;
•“Btu” means one British Thermal unit;
•“CCR Merger” refers to the merger under that certain Agreement and Plan of Merger, dated as of October 22, 2020, among the Company, Transformer LP Holdings Inc., a wholly-owned subsidiary of the Company (“Holdings”), Transformer Merger Sub LLC, a wholly-owned subsidiary of Holdings (“Merger Sub”), the Partnership and the General Partner, pursuant to which Merger Sub merged with and into the Partnership, with the Partnership surviving as an indirect, wholly-owned subsidiary of the Company, which merger closed on December 30, 2020;
•“coal reserves” refer to the Company's proven and probable coal reserves as defined by Section 1300 et. seq. of Regulation S-K that could be economically mineable, after taking into account modifying factors, including mining recovery and preparation plant yield;
•“CONSOL Marine Terminal” refers to the Company's terminal operations located at the Port of Baltimore;
•“former parent” refers to CNX Resources Corporation and its consolidated subsidiaries;
•“General Partner” refers to PA Mining Complex GP LLC (formerly known as CONSOL Coal Resources GP LLC), a Delaware limited liability company and the general partner of the Partnership;
•“Greenfield Reserves and Resources” means those undeveloped reserves and resources owned by the Company in the Northern Appalachian, Central Appalachian and Illinois basins that are not associated with the Pennsylvania Mining Complex or the Itmann Mining Complex;
•“Itmann Mining Complex” refers to the Company's Itmann No. 5 metallurgical coal mine and coal preparation plant located in Wyoming County, West Virginia, and surrounding reserves to be processed and sold through the Itmann Mining Complex coal preparation plant;
•“mmBtu” means one million British Thermal units;
•“Partnership” refers to PA Mining Complex LP (formerly known as CONSOL Coal Resources LP), a Delaware limited partnership that is a wholly-owned subsidiary of the Company and holds an undivided interest in, and is the sole operator of, the Pennsylvania Mining Complex; and
•“Pennsylvania Mining Complex” or “PAMC” refers to the Bailey, Enlow Fork and Harvey coal mines, the Central Preparation Plant, coal reserves and related assets and operations located in southwestern Pennsylvania and northern West Virginia.

FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of the federal securities laws. With the exception of historical matters, the matters discussed in this Annual Report on Form 10-K are forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involve risks and uncertainties that could cause actual results and outcomes to differ materially from results expressed in or implied by our forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” “would,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this Annual Report on Form 10-K speak only as of the date of this Annual Report on Form 10-K; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
•deterioration in economic conditions or changes in consumption patterns of our customers may decrease demand for our products, impair our ability to collect customer receivables and impair our ability to access capital;
•volatility and wide fluctuation in coal prices based upon a number of factors beyond our control;
•the effects the COVID-19 pandemic has on our business and results of operations and on the global economy;
•an extended decline in the prices we receive for our coal affecting our operating results and cash flows;
•significant downtime of our equipment or inability to obtain equipment, parts or raw materials;
•decreases in the availability of, or increases in the price of, commodities or capital equipment used in our coal mining operations;
•our reliance on major customers, our ability to collect payment from our customers and uncertainty in connection with our customer contracts;
•our inability to acquire additional coal reserves or resources that are economically recoverable;
•the availability and reliability of transportation facilities and other systems that deliver our coal to market and fluctuations in transportation costs;
•a loss of our competitive position;
•foreign currency fluctuations that could adversely affect the competitiveness of our coal abroad;
•the risks related to the fact that a significant portion of our production is sold in international markets and our compliance with export control and anti-corruption laws;
•coal users switching to other fuels in order to comply with various environmental standards related to coal combustion emissions;
•the impact of current and future regulations to address climate change, the discharge, disposal and clean-up of hazardous substances and wastes and employee health and safety on our operating costs as well as on the market for coal;
•the risks inherent in coal operations, including being subject to unexpected disruptions caused by adverse geological conditions, equipment failure, delays in moving out longwall equipment, railroad derailments, security breaches or terroristic acts and other hazards, delays in the completion of significant construction or repair of equipment, fires, explosions, seismic activities, accidents and weather conditions;
•failure to obtain or renew surety bonds or insurance coverages on acceptable terms;
•the effects of coordinating our operations with oil and natural gas drillers and distributors operating on our land;
•our inability to obtain financing for capital expenditures on satisfactory terms;
•the effect of new or existing tariffs and other trade measures;
•our inability to find suitable acquisition targets or integrating the operations of future acquisitions into our operations;
•obtaining, maintaining and renewing governmental permits and approvals for our coal operations;
•the effects of asset retirement obligations, employee-related long-term liabilities and certain other liabilities;
•uncertainties in estimating our economically recoverable coal reserves;
•the outcomes of various legal proceedings, including those which are more fully described herein;
•defects in our chain of title for our undeveloped reserves or failure to acquire additional property to perfect our title to coal rights;
•the risk of our debt agreements, our debt and changes in interest rates affecting our operating results and cash flows;

•information theft, data corruption, operational disruption and/or financial loss resulting from a terrorist attack or cyber incident;
•the potential failure to retain and attract qualified personnel of the Company;
•failure to maintain effective internal controls over financial reporting;
•uncertainty with respect to the Company’s common stock, potential stock price volatility and future dilution;
•uncertainty regarding the timing and value of any dividends we may declare;
•uncertainty as to whether we will repurchase shares of our common stock or outstanding debt securities;
•inability of stockholders to bring legal action against us in any forum other than the state courts of Delaware; and
•other unforeseen factors.
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

ITEM 1.    Business
General
We and our predecessors have been mining coal, primarily in the Appalachian Basin, since 1864. The Company was incorporated in Delaware on June 21, 2017 and became an independent, publicly-traded company on November 28, 2017 when our former parent separated its coal business and natural gas business into two independently traded public companies. As part of the separation, our former parent transferred to the Company substantially all of its coal-related assets, including its Pennsylvania Mining Complex, all of its interest in PA Mining Complex LP (which was then a publicly-traded partnership), the CONSOL Marine Terminal, the Itmann Mining Complex and all of its Greenfield Reserves and Resources located in the Northern Appalachian Basin (“NAPP”), the Central Appalachian Basin (“CAPP”) and the Illinois Basin (“ILB”). On December 30, 2020, we acquired by merger the portion of PA Mining Complex LP that was not originally transferred to us in the separation.
The address of our principal executive offices is 275 Technology Drive Suite 101, Canonsburg, Pennsylvania 15317. We maintain a website at http://www.consolenergy.com/. The information contained in or connected to the website will not be deemed to be incorporated in this document, and you should not rely on any such information in making an investment decision.
All dollar amounts discussed in this section are in millions of U.S. dollars, except for per share amounts, and unless otherwise indicated.
Our Company
We are a leading, low-cost producer of high-quality bituminous coal, focused on the extraction and preparation of coal in the Appalachian Basin due to our ability to efficiently produce and deliver large volumes of high-quality coal at competitive prices, the strategic location of our mines and the industry experience of our management team.
Our most significant tangible assets are the PAMC and CONSOL Marine Terminal. Coal from the PAMC is valued because of its high energy content (as measured in Btu per pound), relatively low levels of sulfur and other impurities, and strong thermoplastic properties that enable it to be used in metallurgical, industrial and power generation applications. We take advantage of these desirable quality characteristics and our extensive logistical network, which is directly served by both the Norfolk Southern Corporation (“Norfolk Southern”) and CSX Transportation Inc. (“CSX”) railroads, to aggressively market our product to a broad base of strategically selected, top-performing power plant customers in the eastern United States. We also capitalize on the operational synergies afforded by the CONSOL Marine Terminal to export our coal to industrial, power generation and metallurgical end-users globally.
We are continuing to expand our presence in the metallurgical coal market through our Itmann Mining Complex in West Virginia. The Itmann Preparation Plant was constructed in 2022, began processing coal in late September 2022 and shipped its first train in October 2022. The plant includes a train loadout located on the Guyandotte Class I rail line, which can be served by both Norfolk Southern and CSX.
Our operations, including the PAMC and the CONSOL Marine Terminal, have consistently generated strong cash flows, even throughout the COVID-19 pandemic. As of December 31, 2022, the PAMC controls 622.1 million tons of high-quality Pittsburgh seam reserves, enough to allow for more than 20 years of full-capacity production. In addition, we own or control approximately 1.4 billion tons of Greenfield Reserves and Resources located in NAPP, CAPP and ILB. Our vision is to maximize cash flow generation through the safe, compliant and efficient operation of this core asset base, while strategically reducing debt, returning capital through share buybacks and/or dividends, and, when prudent, allocating capital toward compelling growth and diversification opportunities.
Our core businesses consist of our:
•Pennsylvania Mining Complex: The PAMC, which includes the Bailey Mine, the Enlow Fork Mine, the Harvey Mine and the Central Preparation Plant, has extensive high-quality coal reserves. We mine our reserves from the Pittsburgh No. 8 Coal Seam, which is a large contiguous formation of high-Btu coal that is ideal for high productivity, low-cost longwall operations. The design of the PAMC is optimized to produce large quantities of coal on a cost-efficient basis. We can sustain high production volumes at comparatively low operating costs due to, among other things, our technologically advanced longwall mining systems, logistics infrastructure and safety. All of our mines at the PAMC utilize longwall mining, which is a highly automated underground mining technique that produces large volumes of coal at lower costs compared to other underground mining methods.
•CONSOL Marine Terminal: Through our subsidiary CONSOL Marine Terminals LLC, we provide coal export terminal services through the Port of Baltimore. The terminal can either store coal or load coal directly into vessels from rail cars. It is also the only major east coast United States coal terminal served by two railroads, Norfolk Southern and CSX.
•Itmann Mining Complex: Construction of the Itmann No. 5 Mine, located in Wyoming County, West Virginia, began in the second half of 2019; development mining began in April 2020, but the pace of the project was intentionally slowed to minimal capital spending due to the uncertainties surrounding the COVID-19 pandemic. The coal preparation plant was commissioned during the third quarter of 2022. The Company anticipates approximately 900 thousand tons per year of high-quality, low-vol coking coal production from the Itmann No. 5 Mine once it achieves its full run rate, with an anticipated mine life of 25+ years. The preparation plant also includes a rail loadout and the capability for processing up to an additional 750 thousand to 1 million saleable tons annually from third-parties and mining of our surrounding reserves. This additional processing revenue is expected to provide an avenue of growth for the Company.
A map showing the location of our significant properties is below:
The Company's mission is to improve lives and communities by safely and compliantly producing affordable, reliable energy and profitably growing through innovative technology and perseverance. Our core values of safety, compliance, and continuous improvement are the foundation of the Company’s identity and are the basis for how management defines continued success. We believe the Company’s rich resource base, coupled with these core values, will allow management to create value for the long-term. We believe that the use of coal as a fuel source for electricity and use in industrial applications, including but not limited to the steel-making process, will continue for many years. Furthermore, our Itmann Mining Complex is expected to benefit from the demand related to global infrastructure needs.
Our Strategy
The Company remains focused on increasing stockholder value by safely and compliantly operating our business, growing our metallurgical coal business, and, over time, diversifying into other business opportunities. The Company’s existing coal assets align with these objectives. Our current production from the Bailey, Enlow Fork and Harvey mines can be sold domestically or abroad into the power generation, industrial or metallurgical coal markets. These low-cost mines, with up to five operating longwalls, produce a high-Btu Pittsburgh-seam coal that is lower in sulfur than many Northern Appalachian coals. Our onsite logistics infrastructure at the Central Preparation Plant includes a dual-batch train loadout facility capable of loading up to 9,000 tons of coal per hour and 19.3 miles of track linked to separate Class I rail lines owned by Norfolk Southern and CSX, which significantly increases our efficiency in meeting our customers’ transportation needs. These mines and their logistics infrastructure, along with our 100%-owned CONSOL Marine Terminal, which is served by both Norfolk Southern and CSX, will allow us to continue to participate competitively in the world’s power generation, industrial and metallurgical coal markets. The ability to serve both domestic and international markets with premium thermal and crossover metallurgical coal provides tremendous optionality. We have also begun production from our Itmann No. 5 Mine, which produces high quality low-vol metallurgical coal primarily used in steel making applications, and are starting to explore and invest in some innovative and more sustainable uses for coal, including through joint ventures and other opportunities. Over the mid- to long-term, the Company is planning to diversify its revenue stream to increase relative contributions from its CONSOL Marine Terminal, metallurgical coal sales and other carbon products, resulting in a reduced exposure to thermal coal.
In order to continue to carry out our strategy, we will continue to adhere to and pursue the following strategic objectives:
Selectively grow our business to maximize stockholder value by capitalizing on synergies with our assets and expertise
We plan to judiciously direct the cash generated by our operations toward those opportunities that present the greatest potential for value creation to our stockholders, particularly those that take advantage of synergies with our asset base and/or the expertise of our management team. To that end, we plan to regularly and rigorously evaluate opportunities both for organic growth and for acquisitions, joint ventures and other business arrangements that complement our operations. The PAMC, the Itmann Mining Complex and our Greenfield Reserves and Resources present the potential for organic growth projects if long-term market conditions are favorable. For example, we are actively engaged in continuous improvement or research and development projects to improve the productivity of our Central Preparation Plant and our mining operations through the use of technology, automation, data visualization and analytics.
We regularly evaluate our Greenfield Reserves and Resources to identify organic growth opportunities that we believe can add value to our business. As such, we announced the commencement of our Itmann No. 5 Mine project in May 2019, began development mining in April 2020, and commissioned a coal preparation plant and began operations during the third quarter of 2022. The Itmann No. 5 Mine adds a new metallurgical coal product stream to our mix of products. Our Greenfield Reserves and Resources associated with certain NAPP and CAPP properties provide additional potential organic growth opportunities in the metallurgical coal space, and our Greenfield Resources associated with the Mason Dixon and River Mine projects present potential organic growth opportunities in NAPP. Our management team has extensive experience in developing, operating and marketing a wide variety of coal assets and, we believe, is well qualified to evaluate organic and external growth opportunities. We plan to carefully weigh any capital investment decisions against alternate uses of the cash to help ensure we are delivering the most value to our stockholders.
We are also pursuing a variety of alternative and innovative uses of coal to diversify our business. For example, in 2022, we acquired the remaining equity stake in CFOAM Corp. (“CFOAM”), which manufactures high-performance carbon foam products from coal that can be used in the industrial, aerospace, military and commercial product markets. The CFOAM acquisition represents our first investment in the coal-to-products space. We are also partnering with Ohio University and certain other industry partners on several U.S. Department of Energy-funded projects to develop coal-derived materials that can potentially be used in applications such as engineered composite decking, energy storage and 3D printing. Another initiative, our 21st Century Power Plant project, is also receiving funding from the Department of Energy to evaluate a next-generation power plant that would be fueled by waste coal and biomass and equipped with carbon dioxide (CO2) capture and storage to achieve net neutral or negative CO2 emissions. In addition, our Department of Energy-sponsored REMEDY project seeks to develop an ultra-efficient, safe and cost-effective technology for mitigation of mine ventilation air methane and if successful, could have applicability in other markets.
From time to time, we also evaluate investments in industries and sectors that are not related to coal but may provide long-term business opportunities that develop due to the potential energy transition efforts of various local, federal and international governments.
Preserve our share of coal sales to top-performing rail-served power plants in our core market areas, while opportunistically growing our presence in the industrial and metallurgical markets
We plan to minimize our market risk and maximize realizations by continuing to focus on selling coal to strategically selected, top-performing, rail-served power plants located in our core market areas in the eastern United States. We believe we can continue to grow our volumes by displacing less competitive and reliable supply from NAPP, CAPP and other basins. We also continue to work on optimizing our portfolio of top customer plants and identifying and penetrating new plants that we believe are aligned with our strategic objectives and would be a good fit for our coal.

Historically, the majority of our production was directed toward our established base of domestic power plant customers, many of which were secured through spot, annual or multi-year contracts. We have continued to diversify our portfolio by placing a growing portion of our production in the export markets, where we sell to power generation, industrial, and crossover metallurgical end-users. These markets provide us with pricing upside when markets are strong and with volume stability when markets are weak. In 2022, we placed 10.7 million tons of coal, or 44% of our total tons sold, into the export market. Also in 2022, 35% of our revenues derived from contracts with customers related to non-power generation applications. Comparatively, in 2017, we placed 8.3 million tons of coal, or 32% of our total tons sold, into the export market, and 18% of our revenues derived from contracts with customers related to non-power generation applications.

As of February 7, 2023, we have 23.9 million tons contracted for 2023 and have 12.5 million tons contracted for 2024. We believe our committed and contracted position is well-balanced and provides diversification benefits.

Drive operational excellence through safety, compliance, and continuous improvement
We intend to continue focusing on our core values of safety, compliance and continuous improvement. We operate some of the most productive, lowest-cost underground mines in the coal industry, while simultaneously setting some of the industry’s highest standards for safety and compliance. Over the past five years, our PAMC Mine Safety and Health Administration (“MSHA”) total reportable incident rate was approximately 53% lower than the national average underground bituminous coal mine incident rate. Furthermore, our PAMC MSHA significant and substantial (“S&S”) citation rate per 100 inspection hours was approximately 73% lower than the industry’s average MSHA S&S citation rate over the twelve-month period ended December 31, 2022. We believe that our focus on safety and compliance promotes greater reliability in our operations, which fosters long-term customer relationships and lower operating costs that support higher margins. Consistent with our core value of continuous improvement, we have improved our productivity at the PAMC from 6.27 tons per employee hour to 7.62 tons per employee hour since 2015. We intend to continue to grow the economic competitiveness of our operations by proactively identifying, pursuing and implementing efficiency improvements and new technologies that can drive down unit costs without compromising safety or compliance.
Maintain Ability to Access Capital Markets
We have generated significant cash from operations since becoming a publicly-traded company, which has allowed us to opportunistically refinance and pay down our debt. The reduced indebtedness on our balance sheet and improved liquidity allows us to pursue attractive organic growth opportunities and acquisitions. We constantly seek to improve our capital market capacity to provide additional funds, if needed, to grow our business. We believe that CONSOL Energy can access capital markets to raise debt and equity financing from time to time depending on the market conditions. In this connection, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) in February 2022 that allows us to issue an indeterminate amount of securities, including common stock, preferred stock, debt securities and warrants. This shelf registration statement is intended to provide us with increased financial flexibility and more efficient access to the capital markets.
Furthermore, we successfully accessed the municipal bond market in 2021 and borrowed the proceeds received from the sale of tax-exempt bonds issued by the Pennsylvania Economic Development Financing Authority in an aggregate principal amount of $75 million. During 2022, we amended and extended our revolving credit facility and accounts receivable securitization facility. With respect to the revolving credit facility, the amendment extended the facility by securing borrowing commitments of $260 million, which includes more than $100 million of commitments from new lenders to the facility and nearly $40 million of increased commitments from certain extending lenders.
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
Extensive, High-Quality Reserve Base
The PAMC has extensive high-quality reserves of bituminous coal. We mine our reserves from the Pittsburgh No. 8 Coal Seam, which is a large contiguous formation of high-Btu coal that is ideal for high-productivity, low-cost longwall operations. As of December 31, 2022, the PAMC included 622.1 million tons of recoverable coal reserves that are sufficient to support more than 20 years of full-capacity production. The advantageous qualities of our coal enable us to compete for demand from a broader range of coal-fired power plants compared to mining operations in basins that typically produce coal with a comparatively lower heat content (ILB and the Powder River Basin (“PRB”)), higher sulfur content (ILB and most areas in NAPP) and higher chlorine content (certain areas of ILB). Our remaining reserves have an average as-received gross heat content of 12,972 Btu/lb, while production from the PRB, ILB, CAPP and the rest of NAPP averages approximately 8,700 Btu/lb, 11,200 Btu/lb, 12,100 Btu/lb and 12,300 Btu/lb, respectively (based on the average quality reported by the United States Energy Information Administration (the “EIA”) for U.S. power plant deliveries for the three years ended June 30, 2022). Moreover, our remaining reserves have an average sulfur content of 2.33%, while production from the ILB averages 2.93% sulfur and production from the rest of NAPP averages 3.34% sulfur (again, based on EIA power plant delivery data for the three years ended June 30, 2022). With our high Btu content and low-cost structure, our 2022 total cost per ton sold averaged $1.63 per mmBtu, which is lower than any monthly average Louisiana Henry Hub natural gas spot price during the past 25 years, and provides a strong foundation for competing against natural gas even after accounting for differences in delivered costs and power plant efficiencies. In addition to the substantial reserve base associated with the PAMC, our Itmann Mining Complex includes 28.7 million tons of recoverable coal reserves that are sufficient to support more than 25 years of full-capacity production, and our 1.4 billion tons of Greenfield Reserves and Resources in NAPP, CAPP and ILB feature both thermal and metallurgical reserves and resources and provide additional optionality for organic growth or monetization as market conditions allow.
World-Class, Well-Capitalized, Low-Cost Longwall Mining Complex
Based on production per employee, the PAMC is a productive and efficient coal mining complex in NAPP, averaging 7.88 tons of coal production per employee hour for the past two years. We believe our substantial capital investment in the PAMC will enable us to maintain high production volumes, low operating costs and a strong safety and environmental compliance record, which we believe are key to supporting stable financial performance and cash flows throughout business and commodity price cycles.
Strategically Located Mining Operations with Advanced Distribution Capabilities and Excellent Access to Key Logistics Infrastructure
Our logistics infrastructure and proximity to coal-fired power plants in the eastern United States provides us with operational and marketing flexibility, reduces the cost to deliver coal to our core markets and allows us to realize higher free-on-board (“FOB”) mine prices. We believe that we have a significant transportation cost advantage compared to many of our competitors, particularly producers in the ILB and PRB, for deliveries to customers in our core markets and to East Coast ports for international shipping. For example, based on publicly available data and internal estimates, we believe that the transportation cost advantage from our mines compared to ILB mines (not accounting for Btu differences) is approximately $5 to $8 per ton for coal delivered to foreign consumers in Europe and India, up to $3 per ton for coal delivered to domestic customers in the Carolinas, and an even more pronounced cost advantage for coal delivered to domestic customers in the mid-Atlantic states. Our ability to accommodate multiple unit trains from both Norfolk Southern and CSX at the Central Preparation Plant, which includes a dual-batch loadout facility capable of loading up to 9,000 tons of clean coal per hour and 19.3 miles of track with three sidings, allows for the seamless transition of locomotives from empty inbound trains to fully loaded outbound trains at our facility. Furthermore, the PAMC has exceptional access to export infrastructure in the United States. Through our 100%-owned CONSOL Marine Terminal, served by both the Norfolk Southern and CSX railroads, the PAMC and the Itmann Mining Complex have a competitive advantage in the world’s seaborne coal markets.
Strong, Well-Established Customer Base Supporting Contractual Volumes
We have a well-established and diverse customer base, comprised primarily of domestic electric-power-producing companies located in the eastern United States. We have had success entering into multi-year coal sales agreements with our customers due to our longstanding relationships, reliability of production and delivery, competitive pricing and high coal quality. Approximately 90% of our sales in 2022 were to customer companies that were in our 2021 portfolio, and ten of our top domestic power plant customers in 2022 (which are included in the twelve plants to which we shipped approximately 500,000 tons or more of PAMC coal in 2022) have been in our portfolio for at least five consecutive years. In addition, to mitigate our exposure to coal-fired power plant retirements, we have strategically developed our customer base to include power plants that are economically positioned to continue operating for the foreseeable future and that are equipped with state-of-the-art environmental controls.

In addition to our robust domestic customer base, we also have favorable access to seaborne coal markets through our commercial relationships with leading coal trading, brokering and international coal customers. We have grown our exports of coal to the seaborne markets from 8.3 million tons (or approximately 32% of our annual sales volume) in 2017 to 10.7 million tons (or approximately 44% of our annual sales volume) in 2022, including sales from both the PAMC and the Itmann Mining Complex.

Highly Experienced Management Team and Operating Team
Our management and operating teams have (i) significant expertise owning, developing and managing complex thermal and metallurgical coal mining operations, (ii) valuable relationships with customers, railroads and other participants across the coal industry, (iii) technical wherewithal and demonstrated success in developing new applications and customers for our coal products in industrial, metallurgical and power generation markets, and (iv) a proven track record of successfully financing, building, enhancing and managing coal assets in a reliable and cost-effective manner throughout all parts of the commodity cycle. We intend to leverage these qualities to continue to successfully develop our coal mining assets while efficiently and flexibly managing our operations to maximize operating cash flow.
CONSOL Energy’s Capital Expenditure Budget
In 2023, CONSOL Energy expects to invest $160 - $185 million in capital expenditures. The Company continually evaluates potential acquisitions and dispositions of reserves and other assets that could increase or reduce capital expenditures.
Mining Properties
Information concerning our mining properties in this Annual Report on Form 10-K has been prepared in accordance with the requirements of subpart 1300 of Regulation S-K. Subpart 1300 of Regulation S-K requires us to disclose our mineral resources and our mineral reserves as of the end of our most recently completed fiscal year both in the aggregate and for each of our individually material mining properties.
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
The Company's estimates of recoverable coal reserves and coal resources are estimated internally by professionals whom we believe to be competent, including engineers and geologists. These estimates are based on geologic data, coal ownership information and current and/or proposed operating plans. CONSOL’s recoverable coal reserves are proven and probable reserves that could be economically and legally extracted or produced at the time of the reserve determination, considering all material modifying factors. These estimates are periodically updated to reflect past coal production, updated mine plans, new exploration information, and other geologic or mining data. Acquisitions or dispositions of coal properties will also change these estimates. Changes in mining methods or preparation plant processes may increase or decrease the recovery basis for the estimates. The ability to update or modify the estimates of the Company's recoverable coal reserves is restricted to geologists and mining engineers whom we believe to be competent and material modifications are documented. The Company's estimates of recoverable coal reserves and coal resources, and supporting information, have been assessed by the John T. Boyd Company, a qualified person firm, which conforms to our requirements under subpart 1300 of Regulation S-K for qualified persons.
The information that follows relating to our individually material properties – PAMC, Itmann Mining Complex, Mason Dixon Mine, and River Mine – is derived, for the most part, from, and in some instances is an extract from, the technical report summaries (“TRSs”) relating to such properties prepared in compliance with Item 601(b)(96) and subpart 1300 of Regulation S-K by the John T. Boyd Company. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the TRSs, incorporated herein by reference, made a part of our 2021 Annual Report on Form 10-K, and, in part, updated as a part of this Annual Report on Form 10-K.
The Company assigns coal reserves to mining complexes, and the amount of coal we assign to each mine is generally sufficient to support mining through the extent of our current mining permits. These permits were issued on various dates and each are required to be renewed under federal law every five years. All assigned reserves have their required permits or governmental approvals, or there is a high probability that these approvals will be secured. In addition, our mines and mining complexes may have access to additional reserves that have not yet been assigned.
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
The following tables provide a summary of all the Company's coal reserves and resources as determined by the John T. Boyd Company as of the end of the fiscal year ended December 31, 2022:
SUMMARY COAL RESERVES AT END OF THE
FISCAL YEAR ENDED DECEMBER 31, 2022

	Coal Reserves (tons in millions)
	Proven	Probable	Total
PAMC:
Bailey	71.9	80.6	152.5
Enlow Fork	223.4	38.1	261.5
Harvey	104.3	103.8	208.1
Total PAMC	399.6	222.5	622.1
Itmann Mining Complex	16.4	12.3	28.7
Other NAPP	3.6	19.7	23.3
Other CAPP	51.9	16.1	68.0
Total	471.5	270.6	742.1
SUMMARY COAL RESOURCES AT END OF THE
FISCAL YEAR ENDED DECEMBER 31, 2022

	Coal Resources (ton in millions)
	Measured	Indicated	Measured + Indicated	Inferred	Total

Mason Dixon Mine	106.6	158.4	265.0	8.9	273.9
River Mine	46.2	498.3	544.5	66.1	610.6
Other CAPP	52.9	67.7	120.6	1.2	121.8
Other ILB	113.5	201.5	315.0	0.9	315.9
Total	319.2	925.9	1,245.1	77.1	1,322.2
The following table classifies the Company's coal by type (thermal versus metallurgical). The table also classifies metallurgical coal as high, medium and low volatile, which is based on volatile matter content.

CONSOL Energy Recoverable Coal Reserves and Coal Resources
by Product (in Millions of Tons) as of December 31, 2022

Metallurgical	<1.0% Sulfur	>1.0% <1.5% Sulfur	>1.5% Sulfur	Total	Percent By Product
By Rank:
High Vol Bituminous	68.0	61.1	23.3	152.4	7.4%
Med Vol Bituminous	5.8	—	—	5.8	0.3%
Low Vol Bituminous	59.6	23.9	—	83.5	4.1%
Total Metallurgical	133.4	85.0	23.3	241.7	11.8%
Thermal	< 1.20 lbs. S02/MMBtu	> 1.20 < 2.50 lbs. S02/MMBtu	> 2.50 lbs. S02/MMBtu	Total	Percent By Product
By Region:
NAPP	—	—	1,506.7	1,506.7	72.9%
ILB	—	81.7	234.2	315.9	15.3%
Total Thermal	—	81.7	1,740.9	1,822.6	88.2%
Total	133.4	166.7	1,764.2	2,064.3	100.0%
Percent of Total	6.5%	8.1%	85.4%	100.0%
Internal Controls Disclosure
The modeling and analysis of the Company's reserves and resources has been developed by Company engineering and geology personnel and reviewed by several levels of internal management. This section summarizes the internal control considerations for the Company’s development of estimations, including assumptions, used in reserve and resource analysis and modeling.
Records from exploration drilling completed on the mining properties comprise the primary data used in the evaluation of the coal resources for each property. The Company maintains written field and exploration guidelines that cover standard procedures, including site safety, mapping, and how to select proper drilling equipment, record accurate and detailed geological logs, perform coal sampling, supervise geophysical logging, and plug drill holes once work was complete.
The Company maintains all control of coal core samples, up to the point that samples are handed over to the lab performing testing. Once logging and sampling is complete, the sampled coal core intervals are transported to the Company’s headquarters by exploration personnel, at which time they are handed over to quality personnel. The quality personnel arrange pick up by the selected independent lab that will perform the required analyses. All analytical work is conducted to International Organization for Standardization or ASTM International standards.
Management also assesses risks inherent in coal reserve and resource estimates, such as the accuracy of geophysical data that are used to support mine planning, identify hazards and inform operations of the presence of mineable deposits. Also, management is aware of risks associated with potential gaps in assessing the completeness of mineral extraction licenses, entitlements or rights, or changes in laws or regulations that could directly impact the ability to assess coal reserves and resources or could impact production levels. The over- or underestimation of reserves can have certain impacts on financial performance, such as changes in amortizations that are based on life-of-mine estimates.
Pennsylvania Mining Complex
Pennsylvania Mining Complex. The Pennsylvania Mining Complex is located approximately 26 miles southwest of Pittsburgh, near the city of Washington and the borough of Waynesburg, all in Pennsylvania, and consists of three deep longwall mining operations - the Bailey Mine, the Enlow Fork Mine and the Harvey Mine - as well as a centralized preparation plant located at approximately 39°58’23.7” N latitude and 80°24’43.6” W longitude. The Company controls approximately 178,394 acres of mineral and/or surface rights as a complex collection of owned and/or leased tracts that range from less than an acre to several hundred acres in size covered by various coal deeds and coal lease agreements. Lease terms generally extend until all the coal is removed from the subject tract. Where applicable, royalty rates typically range from 3% to 8% of the gross sales price of the coal. The Company maintains the right to mine and remove almost all of the Pittsburgh Seam within the PAMC boundaries. As part of the PAMC, CONSOL controls surface rights to approximately 16,593 acres through fee simple ownership. This includes ownership of the property upon which the surface facilities for mine access, processing, storing, and shipping are located, as well as 3,509 permitted acres for coarse and fine refuse disposal facilities. Despite a lengthy ownership history dating back to the 1920s with the acquisition of certain coal leases by the Company’s predecessor, commercial operations at the PAMC did not begin until 1984. The total book value of the PAMC and its associated plant and equipment as of December 31, 2022 is approximately $1.4 billion.
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
Numerous permits are required by federal and state law for underground mining, coal preparation and related facilities, and other incidental activities. Permits generally require that the Company post a performance bond in an amount established by the regulatory program to: (1) provide assurance that any disturbance or liability created during mining operation is properly mitigated, and (2) assure that all regulation requirements of the permit are fully satisfied. As of December 31, 2022, the Company held more than $370 million in surety bonds to cover its obligations relating to mining and reclamation, mine subsidence, stream restoration, water loss, and dam safety with respect to the PAMC.
Bailey Mine. As of December 31, 2022, the Bailey Mine’s assigned and accessible reserve base contained an aggregate of 152.5 million tons of clean recoverable coal with an average as-received gross heat content of approximately 12,934 Btu per pound and an approximate average pounds of sulfur dioxide per mmBtu of 3.93. The Bailey Mine is the first mine developed at the Pennsylvania Mining Complex. Construction of the slope and initial air shaft began in 1982. The slope development reached the coal seam at a depth of approximately 600 feet and, following development of the slope bottom, commercial coal production began in 1984. Longwall mining production commenced in 1985, and the second longwall was placed into operation in 1987. In 2010, a new slope and overland belt system was commissioned, which allowed a large percentage of the Bailey Mine to be sealed off. For the years ended December 31, 2022, 2021 and 2020, the Bailey Mine produced 11.6, 11.8 and 8.7 million tons of coal, respectively.
Enlow Fork Mine. As of December 31, 2022, the Enlow Fork Mine’s assigned and accessible reserve base contained an aggregate of 261.5 million tons of clean recoverable coal with an average as-received gross heat content of approximately 13,021 Btu per pound and an approximate average pounds of sulfur dioxide per mmBtu of 3.03. The Enlow Fork Mine is located directly north of the Bailey Mine. Initial underground development was started from the Bailey Mine while the Enlow Fork slope was being constructed. Once the slope bottom was developed and the slope belt became operational, seals were constructed to separate the two mines. Following development of the slope bottom, commercial coal production began in 1989. Longwall mining production commenced in 1991, and the second longwall came online in 1992. In 2014, a new slope and overland belt system was commissioned and a substantial portion of the Enlow Fork Mine was sealed. On April 14, 2020, the Company announced the temporary idling of the Enlow Fork Mine due to the weakness in coal demand and economic slowdown related to the COVID-19 pandemic, and only one of its longwalls was restarted during the third quarter of 2020. During the fourth quarter of 2022, the Enlow Fork's second longwall was restarted. For the years ended December 31, 2022, 2021 and 2020, the Enlow Fork Mine produced 6.3, 6.8 and 5.7 million tons of coal, respectively.
Harvey Mine. As of December 31, 2022, the Harvey Mine’s assigned and accessible reserve base contained an aggregate of 208.1 million tons of clean recoverable coal with an average as-received gross heat content of approximately 12,940 Btu per pound and an approximate average pounds of sulfur dioxide per mmBtu of 4.05. The Harvey Mine is located directly east of the Bailey and Enlow Fork Mines. Similar to the Enlow Fork Mine, the Harvey Mine was developed off of the Bailey Mine’s slope bottom. In order to separate the Harvey Mine from the existing Bailey Mine, seals were built around the original Bailey slope bottom to separate the two mines, and the original slope was dedicated solely to the Harvey Mine. This transfer of infrastructure eliminated the need to make significant capital expenditures to develop, among other things, a new slope, airshaft and portal facility at the Harvey Mine. Development of the Harvey Mine began in 2009, and construction of the supporting surface facilities commenced in 2011. Longwall mining production commenced in

March 2014. For the years ended December 31, 2022, 2021 and 2020, the Harvey Mine produced 6.1, 5.3 and 4.4 million tons of coal, respectively.
The following table sets forth additional information regarding the recoverable coal reserves at the Pennsylvania Mining Complex.
CONSOL ENERGY PENNSYLVANIA MINING COMPLEX
Recoverable Coal Reserves as of December 31, 2022 and 2021

	Reserve Class	As Received Heat Value (Btu/lb)	Owned	Leased	Recoverable Coal Reserves (As-Received)
Mine/Reserve		Range	(%)	(%)	Proven	Probable	12/31/2022	12/31/2021

PA Mining Operations
Bailey	Permitted	12,600 – 13,180	64%	36%	59.1	20.5	79.6	50.9
	Unpermitted	12,800 – 13,130	78%	22%	12.8	60.1	72.9	33.9
Enlow Fork	Permitted	12,670 – 13,340	100%	—%	75.3	5.0	80.3	60.5
	Unpermitted	12,650 – 13,250	98%	2%	148.1	33.1	181.2	254.3
Harvey	Permitted	12,910 – 13,230	100%	—%	21.9	2.7	24.6	21.5
	Unpermitted	12,720 – 13,110	93%	7%	82.4	101.1	183.5	191.0
Total Recoverable Coal Reserves					399.6	222.5	622.1	612.1
Itmann Mining Complex
Itmann No. 5 Mine. The Itmann No. 5 Mine is located in Wyoming County, West Virginia, approximately 2.5 miles northwest of the town of Itmann at approximately 37°35’23.65” N latitude and 81°27’14.43” W longitude. The Company controls approximately 20,224 contiguous acres of mining rights (comprising 270 tracts), by ownership or lease, to the Pocahontas 3 seam (P3) and the Pocahontas 4 seam (P4). The majority (95%) of the acreage is held under coal leases with lengthy terms that are subject to industry standard royalties. The total book value of the Itmann Mining Complex and its associated plant and equipment as of December 31, 2022 is approximately $102.0 million.
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
The mine accesses the P3 and P4 seams using a box cut drift entrance near an outcrop along Still Run Hollow. The P3 and P4 seams have been and continue to be mined extensively within the Appalachian coalfields of southern West Virginia and western Virginia, including the areas immediately surrounding the Itmann No. 5 reserves. As of December 31, 2022, the Itmann No. 5 Mine's assigned and accessible reserve base contained an aggregate of 28.3 million tons of clean recoverable coal, enough to allow for more than 25 years of full-capacity production. These reserves contain an approximate average quality on a dry basis of 0.98% sulfur, 7.2% ash, and 19.3% volatile matter. Development mining at the Itmann No. 5 Mine began in 2020. Coal from the Itmann No. 5 Mine is currently extracted by underground methods using 4-6 continuous miner units to achieve expected capacity of approximately 900 thousand clean tons per year. For the years ended December 31, 2022, 2021 and 2020, the Itmann No. 5 Mine produced 164 thousand, 101 thousand and 25 thousand tons of coal, respectively. Through July 2022, production from the Itmann No. 5 Mine was toll washed at a third-party preparation plant. The Itmann Mining Complex started up its own preparation plant and rail loadout during the third quarter of 2022, and the remainder of 2022 production was washed at this new facility and shipped via rail from the newly built loadout.
General access to the Itmann No. 5 Mine is via a well-developed network of primary and secondary roads serviced by state and local governments. These roads offer direct access to the mine and processing facilities and are typically open year-round. Primary vehicular access to the property is via State Route 10/16, which follows the north bank of the Guyandotte River. The Guyandotte Class I rail line runs along the south bank of the Guyandotte River. Sources of electrical power, water, supplies and materials are readily available. Electrical power is provided to the mines and facilities by a regional utility company. Water is recycled from the abandoned underground Itmann No. 1 and No. 2 Mines or supplied by water wells.
The Itmann Preparation Plant was constructed in 2022 and began processing coal in late September 2022. Coal is shipped from the Itmann No. 5 Mine via tandem trucks to the 600 raw TPH processing facility, which is located approximately 2.5 miles west of the mine along WV State Route 10/16. The plant includes clean coal material handling systems capable of handling up to 3,500 TPH of product along with a 3,500 TPH unit train loadout located on the Guyandotte Class I rail line, which can be served by both Norfolk Southern and CSX. Third-party coal is also trucked into the facility for processing, blending and shipment via rail or truck. CONSOL also controls an additional 0.4 million tons of Sewell Seam reserves in McDowell County, WV (Tug Fork), which have the potential to be economically mined and then transported to, processed and shipped via the Itmann preparation plant facility.
As of December 31, 2022, the Company held less than $1 million in surety bonds to cover its current obligations relating to mining and reclamation, mine subsidence, stream restoration, and water loss with respect to the Itmann No. 5 Mine, preparation plant facility and refuse area.
The following table sets forth additional information regarding the recoverable coal reserves at the Itmann Mining Complex.
CONSOL ENERGY ITMANN MINING COMPLEX
Recoverable Coal Reserves as of December 31, 2022 and 2021

		Moisture Free Quality (%)			Recoverable Coal Reserves (As-Received)
					Owned (%)	Leased%)	Tons in Millions
Mine/Reserve	Reserve Class	Sulfur	Ash	Vol			Proven	Probable	2022 Total	2021 Total

Itmann Mining Complex
Itmann No. 5	Permitted	0.97	8.4	18.5	—%	100%	3.7	0.9	4.6	5.4
Itmann No. 5	Unpermitted	0.98	7.0	19.4	9%	91%	12.2	11.5	23.7	15.1
Tug Fork[1]	Permitted	0.84	5.3	20.2	—%	100%	0.4	—	0.4	—
Total Recoverable Coal Reserves							16.3	12.4	28.7	20.5
1 Tug Fork is located approximately 35 miles southwest of the Itmann preparation plant and raw tons are accessible to the Itmann preparation plant via truck haul.
Non-Operating Reserves and Resources
Mason Dixon and River Mine
The Company’s Mason Dixon and River Mine properties are greenfield sites located in Greene County, Pennsylvania and Marshall, Monongalia, and Wetzel counties, West Virginia. Geographically, the center of the Mason Dixon and River Mine properties is located at approximately 39°40’02.77” N latitude and 80°34’20.61” W longitude. The properties comprise over 220 square miles within the NAPP coal-producing region of the eastern United States; as such, they are among the largest undeveloped Pittsburgh Seam properties. On December 31, 2022, the Company's estimated potentially underground minable thermal coal resources for Mason Dixon and River Mine were 273.9 million tons and 610.6 million tons, respectively. The total book value of the Mason Dixon and River Mine properties as of December 31, 2022 is approximately $57.4 million.
The Mason Dixon and River Mine Properties comprise over 141,000 acres of coal mineral and/or surface rights. The Company controls approximately 90% (on an active basis) of the mineral rights to the Pittsburgh Seam within the Mason Dixon and River Mine properties. The Company also owns approximately 5,151 surface acres within the property area. These surface rights were acquired for siting various mining, processing, and related facilities. The region is supported by a well-developed network of primary and secondary roads serviced by state and local governments. Roadways that traverse the property’s surface include State Routes 7, 18, 69, 89, and 250. This road network would offer direct access to the property site and is generally open year-round. Sources of electrical power, water, supplies and materials are readily available. Electrical power would be provided to the mines and facilities by regional utility companies while water would be supplied by public water services, surface impoundments, or water wells.
The Company holds and maintains four mining permits with the state of West Virginia covering a deep mine, preparation plant, refuse disposal area, and fresh water impoundment for the Mason Dixon property. Four associated National Pollutant Discharge Elimination System permits are also held and maintained for these sites.
Other Properties
The Company also holds other greenfield recoverable coal reserves and coal resources located in NAPP, CAPP and ILB, which are not deemed individually material and had an estimated 528.9 million tons of recoverable coal reserves and coal resources. The Company’s estimate includes recoverable high-vol, mid-vol or low-vol metallurgical coal reserves and resources of 91.3 million tons and 121.8 million tons, respectively. Additionally, worldwide demand for metallurgical coal allows some of our recoverable coal reserves and resources, currently classified as thermal coal but that possess certain qualities, to be sold as metallurgical coal. The extent to which we can sell thermal coal as crossover metallurgical coal depends upon a number of factors, including the quality characteristics of the reserve, the specific quality requirements and constraints of the end-use customer and market conditions (which affect whether customers are compelled to substitute lower-quality crossover coal for higher-quality metallurgical coal in their blends to realize economic benefits).
The following tables set forth our non-operating recoverable coal reserves and coal resources by region.
CONSOL Energy Non-Operating Recoverable Coal Reserves and Coal Resources
as of December 31, 2022 and 2021

	As Received Heat Value (Btu/lb)	Owned (%)	Leased (%)	Recoverable Coal Reserves (As-Received)
Property				Proven	Probable	12/31/2022	12/31/2021
NAPP	11,400 – 13,400	100%	—%	3.6	19.7	23.3	23.3
CAPP	12,400 – 14,100	98%	2%	51.9	16.1	68.0	68.0
Total Non-Operating Reserves				55.5	35.8	91.3	91.3

	As Received Heat Value (Btu/lb)	Owned (%)	Leased (%)	Recoverable Coal Resources (As-Received)
Property				Measured	Indicated	Inferred	12/31/2022	12/31/2021
Mason Dixon Mine	12,245 – 13,061	96%	4%	106.6	158.4	8.9	273.9	273.9
River Mine	12,794 – 13,100	100%	—%	46.2	498.3	66.1	610.6	610.6
CAPP	12,400 – 14,100	67%	33%	52.9	67.7	1.2	121.8	121.8
ILB	11,600 – 12,000	75%	25%	113.5	201.5	0.9	315.9	320.8
Total Non-Operating Resources				319.2	925.9	77.1	1,322.2	1,327.1
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
The following table sets forth the total royalty tonnage and the amount of income (net of related expenses) we received from royalty payments for the years ended December 31, 2022, 2021 and 2020.

	Total Royalty Tonnage	Total Royalty Income *
Year	(in thousands)	(in thousands)
2022	1,030	$9,877
2021	1,675	$8,186
2020	4,076	$10,834
* Excludes advanced mining royalty payments received of $381, $475 and $1,198 during the years ended December 31, 2022, 2021 and 2020, respectively.
Royalty tonnage leased to third parties is not included in the amounts of produced tons that we report, nor is it included in our reported recoverable reserves and resources.
Production
In the year ended December 31, 2022, 99.3% of the Company's production came from underground mines equipped with longwall mining systems. The Company employs longwall mining techniques in its underground mines where the geology is favorable and reserves are sufficient, namely, in the three mines located at the PAMC. Underground longwall mining uses continuous mining units to develop the mains and gate roads for longwall panels. The longwall systems are highly mechanized, capital-intensive operations to efficiently extract coal within the longwall panels. Mines using longwall systems have a low variable cost structure compared with other types of mines and can achieve high productivity levels compared with those of other underground mining methods. Because the Company has substantial reserves readily suitable to these operations, the Company believes that these longwall mines can increase production volumes at a low incremental cost.
The following table shows the production, in millions of tons, for the Company's mines for the years ended December 31, 2022, 2021 and 2020, the location of each mine, the type of mine, the type of equipment used at each mine, method of transportation and the year each mine was established or acquired by us.

	Loadout Facility Location	Mine Type	Mining Equipment	Transportation	Tons Produced (in millions)			Year Established or Acquired
Mine					2022	2021	2020
PA Mining Operations
Bailey	Enon, PA	U	LW/CM	R R/B	11.6	11.8	8.7	1984
Enlow Fork	Enon, PA	U	LW/CM	R R/B	6.3	6.8	5.7	1989
Harvey	Enon, PA	U	LW/CM	R R/B	6.1	5.3	4.4	2014
Total					23.9	23.9	18.8

Itmann Mining Complex
Itmann No. 5 Mine(1)	Itmann, WV	U	CM	T/R	0.2	0.1	—	2020

Total Company					24.1	24.0	18.8
Table may not sum due to rounding.

U	—	Underground
LW	—	Longwall
CM	—	Continuous Miner
R	—	Rail
R/B	—	Rail to Barge or Vessel
T/R	—	Truck to Rail
(1)The Itmann No. 5 Mine produced 25 thousand tons of coal during the year ended December 31, 2020.

Coal Marketing and Sales
The following table sets forth tons sold and average realized coal revenue per ton sold for the periods indicated:

	Years Ended December 31,
	2022	2021	2020
PA Mining Operations Tons Sold (in millions)	24.1	23.7	18.7
Average Realized Coal Revenue per Ton Sold – PA Mining Operations	$69.89	$45.75	$41.31
Itmann Mining Complex Tons Sold (in millions) *	0.2	0.1	—
Average Realized Coal Revenue per Ton Sold – Itmann Mining Complex	$219.44	$70.40	$51.47
*The Itmann No. 5 Mine sold 25 thousand tons of coal during the year ended December 31, 2020.
We sell coal produced by our mines and additional coal that is purchased by us from other producers. Approximately 45% of our 2022 coal revenue was from U.S. electric generators, 53% of our 2022 coal revenue was from export markets and 2% of our 2022 coal revenue was from other domestic customers. Approximately 50% of our 2021 coal revenue was from U.S. electric generators, 46% of our 2021 coal revenue was from export markets and 4% of our 2021 coal revenue was from other domestic customers. Approximately 60% of our 2020 coal revenue was from U.S. electric generators, 38% of our 2020 coal revenue was from export markets and 2% of our 2020 coal revenue was from other domestic customers.

We had sales to less than 40 customers from our coal operations during the past two years. During 2022, two customers each comprised over 10% of our total sales, aggregating approximately 30% of our total sales. During 2021, three customers each comprised over 10% of our total sales, aggregating approximately 40% of our total sales.

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

We expect total consolidated Pennsylvania Mining Complex annual sales to be approximately 25-27 million tons for 2023. Domestic coal revenue tends to be derived from contracts that typically have a term of one year or longer and the pricing is typically fixed. Historically, export coal revenue tended to be derived from spot or shorter-term contracts with pricing determined closer to the time of shipment or based on a market index; however, the Company has recently begun to secure several long-term export contracts with varying pricing arrangements. Some of the Company's domestic and export contracts span multiple years and have annual pricing modifications, based upon market-driven or inflationary adjustments, where no additional value is exchanged.

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

Of our 2022 sales tons, approximately 56% were sold to domestic customers and 44% were sold to export markets. Of our 2022 sales tons, 7% were sold in the metallurgical market, 21% were sold in the industrial market and 72% were sold in the electric power generation market.

During the past two years, on total coal revenue of $1.1 billion in 2021 and $2.0 billion in 2022, our average realized coal revenue per ton sold, a non-GAAP financial measure, for coal produced from the PAMC was $45.75/ton in 2021 and $69.89/ton in 2022. Please see the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations - How We Evaluate Our Operations” for a reconciliation of average realized coal revenue per ton sold to total coal revenue, the most directly comparable measure calculated in accordance with GAAP. Pricing for our product depends strongly on conditions in the domestic and international thermal and metallurgical coal markets.

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

Terminal Services
In 2022, approximately 13.7 million tons of coal were shipped through the CONSOL Marine Terminal owned by our subsidiary, CONSOL Marine Terminals LLC. Approximately 77% of the tonnage shipped was produced by the Pennsylvania Mining Complex. The terminal can either store coal or load coal directly into vessels from rail cars. It is also the only major coal terminal located on the east coast of the United States served by two railroads, Norfolk Southern and CSX. The CONSOL Marine Terminal has storage capacity of 1.1 million tons with more than thirty acres of capacity for stockpiles. The facility possesses blending capabilities, and it has transloaded approximately 12.5 million tons of coal per year on average over the past five years, with a throughput capacity of approximately 15 million tons.
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
The most important factors on which we compete are coal price, coal quality and characteristics, transportation costs and reliability of supply. Demand for coal and the prices that we will be able to obtain for our coal are closely linked to coal consumption patterns of the domestic electric generation industry and international coal consumers. These coal consumption patterns are influenced by many factors that are beyond our control, including demand for electricity, which is significantly dependent upon economic activity and summer and winter temperatures, government regulation, technological developments and the location, quality, price and availability of competing fuel sources.
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
Human Capital Management
As of December 31, 2022, we had 1,860 employees, of which 36 CONSOL Marine Terminal employees were represented by a collective bargaining agreement. We believe our efforts in managing our workforce have been effective, evidenced by a strong culture and a good relationship between the Company and our employees.
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
Talent. Through our long operating history and experience with technological innovation, we appreciate the importance of retention, growth and development of our employees. Our approach to talent is to both develop talent from within and supplement with external hires. We believe this method has yielded loyalty and commitment in our employee base, which in turn grows our business, while at the same time, adding new employees and external ideas supports a continuous improvement mindset and contributes to our goals of having a diverse and inclusive workforce. We believe that having approximately 42% of the Company's workforce with at least 10 years of company service coupled with our average voluntary retention rate of 92% as of the end of fiscal year 2022 reflects the engagement of our employees.
Total Rewards. Our employees are critical to the success of our company. As such, we offer market competitive total rewards programs for our employees in order to attract and retain superior talent. In addition to competitive base wages, the Company has additional programs, which include bonus opportunities, a Company-matched 401(k) plan, healthcare and insurance benefits, health savings spending accounts, paid time off, family leave, flexible work schedules, employee wellness programs and employee assistance programs.
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
The following is a summary of the more significant existing environmental and worker health and safety laws and regulations to which we or our customers’ business operations are subject and for which compliance may have a material adverse impact on our capital expenditures, results of operations and financial condition, and/or demand for our coal product by our customers.
In recent years, multiple regulations impacting our operations, or our customers' operations, have been subject to revision, repeal and judicial challenge. However, the extent to which these regulations will take effect or survive future presidential administrations is uncertain. In addition, presidential administrations, including the Biden Administration, could, independent of the regulatory process, issue Executive Orders or other Presidential Directives having the force of law that could immediately impact our business or our customers' business. For example, pursuant to the Executive Order on Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis (“Environment Executive Order”), which was issued on January 20, 2021, President Biden directed the heads of all federal agencies to review “all existing regulations, orders, guidance documents, policies, and any other similar agency actions promulgated, issued, or adopted” during the Trump Administration for consistency with the policies established in the new Biden Administration order. Implementation of the Environment Executive Order is ongoing, with multiple rulemakings expected in 2023 and 2024. Reversal or reinstatement of earlier regulations, or other presidential executive action, could impact our ability to obtain, maintain or renew permits, could reduce fossil fuels' share of power generating capacity, could expedite the retirements of fossil fuel-fired electric generating units, or could reduce the demand for our product in metallurgical and industrial markets, which could have a material adverse effect on our business, financial condition and results of operations.
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
Mercury and Air Toxics Standards Rule. In 2012, the United States Environmental Protection Agency (“EPA”) promulgated or finalized several rules for National Emission Standards for Hazardous Air Pollutants (“NESHAPs”) for new and existing coal-fueled and oil-fueled electric generating plants. The EPA's 2012 Mercury and Air Toxics Standards rule (“MATS Rule”) imposed MACT emissions limitations on Hazardous Air Pollutants (“HAPs”), such as mercury, acid gas HAPs, HAP metals and organic HAPs, for applicable facilities. The rule was challenged, and ultimately rejected by the U.S. Supreme Court on June 29, 2015, for failing to consider the costs imposed by the MATS Rule. Nevertheless, many coal-fired electric power generators have already taken steps to comply with the MATS Rule, as such required control and operational modifications can take significant time to install and/or implement. On December 27, 2018, the EPA proposed to revise the 2016 supplemental cost finding (“SCF”) for the MATS Rule, as well as the related risk and technology review (“RTR”) required by the CAA. On April 16, 2020, the EPA completed its reconsideration of the MATS Rule, finalizing its “appropriate and necessary” conclusion while retaining coal- and oil-fired power plants on the list of affected source categories and maintaining existing emission limits for mercury and other HAPs. The final rule became effective on May 22, 2020 and is currently subject to legal challenge in multiple cases before the D.C. Circuit. In February 2022, the EPA published its proposed rule revoking the 2020 reconsideration rule and affirming the “appropriate and necessary” supplemental finding, with a final rule expected to follow in March 2023. Separately, the EPA is expected to publish a notice of proposed rulemaking (“NPRM”) suspending, revising, or rescinding the rule's RTR in 2023, with a final rulemaking expected in 2024. Any emissions limitations in the final rule or similar future rulemakings could require customers to incur significant capital costs associated with installation of emissions control technologies, which could negatively affect the demand and prices for our coal, our business and results of operations.
National Ambient Air Quality Standards. The CAA requires the EPA to set National Ambient Air Quality Standards (“NAAQS”) for six pollutants considered harmful to public health and the environment (“criteria pollutants”) and to review these standards every five years. Areas that are not in compliance with these standards are considered “non-attainment areas.” In recent years, the EPA has adopted more stringent NAAQS, including those for particulate matter (“PM”), nitrogen oxides (“NOx”), ozone, and sulfur dioxide (“SO2”). The designation of new non-attainment areas could prompt local changes to permitting or emissions control requirements, as prescribed by federally mandated state implementation plans (“SIPs”) that require emission source identification and emission reduction plans. In 2020, the EPA finalized decisions to retain the NAAQS for ozone and PM. Both decisions were subject to legal challenge. Related to the ozone NAAQS, court filings indicate that the EPA plans to issue a proposed rule reconsidering the 70 parts per billion standard, with a final rulemaking expected in 2023. Separately, on January 6, 2023, the EPA announced its proposed decision to revise and restrict the primary (health-based) standard for fine particulate matter with a final rule expected later in 2023. Final rules may require significant investment in emissions control technologies by our electric power generation or industrial customers, and could adversely affect the demand for our coal.
Cross-State Air Pollution Rule. The Cross-State Air Pollution Rule (“CSAPR”) regulates cross-border emissions of criteria air pollutants such as SO2, NOx, fine particulate matter (“PM2.5”) and ozone crossing state lines and affecting air quality in downwind states. The CSAPR requires states to limit emissions from sources that “contribute significantly” to noncompliance with air quality standards, including electric power generating facilities. If the ambient levels of criteria air pollutants are above the thresholds set by the EPA, a region is considered to be in “non-attainment” for that pollutant and the EPA applies more stringent control standards for sources of air emissions located in the region. Following litigation in the D.C. Circuit and U.S. Supreme Court, as well as promulgation of multiple rulemakings, revisions and a phased implementation plan in 2018, the EPA issued the CSAPR “Close-Out” Rule, a final determination that the CSAPR achieved requirements with respect to the 2008 ground-level ozone NAAQS in 20 states, and no further reduction was required. The Close-Out Rule was subject to judicial challenge and was ultimately vacated. On October 30, 2020, the EPA published proposed revisions to the CSAPR Update Rule that would establish new or amend existing Federal Implementation Plans (FIPs) in 12 states to revise emission budgets to reflect additional emissions reductions from electricity generating units (“EGUs”) beginning with the 2021 ozone season and also require power plants in these states to participate in a newly established NOx emission trading program. The final Revised CSAPR Update Rule was published on April 30, 2021, and became effective on June 29, 2021. Coal units located in the 12 states were immediately required to use and upgrade previously installed NOx emissions controls, as applicable. The EPA followed that action in 2022 with a proposed rule that would apply the CSAPR trading program to fossil fuel-fired power plants in 25 states, requiring them to participate in an allowance-based ozone season trading program beginning in 2023 to address the 2015 ozone NAAQS. The proposed rule would also apply to sources in six other industrial sectors in 23 states beginning in 2026. A final rule is expected in the spring of 2023. For those facilities that have not yet installed pollution controls for NOx, the EPA is likely to require additional NOx reductions in the future. Such requirements could require our customers to incur significant compliance costs and could lead to accelerated plant closures or fuel switching, which could adversely affect the demand for our coal.
Emission Guidelines for Greenhouse Gas Emissions from Existing Fossil Fuel-Fired Electricity Utility Generating Units under CAA Section 111(d). On October 23, 2015, the EPA published a final rule known as the Clean Power Plan (“CPP”), which required states to create systems that reduce carbon dioxide (“CO2”) emissions from existing coal-fired EGUs by 28% in 2025 and 32% in 2030, compared to 2005 levels under section 111(d) of the CAA. The CPP was subject to numerous legal challenges and was stayed by the U.S. Supreme Court, pending the D.C. Circuit's review of the rule. Before the D.C. Circuit issued its opinion, the Trump administration announced it would reconsider the CPP. In August 2018, the EPA published a proposed rule, the Affordable Clean Energy (“ACE”) rule, that repealed and replaced the CPP.
The final ACE rule was published on July 8, 2019. The ACE rule established greenhouse gas (“GHG”) guidelines for states to use when developing plans to limit CO2 emissions from coal-fired EGUs. The ACE rule provided that heat rate efficiency improvements are the Best System of Emission Reduction (“BSER”) for coal-fired electric utility sources under the CAA, directed states to develop specific SIPs to implement the rule, and revised CAA section 111(d) regulations to give states greater authority regarding these plans. States could also consider the remaining useful life of the EGUs, as provided by the CAA, in applying the guidelines. Several states and public interest groups petitioned for review of the ACE rule. In addition, several public health petitioners, environmental petitioners and states filed administrative petitions with the EPA seeking reconsideration of the rule. In a March 5, 2021 ruling, the D.C. Circuit issued its partial mandate vacating the ACE rule but leaving the CPP Repeal intact to allow time for the EPA to issue a new rule under section 111(d). Separately, the Supreme Court agreed to hear four consolidated legal appeals to the D.C. Circuit decision striking down the ACE rule. On June 30, 2022, the Supreme Court issued its decision reversing the D.C. Circuit's ruling and limiting expansive interpretations of the EPA's authority under Section 111 of the CAA, but generally upholding the EPA's authority to regulate GHGs as air pollutants. The case was remanded for further proceedings and the EPA is expected to publish notice of a replacement rulemaking in 2023, with a final rule to follow in 2024. In order to comply with regulations limiting CO2 emissions from coal-fired EGUs, utilities may be required to make substantial capital investment in technologies such as Carbon Capture and Storage (“CCS”), or alternatively, accelerate the phase out or closure of existing power plants. Such actions could negatively affect the demand and prices for our coal, thereby having a material adverse impact on our business and results of operations.

New Source Performance Standards (“NSPS”) for Greenhouse Gas Emissions from New, Modified, or Reconstructed Fossil Fuel-Fired EGUs Under CAA Section 111(b). On October 23, 2015, the EPA published a final rule to limit CO2 emissions from new, modified and reconstructed fossil fuel-fired EGUs under section 111(b) of the CAA. Pursuant to the rule, newly constructed coal-fired steam EGUs cannot emit more than 1,400 lb CO2/MWh (gross) based on a “best system of emission reduction” that was identified as partial CCS. The rule was subject to numerous legal challenges in the D.C. Circuit, which were consolidated under State of North Dakota v. Environmental Protection Agency. The case has been held in abeyance since August 10, 2017, pending the EPA's review of the rule. On December 20, 2018, the EPA published a proposed rule proposing to change its best system of emission reduction determination from partial CCS to use of a supercritical boiler, with a change in the emission limits of 1,900 lb CO2/MWh (gross) or 2,000 lb CO2/MWh (gross), depending on the size of the unit. The EPA did not take final action on the 2018 Proposed Rule. On January 7, 2021, the EPA finalized its “Pollutant Specific Significant Contribution Finding (“SCF”) for Greenhouse Gas Emissions from New, Modified and Reconstructed Electric Utility Generating Units” rule, concluding that the EGU source category GHG emissions are significant and warrant regulation. The SCF rule was subsequently challenged in court, and on April 5, 2021, the D.C. Circuit vacated and remanded the rule. The EPA is comprehensively reviewing NSPS for GHG emissions from EGUs, and is expected to release a NPRM in 2023, with a final rule to follow in 2024. While no new coal-fired power stations are currently under construction in the U.S., promulgation of rules limiting CO2 emissions or requiring deployment of advanced technologies such as CCS will promote continuation of this trend. A lack of investment in construction, modification or reconstruction of coal-fired EGUs could negatively affect the demand and prices for our coal, thereby having a material adverse impact on our business and results of operations.
Global Climate Change
Our customers' consumption of the coal we produce results in the emission of greenhouse gases, particularly CO2. During operations, our coal mines release methane, a GHG, to promote a safe working environment for our miners underground. GHGs are believed to contribute to warming of the earth’s atmosphere and other climatic changes. As a result, global climate change initiatives, including imposition of taxes or fees and promulgation of regulations intended to reduce GHG emissions, have and are expected to continue to result in (i) the decreased utilization or accelerated closure of existing coal-fired EGUs, (ii) the increased utilization of alternative fuels or generating systems, (iii) a reduction or elimination of new coal-fired power plant construction in certain countries, or (iv) the advancement of technologies aimed toward replacing or minimizing the use of coal in industrial or metallurgical processes. Additionally, regulations intended to limit or reduce emissions of methane from coal mines (discussed below) could have a direct impact on our results of operations.
To date in the U.S., no legislation to comprehensively regulate global climate issues and GHG emissions has been signed into law. While it is possible that the U.S. will adopt legislation in the future, the timing and specific requirements are uncertain. In the United States, findings published by the EPA in 2009 concluded that GHG emissions pose an endangerment to public health and the environment, and as a result, the EPA has the authority to adopt and implement regulations restricting GHG emissions under existing provisions of the CAA.
In addition, the U.S. Global Climate Change Research Program, a consortium of governmental departments and agencies, issued the Fourth National Climate Assessment (“NCA”) on November 23, 2018. The NCA is a congressionally mandated report, to be completed every four years as mandated under the Global Change Research Act of 1990. The report summarizes observed effects of increasing GHG concentrations on U.S. weather and climate, while identifying certain measures that could reduce climate-related risks. Separately, the U.S. House Select Committee on the Climate Crisis released its report, known as The Climate Crisis Action Plan, in June 2020, followed by the Senate Democrats' Special Committee on the Climate Crisis's report, “The Case for Climate Action”, in August 2020. Both reports call for the U.S. to achieve net-zero emissions no later than 2050. While no regulatory actions have been issued as a result, the NCA, legislative committee or similar reports could be relied upon to justify policy or executive action in the future.
For example, since assuming office, President Biden has signed multiple Executive Orders (EO) aimed at utilizing a whole-of-government approach to address climate change. EO 14008: Tackling the Climate Crisis at Home and Abroad, signed on January 27, 2021, includes provisions supporting an end to international financing of fossil fuel-based energy and seeks a reduction in climate pollution from every sector of the economy. EO 14057: Catalyzing Clean Energy Industries and Jobs Through Federal Sustainability, signed on December 8, 2021, emphasizes federal actions to support a carbon pollution free electricity sector by 2035 and seeks to achieve net zero emissions economy wide no later than 2050. Regulations, policies and uncertainty regarding the future course of these actions could immediately impact our business or our customers' businesses and could eventually reduce the overall demand for our coal.
Since 2011, the EPA has required active underground coal mines and certain support facilities exceeding a minimum GHG emission threshold, including our operations, to report annual emissions to the EPA under the Mandatory GHG Reporting Rule. These emissions are not currently regulated by the EPA. Previous petitions and judicial challenges seeking to compel the EPA to classify coal mines as stationary sources appropriate for regulation have been unsuccessful to date. If the EPA were to regulate coal mine methane emissions in the future, we may be required to install additional pollution control devices, pay fees or taxes for our emissions, or incur expenses associated with the purchase of emissions credits in order to continue operation. Alternatively, we may need to curtail coal production. The magnitude of impact on our operations, capital expenditures, financial condition or cash flows would be dependent on the structure of any proposed regulation and the degree of emission reduction prescribed. In June 2022, the EPA published a proposed rulemaking amending certain provisions of the Mandatory GHG Reporting Rule, with supplemental and final rulemakings expected to follow in 2023.
Separately, in April 2022, the SEC published a proposed rulemaking that would require registrants to disclose certain climate-related information in their registration statements and annual reports. The proposed rule prescribes disclosure of climate-related risks that are reasonably likely to have a material impact on a business, results of operations or financial condition, including, but not limited to, certain climate-related financial metrics, an accounting of direct and indirect greenhouse gas emissions and details of climate change targets and goals. The SEC is expected to publish a final rule in April 2023. In addition to challenges related to compliance burden and a lack of standardized quantification methods, the proposed rule could proliferate investment bias and practices by investors and financial institutions to exclude our securities from investment portfolios or increase our cost of capital, regardless of the Company's results, strategy or financial performance.
In the absence of sweeping federal legislation on GHG emissions in the United States, a number of states, governors, mayors and businesses have committed to broad goals for GHG reductions or requirements to deploy carbon-free or renewable sources of electricity. Such goals include those announced by multiple domestic utilities, including some of our customers, pledging to substantially reduce or to achieve net zero GHG emissions, to accelerate closure of existing coal-fired power generating stations, or to increase generating capacity from natural gas or renewable sources. These goals could ultimately affect the demand and prices for our coal, as these customers seek to achieve such goals over time. At the state level, on October 3, 2019, Pennsylvania Governor Tom Wolf issued an Executive Order, “Commonwealth Leadership in Addressing Climate Change through Electric Sector Emissions Reductions,” directing the state’s Department of Environmental Protection to begin a rulemaking process that will allow Pennsylvania to join the Regional Greenhouse Gas Initiative (“RGGI”). RGGI is a mandatory cap-and-trade program among 11 northeastern states to reduce CO2 emissions from the power sector. In 2020, Virginia joined RGGI; however, multiple executive, legislative and regulatory actions intended to terminate Virginia's participation in RGGI are ongoing. Similar to other mandatory cap-and-trade initiatives, such as California's cap-and-trade program, RGGI seeks to limit CO2 emissions annually, in order to achieve a prescribed long-term emissions reduction target. In cap-and-trade scenarios, power generators or other GHG emitters are required to purchase allowances, available through auction or a secondary market, that are equal to one ton of CO2 emissions, thereby increasing the cost of electric power generation.
In response to the Governor's Order, the Pennsylvania Environmental Quality Board (“PAEQB”) published a proposed rulemaking on November 7, 2020 to establish the Commonwealth's participation in RGGI and to institute a CO2 budget trading program limiting emissions from fossil fuel-fired EGUs with a minimum nameplate capacity of 25 megawatts (“MWe”). In 2021, the PAEQB and the PA Independent Regulatory Review Commission (“IRRC”) subsequently voted to adopt the regulation. Additionally, the PA Attorney General's Office determined that RGGI participation does not conflict with state law, based on its limited review under the Commonwealth Attorneys Act. Prior to the RGGI rule's approval, in 2020, the Pennsylvania General Assembly introduced and passed House Bill (“HB”) 2025 requiring legislative approval from both chambers of the General Assembly for any action imposing a revenue-generating tax or fee intended to reduce CO2 emissions, but HB 2025 was subsequently vetoed by Governor Wolf. After the PA IRRC voted to adopt the RGGI rule, the Pennsylvania Senate and House passed Senate Concurrent Regulatory Review Resolution 1 disapproving of the regulation on October 27 and December 15, 2021, respectively. However, the resolution was subsequently vetoed by Governor Wolf. Absent an override, the RGGI rule was published as final on April 23, 2022 and was subject to immediate legal challenge. In July 2022, the Pennsylvania Commonwealth Court issued a preliminary injunction enjoining the administration and enforcement of RGGI until further order. If allowed to proceed, the proposed Pennsylvania CO2 Budget Trading Program regulation could result in decreased demand or decreased prices for our domestic coal in the Commonwealth of Pennsylvania. Similarly, in 2021, North Carolina Governor Ray Cooper signed House Bill 951 into law, codifying the state's primary climate change plan. The law endeavors to reduce CO2 emissions by 70% by 2030, compared to 2005 baseline levels and to achieve carbon neutrality by 2050. The law is expected to speed the retirement of coal-fired units in the state and could result in decreased demand or decreased prices for our coal. Additional CO2 cap and trade programs, carbon taxes, or other regulatory and policy regimes, whether state, federal or international in nature, or similar business or customer-focused voluntary climate and GHG emission reduction goals could affect the future market for coal and lower overall coal demand.
At both the state and federal levels, environmental organizations, third parties and regulators have challenged permitting actions associated with new fossil fuel infrastructure, power plants and pipelines, citing GHG emissions, the uncertainty surrounding the economic viability of these projects under future laws limiting CO2 emissions, or the failure to account for their climate change impacts. Challenges such as these could result in litigation and delays to permit approval, which could reduce production, cash flow and results of operations.
Foreign governments, including the European Union and member countries, have adopted regulations governing GHG emissions. Independent of regulation, the Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change (“UNFCCC”) became effective in 2005 and established a binding GHG emission reduction requirement for developed countries. The Kyoto Protocol has never been ratified by the U.S. Senate. Similarly, in December 2015, the U.S. and approximately 200 nations signed the international Paris Agreement, making voluntary commitments to limit or reduce GHG emissions in order to limit global warming below 2 degrees Celsius from temperatures in the pre-industrial era by 2100. On June 1, 2017, the Trump Administration announced the United States' withdrawal from the agreement, which became effective on November 4, 2020. On January 20, 2021, President Biden signed an Executive Order bringing the United States back into the Paris Agreement as an official party. The UNFCCC convened its 26th Conference of the Parties (“COP26”) in November 2021, and ultimately enacted the Glasgow Climate Pact to operationalize Article 6 of the Paris Agreement. Article 6 establishes a framework for the voluntary international cooperation of countries to reduce GHG emissions and meet nationally determined contributions (“NDCs”) to the Paris Agreement's goals. The Pact also calls on governments to accelerate the dissemination of technologies, and the adoption of policies, to transition toward a low-emission energy system, including by accelerating the phasedown of unabated coal power and phase-out of fossil fuel subsidies. The Pact was reaffirmed during the UNFCCC's 27th Conference of the Parties in November 2022. As a result, nations will likely come forward with revised NDCs in the future, including accelerated targets aligned with the Paris Agreement's temperature goals.
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
Clean Water Act
The federal Clean Water Act (“CWA”) and corresponding state laws affect our coal operations by regulating discharges into certain waters. CWA permits - issued either by the EPA or an analogous state agency - typically require regular monitoring and compliance with limitations on defined pollutants and reporting requirements. Specific to the Company's operations, CWA permits and corresponding state laws at times include, among other requirements, (i) treatment of discharges from coal mining properties for non-traditional pollutants, such as chlorides, sulfates, selenium and dissolved solids and (ii) mandates to dispose of wastes at approved disposal facilities.
Under the CWA, citizens may sue permit holders for alleged discharges of pollutants not explicitly limited by permits issued pursuant to the National Pollutant Discharge Elimination System (“NPDES”). Citizens may also sue to enforce NPDES permit requirements. Since 2012, multiple citizen suits have been filed, alleging violations of numeric and narrative water quality standards that broadly prohibit effects to aquatic life. The suits seek penalties and injunctive relief that could limit future discharges or require installation of expensive treatment technologies. While the outcome of these suits cannot be predicted, court rulings could result in additional treatment expenses that could affect our operations. Additional CWA requirements that could directly or indirectly affect our operations are summarized below.
Dredge and Fill Permits Under CWA Sections 401 and 404. In order to obtain a permit for certain coal mining activities, such as the construction of coal refuse areas and slurry impoundments that may result in impacts to waters of the United States, an operator may need to obtain a permit for the discharge of fill material from the Army Corps of Engineers (“ACOE”) under Section 404 of the CWA. Alternatively, for specific categories of activities determined to have minimal effects, the Company may be required to comply with Nationwide Permits from the ACOE. Subject to minimum thresholds, all permits associated with the placement of dredge or fill material require appropriate mitigation. Through the CWA Section 401 Certification Program, state regulators have approval authority over federal permits authorizing discharges in state waters or impacts to aquatic resources and must certify that the activity will comply with water quality standards or other applicable requirements. In 2020, the EPA issued the 2020 CWA Section 401 Certification Rule, intending to clarify the scope of state regulatory authority and, under certain circumstances, allowing the EPA to certify projects regardless of state objection. The rule was vacated by the U.S. District Court for the Northern District of California on October 21, 2021. In June 2022, the EPA published a proposed revised section 401 certification rule expanding the role of states and Tribes in the certification process, with a final rule expected in 2023. As a result of the requirement to receive explicit authorization from the ACOE and the corresponding state regulatory authority before proceeding with mining activities, our operations could experience permitting approval timeframe delays, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Definition of Waters of the United States. In June 2015, the EPA issued a rule to clarify which waterways are subject to federal jurisdiction under the CWA, known as the Clean Water Rule. The rule was ultimately blocked by a federal appeals court and in 2019, the EPA and the ACOE promulgated a final rule (i) repealing the 2015 definition of “Waters of the United States” (“WOTUS”) and (ii) redefining which waterbodies are subject to federal jurisdiction. On April 21, 2020, the EPA and ACOE published the Navigable Waters Protection Rule (“NWPR”), revising the previously codified definition of WOTUS. The NWPR became effective on June 22, 2020. However, in 2021, the NWPR was vacated by the U.S. District Court for the District of Arizona and separately vacated and remanded by the U.S. District Court for the District of New Mexico. As a result of these decisions and consistent with the Environment Executive Order, in December 2022, the EPA and the ACOE released a pre-publication version of the final rule redefining WOTUS and expanding the scope of federal jurisdiction over land and water features. Additionally, related rulemakings are expected to be released in 2023. By increasing the number of waterbodies subject to CWA permitting and other regulations, revisions to the definition of WOTUS could impose additional permitting obligations or restrictions, require enhanced mitigation, or cause the Company to modify its operations, any of which could result in delayed permit approval timeframes or increased costs, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Effluent Limitations Guidelines for the Steam Electric Power Generating Industry. The 2015 Effluent Limitations Guidelines and Standards (“ELG”) rule revised the regulations for the Steam Electric Power Generating category. The rule established the first federal limits on the levels of toxic metals in various power plant wastewater discharges and set zero-discharge requirements for certain waste streams. The rule was subject to legal challenge, with the U.S. Court of Appeals for the Fifth Circuit ultimately vacating in 2019 portions of the rule regulating legacy wastewater and residual combustion leachate. Revisions to the 2015 ELG rule were published on October 13, 2020 and established a voluntary incentive program which provides power plants until December 31, 2028 to (i) retire or (ii) implement changes required to achieve compliance with stringent effluent limits and standards. The rule is expected to significantly increase compliance costs for many coal-fired power plants and as a result, could accelerate facility closures. Certain domestic utilities, including some of our current customers, have announced plans to retire certain coal-fired power plants by 2028 as a result of the ELG rule. In accordance with the Environment Executive Order, on August 3, 2021, the EPA announced its decision to implement the 2020 ELG Reconsideration Rule and to simultaneously conduct a rulemaking that could strengthen ELGs for waste streams addressed, as well as waste streams excluded, in the 2020 final rule. The draft ELG reconsideration rule, which will also address claims in current litigation pending in the Fourth Circuit Court of Appeals, is expected to be published in 2023.
Other Environmental Laws and Regulations
Surface Mining Control and Reclamation Act. The federal Surface Mining Control and Reclamation Act (“SMCRA”) establishes minimum extraction, environmental, reclamation, and closure standards for mining activities. While SMCRA is a comprehensive statute, it does not supersede other major statutes, such as the Clean Air Act, Clean Water Act, Endangered Species Act and other statutes discussed herein. Operators must obtain SMCRA permits and permit renewals from the U.S. Office of Surface Mining (“OSM”) or from the applicable state agency, where states have been granted regulatory primacy by demonstrating that the state’s regulatory program is at least as stringent as the federal program. Our active operations are located in states that have primary jurisdiction for enforcement of SMCRA, with oversight from OSM. The timing of SMCRA permit issuance is largely at the discretion of the regulatory authorities and is often related to the size and complexity of the operation for which approval is sought. In addition, numerous other permits from applicable state, federal or local authorities are required to conduct mining operations. Timing of permit issuance can also be influenced by public engagement in the permitting process, such as through comment, hearings, or legal interventions which could affect our operations. Permits can also be delayed, refused, or revoked if any entity under common ownership or control has unabated permit violations, including the mining and compliance history of officers, directors, and principal owners of the entity seeking permit approval. Under the laws applicable to our operations, substantial fines and penalties, including suspension or revocation of permits, and in severe cases, criminal sanctions, may be imposed for failure to comply.
Under federal and state laws, including SMCRA, we are required to obtain surety bonds or other acceptable security to secure payment of our long-term obligations, including mine closure and reclamation, mine water treatment, federal and state workers’ compensation costs, coal leases, or other miscellaneous obligations. Surety bonds are typically renewable on a yearly basis, and it is possible that surety bond issuers may refuse to renew bonds or may demand additional collateral therefor. Over the past few years, the surety markets have been increasingly challenging, particularly for coal companies. We have experienced rising premiums, reduced coverage and/or fewer providers willing to underwrite policies and surety bonds. Terms have generally become unfavorable, including increases in the amount of collateral required to secure surety bonds. However, more recently, we have seen insurance rates stabilize and even decrease on certain lines of coverage, as new insurance carriers have entered the market, although there is no assurance that this stabilization or decrease will be sustained or continued. Any failure to maintain, or our inability to acquire, surety bonds required by state and federal laws or the related collateral required by bond issuers, could have a material adverse effect on our ability to produce coal, adversely affecting our business, financial condition, liquidity, results of operations and cash flows. As of December 31, 2022, we posted an aggregated $518 million in surety bonds for reclamation purposes, as well as approximately $289 million in surety bonds, cash, and letters of credit to secure other obligations including workers compensation, coal lease and other obligations.
In addition, SMCRA imposes a reclamation fee on all current mining operations, the proceeds of which are deposited in the Abandoned Mine Reclamation Fund, which is used to restore mine lands mined, closed or abandoned before SMCRA’s adoption in 1977, and to pay health care benefit costs of orphan beneficiaries of the Combined Fund created by the Coal Industry Retiree Health Benefit Act of 1992. The fee of $0.12 per ton for underground mined coal expired on September 30, 2021. The current fee, effective on October 1, 2021, is $0.096 per ton for underground mined coal. We recognized expense related to Abandoned Mine Reclamation Fund fees of $2 million for the year ended December 31, 2022.
Endangered Species Act. The federal Endangered Species Act (“ESA”) and other related federal and state statutes protect species that have been classified as endangered or threatened with possible extinction, or other protective designations. Protection of these species could prohibit or delay authorization of mining activities or may place additional restrictions on our operations related to timbering, construction, vegetation, or water discharges. A number of species indigenous to our operating areas are protected under the ESA or other related laws and regulations. Rules that were intended to update the ESA as it relates to: (i) factors for the listing, delisting, or reclassifying of species, and the designation of critical habitat, and (ii) the blanket extension of prohibitions for endangered species to threatened species became effective in 2019, and were subject to challenge from several states and environmental groups. Additional rules regarding noncritical habitat were promulgated in December 2020 and were also subject to judicial challenge. Throughout 2022, the U.S. Fish and Wildlife Service and the National Marine Fisheries Service published, or announced plans to publish, separate rules to rescind and revise the ESA critical habitat regulations and definitions finalized under the previous administration, with final rules expected to be promulgated in 2023. If more stringent or protective measures were required, or if additional critical habitat areas were designated, our operations could be exposed to additional requirements, increased operating costs or delayed approval timeframes.
National Environmental Policy Act. The National Environmental Policy Act (“NEPA”) requires federal agencies to assess the environmental effects of their proposed actions prior to taking a “major Federal action,” which encompasses agencies' decisions on certain permitting applications that fall under federal jurisdiction. NEPA reviews require federal agencies to review the environmental impacts of their decisions, including those associated with GHG emissions and the effects of climate change. Agencies generally must issue either an Environmental Impact Statement (“EIS”) or an Environmental Assessment (“EA”), which may create delays in project review and authorization timeframes or increase the cost of compliance. In July 2020, the White House Council on Environmental Quality (“CEQ”) promulgated the NEPA Update Rule, seeking to streamline the NEPA process and minimize unnecessary litigation, cost, and delay for project proponents; however, the rule was subject to legal challenge. On April 20, 2022, the CEQ published its “Phase 1” final rule, amending certain provisions of its regulations for implementing NEPA, addressing, in particular, the definition of “effects,” and restoring provisions that were in effect before being modified in the July 2020 NEPA Update Rule. A “Phase 2” rulemaking to address a broader range of issues raised in the 2020 rulemaking is expected to be proposed in the summer of 2023. It is unclear at this time what issues the proposal will cover. Separately, in 2020, the CEQ published a “Draft NEPA Guidance on Consideration of Greenhouse Gas Emissions” to replace guidance previously issued in 2016. The draft guidance sought to clarify the scope of review federal agencies should undertake when considering the effects of GHG emissions under NEPA and was never published in final form. Certain Federal courts have held that GHGs must be considered under NEPA prior to a federal agency taking a “major Federal action.” In January 2023, the CEQ issued interim guidance regarding consideration of GHG emissions under NEPA, directing agencies to quantify all reasonably foreseeable emissions associated with a proposed action and reasonable alternatives, both direct and indirect.
Comprehensive Environmental Response, Compensation, and Liability Act. The Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) imposes remediation requirements related to actual or threatened releases of hazardous substances into the environment. Under CERCLA or related state laws, joint and several liability may be imposed on generators of hazardous waste, site owners, waste transporters or others regardless of fault associated with the original disposal activity. Although the EPA excludes most wastes generated during coal mining and processing from hazardous waste laws, such wastes may contain hazardous substances that are governed by CERCLA if released into the environment. Our current operations, operations of our predecessors, or facilities to which we have sent waste materials could be subject to liability under CERCLA.
Resource Conservation and Recovery Act. The federal Resource Conservation and Recovery Act (“RCRA”) and corresponding state laws and regulations affect coal mining by imposing requirements for the treatment, storage, transportation and disposal of certain wastes created throughout the coal mining process. Facilities where certain regulated wastes have been treated, stored or disposed of are subject to RCRA and may receive corrective action orders for instances of non-compliance or release of a hazardous substance to the environment. Many waste streams created throughout the mining process are excluded from the regulatory definition of hazardous waste, and coal operations authorized under SMCRA are exempt from RCRA permitting requirements. Byproducts of coal combustion, or coal combustion residuals (“CCR”), are regulated under RCRA. In April 2015, the EPA published regulations for the disposal of CCR from electric utilities and independent power producers (the “CCR Rule”). Importantly, CCR are regulated under RCRA as “non-hazardous” waste and avoid the stricter, costlier regulations under RCRA's “hazardous” waste rules. The CCR Rule was subject to legal challenge and was ultimately remanded to the EPA. On August 28, 2020, the EPA published a final revised rule mandating closure of unlined impoundments, with deadlines to initiate closures between 2021 and 2028, depending on site-specific circumstances. Certain provisions of the revised CCR Rule were vacated by the D.C. Circuit in 2018. The EPA is expected to finalize additional rules addressing those specific provisions in 2023. Meanwhile, the EPA continues to publish determinations for CCR facilities that sought approval to continue disposal of CCR and non-CCR waste streams, as opposed to the initial 2021 deadline for unlined impoundments prescribed by the current rule. To date, the EPA has issued few conditional approvals granting an extension and multiple denials requiring facilities to cease receipt of waste within 135 days of completion of public comment. The current determinations, future determinations of the same nature, or similar actions in expected future rulemakings could lead to accelerated, abrupt, or unplanned suspension of coal-fired boilers. Further, the Water Infrastructure Improvements for the Nation (“WIIN”) Act authorized the EPA to establish a federal permitting program for states and territories that do not have an approved permitting program for the disposal of CCR in surface impoundments and landfills under RCRA. Accordingly, the EPA published a proposed rule establishing a federal program on February 20, 2020. A final rule is expected in 2023. The CCR rules impose new requirements that would generally increase the cost of CCR management or require facility closure. The combined effect of the CCR rules and ELG regulations (discussed above) has compelled power-generating companies to close existing ash ponds and may force the closure of certain existing coal-burning power plants that cannot comply with the new standards. Such retirements may adversely affect the demand for our coal.
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
Health and Safety Laws
Mine Safety. Legislative and regulatory changes have required us to purchase additional safety equipment, construct stronger seals to isolate mined-out areas, and engage in additional training. We have also experienced more aggressive inspection protocols and with new regulations, the volume of civil penalties has increased. Recent actions taken by federal and state governments include requiring:
•the caching of additional supplies of self-contained self-rescuer devices underground;
•the purchase and installation of electronic communication and personal tracking devices underground;
•the purchase and installation of proximity detection devices on continuous miner machines;
•the placement of refuge chambers, which are structures designed to provide refuge for groups of miners during a mine emergency when evacuation from the mine is not possible, which will provide breathable air for 96 hours;
•the purchase of new fire-resistant conveyor belting underground;
•additional training and testing that creates the need to hire additional employees;
•more stringent rock dusting requirements; and
•the purchase of personal dust monitors for collecting respirable dust samples from certain miners.
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
Black Lung Legislation. Under federal black lung benefits legislation, each coal mine operator is required to make payments of black lung benefits or contributions to:

•current and former coal miners totally disabled from black lung disease;
•certain survivors of miners who have died from black lung disease; and
•a trust fund for the payment of benefits and medical expenses to claimants whose last mine employment was before January 1, 1970, where no responsible coal mine operator has been identified for claims (where a miner's last coal employment was after December 31, 1969), or where the responsible coal mine operator has defaulted on the payment of such benefits. The trust fund is funded by an excise tax on U.S. production of coal, at a rate of up to $1.10 per ton for deep mined coal and up to $0.55 per ton for surface-mined coal, neither amount to exceed 4.4% of the gross sales price. On January 1, 2022, these rates expired and reverted back to pre-2008 levels, at $0.50 per ton for deep mined coal and $0.25 per ton for surface-mined coal, neither amount to exceed 2.0% of the gross sales price. However, the Inflation Reduction Act of 2022 made the higher rates (of up to $1.10 per ton for deep mined coal and up to $0.55 per ton for surface-mined coal) permanent, effective October 1, 2022. The Company recognized expense related to the Black Lung Excise Tax of $8.6 million, $13.5 million, and $12.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
On December 2, 2021, the Government Accountability Office (“GAO”) published a report entitled “Black Lung Benefits Program: Continued Inaction on Coal Operator Self-Insurance Increases Financial Risk to Trust Fund.” This report notes that the Department of Labor (“DOL”) took certain steps to improve its oversight of self-insured coal mine operators, but these efforts were complicated by the COVID-19 pandemic. The GAO states in the report that the DOL has not taken necessary action to prevent additional benefit liabilities from being transferred to the trust fund and recommends that the DOL act on recommendations made in 2020. On January 19, 2023, the Office of Workers' Compensation Programs (“OWCP”) issued a Notice of Proposed Rulemaking to update its regulations authorizing coal producers to self-insure and for determining appropriate security amounts, and that it plans to solicit public comments for that proposal. A change in requirements for security posted to self-insure black lung liabilities could result in the Company being required to post additional security for its obligations.
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
Risk Factors Summary
The following is a summary of the principal risks that could adversely affect our business, operations and financial results:
Risks Related to Our Business
•deterioration in economic conditions in any of the industries in which our customers operate may decrease demand for our products, impair our ability to collect customer receivables and impair our ability to access capital;
•volatility and wide fluctuation in coal prices based upon a number of factors beyond our control including future plans to eliminate coal-fired generation facilities, oversupply relative to the demand available for our products, weather and the price and availability of alternative fuels;
•the effects the COVID-19 pandemic has on our business and results of operations and on the global economy;
•an extended decline in the prices we receive for our coal affecting our operating results and cash flows;
•our customers extending existing contracts or not entering into new long-term contracts for coal on favorable terms;
•our reliance on major customers;
•decreases in demand and changes in coal consumption patterns of electric power generators, industrial end users and metallurgical coal users;
•the availability and reliability of transportation facilities and other systems, disruption of rail, barge, processing and transportation facilities and other systems that deliver our coal to market and fluctuations in transportation costs;
•the impact of potential, as well as any adopted, regulations to address pollution and climate change, including any requirements relating to greenhouse gas emissions, on our operating costs as well as on the market for coal;
•the risks inherent in coal operations, including being subject to unexpected disruptions caused by adverse geological conditions, equipment failure, delays in moving out longwall equipment, railroad derailments, security breaches or terroristic acts and other hazards, delays in the completion of significant construction or repair of equipment, fires, explosions, seismic activities, accidents and weather conditions;
•the potential for liabilities arising from environmental contamination or alleged environmental contamination in connection with our past or current coal operations;
•uncertainties in estimating our economically recoverable coal reserves;
•failure to obtain or renew surety bonds or insurance coverage on acceptable terms;
•exposure to employee-related long-term liabilities; and
•the risk of our debt agreements, our debt, access to capital markets and changes in interest rates affecting our operating results and cash flows.
Risks Related to Our Capital Stock and the Securities Market
•uncertainty with respect to the Company's common stock, potential stock price volatility and future dilution;
•the consequences of a lack of, or negative, commentary about us published by securities analysts and media;
•uncertainty regarding the timing of any dividends we may declare;
•uncertainty as to whether we will repurchase shares of our common stock or outstanding debt securities;
•restrictions on the ability to acquire us in our certificate of incorporation, bylaws and Delaware law and the resulting effects on the trading price of our common stock; and
•inability of stockholders to bring legal action against us in any forum other than the state courts of Delaware.
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
Weakness in the economic conditions of any of the industries we serve or are served by our customers could adversely affect our business, financial condition, results of operations, cash flows and liquidity in a number of ways. For example:

•demand for electricity in the United States is impacted by industrial production, which, if weakened, would negatively impact the revenues, margins and profitability of our coal business;
•demand for metallurgical coal depends on coke and steel demand in the United States and globally, which, if weakened, would negatively impact the revenues, margins and profitability of our metallurgical coal business including our ability to sell coal from the Itmann Mining Complex or our thermal coal as higher priced high volatile metallurgical coal;
•demand for coal used in industrial applications, such as cement and brick manufacturing processes, which, if weakened, would negatively impact the revenues, margins and profitability of our coal business;
•the tightening of credit or lack of credit availability to our customers could adversely affect our ability to collect our trade receivables;
•our ability to access the capital markets may be restricted at a time when we would like, or need, to raise capital for our business including for exploration and/or development of our coal reserves, or for strategic acquisitions of assets; and
•a decline in our creditworthiness, which may require us to post letters of credit, cash collateral, or surety bonds to secure certain obligations, all of which would have an adverse effect on our liquidity.
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
Our financial results are significantly affected by the prices we receive for our coal and depend, in part, on the margins that we receive on sales of our coal. Our margins reflect the price we receive for our coal over our cost of producing and transporting our coal. Prices and quantities under our multi-year sales contracts are generally based on expectations of future coal prices at the time the contract is entered into, renewed, extended or re-opened. The expectation of future prices for coal depends upon many factors. In addition, demand can fluctuate widely due to a number of matters beyond our control, including:
•the market price for coal;
•changes in the consumption pattern of industrial consumers, electricity generators and residential end-users of electricity;
•weather conditions in our markets which affect the demand for thermal coal;
•competition from other coal suppliers;
•the price and availability of alternative fuels and sources for electricity generation, especially natural gas and renewable energy sources;
•with respect to thermal coal, the price and availability of natural gas and the price and supply of imported liquefied natural gas;
•technological advances affecting energy consumption;
•with respect to metallurgical coal, the overall demand for steel;
•the costs, availability and capacity of transportation infrastructure;
•overall domestic and global economic conditions, including the supply of and demand for domestic and foreign coal;
•international developments impacting supply of thermal and metallurgical coal, including supply side reforms promulgated in China, and continued expected growth in demand for seaborne metallurgical coal in India; and
•the impact of domestic and foreign governmental laws and regulations, including environmental and climate change regulations and regulations affecting the coal mining industry and coal-fired power plants, and delays in the receipt of, failure to receive, failure to maintain or revocation of necessary governmental permits.
Our business, results of operations and financial condition may be adversely affected by the novel coronavirus (COVID-19) pandemic.
The COVID-19 pandemic had a severe adverse impact on our business and operations, resulting in an unprecedented decline in demand for our coal during a portion of 2020, driven by widespread government-imposed lockdowns. While most government-imposed shut-downs in the United States and abroad have been phased out, there is a possibility that such shut-downs may be reinstated if the pandemic were to again become an acute, severe risk. This could cause a sustained decrease in demand for our coal and the failure of our customers to purchase coal from us that they are obligated to purchase pursuant to existing contracts, which would have a material adverse effect on our operations and financial condition. COVID-19 and various governmental and private responses to the virus also led to widespread, global supply chain disruptions. During the 2021 and 2022 fiscal years and continuing into 2023, we encountered multiple delays as a result of the disruption of the global supply chain and the logistics infrastructure. These supply chain disruptions have previously caused and may continue to or again cause some of our suppliers to fail to deliver the quantities of supplies we need or fail to deliver such supplies in a timely manner.
The extent to which COVID-19 may adversely impact our results of operations, cash flows and financial condition depends on future developments, which are highly uncertain and unpredictable. The Company will continue to take the appropriate steps to mitigate the impact on the Company's operations, liquidity and financial condition.
Any significant downtime of our major pieces of equipment at our strategic operations, or any inability to obtain equipment, parts and raw materials in a timely manner, in sufficient quantities or at reasonable costs, could impair our ability to satisfy our customer obligations and materially and adversely affect our results of operations.
We depend on several major pieces of mining equipment to produce, transport and prepare our coal for our customers, including, but not limited to, longwall mining systems, continuous mining units, our preparation plants and related facilities, conveyors and transloading facilities. If any of these pieces of equipment or facilities suffered major damage or were destroyed by fire, abnormal wear, flooding, incorrect operation or otherwise, we may be unable to replace or repair them in a timely manner or at a reasonable cost, which would impact our ability to produce and transport coal and materially and adversely affect our business, results of operations, financial condition and cash flows. We procure this equipment from a concentrated group of suppliers, and obtaining this equipment often involves long lead times. Occasionally, demand for such equipment by mining companies can be high and some types of equipment may be in short supply. Delays in receiving or shortages of this equipment or the cancellation of our supply contracts under which we obtain equipment could limit our ability to obtain these supplies or equipment. Disruptions in supply chains, increased demand and other factors have recently led to increases in these lead times and delays, which could reduce our production and therefore adversely affect our results of operations, financial condition and cash flows.
Additionally, coal production, transportation and preparation consumes large quantities of commodities including steel, copper, rubber products and liquid fuels and requires the use of capital equipment. Some commodities, such as steel, are needed to comply with roof control plans required by regulation. The prices we pay for commodities and capital equipment are strongly impacted by the global market. A rapid or significant increase in the costs of commodities or capital equipment we use in our operations, whether as a result of increased demand, shortages caused by supply chain disruptions or general inflationary pressures, could impact our mining operating costs because we may have a limited ability to negotiate lower prices, and, in some cases, may not have a ready substitute. In addition, if any of our suppliers experiences an adverse event, or decides to no longer do business with us, we may be unable to obtain sufficient equipment and raw materials in a timely manner or at a reasonable price to allow us to meet our production goals and our revenues may be adversely impacted. We use considerable quantities of steel in the mining process. If the price of steel or other materials increases substantially, the risk of which is currently elevated due to economy-wide high inflation, or if the value of the U.S. dollar declines relative to foreign currencies with respect to certain imported supplies or other products, our operating expenses could increase. Any of the foregoing events could materially and adversely impact our business, financial condition, results of operations and cash flows.
If our coal customers do not extend existing contracts or do not enter into new multi-year coal sales contracts on favorable terms, profitability of our operations could be adversely affected.
During the year ended December 31, 2022, approximately 41% of the coal the Company produced was sold under multi-year sales contracts. If a substantial portion of our multi-year sales contracts are modified or terminated, if force majeure is exercised, or if we are unable to replace or extend the contracts or new contracts are priced at lower levels, our profitability would be adversely affected. In addition, if customers refuse to accept shipments of our coal for which they have existing contractual obligations, our revenues will decrease and we may have to reduce production at our mines until such customers honor their contractual obligations and begin accepting shipments of our coal again.
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
Although we have recently begun selling a significant portion of our coal in the export market, we remain somewhat exposed to risks associated with a concentrated customer base both domestically and globally. We derive a significant portion of our revenues from two customers, each of which accounted for over 10% of our total sales and aggregated approximately 30% of our total sales in fiscal year 2022.
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
Decreases in coal consumption patterns for steel production, electricity generation and industrial applications could adversely affect our business.
Our business is closely linked to demand for electricity, and any changes in coal consumption by U.S. or international electric power generators would likely impact our business over the long term. According to the EIA, in 2022, the domestic electric power sector accounted for approximately 92% of total U.S. coal consumption. In 2022, the Pennsylvania Mining Complex sold approximately 54% of its coal to U.S. electric power generators, and we have annual or multi-year contracts in place with many of these electric power generators for a significant portion of our future production. The amount of coal consumed by the electric power generation industry is affected by, among other things:
•general economic conditions, particularly those affecting industrial electric power demand, such as a downturn in the U.S. or international economy and financial markets;
•overall demand for electricity;
•indirect competition from alternative fuel sources for power generation, such as natural gas, fuel oil, nuclear, hydroelectric, wind and solar power, and the location, availability, quality and price of those alternative fuel sources;
•environmental and other governmental regulations, including those impacting coal-fired power plants;
•energy conservation efforts and related governmental policies; and
•other corporate environmental, social or governance initiatives to reduce dependency on and/or consumption of fossil fuels.

Changes in the coal industry that affect our customers, such as those caused by decreased electricity demand and increased competition, could also adversely affect our business. Indirect competition from natural gas-fired plants that are relatively more efficient, less expensive to construct and less difficult to permit than coal-fired plants has displaced a significant amount of coal-fired electric power generation and may continue to do so in the near term, particularly older, less efficient coal-fired power generators. Federal and state mandates for increased use of electricity derived from renewable energy sources could also affect demand for our coal. Such mandates, combined with other incentives to use renewable energy sources, such as tax credits, could make alternative fuel sources more competitive with coal. A decrease in coal consumption by the electric power generation industry could adversely affect the price of coal, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Coal sold into the industrial markets is used in the cement and brick manufacturing process. Any deterioration in the U.S. or foreign cement and brick industries, including a decrease in demand for such products or concerns regarding the continued financial viability of these industries, could reduce the demand for our coal sold into those markets and could adversely impact the creditworthiness of our U.S. or foreign industrial customers and our ability to receive timely payments from these customers. In addition, we compete heavily against the price of petroleum coke into these industries and as the price of petroleum coke changes, that could positively or negatively affect our financial condition, results of operations and cash flows.
The metallurgical coal that we produce from the PAMC and the Itmann Mining Complex is sold to domestic and export customers involved in the production of steel. Any deterioration in conditions in the U.S. or foreign steel industries, including a decrease in demand for steel or concerns regarding the continued financial viability of the industry, could reduce the demand for our metallurgical coal and could adversely impact the creditworthiness of our U.S. or foreign metallurgical coal customers and our ability to receive timely payments from these customers. In addition, the steel industry's demand for coal is affected by a number of factors, including the variable nature of that industry's business, technological developments in the steel-making process and the availability of substitutes for steel, such as aluminum, composites or plastics. When steel prices are lower, the prices that we charge steel industry customers for our metallurgical coal may decline, which could adversely affect our financial condition, results of operations and cash flows.
The availability and reliability of rail transportation and transportation facilities and fluctuations in transportation costs could affect the demand for our coal, and any significant damage to the CONSOL Marine Terminal that impacts its use could impair our ability to supply coal to our customers.
Transportation logistics play an important role in allowing us to supply coal to our customers. Any significant delays, interruptions or other limitations on the ability to transport our coal could negatively affect our operations. Our coal is transported from our mines primarily by rail, which has experienced significant disruptions resulting from increased demand, labor shortages, labor disputes and the COVID-19 pandemic. To reach markets and end customers, our coal may also be transported by barge or by ocean vessels loaded at terminals, including our CONSOL Marine Terminal. Disruption of transportation services because of weather-related problems, strikes, lock-outs, terrorism, governmental regulation, third-party action or other events could temporarily impair our ability to supply coal to customers and adversely affect our profitability. In addition, transportation costs represent a significant portion of the delivered cost of coal and, as a result, the cost of delivery is a critical factor in a customer’s purchasing decision. Increases in transportation costs, including increases resulting from emission control requirements and fluctuation in the price of diesel fuel and demurrage, could make our coal less competitive. Any disruption of the transportation services we use or increase in transportation costs could have a materially adverse effect on our business, financial condition, results of operations and cash flows. Disruption in shipment levels over longer periods of time at the CONSOL Marine Terminal could cause our customers to look to other sources for their coal needs, negatively affecting our revenues and results of operations.
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
Inflation could result in higher costs and decreased profitability.
The United States, European Union and other large economies have recently experienced inflation at a rate significantly higher than recent years. Current and future inflationary effects may be driven by, among other things, governmental stimulus and monetary policies, supply chain disruptions and geopolitical instability, including the ongoing military conflict between Ukraine and Russia. This recent inflation has resulted in rising prices, including increases in freight rates, prices for energy and other costs, and has adversely impacted us and may further impact us negatively in the future. Sustained inflation could result in higher costs for transportation, energy, materials, supplies and labor. Our efforts to recover inflation-based cost increases from our customers may be hampered as a result of the structure of our contracts and the contract bidding process as well as competitive pressure in the industry, economic conditions and the countries to which we sell our export coal. Accordingly, substantial inflation may have an adverse impact on our business, financial position, results of operations and cash flows. Inflation has also resulted in higher interest rates in the U.S., which could increase our cost of debt borrowing in the future.
A significant portion of our production is sold in international markets, which exposes us to additional risks and uncertainties.
For the fiscal years ended December 31, 2022, 2021 and 2020, approximately 53%, 46% and 35%, respectively, of our annual coal revenue was derived from customers who exported our coal outside of the United States. We believe that international markets will continue to account for a significant percentage of our revenue as we seek international expansion opportunities. The international markets are subject to a number of material risks, including, but not limited to:
•changes in a specific country's or region's political, economic or other conditions;
•changes in U.S. government policy with respect to these foreign countries may inhibit export of our products and limit potential customers' access to U.S. dollars in a country or region in which those potential customers are located;
•we may experience difficulties in enforcing our legal contracts or the collecting of foreign accounts receivable in a timely manner and we may be forced to write off these receivables;
•tariffs and other barriers may make our products less cost competitive;
•potentially adverse tax consequences to our customers may damage our cost competitiveness;
•customs, import/export and other regulations of the countries in which our international customers are located may adversely affect our business;
•currency fluctuations may make our coal less cost competitive, affecting overseas demand for our coal, or may indirectly expose us to currency fluctuation risk; and
•geopolitical uncertainty or turmoil, including terrorism, war and natural disasters.
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
Compliance with import and export requirements, the Foreign Corrupt Practices Act and other applicable anti-corruption laws may increase the cost of doing business.
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
The characteristics of coal may make it costly for electric power generators and other coal users to comply with various environmental standards regarding the emissions of impurities released when coal is burned, which could cause our customers to replace coal with alternative fuels.
Coal contains impurities, including sulfur, mercury, chlorine and other elements or compounds, many of which are released into the air along with fine particulate matter, nitrogen oxides and carbon dioxide when it is burned. Complying with regulations on these emissions can be costly for our customers, including those in the power generation, metallurgical and industrial markets. In order to comply with emissions standards promulgated under the federal Clean Air Act or similar state regulations seeking to limit the emissions that are generated as a result of coal combustion, coal users could be required to install costly emissions control devices, use or purchase emission credits or allowances, curtail operations or switch to other fuels, each of which has limitations. Because thermal coal currently accounts for a significant portion of our sales, our results could be materially affected by the extent to which our customers incur costs associated with controlling or limiting emissions from the use of coal or switch to alternative fuels. Rulemakings such as the Cross State Air Pollution Rule (“CSAPR”), the National Ambient Air Quality Standards (“NAAQS”), or the New Source Performance Standards (“NSPS”) and other Clean Air Act regulations may decrease the demand for our coal in electric power generation, metallurgical or industrial markets in the future. For more information, please see “Laws and Regulations” under Item 1 above.
Regulation to address climate change (or emissions of greenhouse gases including carbon dioxide and methane) and uncertainty regarding such regulation may affect us directly or indirectly by increasing our operating costs, reducing the value of our coal assets and adversely impacting the market for coal.
The issue of global climate change continues to attract considerable public and scientific attention with widespread concern about the impacts of human activity (especially the emissions of GHGs such as carbon dioxide and methane). Combustion of fossil fuels, such as the coal we produce, results in the emission of carbon dioxide into the atmosphere by coal end-users, such as coal-fired electric power plants. Additionally, our coal mines release methane to the atmosphere during operations, in order to promote a safe working environment for our miners underground.
Numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government that are intended to limit emissions of GHGs. Additionally, the United States is a signatory to the United Nations-sponsored “Paris Agreement,” which requires nations party to the agreement to submit non-binding GHG emissions reduction goals every five years after 2020. President Biden further announced in April 2021 a new, more rigorous nationally determined emissions reduction level of 50-52% reduction from 2005 levels in economy-wide net GHG emissions by 2030. The international community gathered again in Glasgow in November 2021 at the 26th United Nations Climate Change Conference, during which multiple announcements were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on GHGs other than carbon dioxide. The Pact was reaffirmed during the UNFCCC's 27th Conference of the Parties (COP27) in November 2022. In addition, several individual U.S. states have already adopted measures requiring GHG emission reductions within their boundaries. Other states have elected to participate in regional cap-and-trade programs like the RGGI in the northeastern U.S. Any significant legislative changes at the international, national, state or local levels designed to reduce GHG emissions could significantly affect our ability to produce and sell our coal and develop our reserves, could increase the cost of the production and sale of coal and could materially reduce the value of our coal and coal reserves.
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
Additionally, if emissions of methane from coal mines are regulated in the future, we would likely be required to install additional pollution control devices, pay fees or taxes for our emissions or incur expenses associated with the purchase of emissions credits, in order to continue operation. Alternatively, we may need to curtail coal production. The magnitude of impact on our operations, capital expenditures, financial condition or cash flows would be dependent on the structure of any proposed regulation and the degree of emission reduction prescribed.
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
Existing and future government laws, regulations and other legal requirements relating to protection of the environment and other laws that govern our business may increase our costs of doing business and may restrict our coal operations.
We are subject to laws, regulations and other legal requirements enacted or adopted by federal, state and local authorities, as well as foreign authorities, relating to the protection of the environment. These include legal requirements that govern discharges of substances into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, groundwater quality and availability, threatened and endangered plant and wildlife protection, reclamation and restoration of mining properties after mining is completed, the installation of various safety equipment in our mines, remediation of impacts of surface subsidence from underground mining, and work practices related to employee health and safety. Complying with these requirements, including the terms of our permits, has had, and will continue to have, a significant effect on our costs of operations and competitive position.
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
Our coal mining operations are underground mines. Underground mining and related processing activities present inherent risks of injury or death to persons, damage to property and equipment and other potential legal or other liabilities. Our mines are subject to a number of operating risks that could disrupt operations, decrease production and increase the cost of mining at particular mines for varying lengths of time, thereby adversely affecting our operating results. In addition, if an operating risk occurs in our mining operations, we may not be able to produce sufficient amounts of coal to deliver under our multi-year coal contracts. Our inability to satisfy contractual obligations could result in our customers initiating claims against us or canceling their contracts. The operating risks that may have a significant impact on our coal operations include:
•variations in thickness of the layer, or seam, of coal;
•adverse geological conditions, including amounts of rock and other natural materials intruding into the coal seam that could affect the stability of the roof and the side walls of the mine;
•environmental hazards;
•equipment failures or unexpected maintenance problems;
•fires or explosions, including as a result of methane, coal, coal dust or other explosive materials and/or other accidents;
•inclement or hazardous weather conditions and natural disasters or other force majeure events;
•seismic activities, ground failures, rock bursts or structural cave-ins or slides;
•delays in moving our longwall equipment;
•railroad derailments and mandated delays;
•security breaches or terroristic acts; and
•other hazards that could also result in personal injury and loss of life, pollution and suspension of operations.
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
Federal and state laws require us to obtain surety bonds or post letters of credit to secure performance or payment of certain long-term obligations, such as mine closure or reclamation costs, federal and state workers' compensation costs, coal leases and other obligations. Over the past few years, the insurance and surety markets have been increasingly challenging, particularly for coal companies. We have experienced rising premiums, reduced coverage and/or fewer providers willing to underwrite policies and surety bonds. Terms have generally become more unfavorable, including increases in the amount of collateral required to secure surety bonds. However, more recently, we have seen insurance rates stabilize and even decrease on certain lines of coverage, as new insurance carriers have entered the market, although there is no assurance that this stabilization or decrease will be sustained or continued. In addition, federal and state regulators are considering making financial assurance requirements more stringent and costly with respect to self-insured CWP, mine closure and reclamation security amounts. Because we are required by federal and state law to have these bonds in place before mining can commence or continue, our failure to maintain surety bonds, letters of credit or other guarantees or security arrangements would materially and adversely affect our ability to mine or lease coal, and incurring additional rising costs to obtain and maintain such arrangements could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, coal and other mining companies are increasingly struggling to obtain adequate insurance coverage for their business and operations. Our failure to obtain adequate insurance coverages could have a material adverse effect on our business and results of operations. Further cost burdens on our ability to maintain adequate insurance and bond coverage may adversely impact our operations, financial position and liquidity.
The majority of our operating mines are part of a single mining complex in the Northern Appalachian Basin, making us vulnerable to risks associated with operating in a single geographic area.
Although we began production at the Itmann No. 5 Mine, located in CAPP in Wyoming County, West Virginia in 2020, a majority of our mining operations are conducted at our mining complex located in NAPP in southwestern Pennsylvania and northern West Virginia. The geographic concentration of most of our operations at the Pennsylvania Mining Complex may disproportionately expose us to disruptions in our operations if the region experiences adverse conditions or events, including severe weather, transportation capacity constraints, constraints on the availability of required equipment, facilities, personnel or services, significant governmental regulation or natural disasters. If any of these factors were to impact NAPP more than other coal producing regions, our business, financial condition, results of operations and cash flows will be adversely affected relative to other mining companies that have a more geographically diversified asset portfolio.
Our mines are located in areas containing oil and natural gas shale plays and we may have conflicts with competing holders of mineral rights and rights to use adjacent, overlying or underlying lands.
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
For reserves outside of our permits, we engage in discussions with drilling and transport companies on potential areas on which they can drill that may have a minimal effect on our mine plan. If a well is in the path of our mining for coal on land that has not yet been permitted for our mining activities, we may not be able to mine through the well unless we purchase it. Although we have purchased vertical wells in the past, the cost of purchasing a producing horizontal well could be substantially greater than that of a vertical well. Horizontal wells with multiple laterals extending from the well pad may access larger oil and natural gas reserves than a vertical well, which would typically result in a higher cost to acquire. The cost associated with purchasing oil and natural gas wells that are in the path of our coal mining activities could likewise make mining through those wells uneconomical, thereby effectively causing a loss of significant portions of our coal reserves, which could materially and adversely affect our business, financial condition, results of operations and cash flows.
Our operations may also face potential conflicts with holders of other mineral interests such as coalbed methane, natural gas and oil reserves. Some of these minerals are located on, or are adjacent to, some of our coal reserves and active operations, potentially creating conflicting interests between us and the holders of those interests. From time to time we acquire these minerals ourselves to prevent conflicting interests from arising. If, however, conflicting interests arise and we do not acquire the competing mineral rights, we may be required to negotiate our ability to mine with the holder of the competing mineral rights. If we are unable to reach an agreement with the holders of such rights, or to do so on a cost-effective basis, we may incur increased costs, and our ability to mine could be impaired, which could materially and adversely affect our business, results of operations, financial condition and cash flows.

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
On October 13, 2021, we announced our Forward Progress sustainability initiative, which included targets to reduce our direct operating GHG emissions. Our interim goal is to reduce our direct operating GHG emissions (referred to as scope 1 and scope 2 emissions) on an absolute basis by 50% over a five-year period (or by the end of 2026), compared to 2019 baseline levels and measured as the rate of carbon dioxide equivalents (CO2e) emitted. In addition, we announced our long-term efforts to achieve net zero direct operating GHG emissions by 2040 or sooner if feasible. However, achieving these goals may prove more difficult or costly than expected, and we may not succeed in reaching our targeted reductions on the announced timetable, or at all. Although we are not legally bound by these goals, our failure to achieve our GHG emission reduction targets could damage our reputation with customers, investors, financial media and regulators and could cause investors that focus on positive ESG business practices and sustainability scores to disfavor purchasing our securities, which could result in a decline in the market price of our stock and further restrict our access to capital. Additionally, if we expend more funds than anticipated to achieve our GHG emission reduction targets, it could have a material adverse effect on our financial condition, results of operations and cash flows.

Finally, a part of our business plan is to regularly and rigorously evaluate opportunities for acquisitions, joint ventures and other business arrangements in the coal industry and related industries that complement our core operations. We may face greater difficulties in finding partners for such acquisitions, joint ventures or other business arrangements if these potential partners are less willing or unwilling to enter into transactions with companies that have a low ESG or sustainability score or companies that engage in fossil fuel activities, which could have a material adverse effect on our ability to expand our business, and therefore, our financial condition, results of operations and cash flows could be negatively impacted.
The Russia-Ukraine war, and sanctions brought by the United States and other countries against Russia, have caused significant market disruptions that may lead to increased volatility in the price of certain commodities, including oil, natural gas, coal and other sources of energy.
February 24, 2022 marked a significant escalation in the Russia-Ukraine war. The extent and duration of the military conflict involving Russia and Ukraine, resulting sanctions and future market or supply disruptions in the region are impossible to predict, but could be significant and may have a severe adverse effect on the region. Globally, various governments have banned imports from Russia including commodities such as oil, natural gas and coal. These events have caused volatility in the aforementioned commodity markets. Although the Company has not experienced any material adverse effect on its results of operations, financial condition or cash flows as a result of the war or the resulting volatility as of the date of this report, such volatility, including market expectations of potential changes in coal prices and inflationary pressures on steel products, may significantly affect prices for our coal or the cost of supplies and equipment, as well as the prices of competing sources of energy for our electric power plant customers, like natural gas.
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
We may be unsuccessful in finding suitable joint venture partners or acquisition targets or in integrating the operations of any future acquisitions, including acquisitions involving new lines of business, with our existing operations, and in realizing all or any part of the anticipated benefits of any such acquisitions.
From time to time, we may evaluate and acquire assets and businesses that we believe complement our existing assets and business. However, our ability to grow our business through acquisitions or the entry into joint ventures may be limited by both our ability to identify appropriate acquisition or partner candidates and our financial resources, including our available cash and borrowing capacity. Additionally, the assets and businesses we acquire or in which we take an ownership stake through a joint venture may be dissimilar from our existing lines of business. Acquisitions and joint venture operations may require substantial capital or the incurrence of substantial indebtedness, and potentially may not be on favorable terms. Our capitalization and results of operations may change significantly as a result of future acquisitions and joint ventures. Acquisitions, joint ventures and business expansions involve numerous risks, including the following:

•difficulties in the integration of the assets and operations of the acquired businesses;
•inefficiencies and difficulties that arise because of unfamiliarity with new assets and the businesses associated with them and new geographic areas;
•the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk;
•potential lack of control over a joint venture's business decisions and operations; and
•the diversion of management's attention from other operating issues.
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
Additionally, our participation in joint venture arrangements necessarily involves risk. Whether or not we hold majority interests or maintain operational control in our joint ventures, our partners may, among other things, (1) have economic or business interests or goals that are inconsistent with, or opposed to, ours; (2) seek to block actions that we believe are in our or the joint venture's best interests; or (3) be unable or unwilling to fulfill their obligations under the joint venture or other agreements, such as contributing capital, each of which may adversely impact our results of operations, financial condition, cash flows or impair our ability to recover our investment in the joint venture. Where our joint ventures are jointly controlled or not managed by us, we may provide expertise and advice but have limited control over compliance with our operational and other standards. Failure by non-controlled joint venture partners to adhere to operational standards that are equivalent to ours could unfavorably affect safety results, operating costs and productivity and accordingly, adversely impact our results of operations, financial condition and cash flows.
We must obtain, maintain and renew governmental permits and approvals which, if we cannot obtain in a timely manner, would reduce our production, cash flow and results of operations.
Our coal production is dependent on our ability to obtain various federal and state permits and approvals to mine our coal reserves. The permitting rules, and the interpretations of these rules, are complex, change frequently and are often subject to discretionary interpretations by regulators. For example, under Section 404 of the Clean Water Act, the Army Corps of Engineers (“Corps”) issues permits for the discharge of dredged or fill material into regulated waters and wetlands, and under Section 401 of the Clean Water Act, affected states must certify that proposed activity under Section 404 will comply with water quality standards or other applicable requirements. Corps permits and state certifications are required for construction of slurry ponds, refuse areas, impoundments, and for various other mining activities. The Section 404/401 permitting process has become subject to increasingly stringent regulatory requirements and challenges by environmental organizations. Where authorization by a federal agency is required, the federal agency may be required under the National Environmental Policy Act to consider the GHG emissions associated with the proposed project, both directly and indirectly, and may incorporate such considerations in its approval or denial. In addition, the public, including non-governmental organizations and individuals, has certain statutory rights to comment upon and otherwise impact the permitting process, including through court intervention. It is possible that all permits required to commence new operations, or to expand or continue operations at existing facilities, may not be issued or renewed in a timely manner, or may not be approved at all. Furthermore, permits could be issued with operating requirements or special conditions that increase the cost of operations. Any of these circumstances could have significant negative effects and could materially and adversely affect our results of operations and cash flows.
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

Our operations may impact the environment or cause exposure to hazardous substances, and our properties may have environmental contamination, which could result in liabilities to us. In addition, government inspectors, under certain circumstances, have the ability to order our operations to be shut down based on environmental considerations.
Our operations currently use hazardous materials and generate limited quantities of hazardous wastes from time to time. Drainage flowing from or caused by mining activities can be acidic with elevated levels of dissolved metals, a condition referred to as “acid mine drainage.” We could become subject to claims for toxic torts, natural resource damages and other damages, as well as for the investigation and clean-up of soil, surface water, groundwater and other media. Such claims may arise, for example, out of conditions at sites that we currently own or operate, as well as at sites that we previously owned or operated, or may acquire. Our liability for such claims may be joint and several, so that we may be held responsible for more than our share of the contamination or other damages, or for the entire share. In addition, government inspectors, under certain circumstances, may have the ability to order our operations to be shut down based on a perceived or actual violation of regulations concerning hazardous substances and other matters related to environmental protection.
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

We have asset retirement obligations and obligations for long-term employee benefits. If the assumptions underlying our accruals are inaccurate, we could be required to expend greater amounts than anticipated.
The Surface Mining Control and Reclamation Act (“SMCRA”) and various state laws establish operational, reclamation and closure standards for all our coal mining operations and require us, under certain circumstances, to plug natural gas wells. We accrue for the costs of current mine disturbance, gas well plugging and of final mine closure, including the cost of treating mine water discharge where necessary. Estimates of our total asset retirement obligations, which are based upon permit requirements and our experience, were approximately $252 million at December 31, 2022. The amounts recorded are dependent upon a number of variables, including the estimated future expenditures, estimated mine lives, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rates. If these accruals are insufficient, our future operating results could be adversely affected.
We also provide various long-term employee benefits to inactive and retired employees, and we accrue amounts for these obligations. At December 31, 2022, the current and non-current portions of these obligations included:
•postretirement medical and life insurance ($255 million);
•coal workers’ pneumoconiosis benefits ($161 million);
•pension benefits ($23 million);
•workers’ compensation ($50 million); and
•long-term disability ($7 million).
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
We face uncertainties in estimating our economically recoverable coal reserves, and inaccuracies in our estimates could result in lower-than-expected revenues, higher-than-expected costs and decreased profitability.
Coal reserves are economically recoverable when the price at which they are expected to be sold exceeds their expected cost of production and selling. Forecasts of our future performance are based on, among other things, estimates of our recoverable coal reserves. We base our coal reserve information on geologic data, coal ownership information and current and proposed mine plans. These estimates are periodically updated to reflect past coal production, new drilling information and other geologic or mining data. There are numerous uncertainties inherent in estimating quantities and qualities of economically recoverable coal reserves, including many factors beyond our control. As a result, estimates of economically recoverable coal reserves are by their nature uncertain. Information about our reserves consists of estimates based on engineering, economic and geological data assembled and analyzed by our staff and external consultants. Some of the factors and assumptions which impact economically recoverable coal reserve estimates include:
•geologic and mining conditions;
•historical production from the area compared with production from other producing areas;
•the assumed effects of regulations and taxes by governmental agencies;
•our ability to obtain, maintain and renew all required permits;
•future improvements in mining technology;
•assumptions governing future prices; and
•future operating costs, including the cost of materials and capital expenditures.
In addition, we hold substantial coal reserves in areas containing Marcellus Shale and other shales. These areas are currently the subject of substantial exploration for oil and natural gas, particularly by horizontal drilling. If a natural gas well is in the path of our mining for coal, we may not be able to mine through the well unless we purchase it. Although we have purchased vertical wells in the past, the cost of purchasing a producing horizontal well could be substantially greater. Horizontal wells with multiple laterals extending from the well pad may access larger natural gas reserves than a vertical well which could result in higher costs. In future years, the cost associated with purchasing natural gas wells which are in the path of our coal mining may make mining through those wells uneconomical, thereby effectively causing a loss of significant portions of our coal reserves.
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
Murray filed for Chapter 11 bankruptcy in October 2019. As part of the bankruptcy proceedings, Murray unilaterally entered into a settlement with the United Mine Workers of America 1992 Benefit Plan (the “1992 Benefit Plan”) to transfer retirees in the Murray Energy Section 9711 Plan to the 1992 Benefit Plan. This was approved by the bankruptcy court on April 30, 2020. On May 2, 2020, the 1992 Benefit Plan filed an action in the United States District Court for the District of Columbia asking the court to make a determination whether the Company's former parent or the Company has any continuing retiree medical liabilities under the Coal Act (the “1992 Plan Lawsuit”). The Murray sale agreement includes indemnification by Murray with respect to the Coal Act and BLBA liabilities. In addition, the Company had agreed to indemnify its former parent relative to certain pre-separation liabilities. As of September 16, 2020, the Company entered into a settlement agreement with Murray and withdrew its claims in bankruptcy. On September 11, 2020, the Defendants in the 1992 Plan Lawsuit filed a Motion to Dismiss Plaintiffs' Second Amended Complaint which was denied by the Court on March 29, 2022. The Company will continue to vigorously defend any claims that attempt to transfer any of such liabilities directly or indirectly to the Company, including raising all applicable defenses against the 1992 Benefit Plan's suit; however, the outcome of these proceedings is uncertain.

The provisions of our debt agreements and the risks associated with our debt could adversely affect our business, financial condition, liquidity and results of operations.
As of December 31, 2022, our total long-term indebtedness was approximately $388 million, consisting of:
•$103 million under our Maryland Economic Development Corporation Port Facilities Refunding Revenue Bonds (“MEDCO”) 5.75% revenue bonds due September 2025;
•$99 million under our 11.00% senior secured second lien notes due November 2025;
•$75 million under our Pennsylvania Economic Development Financing Authority (“PEDFA”) 9.00% Solid Waste Disposal Revenue Bonds due April 2028;
•$64 million under our Term Loan B Facility;
•$37 million associated with finance leases due through 2027; and
•$10 million of miscellaneous debt.

At December 31, 2022, no borrowings were outstanding under our revolving credit facility or our $100 million accounts receivable securitization facility. The degree to which we are leveraged could have important consequences, including, but not limited to:
•increasing our vulnerability to general adverse economic and industry conditions;
•requiring us to dedicate a substantial portion of our cash flow from operations to the payment of interest and principal due under our outstanding debt, which will limit our ability to obtain additional financing to fund future working capital, capital expenditures, share buy-back programs, acquisitions, pay dividends, development of our coal reserves or other general corporate requirements;
•limiting our flexibility in planning for, or reacting to, changes in our business and in the coal industry;
•placing us at a competitive disadvantage compared to our competitors with lower leverage and better access to capital resources; and
•limiting our ability to implement our business strategy.
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
The Federal Reserve raised the federal funds interest rate throughout 2022 in its effort to take action against domestic inflation, and is expected to continue to raise these rates in 2023. We have exposure to these past increases in interest rates, and may be affected further in the future. Based on our current variable debt level of $63 million as of December 31, 2022, comprised of funds drawn on our Term Loan B Facility, an increase of one percentage point in the interest rate will result in an increase in annual interest expense of less than $1 million. Any indebtedness we incur in the future may also expose us to increased interest rates, whether as a result of higher fixed rates at the time such a new facility is entered into or because such new indebtedness accrues interest at a variable rate. As a result, our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates.

Hedging transactions have led to mark-to-market losses for us, and may limit our potential gains or cause us to lose money in the future.
We previously entered into hedging arrangements in an effort to limit our exposure to volatility in interest rates and coal prices, and may do so again in the future. These hedging arrangements may be intended to reduce, but not eliminate, the potential effects of changing interest rates and coal prices on our cash flow from operations for the periods covered by these arrangements. These arrangements can expose us to risks of financial loss in a variety of circumstances, including when:
•a counterparty is unable to satisfy its obligations; or
•there is an adverse change in the expected differential between the underlying interest rate or coal price in the derivative instrument and actual interest rates or coal prices, respectively.
However, it is not always possible for us to engage in a derivative transaction that completely mitigates our exposure to changes in interest rates and/or coal prices. Furthermore, our price hedging strategy and future hedging transactions will be determined at the discretion of management. Our financial statements may reflect a gain or loss arising from an exposure to interest rates or coal prices for which we are unable to enter into a completely effective hedge transaction. During prior fiscal periods, our past hedging strategy resulted in us reporting mark-to-market losses, which ultimately settled against rising coal prices included in the underlying contracts. There can be no assurance that should we again enter into hedging arrangements to limit our exposure to volatility in interest rates, coal prices or other categories that expose us to market risk, we will not incur similar or greater losses in the future as a result of our use of these hedging transactions.
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
Certain provisions in our multi-year fixed-price coal sales contracts may provide limited protection during adverse economic conditions, may result in economic penalties to us or permit the customer to terminate the contract.
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
Except for 36 of our employees at the CONSOL Marine Terminal who unionized in 2018, none of our employees are currently represented by a labor union or covered under a collective bargaining agreement, although many employers in our industry have employees who belong to a union. It is possible that employees at our other locations may join or seek recognition to form a labor union, or we may be required to become a labor agreement signatory. If some or all of our current non-union operations were to become unionized, we could incur an increased risk of work stoppages, reduced productivity and higher labor costs. Also, if we fail to maintain good relations with our employees at the CONSOL Marine Terminal, we could potentially experience labor disputes, work stoppages or other disruptions in the business of the CONSOL Marine Terminal, which could negatively impact the profitability of the CONSOL Marine Terminal, and accordingly, have a material adverse effect on our business, results of operations and financial condition.
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
The market price of our common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:
•our quarterly or annual earnings, or those of other companies in our industry;
•actual or anticipated fluctuations in our operating results;
•changes in earnings estimates by securities analysts or our ability to meet those estimates or our earnings guidance;
•the operating and stock price performance of other comparable companies;
•overall market fluctuations and domestic and worldwide economic conditions;
•volatility resulting from geopolitical events, inflation, changes in interest rates and other macroeconomic events; and
•other factors described in these “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock. As a result of these factors, holders of our common stock or other securities may not be able to resell their shares at or above the market price at which they purchased their shares or may not be able to resell them at all. In addition, price volatility with our common stock may be greater if trading volume is low.

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
We cannot guarantee the timing, amount, or payment of dividends on our common stock in the future or that we will continue to repurchase shares of our common stock or outstanding debt securities.
During 2022, we initiated the payment of quarterly dividends on our common stock. However, the payment and amount of any future dividend will be subject to the sole discretion of our board of directors and will depend upon many factors, including our financial condition and prospects, our capital requirements and access to capital markets, covenants associated with certain of our debt obligations, legal requirements and other factors that our board of directors may deem relevant, and there can be no assurance that we will pay dividends in the future in the amounts we have recently declared, or at all. We also have in place a program to repurchase, from time to time, the Company's outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025, in an aggregate amount of up to $600 million until December 31, 2024, subject to certain limitations in the Company's credit agreement, of which $373 million in capacity remains. Our repurchase program does not obligate us to repurchase any specific number of debt securities or shares of common stock and may be suspended from time to time or terminated at any time prior to its expiration. There can be no assurance that we will repurchase shares or debt securities under the repurchase program in the future in any particular amounts or at all. A reduction in, or elimination of, share repurchases could have a negative effect on the trading price of our common stock.
Your percentage of ownership in the Company may be diluted in the future.
Your percentage of ownership in us may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including, without limitation, equity awards that we may be granting to our directors, officers and employees. The Company filed an automatically effective shelf registration statement on Form S-3 with the SEC on February 11, 2022 that allows us to issue an indeterminate amount of securities including common stock, preferred stock, debt securities and warrants. The shelf registration statement is intended to provide the Company with increased financial flexibility and more efficient access to the capital markets. We cannot predict the effect, if any, that market sales of these securities or the availability of the securities will have on the prevailing market price of our common stock. Substantial sales of shares of our common stock or other securities into the public market, or the perception that those sales could occur, may cause the market price of our common stock to decline. Future issuances of our common stock, or other securities convertible into our common stock, may result in significant dilution to the proportionate ownership and voting power of our existing stockholders and could have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock.
It is anticipated that the compensation committee of the board of directors of the Company will continue to grant additional equity awards to Company employees and directors, from time to time, under the Company’s compensation and employee benefit plans. These additional awards will have a dilutive effect on the Company’s earnings per share, which could adversely affect the market price of the Company’s common stock.
In addition, our amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock, often called “blank check preferred stock,” having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock with respect to dividends and distributions, as our board of directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant the holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of our common stock.
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
The Company’s amended and restated certificate of incorporation and amended and restated by-laws and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with the Company’s board of directors rather than to attempt a hostile takeover. These provisions include, among others:
•the inability of our stockholders to act by written consent unless such written consent is unanimous;
•the inability of our stockholders to call special meetings;
•rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;
•the right of our board of directors to issue preferred stock without stockholder approval; and
•the ability of our directors, and not stockholders, to fill vacancies (including those resulting from an enlargement of our board of directors) on our board of directors.
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
Our certificate of incorporation provides that unless we consent in writing to the selection of an alternative forum, a state court sitting in the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware) will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for:
•any derivative action or proceeding brought on our behalf;
•any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders;
•any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our bylaws;
•any action asserting a claim that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein; or
•any action asserting an internal corporate claim as defined in Section 115 of the DGCL.
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

ITEM 1B.    Unresolved Staff Comments
None.
ITEM 2.    Properties
See “Mining Properties” in Item 1 of this Annual Report on Form 10-K for a description of our mining properties, incorporated herein by this reference. In addition to our mining properties referenced in the prior sentence, through our CONSOL Marine Terminal located in the Port of Baltimore, we provide coal and export terminal services. Our principal executive offices are located at 275 Technology Drive, Suite 101, Canonsburg, Pennsylvania 15317-9565. See the map under “Our Company” in Item 1 of this Annual Report on Form 10-K for the location of the Company's material properties.
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
ITEM 4.    Mine Safety Disclosures
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this annual report.

PART II
ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Shares of the Company's common stock are listed on the New York Stock Exchange and trade under the symbol “CEIX”. Trading of the Company's common stock began as “when-issued” trading on November 3, 2017 and began as “regular-way” trading on November 29, 2017.
As of February 1, 2023, there were 73 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.
The following performance graph compares CONSOL Energy's cumulative total shareholder return to that of the Company's peer group and the Standard & Poor's 500 Stock Index. The peer group, for the purposes of the information presented below, is comprised of Alliance Resource Partners LP, Arch Resources, Inc., Alpha Metallurgical Resources, Inc. (formerly known as Contura Energy, Inc.), Hallador Energy Company, Peabody Energy Corporation, Ramaco Resources, Inc., and Warrior Met Coal, Inc.
The graph above tracks the performance of an initial investment of $100 in CONSOL Energy's common stock and each member of the peer group and the Standard & Poor's 500 Stock Index, including the reinvestment of any dividends, from December 31, 2017 through December 31, 2022.

	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022
CONSOL Energy Inc.	100.0	80.3	36.8	18.3	57.6	170.0
S&P 500 Stock Index	100.0	93.8	120.9	140.6	178.4	143.8
Peer Group	100.0	85.5	56.7	37.2	116.2	257.5
The above information is being furnished pursuant to Regulation S-K, Item 201 (e) (Performance Graph).

Repurchases of Equity Securities
The following table sets forth repurchases of the Company's common stock during the three months ended December 31, 2022:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (000s omitted) (2)
October 1, 2022 - October 31, 2022	—	$—	—	$380,557	(3)
November 1, 2022 - November 30, 2022	—	$—	—	$380,557	(3)
December 1, 2022 - December 31, 2022	124,454	$64.18	124,454	$372,569	(3)
(1) In December 2017, CONSOL Energy's Board of Directors approved a program to repurchase, from time to time, the Company's outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025. Since the inception of the program, CONSOL Energy Inc.'s Board of Directors has amended the program on several separate occasions. As a result of such amendments, the Company may now repurchase up to $600 million of its stock and debt until December 31, 2024. As of February 10, 2023, approximately $373 million remained available under the stock and debt repurchase program. The repurchases will be effected from time to time on the open market or in privately negotiated transactions or under a Rule 10b5-1 plan. The program does not obligate CONSOL Energy to acquire any particular amount of its common stock or notes, and the program can be modified or suspended at any time at the Company's discretion.
(2) Management cannot estimate the number of shares that will be repurchased because purchases are made based upon the Company's stock price, the Company's financial outlook and alternative investment options.
(3) In December 2022, CONSOL Energy utilized approximately $7.988 million to repurchase its common stock.

Dividends
In the third quarter of the fiscal year ended December 31, 2022, the Company initiated an enhanced shareholder capital return program. The Company currently intends, subject to the discretion of the Company's Board of Directors, to return a planned aggregate range of approximately 35% to 50% of the Company's quarterly free cash flow in the form of dividends and/or repurchases of shares of common stock. However, the declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy's Board of Directors, and no assurance can be given that CONSOL Energy will continue to pay dividends in the future. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CONSOL Energy's financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. The Company's Senior Secured Credit Facilities and the Indenture to the Second Lien Notes limit CONSOL Energy's ability to pay dividends based on certain covenants.
See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information relating to CONSOL Energy's equity compensation plans.
ITEM 6.    [Reserved.]

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company's discussion and analysis includes a comparison of the year ended December 31, 2022 to the year ended December 31, 2021. A similar discussion and analysis that compares year ended December 31, 2021 to the fiscal year ended December 31, 2020 may be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Form 10-K for the year ended December 31, 2021, which is incorporated herein by reference.
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
COVID-19 led to an unprecedented decline in coal demand that began in the first half of 2020, largely driven by government-imposed shutdowns of non-essential businesses. Since then, the business environment has improved, resulting in higher demand for our product as government-imposed shutdowns and other COVID-19-related restrictions have been eased or lifted. However, imbalances in the global supply chain coupled with inflationary pressures have had both positive and negative impacts to our operations. The extent to which COVID-19 may impact our business depends on future developments that could arise if the pandemic were to again become an acute, severe risk. We expect that such developments could impact our results of operations, cash flows and financial condition. The Company will continue to take steps it believes are appropriate to mitigate the negative impacts of COVID-19 on its operations, liquidity and financial condition.
2022 Highlights:
•Coal shipments of 24.1 million tons.
•Debt repayments of $292.3 million – payments on Term Loan B, Second Lien Notes, Term Loan A and equipment-financed debt of $175.7 million, $50.0 million, $41.3 million and $25.3 million, respectively.
•Initiated enhanced shareholder return program in the third quarter, returning nearly $80.0 million to shareholders through dividends and share repurchases.
•Commissioned Itmann Preparation Plant in late September; the first train shipped on October 12, 2022.

Outlook for 2023:
Based on our current contracted position, estimated prices and production plans, we are providing the following financial and operating performance guidance for full fiscal year 2023:
•PAMC coal sales volume of 25.0-27.0 million tons
•PAMC average realized coal revenue per ton sold (1) of $78.00 - $84.00
•PAMC average cash cost of coal sold per ton (1) of $34.00-$36.00
•Itmann Mining Complex production volume of 0.4 million - 0.6 million tons
•Capital expenditures of $160 million to $185 million

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
Realized coal revenue, average realized coal revenue per ton sold, cost of coal sold, cash cost of coal sold, average cash cost of coal sold per ton, average margin per ton sold and average cash margin per ton sold normalize the volatility contained within comparable GAAP measures by adjusting for certain non-operating or non-cash transactions. We believe that adjusted EBITDA provides a helpful measure of comparing our operating performance with the performance of other companies that have different financing, capital structures and tax rates than ours. We believe realized coal revenue and average realized coal revenue per ton sold provide useful information to investors because they better reflect our earnings by including the settled costs (or gains) of our commodity derivatives for the period. Each of these non-GAAP metrics are used as supplemental financial measures by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:
•our operating performance as compared to the operating performance of other companies in the coal industry, without regard to financing methods, historical cost basis, tax rates or capital structure;
•the ability of our assets to generate sufficient cash flow;
•our ability to incur and service debt and fund capital expenditures;
•the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities; and
•the attractiveness of capital projects and acquisitions and the overall rates of return on alternative investment opportunities.
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

	Years Ended December 31,
	2022	2021
Total Costs and Expenses	$1,533,500	$1,223,540
Less: Freight Expense	(182,441)	(103,819)
Less: General and Administrative Costs	(116,696)	(87,161)
Less: (Loss) Gain on Debt Extinguishment	(5,623)	657
Less: Interest Expense	(52,640)	(63,342)
Less: Other Costs (Non-Production and non-PAMC)	(114,817)	(76,480)
Less: Depreciation, Depletion and Amortization (Non-Production and non-PAMC)	(37,021)	(29,355)
Cost of Coal Sold	$1,024,262	$864,040
Less: Depreciation, Depletion and Amortization (PAMC Production)	(189,857)	(195,228)
Cash Cost of Coal Sold	$834,405	$668,812
Total Tons Sold (in millions)	24.1	23.7
Average Cost of Coal Sold per Ton	$42.49	$36.43
Less: Depreciation, Depletion and Amortization Costs per Ton Sold	7.93	8.18
Average Cash Cost of Coal Sold per Ton	$34.56	$28.25
We evaluate our average realized coal revenue per ton sold, average margin per ton sold and average cash margin per ton sold on a per-ton basis. We define realized coal revenue as total coal revenue, net of settlements of commodity derivatives. We define average realized coal revenue per ton sold as total coal revenue, net of settlements of commodity derivatives divided by tons sold. We define average margin per ton sold as average realized coal revenue per ton sold, net of average cost of coal sold per ton. We define average cash margin per ton sold as average realized coal revenue per ton sold, net of average cash cost of coal sold per ton. The GAAP measure most directly comparable to realized coal revenue, average realized coal revenue per ton sold, average margin per ton sold and average cash margin per ton sold is total coal revenue.

The following table presents a reconciliation for the PAMC segment of realized coal revenue, average realized coal revenue per ton sold, average margin per ton sold and average cash margin per ton sold to total coal revenue, the most directly comparable GAAP financial measure, on a historical basis, for each of the periods indicated (in thousands, except per ton information).

	Years Ended December 31,
	2022	2021
Total Coal Revenue (PAMC Segment)	$1,973,884	$1,085,080
Less: Settlements of Commodity Derivatives	(289,228)	—
Total Realized Coal Revenue	1,684,656	1,085,080
Operating and Other Costs	949,222	745,292
Less: Other Costs (Non-Production and non-PAMC)	(114,817)	(76,480)
Total Cash Cost of Coal Sold	834,405	668,812
Add: Depreciation, Depletion and Amortization	226,878	224,583
Less: Depreciation, Depletion and Amortization (Non-Production and non-PAMC)	(37,021)	(29,355)
Total Cost of Coal Sold	$1,024,262	$864,040
Total Tons Sold (in millions)	24.1	23.7
Average Realized Coal Revenue per Ton Sold	$69.89	$45.75
Average Cash Cost of Coal Sold per Ton	34.56	28.25
Depreciation, Depletion and Amortization Costs per Ton Sold	7.93	8.18
Average Cost of Coal Sold per Ton	42.49	36.43
Average Margin per Ton Sold	27.40	9.32
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	7.93	8.18
Average Cash Margin per Ton Sold	$35.33	$17.50
We define adjusted EBITDA as (i) net income (loss) plus income taxes, interest expense and depreciation, depletion and amortization, as adjusted for (ii) certain non-cash items, such as stock-based compensation and fair value adjustments of commodity derivative instruments. The GAAP measure most directly comparable to adjusted EBITDA is net income (loss).

	For the Year Ended December 31, 2022
Dollars in thousands	PA Mining Complex	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$620,208	$41,223	$(194,452)	$466,979

Add: Income Tax Expense	—	—	101,458	101,458
Add: Interest Expense	—	6,116	46,524	52,640
Less: Interest Income	(1,857)	—	(4,174)	(6,031)
Earnings (Loss) Before Interest & Taxes (EBIT)	618,351	47,339	(50,644)	615,046

Add: Depreciation, Depletion & Amortization	200,320	4,604	21,954	226,878

Earnings (Loss) Before Interest, Taxes and DD&A (EBITDA)	$818,671	$51,943	$(28,690)	$841,924

Adjustments:
Add: Stock-Based Compensation	$6,628	$316	$946	$7,890
Add: Loss on Debt Extinguishment	—	—	5,623	5,623
Add: Equity Affiliate Adjustments	—	—	3,500	3,500
Less: Fair Value Adjustment of Commodity Derivative Instruments	(52,204)	—	—	(52,204)
Total Pre-tax Adjustments	(45,576)	316	10,069	(35,191)

Adjusted EBITDA	$773,095	$52,259	$(18,621)	$806,733

	For the Year Ended December 31, 2021
Dollars in thousands	PA Mining Complex	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$94,161	$32,251	$(92,302)	$34,110

Add: Income Tax Expense	—	—	1,297	1,297
Add: Interest Expense	1,710	6,141	55,491	63,342
Less: Interest Income	(90)	—	(3,197)	(3,287)
Earnings (Loss) Before Interest & Taxes (EBIT)	95,781	38,392	(38,711)	95,462

Add: Depreciation, Depletion & Amortization	206,727	4,834	13,022	224,583

Earnings (Loss) Before Interest, Taxes and DD&A (EBITDA)	$302,508	$43,226	$(25,689)	$320,045

Adjustments:
Add: Stock-Based Compensation	$5,768	$265	$599	$6,632
Less: Gain on Debt Extinguishment	—	—	(657)	(657)
Add: Pension Settlement	—	—	22	22
Add: Fair Value Adjustment of Commodity Derivative Instruments	52,204	—	—	52,204
Total Pre-tax Adjustments	57,972	265	(36)	58,201

Adjusted EBITDA	$360,480	$43,491	$(25,725)	$378,246

Results of Operations: Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021
Net Income
CONSOL Energy reported net income of $467 million for the year ended December 31, 2022, compared to net income of $34 million for the year ended December 31, 2021. CONSOL Energy reported adjusted EBITDA of $807 million for the year ended December 31, 2022, compared to adjusted EBITDA of $378 million for the year ended December 31, 2021. Net income increased $433 million in the period-to-period comparison primarily as a result of increased profitability at our mining operations directly related to rising coal prices, which was partially offset by increased costs due to inflationary pressures, fair value adjustments of commodity derivative instruments and an increase in income tax expense as a result of an improvement in pre-tax earnings. These changes are discussed in more detail below.

CONSOL Energy's business consists of the Pennsylvania Mining Complex and the CONSOL Marine Terminal segments, as well as various corporate and other business activities that are not allocated to the PAMC or the CONSOL Marine Terminal segments. The other business activities include the Itmann Mining Complex, the Greenfield Reserves and Resources, closed mine activities, general and administrative activities, interest expense and income taxes, as well as various other non-coal mining activities.
PAMC ANALYSIS:
The PAMC segment's principal activities consist of mining, preparation and marketing of bituminous coal, sold primarily to power generators, industrial end-users and metallurgical end-users. The segment also includes general and administrative costs, as well as various other activities assigned to the PAMC segment, but not included in the cost components on a per unit basis.
The PAMC segment had net income of $620 million for the year ended December 31, 2022, compared to net income of $94 million for the year ended December 31, 2021. The PAMC segment had adjusted EBITDA of $773 million for the year ended December 31, 2022, compared to adjusted EBITDA of $360 million for the year ended December 31, 2021. Included in 2022 net income and adjusted EBITDA were settlements of commodity derivative instruments at a loss of $289 million (see Note 21 - Derivatives in the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information). Variances are discussed below.

	For the Years Ended December 31,
(in millions)	2022	2021	Variance
Realized Coal Revenue:
Coal Revenue	$1,974	$1,085	$889
Settlements of Commodity Derivative Instruments	(289)	—	(289)
Total Realized Coal Revenue	1,685	1,085	600
Freight Revenue	178	104	74
Miscellaneous Income	—	22	(22)
Gain on Sale of Assets	27	1	26
Less:
Cash Cost of Coal Sold	834	669	165
Other Costs	19	14	5
Freight Expense	178	104	74
General and Administrative Costs	86	65	21
Adjusted EBITDA	$773	$360	$413

Coal Production
The table below presents total tons produced (in thousands) from the Pennsylvania Mining Complex for the periods indicated:

	For the Years Ended December 31,
Mine	2022	2021	Variance
Bailey	11,568	11,753	(185)
Enlow	6,292	6,809	(517)
Harvey	6,075	5,300	775
Total	23,935	23,862	73
The PAMC's coal production increased slightly in the period-to-period comparison due to improved demand for its coal, despite operational and geological issues and a challenged transportation environment, which weighed on the Company's production, particularly during the third quarter of 2022. The Company completed the development of its fifth longwall at the PAMC toward the end of the fourth quarter of 2022, and it is now fully operational.
Coal Operations
The PAMC segment's realized coal revenue and cost components on a per unit basis for these periods were as follows:

	For the Years Ended December 31,
	2022	2021	Variance
Total Tons Sold (in millions)	24.1	23.7	0.4
Average Realized Coal Revenue per Ton Sold (1)	$69.89	$45.75	$24.14

Average Cash Cost of Coal Sold per Ton (1)	$34.56	$28.25	$6.31
Depreciation, Depletion and Amortization Costs per Ton Sold (Non-Cash Cost)	7.93	8.18	(0.25)
Average Cost of Coal Sold per Ton (1)	$42.49	$36.43	$6.06
Average Margin per Ton Sold (1)	$27.40	$9.32	$18.08
Add: Depreciation, Depletion and Amortization Costs per Ton Sold	7.93	8.18	(0.25)
Average Cash Margin per Ton Sold (1)	$35.33	$17.50	$17.83
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
Coal Revenue and Realized Coal Revenue
Coal revenue and realized coal revenue were $1,974 million and $1,685 million for the year ended December 31, 2022, respectively, compared to $1,085 million and $1,085 million for the year ended December 31, 2021, respectively. As a result of continued global tightness of coal supply and higher electric power prices, coupled with higher prices for natural gas, which is a competitor to the Company's coal product, the Company realized higher pricing on its contracts, including domestic contracts, export contracts, and contracts that contain positive electric power price adjustments, during the year ended December 31, 2022. This higher pricing was partially offset by the settlement of certain commodity derivatives during the year, whereas during the prior year period, the Company did not settle any commodity derivatives.
Freight Revenue and Freight Expense
Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services to move its coal from the mine to the ultimate sales point. Freight revenue is completely offset by freight expense. Freight revenue and freight expense were both $178 million for the year ended December 31, 2022, compared to $104 million for the year ended December 31, 2021. The $74 million increase was primarily related to increased transportation costs, as well as an increase in fuel surcharges.

Miscellaneous Income
Miscellaneous income decreased $22 million in the period-to-period comparison due to the sale of certain mining rights during the year ended December 31, 2021, none of which occurred during the year ended December 31, 2022.
Gain on Sale of Assets
Gain on sale of assets increased $26 million in the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to the sale of certain coal assets.
Cash Cost of Coal Sold
Cash cost of coal sold includes items such as direct operating costs, royalties and production taxes, and direct administration costs. Total cash cost of coal sold was $834 million for the year ended December 31, 2022, or $165 million higher than the $669 million for the year ended December 31, 2021. Average cash cost of coal sold per ton was $34.56 for the year ended December 31, 2022, compared to $28.25 for the year ended December 31, 2021. The increase in the total cash cost of coal sold and average cash cost of coal sold per ton was primarily due to ongoing inflationary pressures on supplies, maintenance and contract labor, as well as multiple equipment failures and increased power costs due to elevated power prices. Additionally, the total cash cost of coal sold and average cash cost of coal sold per ton were impacted by the development work associated with the fifth longwall at the PAMC.
Other Costs
Other costs include items that are assigned to the PAMC segment but are not included in unit costs. Total other costs increased $5 million in the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was attributable to an increase in demurrage charges as well as other current year costs, none of which were individually significant.
General and Administrative Costs
The amount of general and administrative costs related to the PAMC segment were $86 million for the year ended December 31, 2022, compared to $65 million for the year ended December 31, 2021. The $21 million increase in the period-to-period comparison was primarily related to increased expense under the long-term incentive compensation plan incurred in the year ended December 31, 2022, due to the Company achieving certain financial metrics and a substantial increase in the Company's share price compared to the year ended December 31, 2021.
CONSOL MARINE TERMINAL ANALYSIS:
The CONSOL Marine Terminal segment provides coal export terminal services through the Port of Baltimore. The segment also includes general and administrative activities and interest expense, as well as various other activities assigned to the CONSOL Marine Terminal segment.
The CONSOL Marine Terminal segment had net income of $41 million for the year ended December 31, 2022, compared to net income of $32 million for the year ended December 31, 2021. The CONSOL Marine Terminal segment had adjusted EBITDA of $52 million for the year ended December 31, 2022, compared to adjusted EBITDA of $43 million for the year ended December 31, 2021.

	For the Years Ended December 31,
(in millions)	2022	2021	Variance
Terminal Revenue	$79	$65	$14
Miscellaneous Income	4	4	—
Less:
Operating and Other Costs	25	21	4
General and Administrative Costs	6	5	1
Adjusted EBITDA	52	43	9
Terminal revenue consists of fees charged for coal loaded at the CONSOL Marine Terminal, which is located in the Port of Baltimore, Maryland and provides access to international coal markets. Throughput volumes at the CONSOL Marine Terminal were 13.7 million tons in the year ended December 31, 2022, compared to 13.8 million tons in the year ended December 31, 2021. CONSOL Marine Terminal revenue was $79 million for the year ended December 31, 2022, compared to $65 million for the year ended December 31, 2021, as a result of an increase in the rates charged to transload coal at the Terminal due to increased export demand and commodity pricing strength. CONSOL Marine Terminal operating and other costs were $25 million for the year ended December 31, 2022, compared to $21 million for the year ended December 31, 2021. The increase was primarily due to ongoing inflationary pressures on supplies and service costs, increased power costs due to elevated power prices, and increased project expense associated with shutdown maintenance.
OTHER ANALYSIS:
The other segment includes revenue and expenses from various corporate and diversified business activities that are not allocated to the PAMC or the CONSOL Marine Terminal segments. The diversified business activities include the Itmann Mining Complex, the Greenfield Reserves and Resources, closed mine activities, general and administrative activities, interest expense and income taxes, as well as various other non-coal mining activities.
Other business activities had a loss before income tax of $93 million for the year ended December 31, 2022, compared to a loss before income tax of $91 million for the year ended December 31, 2021. Variances are discussed below.

	For the Years Ended December 31,
(in millions)	2022	2021	Variance
Revenue:
Coal Revenue - Itmann Mining Complex	$45	$7	$38
Freight Revenue - Itmann Mining Complex	4	—	4
Miscellaneous Income	18	12	6
Gain on Sale of Assets	8	11	(3)
Total Revenue and Other Income	75	30	45
Other Costs and Expenses:
Operating and Other Costs	71	42	29
Depreciation, Depletion and Amortization	22	13	9
Freight Expense	4	—	4
General and Administrative Costs	18	12	6
Loss (Gain) on Debt Extinguishment	6	(1)	7
Interest Expense	47	55	(8)
Total Other Costs and Expenses	168	121	47
Loss Before Income Tax	$(93)	$(91)	$(2)
Coal Revenue - Itmann Mining Complex
Coal revenue consists of the sale of coal mined during the development and operation of the Itmann No. 5 Mine located in Wyoming County, West Virginia, as well as the sale of third-party metallurgical coal purchased to blend with Itmann coal. The improvement is due to an increase in tons sold in the period-to-period comparison of 105 thousand tons, as well as a significant increase in the price of metallurgical coal. During the year ended December 31, 2022, average revenue on a per-ton basis was $219.44, compared to $70.40 for the year ended December 31, 2021.
Freight Revenue and Freight Expense - Itmann Mining Complex
Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services to move its coal from the mine to the ultimate sales point. Freight revenue is completely offset by freight expense. Freight revenue and freight expense were both $4 million for the year ended December 31, 2022. For the year ended December 31, 2021, the Company was not contractually obligated to provide transportation services under any of its contracts.

Miscellaneous Income
Miscellaneous income was $18 million for the year ended December 31, 2022, compared to $12 million for the year ended December 31, 2021. The change is due to the following items:

	For the Years Ended December 31,
	2022	2021	Variance
(in millions)
Royalty Income - Non-Operated Coal	$10	$8	$2
Interest Income	4	3	1
Other Income	4	1	3
Total Miscellaneous Income	$18	$12	$6
Gain on Sale of Assets
Gain on sale of assets decreased $3 million in the period-to-period comparison primarily due to a decrease in sales of various assets during the year ended December 31, 2022, compared to the year ended December 31, 2021.
Operating and Other Costs
Operating and other costs were $71 million for the year ended December 31, 2022, compared to $42 million for the year ended December 31, 2021. Operating and other costs increased in the period-to-period comparison due to the following items:

	For the Years Ended December 31,
(in millions)	2022	2021	Variance
Cost of Coal Sold - Itmann Mining Complex	$42	$7	$35
Employee-Related Legacy Liability Expense	7	9	(2)
Coal Reserve Holding Costs	6	9	(3)
Equity Affiliate Adjustments	4	—	4
Closed and Idle Mines	4	4	—
Other	8	13	(5)
Total Operating and Other Costs	$71	$42	$29
The Itmann Mining Complex's cost of coal sold is comprised of costs related to produced tons sold, development costs absorbed by the coal revenue generated during development, and costs incurred to purchase third-party metallurgical coal to blend with Itmann coal. The costs of coal sold include items such as direct development and operating costs, royalties and production taxes, third-party processing and hauling of raw coal and direct administration costs. The increase in cost of coal sold of $35 million is primarily due to the increased development costs absorbed by an increase in coal revenue and an increase in costs associated with interim third-party processing and hauling of raw coal.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization increased $9 million in the period-to-period comparison primarily due to variances in the adjustments to the Company's asset retirement obligations in the current year, as compared to the prior year.
General and Administrative Costs
The amount of general and administrative costs related to the Other segment was $18 million for the year ended December 31, 2022, compared to $12 million for the year ended December 31, 2021. The $6 million increase in the period-to-period comparison was primarily related to increased expense under the long-term incentive compensation plan incurred in the year ended December 31, 2022, due to the Company achieving certain financial metrics and a substantial increase in the Company's share price, compared to the year ended December 31, 2021.

Loss (Gain) on Debt Extinguishment
Loss on debt extinguishment of $6 million was recognized in the year ended December 31, 2022, due to accelerated payments made on the Company's Term Loan A and Term Loan B Facilities, as well as the open market repurchases and partial redemption of the Company's Second Lien Notes. Gain on debt extinguishment of $1 million was recognized in the year ended December 31, 2021, due to the open market repurchases of the Company's Second Lien Notes.
Interest Expense, net
Interest expense, net of amounts capitalized, decreased in the period-to-period comparison primarily due to the Company's continued de-leveraging efforts throughout the year ended December 31, 2022.
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
Asset Retirement Obligations
The Surface Mining Control and Reclamation Act established operational, reclamation and closure standards for all aspects of surface mining as well as most aspects of deep mining. CONSOL Energy accrues for the costs of current coal mine disturbance and final coal mine and gas well closure, including the cost of treating mine water discharge where necessary. Estimates of the Company's total asset retirement obligations, which are based upon permit requirements and CONSOL Energy engineering expertise related to these requirements, including the current portion, were approximately $252 million at December 31, 2022. This liability is reviewed annually, or when events and circumstances indicate an adjustment is necessary, by CONSOL Energy management and engineers. The estimated liability can significantly change if actual costs vary from assumptions or if governmental regulations change significantly.
Accounting for asset retirement obligations requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. For active locations, the present value of the estimated asset retirement obligations is capitalized as part of the carrying amount of the long-lived asset. For locations that have been fully depleted or closed, the present value of a change in the estimated value of the obligation is recorded directly to the consolidated statements of income. Asset retirement obligations primarily relate to the reclamation of land upon mine closure, the treatment of mine water discharge where necessary, and the plugging of gas wells acquired for mining purposes. Changes in the assumptions used to calculate the liabilities can have a significant effect on the asset retirement obligations. The amounts of assets and liabilities recorded are dependent upon a number of variables, including the estimated future expenditures, estimated mine lives, assumptions involving inflation rates and the assumed credit-adjusted risk-free interest rate.
Accounting for asset retirement obligations also requires depreciation of the capitalized asset retirement obligation and accretion of the asset retirement obligation over time. The depreciation will generally be determined on a units-of-production basis, whereas accretion will be recognized until the reclamation obligations are satisfied.
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

Income Taxes
Deferred tax assets and liabilities are recognized using enacted tax rates for the estimated future tax effects of temporary differences between the book and tax basis of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. All available evidence, both positive and negative, must be considered in determining the need for a valuation allowance. At December 31, 2022, CONSOL Energy had deferred tax liabilities in excess of deferred tax assets of approximately $22 million.
CONSOL Energy evaluates all tax positions taken on the state and federal tax filings to determine if the position is more likely than not to be sustained upon examination. For positions that meet the more likely than not to be sustained criteria, an evaluation to determine the largest amount of benefit, determined on a cumulative probability basis, that is more likely than not to be realized upon ultimate settlement is determined. A previously recognized tax position is reversed when it is subsequently determined that a tax position no longer meets the more likely than not threshold to be sustained. The evaluation of the sustainability of a tax position and the probable amount that is more likely than not is based on judgment, historical experience and on various other assumptions that CONSOL Energy believes are reasonable under the circumstances. The results of these estimates, that are not readily apparent from other sources, form the basis for recognizing an uncertain tax liability. Actual results could differ from those estimates upon subsequent resolution of identified matters. At December 31, 2022 and 2021, CONSOL Energy had liabilities for uncertain tax positions of $2 million and $4 million, respectively, recorded in Other Accrued Liabilities and Deferred Income Taxes.
The Company believes that accounting estimates related to income taxes are “critical accounting estimates” because the Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and exercise judgment regarding the amount of financial statement benefit to record for uncertain tax positions. When evaluating whether or not a valuation allowance must be established on deferred tax assets, the Company exercises judgment in determining whether it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of the evidence, a valuation allowance is needed, including carrybacks, tax planning strategies, reversal of deferred tax assets and liabilities and forecasted future taxable income. In making the determination related to uncertain tax positions, the Company considers the amounts and probabilities of the outcomes that could be realized upon ultimate settlement of an uncertain tax position using the facts, circumstances and information available at the reporting date to establish the appropriate amount of financial statement benefit. To the extent that an uncertain tax position or valuation allowance is established or increased or decreased during a period, the Company must include an expense or benefit within tax expense in the income statement. Future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions. At December 31, 2022, no valuation allowance has been recorded. At December 31, 2021, CONSOL had a valuation allowance related to net operating losses of $1 million.
Impairment of Long-Lived Assets
CONSOL Energy reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Long-lived assets are not reviewed for impairment unless an impairment indicator is noted. Examples of impairment indicators include:
•a significant decrease in the market price of a long-lived asset;
•a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition;
•a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action of assessment by a regulator;
•an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset;
•a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset; or
•a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The term more likely than not refers to a level of likelihood that is more than 50 percent.

The above factors are not all inclusive, and management routinely evaluates whether impairment indicators are present. If one or more of the above events or changes in circumstances occur, CONSOL Energy performs a recoverability test, which compares the projected undiscounted cash flows from the use and eventual disposition of a long-lived asset or asset group to its carrying value. Individual assets are grouped for impairment review purposes based on the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets. If the carrying value of a long-lived asset exceeds the future undiscounted cash flows expected from the asset, the amount of impairment recorded is measured as the difference between the asset's carrying value and the estimated fair value of the asset, determined using discounted future cash flows. The fair value of impaired assets is typically determined based on various factors, including the present values of expected future cash flows using a risk-adjusted discount rate, the marketability of coal properties and the estimated fair value of assets that could be sold or used at other operations.
Assumptions about sales, operating margins, capital expenditures and sales prices are based on the Company's forecasts, business plans, economic projections, and anticipated future cash flows. No indicators of impairment were present and, therefore, no impairment losses were recorded during the years ended December 31, 2022, 2021 and 2020.
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
We expect demand for our coal to remain elevated in the near future as a result of an overall increase in global demand resulting from the impact of Europe's energy imbalance, continued economic and industrial growth in Asia and depressed supply of high-Btu coal. This increase in global demand has also resulted in higher prices for coal globally. These elevated prices are bolstering the Company's cash flows, which has allowed the Company to accelerate debt reduction. As a result, interest expense and debt servicing costs are declining, and the Company's liquidity is increasing. Additionally, the preparation plant at the Itmann Mining Complex was commissioned in the third quarter of 2022. Now that the Itmann No. 5 mine and preparation plant are both operational, the increased volume of coal sold from the Itmann Mining Complex will further enhance the Company's cash flows. These factors will allow the Company to continue to opportunistically reduce its debt levels and return capital to shareholders in the form of dividends and/or stock repurchases. During the year ended December 31, 2022, the Company generated cash flows from operating activities of approximately $651 million and utilized a portion of operating cash flows to retire outstanding indebtedness. More specifically, the Company made debt repayments of $176 million, $50 million, $41 million and $25 million on its Term Loan B Facility, Second Lien Notes, Term Loan A Facility and equipment-financed debt, respectively. As of December 31, 2022, our total liquidity was $572 million, which comprises $273 million of cash and cash equivalents, the remaining capacity of $297 million on our revolving credit facility and the remaining capacity of $2 million on our securitization facility.

The Company is continuing to actively monitor the effects of the ongoing COVID-19 pandemic on its liquidity and capital resources. While many government-imposed shut-downs of non-essential businesses in the United States and abroad have been phased out, the reoccurrence of such restrictions could result in a decrease in demand for our coal, which could adversely affect our liquidity in future periods. Depressed demand for our coal may also result from a general recession or reduction in overall business activity, including a recession or business slow-down caused or exacerbated by significant increases in interest rates. A decrease in demand for our coal, the failure of our customers to purchase coal from us that they are obligated to purchase pursuant to existing contracts, or disruptions in the logistics chain preventing us from shipping our coal would have a material adverse effect on our results of operations and financial condition. During the 2021 and 2022 fiscal years, CONSOL Energy has encountered multiple transportation delays as a result of the disruption of the global supply chain and logistics infrastructure. However, our transportation partners are continuing to work through these issues and improve their staffing levels.

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

The Company started a capital construction project on the coarse refuse disposal area at the PAMC in 2017. The construction on the coarse refuse disposal area is now funded, in part, by the $75 million of tax-exempt solid waste disposal revenue bonds, the proceeds of which were loaned to the Company and which the Company expects to expend as qualified work is completed. Through the year ended December 31, 2022, the Company utilized restricted cash held in escrow in the amount of $39 million for qualified expenses. The Company has $36 million remaining in restricted cash associated with this financing that will be used to fund future spending on the coarse refuse disposal area. The Company also began construction of the Itmann No. 5 Mine in the second half of 2019; development mining began in April 2020, but the pace of the project was intentionally slowed to minimal capital spending due to the uncertainties surrounding the COVID-19 pandemic. The preparation plant was commissioned during the third quarter of 2022. The Company anticipates approximately 900 thousand tons per year of high-quality, low-vol coking coal production from the Itmann No. 5 Mine once it reaches its full run rate. The preparation plant also includes a rail loadout and the capability for processing up to an additional 750 thousand to 1 million third-party saleable tons annually. This potential third-party processing revenue is expected to provide an additional avenue of growth for the Company.
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
CONSOL Energy participates in the United Mine Workers of America (the “UMWA”) Combined Benefit Fund and the UMWA 1992 Benefit Plan for which benefits are reflected in the Company's consolidated financial statements when paid. These benefit arrangements may result in additional liabilities that are not recognized on the Consolidated Balance Sheet at December 31, 2022. The various multi-employer benefit plans are discussed in Note 17—Other Employee Benefit Plans in the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K. CONSOL Energy's total contributions under the Coal Industry Retiree Health Benefit Act of 1992 were $4 million and $5 million for the years ended December 31, 2022 and 2021, respectively. Based on available information at December 31, 2022, CONSOL Energy's aggregate obligation for the UMWA Combined Benefit Fund and 1992 Benefit Plan is estimated to be approximately $39 million. CONSOL Energy also uses a combination of surety bonds, corporate guarantees and letters of credit to secure its financial obligations for employee-related, environmental, performance and various other items which are not reflected on the Consolidated Balance Sheet at December 31, 2022. Management believes these items will expire without being funded. See Note 23—Commitments and Contingent Liabilities in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional details of the various financial guarantees that have been issued by CONSOL Energy.
Cash Flows (in millions)

	For the Years Ended For the Years Ended December 31,
	2022	2021	Change
Cash Provided by Operating Activities	$651	$306	$345
Cash Used in Investing Activities	$(142)	$(127)	$(15)
Cash Used in Financing Activities	$(380)	$(31)	$(349)
Cash provided by operating activities increased $345 million in the period-to-period comparison, primarily due to a $428 million increase in Adjusted EBITDA, a non-GAAP financial measure, offset by other working capital changes that occurred throughout both periods.

Cash used in investing activities increased $15 million in the period-to-period comparison. Capital expenditures increased $39 million primarily due to the acquisition of certain coal assets and the construction of a preparation plant near the Itmann No. 5 Mine. Further details regarding the Company's capital expenditures are set forth below. The remaining variance is due to asset sales and other investing activity.

	December 31,
	2022	2021	Change
Building and Infrastructure	$97	$62	$35
Equipment Purchases and Rebuilds	43	45	(2)
Solid Waste Disposal Project	15	18	(3)
IS&T Infrastructure	2	2	—
Other	15	6	9
Total Capital Expenditures	$172	$133	$39
Cash flows used in financing activities increased $349 million in the period-to-period comparison, primarily driven by a $190 million increase in net payments on indebtedness due to the Company's ongoing de-leveraging efforts. During the year ended December 31, 2021, the Company received $75 million in proceeds loaned to the Company from the issuance of Pennsylvania Economic Development Financing Authority tax-exempt solid waste disposal revenue bonds. No such proceeds were received during the year ended December 31, 2022, which contributed to the variance in the period-to-period comparison. Additionally, $71 million in dividend payments were made during the year ended December 31, 2022. No such payments were made during the year ended December 31, 2021.
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

Borrowings under the Company's Senior Secured Credit Facilities bore interest at a floating rate which was, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) an alternate base rate plus an applicable margin. The 2022 amendment provides that borrowings under the Senior Secured Credit Facilities will bear interest at a floating rate that is, at the Company's option, either (i) Secured Overnight Financing Rate (“SOFR”) plus the applicable SOFR Adjustment (as defined therein) depending on the applicable interest period plus an applicable margin or (ii) an alternate base rate plus an applicable margin.

The applicable margin for the Revolving Credit Facility depends on the total net leverage ratio, whereas the applicable margin for the TLB Facility is fixed. The 2020 amendment increased the applicable margin by 50 basis points on both the Revolving Credit Facility and the TLA Facility. The maturity date of the Revolving Credit Facility is July 2026 and the maturity date of the TLA Facility was March 28, 2023. The TLA Facility was paid in full on June 30, 2022. The TLB Facility's maturity date is September 28, 2024. In June 2019, the TLA Facility began amortizing in equal quarterly installments of (i) 3.75% of the original principal amount thereof, for four consecutive quarterly installments commencing with the quarter ended June 30, 2019, (ii) 6.25% of the original principal amount thereof for the subsequent eight quarterly installments commencing with the quarter ended June 30, 2020 and (iii) 8.75% of the original principal amount thereof for the quarterly installments thereafter, and the remaining balance was to have been due at final maturity. In June 2019, the TLB Facility began amortizing in equal quarterly installments in an amount equal to 0.25% per annum of the amended principal amount thereof, with the remaining balance due at final maturity.

Obligations under the Senior Secured Credit Facilities are guaranteed by (i) all owners of the PAMC held by the Company, (ii) any other members of the Company’s group that own any portion of the collateral securing the Revolving Credit Facility, and (iii) subject to certain customary exceptions and agreed materiality thresholds, all other existing or future direct or indirect wholly-owned restricted subsidiaries of the Company. The obligations are secured by, subject to certain exceptions (including a limitation of pledges of equity interests in certain subsidiaries and certain thresholds with respect to real property), a first-priority lien on (i) the Company’s interest in the Pennsylvania Mining Complex, (ii) the equity interests in the Partnership held by the Company (iii) the CONSOL Marine Terminal, (iv) the Itmann Mining Complex, and (v) the 1.4 billion tons of Greenfield Reserves and Resources. The Senior Secured Credit Facilities contain a number of customary affirmative covenants. In addition, the Senior Secured Credit Facilities contain a number of negative covenants, including (subject to certain exceptions) limitations on (among other things): indebtedness, liens, investments, acquisitions, dispositions, restricted payments, and prepayments of junior indebtedness. The 2020 amendment added additional conditions to be met for the covenants relating to investments in joint ventures, general investments, share repurchases, dividends, and repurchases of the Second Lien Notes (as defined below). The additional conditions require that there be no outstanding borrowings and no more than $200 million of outstanding letters of credit on the Revolving Credit Facility. Further restrictions apply to investments in joint ventures, share repurchases and dividends that require the total net leverage ratio shall not be greater than 2.00 to 1.00.
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

The Company's first lien gross leverage ratio was 0.13 to 1.00 at December 31, 2022. The Company's total net leverage ratio was 0.14 to 1.00 at December 31, 2022. The Company's fixed charge coverage ratio was 2.43 to 1.00 at December 31, 2022. Accordingly, the Company was in compliance with all of its financial covenants under the Senior Secured Credit Facilities as of December 31, 2022.
The TLB Facility also includes a financial covenant that requires the Company to repay a certain amount of its borrowings under the TLB Facility within ten business days after the date it files its Annual Report on Form 10-K with the SEC if the Company has excess cash flow (as defined in the credit agreement for the Senior Secured Credit Facilities) during the year covered by the applicable Annual Report on Form 10-K. The required repayment is equal to a certain percentage of the Company’s excess cash flow for such year, ranging from 0% to 75% depending on the Company’s total net leverage ratio, less the amount of certain voluntary prepayments made by the Company, if any, under the TLB Facility during such fiscal year. During the year ended December 31, 2021, CONSOL Energy made the required repayment of $5 million based on the amount of the Company's excess cash flow as of December 31, 2020. There was no repayment required with respect to the year ended December 31, 2021. As a result of achieving certain financial metrics, the Company is not required to make an excess cash flow payment with respect to the year ended December 31, 2022.

During the year ended December 31, 2019, the Company entered into interest rate swaps, which effectively converted $150 million of the TLB Facility's floating interest rate to a fixed interest rate for the twelve months ending December 31, 2020 and 2021, and $50 million of the TLB Facility's floating interest rate to a fixed interest rate for the twelve months ending December 31, 2022. The $50 million interest rate swap was settled in August 2022 with the change in the floating rate on the TLB Facility to SOFR from LIBOR.

The Senior Secured Credit Facilities contain customary events of default, including with respect to a failure to make payments when due, cross-default and cross-judgment default and certain bankruptcy and insolvency events.

At December 31, 2022, there were no borrowings outstanding under the Revolving Credit Facility and the facility is currently only used for providing letters of credit, with $103 million of letters of credit outstanding, leaving $297 million of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.
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
At December 31, 2022, eligible accounts receivable yielded $85 million of borrowing capacity. At December 31, 2022, the facility had no outstanding borrowings and approximately $83 million of letters of credit outstanding, leaving $2 million of unused capacity. Costs associated with the receivables facility totaled $1 million for the year ended December 31, 2022. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.

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
As of December 31, 2022, the Company has partially redeemed its Second Lien Notes at a redemption price of 102.75% of the stated principal outstanding in the amount of $25 million and announced an additional $25 million redemption at 102.75% that was settled on January 19, 2023. Prior to November 15, 2021, the Company was permitted to redeem all or a part of the Second Lien Notes at a redemption price equal to 100% of the principal amount thereof plus the Applicable Premium, as defined in the Indenture, plus accrued and unpaid interest, if any, to, but not including, the redemption date (subject to the rights of holders of the Second Lien Notes on the relevant record date to receive interest due on the relevant interest payment date).
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
Material Cash Requirements
CONSOL Energy expects to make payments of $34 million on its long-term debt obligations, including interest, in the next 12 months. Refer to Note 13 – Long-Term Debt for additional information concerning material cash requirements in future years. CONSOL Energy expects to make payments of $32 million on its operating and finance lease obligations, including interest, in the next 12 months. Refer to Note 14 – Leases for additional information concerning material cash requirements in future years. CONSOL Energy expects to make payments of $50 million on its employee-related long-term liabilities in the next 12 months. Refer to Note 15 – Pension and Other Postretirement Benefit Plans and Note 16 – Coal Workers’ Pneumoconiosis and Workers’ Compensation for additional information concerning material cash requirements in future years. CONSOL Energy believes it will be able to satisfy these material requirements with cash generated from operations, cash on hand, borrowings under the revolving credit facility and securitization facility, and, if necessary, cash generated from its ability to issue additional equity or debt securities.
Debt
At December 31, 2022, CONSOL Energy had total long-term debt and finance lease obligations of $388 million outstanding, including the current portion of long-term debt of $29 million. This long-term debt consisted of:
•An aggregate principal amount of $103 million of industrial revenue bonds which were issued to finance the CONSOL Marine Terminal, which bear interest at 5.75% per annum and mature in September 2025. Interest on the industrial revenue bonds is payable March 1 and September 1 of each year. Payment of the principal and interest on the notes is guaranteed by CONSOL Energy.
•An aggregate principal amount of $99 million of 11.00% Senior Secured Second Lien Notes due in November 2025. Interest on the notes is payable May 15 and November 15 of each year.
•An aggregate principal amount of $75 million of tax-exempt solid waste disposal revenue bonds, which were issued to finance the ongoing expansion of the coal refuse disposal area at the Central Preparation Plant, which bear interest at 9.00% per annum for an initial term of seven years and mature in April 2051. Interest on the tax-exempt solid waste disposal revenue bonds is payable on February 1 and August 1 of each year.
•An aggregate principal amount of $64 million in connection with the TLB Facility, due in September 2024. Borrowings under the TLB Facility bear interest at a floating rate.
•An aggregate principal amount of $37 million of finance leases with a weighted average interest rate of 6.53%.
•Advanced royalty commitments of $8 million with a weighted average interest rate of 8.09% per annum.
•An aggregate principal amount of $2 million of other debt arrangements.
At December 31, 2022, CONSOL Energy had no borrowings outstanding and approximately $103 million of letters of credit outstanding under the $400 million senior secured Revolving Credit Facility. At December 31, 2022, CONSOL Energy had no borrowings outstanding and approximately $83 million of letters of credit outstanding under the $100 million Securitization Facility.

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
During the year ended December 31, 2022, the Company spent approximately $26 million to retire $25 million of its Second Lien Notes. During the year ended December 31, 2022, the Company repurchased and retired 124,454 shares of common stock at an average price of $64.18 per share.
Total Equity and Dividends
Total equity attributable to CONSOL Energy was $1,166 million at December 31, 2022 and $673 million at December 31, 2021. See the Consolidated Statements of Stockholders' Equity in Item 8 of this Form 10-K for additional details.
The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy's Board of Directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CONSOL Energy's financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. The Company's Senior Secured Credit Facilities and the Indenture to the Second Lien Notes limit CONSOL Energy's ability to pay dividends based on certain covenants. At December 31, 2022, the available capacity from which the Company can pay dividends was approximately $336 million. The capacity available to pay future dividends will increase as the Company generates earnings and free cash flow, as defined within the Senior Secured Credit Facilities and the Indenture to the Second Lien Notes.

The Company paid the following dividends during the year ended December 31, 2022:

Per Share	Total Paid (000s omitted)	Payment Timing	Shareholder of Record Date
$1.00	$34,871	August 24, 2022	August 16, 2022
$1.05	$36,615	November 23, 2022	November 14, 2022

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
Commodity Price Risk
CONSOL Energy is exposed to market price risk in the normal course of selling coal. CONSOL Energy sells coal in the spot market and under both short-term and multi-year contracts that may contain prices subject to pre-established price adjustments that reflect (i) variances in the quality characteristics of coal delivered to the customer beyond threshold quality characteristics specified in the applicable sales contract, (ii) the actual calorific value of coal delivered to the customer, (iii) changes in electric power prices in the markets in which the Company's customers operate, as adjusted for any factors set forth in the applicable contract, and/or (iv) changes in published indices. CONSOL Energy has established risk management policies and procedures to strengthen the internal control environment of the marketing of commodities produced from its asset base.
The Company's primary method of mitigating commodity price volatility is through short-term and multi-year fixed-price contracts. During 2021, the Company initiated a targeted commodity price hedging strategy to mitigate pricing volatility inherent in a portion of the Company’s 2022 physical contracts, related to variable pricing and the Company’s spot export business, and secure future cash flows for export sales. The commodity market volatility has increased as demonstrated by significant market pricing increases throughout 2022. Loss on Commodity Derivatives, net during the year ended December 31, 2022 was $237 million. All of our hedging arrangements have been settled.
Interest Rate Risk
CONSOL Energy's interest expense is sensitive to changes in the general level of interest rates in the United States. At December 31, 2022, CONSOL Energy had $321 million aggregate principal amount of debt outstanding under fixed-rate instruments, including unamortized debt issuance costs of $3 million, and $63 million of debt outstanding under variable-rate instruments, including unamortized debt issuance costs of $1 million. CONSOL Energy's primary exposure to market risk for changes in interest rates relates to the Company's Senior Secured Credit Facilities. From time to time, we enter into hedging arrangements in an effort to limit our exposure to interest rate volatility. These hedging arrangements may reduce, but will not eliminate, the potential effects of changing interest rates on our cash flow from operations for the periods covered by these arrangements. Furthermore, while intended to help reduce the effects of volatile interest rates, such transactions, depending on the hedging instrument used, may limit our potential gains if interest rates were to fall substantially under the price established by the hedge. A hypothetical 100 basis-point increase in the average rate for CONSOL Energy's variable-rate instruments would decrease pre-tax future earnings by less than $1 million.
Foreign Exchange Rate Risk
All of CONSOL Energy’s transactions are denominated in U.S. dollars, and, as a result, any fluctuations in currency exchange rates would have no impact to the Company's current financial transactions. However, because coal is sold internationally in U.S. dollars, general economic conditions in foreign markets and changes in foreign currency exchange rates may provide the Company's international competitors with a competitive advantage. If CONSOL Energy's competitors' currencies decline against the U.S. dollar or against the Company's international customers' local currencies, those competitors may be able to offer lower prices for coal to the Company's customers on an exchanged adjusted basis. Furthermore, if the currencies of CONSOL Energy's overseas customers were to significantly decline in value in comparison to the U.S. dollar, those customers may seek decreased prices for the coal the Company sells to them. Consequently, currency fluctuations could adversely affect the competitiveness of CONSOL Energy's coal in international markets.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of CONSOL Energy Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CONSOL Energy Inc. and Subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 10, 2023 expressed an unqualified opinion thereon.
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

Asset Retirement Obligations - Closed Mines

Description of the Matter
CONSOL Energy accrues for the costs of current coal mine disturbance and final coal mine and gas well closure, including the cost of treating mine water discharge where necessary. Estimates of the Company’s asset retirement obligations are based upon permit requirements and CONSOL Energy’s assessment of these requirements. The total asset retirement obligations, including the current portion, were approximately $252 million at December 31, 2022. This liability is reviewed annually, or when events and circumstances indicate an adjustment is necessary, by CONSOL Energy management and engineers. The estimated liability can significantly change if actual costs vary from the assumptions used in estimating the obligation or if governmental regulations change significantly. As discussed in Note 1 and Note 8 of the consolidated financial statements, the Company’s accounting for asset retirement obligations requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. For active locations, the present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. For locations that have been fully depleted, or closed, the present value of a change in the estimated value of the obligation is recorded directly to the consolidated statements of income.
Auditing the amounts recorded for closed-mine asset retirement obligations is complex and judgmental due to the estimation that is required to determine the value of the asset retirement obligation associated with closed mines. In particular, the estimation of the value of the asset retirement obligation is dependent upon a number of factors, including the estimated future expenditures, estimated mine life, inflation rates and the assumed credit-adjusted risk-free interest rate.

How We Addressed the Matter in Our Audit
We tested controls that address the risk of material misstatement relating to the measurement of the closed-mine asset retirement obligation. For example, we tested controls over management’s review of the estimates of asset retirement obligations for closed mines, management’s review over the timing and amount of expected asset retirement costs and management’s review over the assumptions discussed above.
To test the closed-mine asset retirement obligation, our audit procedures included, among others, assessing the methodology used, testing the significant assumptions discussed above and testing the underlying data used by the Company in its analyses. We compared the assumptions used in developing the inflation rate and credit-adjusted risk-free rate used by management to historical trends, published reports and publicly available information. We compared the expected amounts and timing of future expenditures to historical data and evaluated the changes in those amounts. For example, we evaluated management’s methodology for determining the amount and timing of asset retirement obligation costs which is utilized to measure the asset retirement obligation, to current year activity, published pricing data and historical amounts. In addition, we involved our specialist to assist in our evaluation of management’s estimates of the closed mine asset retirement obligation, including review of assumptions, regulatory requirements, reclamation plans, estimated future expenditures, and engineering drawings for consistency with permit requirements. We also tested the completeness and accuracy of the data used in the estimation of the Company’s asset retirement obligations related to closed mines.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2017.
Pittsburgh, Pennsylvania
February 10, 2023

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2022	2021	2020
Revenue and Other Income:
Coal Revenue	$2,018,662	$1,092,022	$772,662
Terminal Revenue	78,915	65,193	66,810
Freight Revenue	182,441	103,819	39,990
Loss on Commodity Derivatives, net	(237,024)	(52,204)	—
Miscellaneous Other Income (Note 4)	24,354	38,394	126,886
Gain on Sale of Assets	34,589	11,723	15,295
Total Revenue and Other Income	2,101,937	1,258,947	1,021,643
Costs and Expenses:
Operating and Other Costs	949,222	745,292	668,199
Depreciation, Depletion and Amortization	226,878	224,583	210,760
Freight Expense	182,441	103,819	39,990
General and Administrative Costs	116,696	87,161	72,102
Loss (Gain) on Debt Extinguishment	5,623	(657)	(21,352)
Interest Expense	52,640	63,342	61,186
Total Costs and Expenses	1,533,500	1,223,540	1,030,885
Earnings (Loss) Before Income Tax	568,437	35,407	(9,242)
Income Tax Expense (Note 6)	101,458	1,297	3,972
Net Income (Loss)	466,979	34,110	(13,214)
Less: Net Loss Attributable to Noncontrolling Interest	—	—	(3,459)
Net Income (Loss) Attributable to CONSOL Energy Inc. Stockholders	$466,979	$34,110	$(9,755)

Earnings (Loss) per Share:
Total Basic Earnings (Loss) per Share	$13.41	$0.99	$(0.37)
Total Dilutive Earnings (Loss) per Share	$13.07	$0.96	$(0.37)

Dividends Declared per Common Share	$2.05	$—	$—
The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Net Income (Loss)	$466,979	$34,110	$(13,214)
Other Comprehensive Income (Loss):
Actuarially Determined Long-Term Liability Adjustments:
Amortization of Prior Service Credits (net of tax: $561, $601, $619)	(1,844)	(1,804)	(1,786)
Recognized Net Actuarial Loss (net of tax: $(2,459), $(5,122), $(5,596))	8,076	15,374	16,161
Settlement Loss Recognized (net of tax: $0, $(6), $0)	—	16	—
Other Comprehensive Gain (Loss) before Reclassifications (net of tax: $(30,516), $(21,979), $109)	99,164	65,617	(145)
Unrecognized Gain (Loss) on Derivatives:
Unrealized Gain (Loss) on Cash Flow Hedges (net of tax: $116, $596, $674)	401	1,721	(2,004)
Other Comprehensive Income	105,797	80,924	12,226

Comprehensive Income (Loss)	$572,776	$115,034	$(988)

Less: Comprehensive Loss Attributable to Noncontrolling Interest	—	—	(3,400)

Comprehensive Income Attributable to CONSOL Energy Inc. Stockholders	$572,776	$115,034	$2,412
The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and Cash Equivalents	$273,070	$149,913
Restricted Cash - Current	40,366	32,605
Accounts and Notes Receivable
Trade Receivables, net	158,127	104,099
Other Receivables, net	38,517	11,631
Inventories (Note 9)	66,290	62,876
Prepaid Expenses	22,113	25,216
Total Current Assets	598,483	386,340
Property, Plant and Equipment (Note 10):
Property, Plant and Equipment	5,408,577	5,250,805
Less—Accumulated Depreciation, Depletion and Amortization	3,448,495	3,272,255
Total Property, Plant and Equipment—Net	1,960,082	1,978,550
Other Assets:
Deferred Income Taxes (Note 6)	—	57,011
Right of Use Asset - Operating Leases (Note 14)	19,799	21,956
Restricted Cash - Non-current	13,516	15,688
Salary Retirement (Note 15)	38,548	38,947
Other Noncurrent Assets, net	73,949	75,025
Total Other Assets	145,812	208,627
TOTAL ASSETS	$2,704,377	$2,573,517
The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2022	December 31, 2021
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$130,232	$76,557
Current Portion of Long-Term Debt (Note 13)	28,846	57,332
Operating Lease Liability, Current Portion (Note 14)	4,922	6,682
Commodity Derivatives (Note 21)	15,142	52,204
Other Accrued Liabilities (Note 12)	269,656	252,457
Total Current Liabilities	448,798	445,232
Long-Term Debt:
Long-Term Debt (Note 13)	342,110	568,052
Finance Lease Obligations (Note 14)	13,225	26,598
Total Long-Term Debt	355,335	594,650
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions (Note 15)	232,593	329,659
Pneumoconiosis Benefits (Note 16)	148,390	203,473
Asset Retirement Obligations (Note 8)	221,858	210,718
Workers’ Compensation (Note 16)	40,951	58,148
Salary Retirement (Note 15)	20,585	26,013
Operating Lease Liability (Note 14)	15,073	15,274
Deferred Income Taxes (Note 6)	21,914	—
Other Noncurrent Liabilities	33,054	17,537
Total Deferred Credits and Other Liabilities	734,418	860,822
TOTAL LIABILITIES	1,538,551	1,900,704
Stockholders’ Equity:
Common Stock, $0.01 Par Value; 62,500,000 Shares Authorized, 34,746,904 Shares Issued and Outstanding at December 31, 2022; 34,480,181 Shares Issued and Outstanding at December 31, 2021	347	345
Capital in Excess of Par Value	646,237	646,945
Retained Earnings	668,882	280,960
Accumulated Other Comprehensive Loss	(149,640)	(255,437)
TOTAL EQUITY	1,165,826	672,813
TOTAL LIABILITIES AND EQUITY	$2,704,377	$2,573,517
The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total CONSOL Energy Inc. Stockholders' Equity	Non- Controlling Interest	Total Equity
December 31, 2019	$259	$523,762	$259,903	$(348,725)	$435,199	$137,196	$572,395
Net Loss	—	—	(9,755)	—	(9,755)	(3,459)	(13,214)
Actuarially Determined Long-Term Liability Adjustments (Net of $(4,868) Tax)	—	—	—	14,171	14,171	59	14,230
Interest Rate Hedge (Net of ($674) Tax)	—	—	—	(2,004)	(2,004)	—	(2,004)
Comprehensive (Loss) Income	—	—	(9,755)	12,167	2,412	(3,400)	(988)
Adoption of ASU 2016-13 (Net of ($1,109) Tax)	—	—	(3,298)	—	(3,298)	—	(3,298)
Issuance of Common Stock	2	(2)	—	—	—	—	—
Amortization of Stock-Based Compensation Awards	—	11,161	—	—	11,161	418	11,579
Shares/Units Withheld for Taxes	—	(646)	—	—	(646)	(217)	(863)
Distributions to Noncontrolling Interest	—	—	—	—	—	(5,575)	(5,575)
CCR Merger	79	108,612	—	—	108,691	(128,422)	(19,731)
December 31, 2020	$340	$642,887	$246,850	$(336,558)	$553,519	$—	$553,519
Net Income	—	—	34,110	—	34,110	—	34,110
Actuarially Determined Long-Term Liability Adjustments (Net of ($26,506) Tax)	—	—	—	79,203	79,203	—	79,203
Interest Rate Hedge (Net of ($596) Tax)	—	—	—	1,721	1,721	—	1,721
Comprehensive Income	—	—	34,110	80,924	115,034	—	115,034
Issuance of Common Stock	5	(5)	—	—	—	—	—
Amortization of Stock-Based Compensation Awards	—	6,632	—	—	6,632	—	6,632
Shares Withheld for Taxes	—	(2,303)	—	—	(2,303)	—	(2,303)
CCR Merger	—	(266)	—	197	(69)	—	(69)
December 31, 2021	$345	$646,945	$280,960	$(255,437)	$672,813	$—	$672,813
Net Income	—	—	466,979	—	466,979	—	466,979
Actuarially Determined Long-Term Liability Adjustments (Net of ($32,414) Tax)	—	—	—	105,396	105,396	—	105,396
Interest Rate Hedge (Net of ($116) Tax)	—	—	—	401	401	—	401
Comprehensive Income	—	—	466,979	105,797	572,776	—	572,776
Issuance of Common Stock	4	(4)	—	—	—	—	—
Repurchases of Common Stock (124,454 Shares)	(2)	(2,333)	(5,653)	—	(7,988)	—	(7,988)
Amortization of Stock-Based Compensation Awards	—	7,890	—	—	7,890	—	7,890
Shares Withheld for Taxes	—	(6,261)	—	—	(6,261)	—	(6,261)
Dividends on Common Shares ($2.05/share)	—	—	(71,486)	—	(71,486)	—	(71,486)
Dividend Equivalents Earned on Stock-Based Compensation Awards	—	—	(1,918)	—	(1,918)	—	(1,918)
December 31, 2022	$347	$646,237	$668,882	$(149,640)	$1,165,826	$—	$1,165,826
The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities:
Net Income (Loss)	$466,979	$34,110	$(13,214)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	226,878	224,583	210,760
Stock/Unit-Based Compensation	7,890	6,632	11,579
Gain on Sale of Assets	(34,589)	(11,723)	(15,295)
Amortization of Debt Issuance Costs	8,314	8,552	7,447
Loss (Gain) on Debt Extinguishment	5,623	(657)	(21,352)
Deferred Income Taxes	49,387	(14,760)	11,685
Other Adjustments to Net Income	3,880	644	1,251
Changes in Operating Assets:
Trade and Other Receivables	(52,577)	44,707	11,130
Inventories	(3,020)	(6,676)	(2,069)
Prepaid Expenses and Other Assets	2,883	229	7,574
Changes in Other Assets	(26,063)	(13,797)	(21,058)
Changes in Operating Liabilities:
Accounts Payable	39,235	11,473	(30,759)
Commodity Derivatives, net Liability	(37,062)	52,204	—
Other Operating Liabilities	14,453	27,461	(2,915)
Changes in Other Liabilities	(21,221)	(57,413)	(25,433)
Net Cash Provided by Operating Activities	650,990	305,569	129,331
Cash Flows from Investing Activities:
Capital Expenditures	(171,506)	(132,752)	(86,004)
Proceeds from Sales of Assets	21,538	13,572	9,899
Other Investing Activity	7,790	(8,181)	(229)
Net Cash Used in Investing Activities	(142,178)	(127,361)	(76,334)
Cash Flows from Financing Activities:
Proceeds from Finance Lease Obligations	—	—	19,314
Payments on Finance Lease Obligations	(24,511)	(27,447)	(28,295)
Payments on Term Loan A	(41,250)	(25,000)	(22,500)
Payments on Term Loan B	(175,687)	(30,911)	(2,750)
Payments on Second Lien Notes	(52,074)	(17,092)	(32,064)
Proceeds from Long-Term Debt	—	75,000	—
Payments on Other Debt	(840)	(731)	(705)
Distributions to Noncontrolling Interest	—	—	(5,575)
Shares/Units Withheld for Taxes	(6,261)	(2,303)	(863)
Debt Issuance and Financing Fees	(7,957)	(2,368)	(9,002)
Dividends	(71,486)	—	—
Net Cash Used in Financing Activities	(380,066)	(30,852)	(82,440)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	128,746	147,356	(29,443)

Cash and Cash Equivalents and Restricted Cash at Beginning of Period	198,206	50,850	80,293
Cash and Cash Equivalents and Restricted Cash at End of Period	$326,952	$198,206	$50,850

Cash and Cash Equivalents	$273,070	$149,913	$50,850
Restricted Cash - Current	40,366	32,605	—
Restricted Cash - Non-current	13,516	15,688	—
Cash and Cash Equivalents and Restricted Cash at End of Period	$326,952	$198,206	$50,850

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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as various disclosures. Actual results could differ from those estimates. The most significant estimates included in the preparation of the consolidated financial statements are related to asset retirement obligations, income taxes and impairment of long-lived assets. However, the consolidated financial statements contain additional estimates, including, but not limited to, other postretirement benefits, coal workers' pneumoconiosis, workers' compensation, salary retirement benefits, stock-based compensation, contingencies and the values of coal properties.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term securities with original maturities of three months or less.
Restricted Cash
Restricted cash includes the unused proceeds of tax-exempt bonds issued by the Pennsylvania Economic Development Financing Authority (“PEDFA”). Restricted cash also represents cash collateral supporting the Company's surety bond portfolio and letters of credit issued under the Company's accounts receivable securitization program. As of December 31, 2022, the Company had $53,882 in restricted cash. As of December 31, 2021, the Company had $48,293 in restricted cash.
Trade Receivables and Allowance for Credit Losses
Trade receivables are recorded at the invoiced amount and do not bear interest. Trade credit is extended based upon evaluations of each customer's ability to perform its obligations, which is assessed regularly. See Note 7 - Credit Losses for additional information regarding the Company's measurement of expected credit losses. There were no material financing receivables with a contractual maturity greater than one year at December 31, 2022 and 2021.
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
Coal reserves are either owned in fee or controlled by lease. The duration of the leases vary; however, the lease terms are generally extended automatically to the exhaustion of economically recoverable reserves, as long as active mining continues. Coal interests held by lease provide the same rights as fee ownership for mineral extraction and are legally considered real property interests. Depletion of leased coal interests is computed using the units-of-production method over recoverable coal reserves. The Company also makes advance payments (advanced mining royalties) to lessors under certain lease agreements that are recoupable against future production, and it makes payments that are generally based upon a specified rate per ton or a percentage of gross realization from the sale of the coal. The Company evaluates its properties, including advance mining royalties and leased coal interests, for impairment indicators whenever events or circumstances indicate that the carrying amount may not be recoverable. Any revisions are accounted for prospectively as changes in accounting estimates
Costs to obtain coal lands are capitalized based on the cost at acquisition and are amortized using the units-of-production method over all estimated recoverable reserve tons assigned and accessible to the mine. Recoverable coal reserves are estimated on a clean coal ton equivalent, which excludes nonrecoverable coal reserves and anticipated central preparation plant processing refuse. Rates are updated when revisions to coal reserve estimates are made. Coal reserve estimates are reviewed when events and circumstances indicate a reserve change is needed, or at a minimum once a year. Amortization of coal interests begins when the coal reserve is produced. At an underground mine, a ton is considered produced once it reaches the surface area of the mine. Any material effect from changes in estimates is disclosed in the period the change occurs.
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
Capitalization of Interest
Interest costs associated with the development of significant properties and projects are capitalized until the project is substantially complete and ready for its intended use. A weighted average cost of borrowing rate is used. For the years ended December 31, 2022, 2021 and 2020, capitalized interest totaled $5,425, $2,425 and $1,911, respectively.

Impairment of Long-lived Assets
Impairment of long-lived assets or asset groups is recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' or asset groups' carrying value. The carrying value of the assets is then reduced to its estimated fair value which is usually measured based on an estimate of future discounted cash flows. There were no indicators of impairment and, therefore, no impairment losses were recorded during the years ended December 31, 2022, 2021 and 2020.
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
Asset Retirement Obligations
Mine closing costs and costs associated with dismantling and removing de-gasification facilities are accrued using the accounting treatment prescribed by the Asset Retirement and Environmental Obligations Topic of the FASB Accounting Standards Codification. This topic requires the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. For active locations, the present value of the estimated asset retirement obligation is capitalized as part of the carrying amount of the long-lived asset. For locations that have been fully depleted or closed, the present value of the change is recorded directly to the consolidated statements of income. Generally, the capitalized asset retirement obligation is depreciated on a units-of-production basis. Accretion of the asset retirement obligation is recognized over time and until the reclamation obligations are satisfied. Accretion is included in Depreciation, Depletion and Amortization on the Consolidated Statements of Income. Asset

retirement obligations primarily relate to the closure of mines, which includes treatment of water and the reclamation of land upon exhaustion of coal reserves. Accrued mine closing costs, perpetual water treatment costs, reclamation and costs associated with dismantling and removing de-gasification facilities are regularly reviewed by management and are revised for changes in future estimated costs and regulatory requirements.
Subsidence
Subsidence occurs when there is sinking or shifting of the ground surface due to the removal of underlying coal. Areas affected may include, although are not limited to, streams, property, roads, pipelines and other land and surface structures. Total estimated subsidence claims are recognized in the period when the related coal has been extracted and are included in Operating and Other Costs on the Consolidated Statements of Income and Other Accrued Liabilities on the Consolidated Balance Sheets. On occasion, CONSOL Energy prepays the estimated damages prior to undermining the property, in return for a release of liability. Prepayments are included as assets and are either recognized as Prepaid Expenses or in Other Assets on the Consolidated Balance Sheets if the payment is made less than or greater than one year, respectively, prior to undermining the property.
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
Stock-Based Compensation
Eligible CONSOL Energy employees have historically participated in equity-based compensation plans. CONSOL Energy recognizes compensation expense for all stock-based compensation awards based on the grant date fair value estimated in accordance with the provisions of the Stock Compensation Topic of the FASB Accounting Standards Codification. CONSOL Energy recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the award's vesting term. See Note 18 - Stock-Based Compensation for additional information.
Revenue Recognition
Revenues are recognized when the performance obligation has been satisfied, and the corresponding transaction price has been determined. Generally, title passes when coal is loaded at the coal preparation facility, at terminal locations or other customer destinations. The Company's coal contract revenue per ton is fixed and determinable based upon either fixed forward pricing or pricing derived from established indices and adjusted for nominal quality characteristics. Some coal contracts also contain positive electric power price-related adjustments, which represent market-driven price adjustments, wherein no additional value is exchanged, in addition to a fixed base price per ton. The Company’s coal contracts generally do not allow for retroactive adjustments to pricing after title to the coal has passed and typically do not have significant financing components. See Note 3 - Revenue from Contracts with Customers for additional information.
Freight Revenue and Expense
Shipping and handling costs invoiced to coal customers and paid to third-party carriers are recorded as Freight Revenue and Freight Expense, respectively.
Contingencies
From time to time, CONSOL Energy, or its subsidiaries, may be subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations (including environmental remediation), employment and contract disputes, and other claims and actions arising out of the normal course of business. Liabilities are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Estimates are developed through consultation with legal counsel involved in the defense of these matters and are based upon the nature of the lawsuit, progress of the case in court, view of legal counsel, prior experience in similar matters and management's intended response. Environmental liabilities are not discounted or reduced by possible recoveries from third-parties. Legal fees associated with defending these various lawsuits and claims are expensed when incurred.

Derivative Instruments
The Company utilizes derivative instruments to manage exposures to interest rate risk on long-term debt. The Company enters into interest rate swaps in order to achieve a mix of fixed and variable rate debt that it deems appropriate. These interest rate swaps have been designated as cash flow hedges of future variable interest payments and are accounted for as an asset or a liability in the accompanying Consolidated Balance Sheets at their fair value. The Company may, from time to time, also utilize derivative instruments to manage exposure to the risk of fluctuating coal prices related to forecasted or index-priced sales of coal or to the risk of changes in the fair value of a fixed price physical sales contract. The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market in order to manage its exposure to coal prices. The Company does not seek cash flow hedge accounting treatment for its coal-related derivative financial instruments and therefore, changes in fair value are reflected in current earnings (see Note 21 - Derivatives and Note 22 - Fair Value of Financial Instruments for additional information).
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
The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive:

	For the Years Ended December 31,
	2022	2021	2020
Anti-Dilutive Restricted Stock Units	942	45,653	1,400,950
Anti-Dilutive Performance Share Units	—	—	110,470
	942	45,653	1,511,420

The computations for basic and dilutive earnings (loss) per share are as follows:

Dollars in thousands, except per share data	For the Years Ended December 31,
	2022	2021	2020
Numerator:
Net Income (Loss)	$466,979	$34,110	$(13,214)
Less: Net Loss Attributable to Noncontrolling Interest	—	—	(3,459)
Net Income (Loss) Attributable to CONSOL Energy Inc. Stockholders	$466,979	$34,110	$(9,755)

Denominator:
Weighted-average shares of common stock outstanding	34,811,906	34,404,360	26,066,971
Effect of dilutive shares *	906,349	984,198	—
Weighted-average diluted shares of common stock outstanding	35,718,255	35,388,558	26,066,971

Earnings (Loss) per Share:
Basic	$13.41	$0.99	$(0.37)
Dilutive	$13.07	$0.96	$(0.37)
* During periods in which the Company incurs a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of all equity awards is anti-dilutive.
As of December 31, 2022, CONSOL Energy has 500,000 shares of preferred stock authorized, none of which are issued or outstanding.
Shares of common stock outstanding were as follows:

	2022	2021	2020
Balance, Beginning of Year	34,480,181	34,031,374	25,932,618
Issuance Related to CCR Merger (1)	—	—	7,967,690
Retirement Related to Stock Repurchase (2)	(124,454)	—	—
Issuance Related to Stock-Based Compensation (3)	391,177	448,807	131,066
Balance, End of Year	34,746,904	34,480,181	34,031,374
(1) See Note 2 - Major Transactions for additional information.
(2) See Note 5 - Stock and Debt Repurchases for additional information.
(3) See Note 18 - Stock-Based Compensation for additional information.
Recent Accounting Pronouncements
In March 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-02 - Financial Instruments—Credit Losses (Topic 326). The amendments in this update eliminate the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The amendments in this update require that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Management is currently evaluating the impact of this guidance, but does not expect this update to have a material impact on the Company's financial statements.

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
Reclassifications
Certain amounts in prior periods have been reclassified to conform with the report classifications of the current period, including (1) the reclassification of the current portion of the Company's commodity derivatives liability, previously included in Other Accrued Liabilities on the Consolidated Balance Sheets; (2) the reclassification of accrued income taxes to Other Accrued Liabilities, previously included in Accounts Payable on the Consolidated Balance Sheets; and (3) the reclassification of certain expenses to Operating and Other Costs, previously included in General and Administrative Costs on the Consolidated Statements of Income. These reclassifications had no effect on previously reported total assets, stockholders' equity, net income or cash flows from operating activities.
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
The Company incurred $9,822 of transaction costs directly attributable to the CCR Merger during the year ended December 31, 2020, including financial advisory, legal service and other professional fees, which were recorded to General and Administrative Costs in the Consolidated Statements of Income.
Settlement Transaction with Murray Energy
On September 16, 2020, CONSOL entered into a settlement transaction with (i) Murray Energy Holdings Co., Murray Energy Corporation, and their direct and indirect subsidiaries (such entities that are debtors in possession in Murray Energy Holdings Co.’s jointly administered Chapter 11 bankruptcy cases) and (ii) ACNR Holdings, Inc. to fully and finally resolve the disputes raised in the litigation captioned CONSOL Energy Inc. v Murray Energy Holdings Co., et al., Adversary Case 2:20-ap-02036, arising out of Murray Energy Holdings Co.'s bankruptcy proceedings and any and all other disputes, controversies, or causes of action between and among them. The underlying agreements and compromises, which have been memorialized in definitive documentation, were treated as a single, integrated transaction. As of December 31, 2022, this single, integrated transaction resulted in $4,867 of Other Receivables, net, and $17,278 of Other Assets, net, included in the Consolidated Balance Sheets. As of December 31, 2021, this single, integrated transaction resulted in $4,867 of Other Receivables, net, and $19,790 of Other Assets, net, included in the Consolidated Balance Sheets. See Note 23 - Commitments and Contingent Liabilities with respect to additional information relating to certain liabilities of the Company under the Coal Act (as defined below).
NOTE 3—REVENUE FROM CONTRACTS WITH CUSTOMERS:
The following tables disaggregate CONSOL Energy's revenue from contracts with customers to depict how the nature, amount, timing and uncertainty of the Company's revenues and cash flows are affected by economic factors:

	For the Year Ended December 31, 2022
	Domestic	Export	Total
Power Generation	$908,666	$393,647	$1,302,313
Industrial	19,231	391,872	411,103
Metallurgical	16,637	288,609	305,246
Total Coal Revenue	944,534	1,074,128	2,018,662
Terminal Revenue			78,915
Freight Revenue			182,441
Total Revenue from Contracts with Customers			$2,280,018

	For the Year Ended December 31, 2021
	Domestic	Export	Total
Power Generation	$571,622	$118,361	$689,983
Industrial	12,377	296,003	308,380
Metallurgical	6,942	86,717	93,659
Total Coal Revenue	590,941	501,081	1,092,022
Terminal Revenue			65,193
Freight Revenue			103,819
Total Revenue from Contracts with Customers			$1,261,034

	For the Year Ended December 31, 2020
	Domestic	Export	Total
Power Generation	$486,215	$143,353	$629,568
Industrial	18,150	67,418	85,568
Metallurgical	2,189	55,337	57,526
Total Coal Revenue	506,554	266,108	772,662
Terminal Revenue			66,810
Freight Revenue			39,990
Total Revenue from Contracts with Customers			$879,462
Coal Revenue
The Company has disaggregated its coal revenue, derived from the PAMC and Itmann Mining Complex, between domestic and export revenues, as well as industrial, power generation and metallurgical markets. Domestic coal revenue tends to be derived from contracts that typically have a term of one year or longer, and the pricing is typically fixed. Historically, export coal revenue tended to be derived from spot or shorter-term contracts with pricing determined closer to the time of shipment or based on a market index; however, the Company has recently begun to secure several long-term export contracts with varying pricing arrangements. Coal revenue derived from the Itmann Mining Complex consists primarily of metallurgical coal sales, while coal revenue derived from the PAMC services all markets due to the nature of its coal quality characteristics.
CONSOL Energy's coal revenue is recognized when the performance obligation has been satisfied, and the corresponding transaction price has been determined. Generally, title passes when coal is loaded at the coal preparation facilities, at terminal locations or other customer destinations. The Company's coal contract revenue per ton is fixed and determinable based upon either fixed forward pricing or pricing derived from established indices and adjusted for nominal quality characteristics. Some coal contracts also contain positive electric power price-related adjustments, which represent market-driven price adjustments, wherein no additional value is exchanged, in addition to a fixed base price per ton. The Company’s coal contracts generally do not allow for retroactive adjustments to pricing after title to the coal has passed and typically do not have significant financing components.
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
While CONSOL Energy does, from time to time, experience costs of obtaining coal customer contracts with amortization periods greater than one year, those costs are generally immaterial to the Company's net income (loss). At December 31, 2022 and 2021, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. For the years ended December 31, 2022, 2021 and 2020, the Company has not recognized any amortization of previously existing capitalized costs of obtaining customer contracts. Further, the Company has not recognized any coal revenue in the current period that is not a result of current period performance.
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
The CONSOL Marine Terminal does not normally experience material costs of obtaining customer contracts with amortization periods greater than one year. At December 31, 2022 and 2021, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. For the years ended December 31, 2022, 2021 and 2020, the Company has not recognized any amortization of previously existing capitalized costs of obtaining Terminal customer contracts. Further, the Company has not recognized any revenue in the current period that is not a result of current period performance.
Freight Revenue
Some of CONSOL Energy's coal contracts require that the Company sell its coal at locations other than its coal preparation plants. The cost to transport the Company's coal to the ultimate sales point is passed through to the Company's customers and CONSOL Energy recognizes the freight revenue equal to the transportation costs when title of the coal passes to the customer.
Contract Balances
Contract assets, when present, are recorded separately from trade receivables in the Company's Consolidated Balance Sheets and are reclassified to trade receivables as title passes to the customer and the Company's right to consideration becomes unconditional. Credit is extended based on an evaluation of a customer's financial condition and a customer's ability to perform its obligations. CONSOL Energy typically does not have material contract assets that are stated separately from trade receivables since the Company's performance obligations are satisfied as control of the goods or services passes to the customer, thereby granting the Company an unconditional right to receive consideration. Contract liabilities relate to consideration received in advance of the satisfaction of the Company's performance obligations. Contract liabilities are recognized as revenue at the point in time when control of the goods passes to the customer, or over time when services are provided.

NOTE 4—MISCELLANEOUS OTHER INCOME:

	For the Years Ended December 31,
	2022	2021	2020
Royalty Income - Non-Operated Coal	$10,258	$8,661	$12,032
Interest Income	6,031	3,287	1,230
Rental Income	2,239	1,095	1,314
Sale of Certain Mining Rights	—	21,756	39,437
Contract Buyout	—	—	44,703
Sale of Certain Coal Lease Contracts	—	—	17,847
Other	5,826	3,595	10,323
Miscellaneous Other Income	$24,354	$38,394	$126,886
Royalty income represents earned revenue related to overriding royalty agreements or coal reserve leases between the Company and third-party operators.
The sale of certain mining rights involved transactions in connection with future coal reserves completed in the years ended December 31, 2021 and 2020.
Contract buyout income was primarily the result of partial contract buyouts that involved negotiations to reduce coal quantities several customers were otherwise obligated to purchase under contracts in exchange for payment of certain fees to the Company, and did not impact forward contract terms.
The sale of certain coal lease contracts was in connection with one of several transactions completed in the year ended December 31, 2020 related to the Company's non-operating surface and mineral assets outside of the Pennsylvania Mining Complex.
NOTE 5— STOCK AND DEBT REPURCHASES:
In December 2017, CONSOL Energy’s Board of Directors approved a program to repurchase, from time to time, the Company's outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025. Prior to the CCR Merger, the Company was also authorized to purchase the Partnership's outstanding common units under this program. As a result of the CCR Merger, the Partnership's common units are no longer publicly traded. Since the program's inception, the Company's Board of Directors has subsequently amended it several times, the most recent of which amendment in August 2022 raised the aggregate limit of the Company's repurchase authority to $600,000 and extended the program until December 31, 2024.
Under the terms of the program, CONSOL Energy is permitted to make repurchases in the open market, in privately negotiated transactions, accelerated repurchase programs or in structured share repurchase programs. CONSOL Energy is also authorized to enter into one or more 10b5-1 plans with respect to any of the repurchases. Any repurchases of common stock or notes are to be funded from available cash on hand or short-term borrowings. The program does not obligate CONSOL Energy to acquire any particular amount of its common stock or notes, and the program can be modified or suspended at any time at the Company’s discretion. The program is conducted in compliance with applicable legal requirements and within the limits imposed by any credit agreement, receivables purchase agreement or indenture.
During the years ended December 31, 2022, 2021 and 2020, the Company spent $26,387 to retire $25,000, spent $17,092 to retire $18,040 and spent $32,064 to retire $54,481 of its 11.00% Senior Secured Second Lien Notes due 2025, respectively. During the year ended December 31, 2022, the Company repurchased and retired 124,454 shares of the Company's common stock at an average price of $64.18 per share. No shares of common stock were repurchased under this program during the years ended December 31, 2021 and 2020.

NOTE 6—INCOME TAXES:
The components of income tax expense (benefit) were as follows:

	For the Years Ended December 31,
	2022	2021	2020
Current:
U.S. Federal	$45,068	$13,769	$(5,933)
U.S. State	7,238	2,145	(2,294)
Non-U.S.	(235)	143	514
	52,071	16,057	(7,713)
Deferred:
U.S. Federal	37,154	(16,657)	10,936
U.S. State	12,233	1,897	749
	49,387	(14,760)	11,685

Total Income Tax Expense	$101,458	$1,297	$3,972
A reconciliation of income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate of 21% to income (loss) from operations before income tax is:

	For the Years Ended December 31,
	2022		2021		2020
	Amount	Percent	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$119,372	21.0%	$7,436	21.0%	$(1,941)	21.0%
State income taxes, net of federal tax benefit	11,110	2.0	(642)	(1.8)	(1,109)	12.0
Effect of foreign income taxes	(241)	—	125	0.4	406	(4.4)
Excess tax depletion	(32,431)	(5.7)	(10,535)	(29.8)	—	—
Foreign derived intangible income	(4,906)	(0.9)	—	—	—	—
Uncertain tax positions	(792)	(0.1)	1,473	4.2	—	—
Compensation	4,178	0.7	3,192	9.0	1,310	(14.2)
Valuation allowance	(937)	(0.2)	(544)	(1.5)	1,479	(16.0)
Tax credits	(350)	(0.1)	(210)	(0.6)	1,150	(12.4)
Non-controlling interest	—	—	—	—	726	(7.9)
State rate change and prior period adjustments	5,397	0.9	642	1.8	1,797	(19.4)
Other	1,058	0.2	360	1.0	154	(1.6)
Income Tax Expense / Effective Rate	$101,458	17.8%	$1,297	3.7%	$3,972	(42.9)%

Significant components of deferred tax assets and liabilities were as follows:

	December 31,
	2022	2021
Deferred Tax Asset:
Postretirement benefits other than pensions	$56,119	$84,130
Asset retirement obligations	44,680	47,180
Pneumoconiosis benefits	33,946	47,681
Compensation	8,826	5,203
Workers' compensation	7,099	11,419
State bonus, net of Federal	2,973	4,219
Long-term disability	1,463	1,931
Financing	838	—
Net operating loss	211	937
Operating lease liability	46	135
Other	4,957	5,772
Total Deferred Tax Asset	161,158	208,607
Valuation Allowance	—	(937)
Net Deferred Tax Asset	161,158	207,670

Deferred Tax Liability:
Equity Partnerships	(118,231)	(99,811)
Property, plant and equipment	(54,322)	(40,064)
Advance mining royalties	(6,782)	(7,270)
Salary retirement	(3,737)	(2,739)
Financing	—	(640)
Right of use assets	—	(135)
Total Deferred Tax Liability	(183,072)	(150,659)

Net Deferred Tax (Liability) Asset	$(21,914)	$57,011
The Company continues to evaluate the impacts of the Inflation Reduction Act of 2022 signed into law by the President of the United States on August 16, 2022, but does not expect this legislation to have a material impact on the Company's financial statements.
At December 31, 2022, the Company has net operating loss carryforwards of approximately $207 for state income tax purposes, which will, if ultimately utilized, offset future taxable income. These net operating losses, if unused, will expire in 2041.
As required by U.S. GAAP, a valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Management must review all available evidence, both positive and negative, in determining the need for a valuation allowance. As of December 31, 2022, no valuation allowance has been recorded.
Unrecognized Tax Benefits
The Company utilizes the “more likely than not” standard in recognizing a tax benefit in its financial statements. For the years ended December 31, 2022 and 2021, a reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2022	2021

Balance at January 1	$3,633	$—
Additions based on tax positions related to the current year	384	774
Additions for tax positions of prior years	—	2,859
Reductions for tax positions of prior years	(1,168)	—
Reductions due to the statute of limitations	—	—
Settlements	(908)	—

Balance at December 31	$1,941	$3,633
The Company recorded an unrecognized tax benefit for the tax years ending December 31, 2022 and 2021 of $1,941 and $3,633, respectively, related to a position taken on state taxes. The actual amount of any change to the unrecognized tax benefit could vary depending on the timing and nature of the settlement; therefore, an estimate of change cannot be provided. Related interest and penalties were not accrued as these were estimated to be immaterial.
The Company is subject to taxation in the United States and its various states, as well as Canada and its various provinces. The Company is subject to examination for the tax periods 2018 through 2022 for federal and state returns.
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
Trade receivables are recorded at the invoiced amount and do not bear interest. The Company markets its coal to top-performing rail-served power plants in its core market areas and to industrial and metallurgical consumers in international markets. The Company also provides terminal services to facilitate the exporting of coal from both Company coal sales and third-party transactions. Credit is extended based on an evaluation of a customer's financial condition and a customer's ability to perform its obligations. Trade receivable balances are monitored against approved credit terms. Credit terms are reviewed and adjusted as considered necessary based on changes to a customer's credit profile. If a customer's credit deteriorates, the Company may reduce credit risk exposure by reducing credit terms, obtaining letters of credit, obtaining credit insurance, or requiring pre-payment for shipments.
Other non-trade contractual arrangements consist primarily of overriding royalty agreements and other financial arrangements between the Company and various counterparties. The following table excludes fully reserved receivables associated with certain transactions defined as other non-trade contractual arrangements in the amount of $8,263 at December 31, 2022 and 2021, as management believes it is probable that these outstanding balances will not be collected and revenue has not been recognized on these transactions. At December 31, 2022, the allowance for credit losses associated with other non-trade contractual arrangements was $13,121 and $2,193, included in Other Receivables, net and Other Noncurrent Assets, net, respectively, on the Consolidated Balance Sheets. At December 31, 2021, the allowance for credit losses associated with other non-trade contractual arrangements was $12,329 and $2,882, included in Other Receivables, net and Other Noncurrent Assets, net, respectively, on the Consolidated Balance Sheets.
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

	Trade Receivables	Other Non-Trade Contractual Arrangements

Beginning Balance, December 31, 2021	$4,597	$6,948
Provision for expected credit losses	(2,866)	103
Ending Balance, December 31, 2022	$1,731	$7,051
NOTE 8—ASSET RETIREMENT OBLIGATIONS:
CONSOL Energy accrues for mine closing costs, perpetual water treatment costs, and costs associated with the plugging of degasification wells using the accounting treatment prescribed by the Asset Retirement and Environmental Obligations Topic of the FASB Accounting Standards Codification. CONSOL Energy recognizes capitalized asset retirement obligations by increasing the carrying amount of related long-lived assets.
The reconciliation of changes in the Company's asset retirement obligations at December 31, 2022 and 2021 is as follows:

	As of December 31,
	2022	2021
Balance at Beginning of Period	$238,118	$248,769
Accretion Expense	18,747	18,652
Payments	(18,025)	(18,144)
Revisions in Estimated Cash Flows	12,801	(10,334)
Other	(139)	(825)
Balance at End of Period	$251,502	$238,118

NOTE 9—INVENTORIES:
Inventory components consist of the following:

	December 31,
	2022	2021
Coal	$11,315	$12,078
Supplies	54,975	50,798
Total Inventories	$66,290	$62,876
NOTE 10—PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment consists of the following:

	December 31,
	2022	2021
Plant and Equipment	$3,330,755	$3,209,232
Coal Properties and Surface Lands	898,628	881,551
Airshafts	481,090	473,866
Mine Development	366,241	357,479
Advance Mining Royalties	331,863	328,677
Total Property, Plant and Equipment	5,408,577	5,250,805
Less: Accumulated Depreciation, Depletion and Amortization	3,448,495	3,272,255
Total Property, Plant and Equipment - Net	$1,960,082	$1,978,550
As of December 31, 2022 and 2021, property, plant and equipment includes gross assets under finance leases of $90,516 and $80,232, respectively. Accumulated amortization for finance leases was $54,028 and $34,036 at December 31, 2022 and 2021, respectively. Amortization expense for assets under finance leases approximated $24,206, $27,846 and $24,066 for the years ended December 31, 2022, 2021 and 2020, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying Consolidated Statements of Income. See Note 14 - Leases for further discussion of finance leases.
NOTE 11—ACCOUNTS RECEIVABLE SECURITIZATION:
At December 31, 2022, CONSOL Energy and certain of its U.S. subsidiaries are parties to a trade accounts receivable securitization facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable. In March 2020, the securitization facility was amended to, among other things, extend the maturity date from August 30, 2021 to March 27, 2023. In July 2022, the securitization facility was again amended to, among other things, extend the maturity date to July 29, 2025.
Pursuant to the securitization facility, CONSOL Thermal Holdings LLC, an indirect, wholly-owned subsidiary of the Company, sells current and future trade receivables to CONSOL Pennsylvania Coal Company LLC, a wholly-owned subsidiary of the Company. CONSOL Marine Terminals LLC, a wholly-owned subsidiary of the Company, and CONSOL Pennsylvania Coal Company LLC sell and/or contribute current and future trade receivables (including receivables sold to CONSOL Pennsylvania Coal Company LLC by CONSOL Thermal Holdings LLC) to CONSOL Funding LLC, a wholly-owned subsidiary of the Company (the “SPV”). The SPV, in turn, pledges its interests in the receivables to PNC Bank, N.A., which either makes loans or issues letters of credit on behalf of the SPV. The maximum amount of advances and letters of credit outstanding under the securitization facility may not exceed $100,000.
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

At December 31, 2022, the Company's eligible accounts receivable yielded $85,179 of borrowing capacity. At December 31, 2022, the facility had no outstanding borrowings and $83,465 of letters of credit outstanding, leaving available borrowing capacity of $1,714. At December 31, 2021, the Company's eligible accounts receivable yielded $21,649 of borrowing capacity. At December 31, 2021, the facility had no outstanding borrowings and $21,806 of letters of credit outstanding, leaving no unused capacity. CONSOL Energy posted $157 of cash collateral to secure the difference in the outstanding letters of credit and the eligible accounts receivable. Cash collateral of $157 is included in Restricted Cash - Current in the Consolidated Balance Sheets at December 31, 2021. Costs associated with the receivables facility totaled $1,101, $1,048 and $1,156 for the years ended December 31, 2022, 2021 and 2020, respectively. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.
NOTE 12—OTHER ACCRUED LIABILITIES:

	December 31,
	2022	2021
Subsidence Liability	$96,623	$93,871
Accrued Compensation and Benefits	67,893	47,940
Accrued Other Taxes	10,551	8,474
Accrued Interest	7,942	9,042
Other	11,393	19,489
Current Portion of Long-Term Liabilities:
Asset Retirement Obligations	29,644	27,400
Postretirement Benefits Other than Pensions	22,436	23,638
Pneumoconiosis Benefits	12,723	12,398
Workers' Compensation	10,451	10,205
Total Other Accrued Liabilities	$269,656	$252,457
NOTE 13—LONG-TERM DEBT:

	December 31,
	2022	2021
Debt:
MEDCO Revenue Bonds in Series due September 2025 at 5.75%	$102,865	$102,865
11.00% Senior Secured Second Lien Notes due November 2025	99,107	149,107
9.00% PEDFA Solid Waste Disposal Revenue Bonds due April 2028	75,000	75,000
Term Loan B due in September 2024 (Principal of $63,590 and $239,277 less Unamortized Discount of $106 and $687, 8.92% and 4.61% Weighted Average Interest Rate, respectively)	63,484	238,590
Term Loan A due in March 2023 (5.25% Weighted Average Interest Rate at December 31, 2021)	—	41,250
Other Debt Arrangements	2,400	2,082
Advance Royalty Commitments (8.09% and 8.01% Weighted Average Interest Rate, respectively)	7,716	4,858
Less: Unamortized Debt Issuance Costs	(3,721)	(9,111)
	346,851	604,641
Less: Amounts Due in One Year*	(4,741)	(36,589)
Long-Term Debt	$342,110	$568,052
*Excludes current portion of Finance Lease Obligations of $24,105 and $20,743 at December 31, 2022 and 2021, respectively.

Annual undiscounted maturities on the Company's debt instruments during the next five years and thereafter are as follows:

Year ended December 31,	Amount
2023	$4,741
2024	62,633
2025	203,096
2026	969
2027	900
Thereafter	78,339
Total Long-Term Debt Maturities	$350,678
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
Borrowings under the Company's Senior Secured Credit Facilities bore interest at a floating rate which was, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) an alternate base rate plus an applicable margin. The 2022 amendment provides that borrowings under the Senior Secured Credit Facilities will bear interest at a floating rate that is, at the Company's option, either (i) SOFR plus the applicable SOFR adjustment (as defined therein) depending on the applicable interest period plus an applicable margin or (ii) an alternate base rate plus an applicable margin. The applicable margin for the Revolving Credit Facility depends on the total net leverage ratio, whereas the applicable margin for the TLB Facility is fixed. The 2020 amendment increased the applicable margin by 50 basis points on both the Revolving Credit Facility and the TLA Facility. The maturity date of the Revolving Credit Facility is July 18, 2026 and the maturity date of the TLA Facility was March 28, 2023. The TLA Facility was paid in full on June 30, 2022. The TLB Facility's maturity date is September 28, 2024. Obligations under the Senior Secured Credit Facilities are guaranteed by (i) all owners of the PAMC held by the Company, (ii) any other members of the Company’s group that own any portion of the collateral securing the Revolving Credit Facility, and (iii) subject to certain customary exceptions and agreed materiality thresholds, all other existing or future direct or indirect wholly-owned restricted subsidiaries of the Company. The obligations are secured by, subject to certain exceptions (including a limitation of pledges of equity interests in certain subsidiaries and certain thresholds with respect to real property), a first-priority lien on (i) the Company’s interest in the PAMC, (ii) the equity interests in the Partnership held by the Company, (iii) the CONSOL Marine Terminal, (iv) the Itmann Mining Complex and (v) the 1.4 billion tons of Greenfield Reserves and Resources.
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

The Revolving Credit Facility also includes covenants relating to (i) a maximum first lien gross leverage ratio, (ii) a maximum total net leverage ratio, and (iii) a minimum fixed charge coverage ratio. The maximum first lien gross leverage ratio is calculated as the ratio of Consolidated First Lien Debt to Consolidated EBITDA. Consolidated EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations, non-cash charges related to legacy employee liabilities and gains and losses on debt extinguishment, and subtracts cash payments related to legacy employee liabilities. The maximum total net leverage ratio is calculated as the ratio of Consolidated Indebtedness, minus Cash on Hand, to Consolidated EBITDA. The minimum fixed charge coverage ratio is calculated as the ratio of Consolidated EBITDA to Consolidated Fixed Charges. Consolidated Fixed Charges, as used in the covenant calculation, include cash interest payments, cash payments for income taxes, scheduled debt repayments, dividends paid and Maintenance Capital Expenditures. The 2022 amendment revised the financial covenants applicable to the Revolving Credit Facility relating to the maximum first lien gross leverage ratio, maximum total net leverage ratio and minimum fixed charge coverage ratio, so that, among other things, for the fiscal quarters ending on or after June 30, 2022, the maximum first lien gross leverage ratio shall be 1.50 to 1.00, the maximum total net leverage ratio shall be 2.50 to 1.00 and the minimum fixed charge coverage ratio shall be 1.10 to 1.00.
The Company's first lien gross leverage ratio was 0.13 to 1.00 at December 31, 2022. The Company's total net leverage ratio was 0.14 to 1.00 at December 31, 2022. The Company's fixed charge coverage ratio was 2.43 to 1.00 at December 31, 2022. The Company was in compliance with all of its financial covenants under the Senior Secured Credit Facilities as of December 31, 2022.
The TLB Facility also includes a financial covenant that requires the Company to repay a certain amount of its borrowings under the TLB Facility within ten business days after the date it files its Annual Report on Form 10-K with the Securities and Exchange Commission if the Company has excess cash flow (as defined in the credit agreement for the Senior Secured Credit Facilities) during the year covered by the applicable Annual Report on Form 10-K. As a result of achieving certain financial metrics as of December 31, 2022 and 2021, the Company was not required to make an excess cash flow payment with respect to the years ended December 31, 2022 and 2021. During the year ended December 31, 2021, CONSOL Energy made the required repayment of $4,848 based on the amount of the Company's excess cash flow as of December 31, 2020. The required repayment is equal to a certain percentage of the Company’s excess cash flow for such year, ranging from 0% to 75% depending on the Company’s total net leverage ratio, less the amount of certain voluntary prepayments made by the Company, if any, under the TLB Facility during such fiscal year.
At December 31, 2022, the Revolving Credit Facility had no borrowings outstanding and $103,029 of letters of credit outstanding, leaving $296,971 of unused capacity. At December 31, 2021, the Revolving Credit Facility had no borrowings outstanding and $169,241 of letters of credit outstanding, leaving $230,759 of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.
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

The SPV is a non-guarantor subsidiary of the Second Lien Notes and the Senior Secured Credit Facilities, and the SPV holds the assets pledged to the lender in the securitization facility. The SPV had total assets of $158,877 and $104,548, comprised mainly of $158,127 and $104,099 trade receivables, net, as of December 31, 2022 and 2021, respectively. For the years ended December 31, 2022, 2021 and 2020, net income (loss) attributable to the SPV was $12,330, ($54) and $2,854, respectively, which primarily reflected intercompany fees related to purchasing the receivables, which are eliminated in the Consolidated Financial Statements contained within this Annual Report on Form 10-K. During the years ended December 31, 2022, 2021 and 2020, there were no borrowings or payments under the Accounts Receivable Securitization Facility. See Note 11 - Accounts Receivable Securitization for additional information.
During the year ended December 31, 2022, the Company spent $26,387 to repurchase $25,000, and spent $25,687 to redeem $25,000 of its outstanding Second Lien Notes. During the year ended December 31, 2021, the Company spent $17,092 to retire $18,040 of its outstanding Second Lien Notes and made a required repayment of $4,848 on the TLB Facility (discussed above). As a result of these transactions, $5,623 and ($657) was included in Loss (Gain) on Debt Extinguishment on the Consolidated Statements of Income for the years ended December 31, 2022 and 2021, respectively.
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
The Company started a capital construction project on the PAMC coarse refuse disposal area in 2017, which is now funded, in part, by the $75,000 of PEDFA Bond proceeds loaned to the Company. The Company expects to expend these funds as qualified work is completed. During the years ended December 31, 2022 and 2021, the Company utilized restricted cash in the amount of $11,196 and $28,867, respectively, for qualified expenses. Additionally, the Company had $35,516 and $46,136 in restricted cash at December 31, 2022 and 2021, respectively, associated with this financing that will be used to fund future spending on the coarse refuse disposal area.
Other Indebtedness
During the year ended December 31, 2019, the Company entered into interest rate swaps, which effectively converted $150,000 of the TLB Facility's floating interest rate to a fixed rate for the twelve months ending December 31, 2020 and 2021, and $50,000 of the TLB Facility's floating interest rate to a fixed rate for the twelve months ending December 31, 2022. The $50,000 interest rate swap was settled in August 2022 with the change in the floating rate on the TLB Facility to SOFR from LIBOR. The interest rate swaps qualified for cash flow hedge accounting treatment and as such, the change in the fair value of the interest rate swaps was recorded on the Company's Consolidated Balance Sheets as an asset or liability. The effective portion of the gains or losses was reported as a component of accumulated other comprehensive loss. No ineffective gains or losses were reported in earnings during the years ended December 31, 2022, 2021 and 2020.

NOTE 14—LEASES:
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
The Company determines if an arrangement is an operating or finance lease at inception of the applicable lease. For leases where the Company is the lessee, Right of Use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available on the commencement date in determining the present value of lease payments. The ROU asset also consists of any prepaid lease payments, lease incentives received, and costs which will be incurred in exiting a lease. The lease terms used to calculate the ROU asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense while the expense for finance leases is recognized as depreciation expense and interest expense using the interest method of recognition. Further, the Company made an accounting policy election not to apply the recognition and measurement requirements to short-term leases, defined as leases with an initial term of twelve months or less. CONSOL Energy will recognize those lease payments in the Consolidated Statements of Income over the lease term. For the years ended December 31, 2022 and 2021, these short-term lease expenses were not material to the Company's financial statements.
For the years ended December 31, 2022 and 2021, the components of operating lease expense were as follows:

	December 31,
	2022	2021
Fixed operating lease expense	$11,467	$17,695
Variable operating lease expense	10,752	6,884
Total operating lease expense	$22,219	$24,579
Supplemental cash flow information related to the Company's operating leases for the years ended December 31, 2022 and 2021 was as follows:

	December 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$22,020	$25,330
Cash paid for early buyout of existing operating lease for longwall shields	—	18,380
ROU assets obtained in exchange for operating lease obligations	—	—

The following table presents the lease balances within the Consolidated Balance Sheets, weighted average lease term, and the weighted average discount rate related to the Company's operating leases at December 31, 2022 and 2021:

		December 31,
Lease Assets and Liabilities	Classification	2022	2021
Assets:
Operating Lease ROU Assets	Other Assets	$19,799	$21,956

Liabilities:
Current:
Operating Lease Liabilities	Operating Lease Liabilities	$4,922	$6,682
Long-Term:
Operating Lease Liabilities	Operating Lease Liabilities	$15,073	$15,274
Total Operating Lease Liabilities		$19,995	$21,956

Weighted average remaining lease term (in years)		4.83	3.98
Weighted average discount rate		7.13%	6.78%
The Company also enters into finance leases for mining equipment and automobiles. Assets arising from finance leases are included in property, plant and equipment-net and the liabilities are included in current portion of long-term debt and long-term debt in the accompanying Consolidated Balance Sheets.
For the years ended December 31, 2022 and 2021, the components of finance lease expense were as follows:

	December 31,
	2022	2021
Amortization of right of use assets	$24,206	$27,846
Interest expense	2,751	3,501
Total finance lease expense	$26,957	$31,347
The following table presents the weighted average lease term and weighted average discount rate related to the Company's finance leases as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Weighted average remaining lease term (in years)	1.62	2.03
Weighted average discount rate	6.53%	6.21%

The following table presents the future maturities of the Company's operating and finance lease liabilities, together with the present value of the net minimum lease payments, at December 31, 2022:

	Finance Leases	Operating Leases
2023	$25,706	$6,120
2024	10,603	5,680
2025	3,134	4,107
2026	159	3,964
2027	86	652
Thereafter	—	3,438
Total minimum lease payments	39,688	23,961
Less amount representing interest	(2,358)	(3,966)
Present value of minimum lease payments	$37,330	$19,995
The Company's previous building lease ended during 2022 as a result of a 2021 agreement to reduce the lease term. During the year ended December 31, 2022, the Company entered into a new operating lease for its current location.
NOTE 15—PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:
Pension
CONSOL Energy has non-contributory defined benefit retirement plans. The benefits for these plans are based primarily on years of service and employees' pay. CONSOL Energy's qualified pension plan (the “Pension Plan”) allows for lump-sum distributions of benefits earned up until December 31, 2005, at the employees' election.
According to the Defined Benefit Plans Topic of the FASB Accounting Standards Codification, if the lump sum distributions made during a plan year, which for CONSOL Energy is January 1 to December 31, exceed the total of the projected service cost and interest cost for the plan year, settlement accounting is required. Lump sum payments exceeded this threshold during the year ended December 31, 2021. Accordingly, CONSOL Energy recognized expense of $22 for the year ended December 31, 2021 in Operating and Other Costs in the Consolidated Statements of Income. The settlement charges represented a pro rata portion of the net unrecognized loss based on the percentage reduction in the projected benefit obligation due to the lump sum payments. The settlement charges noted above also resulted in a remeasurement of the pension plan at June 30, 2021, which reduced the pension liability by $1,009. The settlement and corresponding remeasurement of the pension plan resulted in an adjustment of $766 to Other Comprehensive Income, net of $265 in deferred taxes. Lump sum payments did not exceed this threshold during the years ended December 31, 2022 and 2020.
Other Postretirement Benefit Plan
Certain subsidiaries of CONSOL Energy provide medical and prescription drug benefits to retired employees covered by either the Coal Industry Retiree Health Benefit Act of 1992 (the Coal Act) or the National Bituminous Coal Wage Agreement of 2011.

The reconciliation of changes in the benefit obligation, plan assets and funded status of these plans at December 31, 2022 and 2021 is as follows:

	Pension Benefits at December 31,		Other Postretirement Benefits at December 31,
	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of period	$723,006	$778,868	$353,297	$413,710
Service cost	1,207	1,114	—	—
Interest cost	16,539	14,230	7,898	7,274
Actuarial gain	(173,233)	(25,073)	(84,810)	(42,836)
Plan settlement	—	(719)	—	—
Benefits and other payments	(43,307)	(45,414)	(21,356)	(24,851)
Benefit obligation at end of period	$524,212	$723,006	$255,029	$353,297

Change in plan assets:
Fair value of plan assets at beginning of period	$733,966	$740,978	$—	$—
Actual return on plan assets	(151,968)	36,867	—	—
Company contributions	1,534	2,254	21,356	24,851
Benefits and other payments	(43,307)	(45,414)	(21,356)	(24,851)
Plan settlement	—	(719)	—	—
Fair value of plan assets at end of period	$540,225	$733,966	$—	$—

Funded status:
Noncurrent assets	$38,548	$38,947	$—	$—
Current liabilities	(1,950)	(1,974)	(22,436)	(23,638)
Noncurrent liabilities	(20,585)	(26,013)	(232,593)	(329,659)
Net asset (obligation) recognized	$16,013	$10,960	$(255,029)	$(353,297)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss (gain)	$244,700	$231,726	$(5,473)	$82,851
Prior service credit	—	—	(13,734)	(16,138)
Net amount recognized (before tax effect)	$244,700	$231,726	$(19,207)	$66,713

The components of net periodic benefit (credit) cost are as follows:

	Pension Benefits			Other Postretirement Benefits
	For the Years Ended December 31,			For the Years Ended December 31,
	2022	2021	2020	2022	2021	2020
Components of net periodic benefit (credit) cost:
Service cost	$1,207	$1,114	$1,183	$—	$—	$—
Interest cost	16,539	14,230	20,176	7,898	7,274	12,795
Expected return on plan assets	(37,276)	(42,168)	(41,821)	—	—	—
Amortization of prior service credits	—	—	—	(2,405)	(2,405)	(2,405)
Recognized net actuarial loss	3,037	5,469	6,922	3,515	6,516	9,277
Settlement loss recognized	—	22	—	—	—	—
Net periodic benefit (credit) cost	$(16,493)	$(21,333)	$(13,540)	$9,008	$11,385	$19,667
(Credits) expenses related to pension and other post-employment benefits are reflected in Operating and Other Costs in the Consolidated Statements of Income.
CONSOL Energy utilizes a corridor approach to amortize actuarial gains and losses that have been accumulated under the Pension Plan. Cumulative gains and losses that are in excess of 10% of the greater of either the projected benefit obligation (PBO) or the market-related value of plan assets are amortized over the expected remaining future lifetime of all plan participants for the Pension Plan. Actuarial gains or losses can result from discount rate changes, changes in underlying assumptions that affect the projected benefit obligation, changes in underlying assumptions that affect the market-related value of plan assets, as well as actual fluctuations in the market value of plan assets.
CONSOL Energy also utilizes a corridor approach to amortize actuarial gains and losses that have been accumulated under the OPEB Plan. Cumulative gains and losses that are in excess of 10% of the accumulated postretirement benefit obligation (APBO) are amortized over the average future remaining lifetime of the current inactive population for the OPEB Plan.
The following table provides information related to pension plans with an accumulated benefit obligation in excess of plan assets:

	As of December 31,
	2022	2021
Projected benefit obligation	$22,535	$27,988
Accumulated benefit obligation	$22,203	$27,734
Fair value of plan assets	$—	$—
Assumptions:
The weighted-average assumptions used to determine benefit obligations are as follows:

	Pension Obligations at December 31,		Other Postretirement Obligations at December 31,
	2022	2021	2022	2021
Discount rate	5.41%	2.83%	5.43%	2.79%
Rate of compensation increase	3.89%	3.78%	—	—
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

The weighted-average assumptions used to determine net periodic benefit costs are as follows:

	Pension Benefits			Other Postretirement Benefits
	For the Years Ended December 31,			For the Years Ended December 31,
	2022	2021	2020	2022	2021	2020
Discount rate	2.83%	2.46%	3.35%	2.79%	2.39%	3.27%
Expected long-term return on plan assets	4.75%	5.60%	6.48%	—	—	—
Rate of compensation increase	3.78%	3.76%	3.68%	—	—	—
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
The assumed health care cost trend rates are as follows:

	At December 31,
	2022	2021
Health care cost trend rate for next year	6.78%	5.35%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	4.00%	4.00%
Year that the rate reaches ultimate trend rate	2048	2046
Plan Assets:
The Company’s overall investment strategy is to meet current and future benefit payment needs through diversification across asset classes, fund strategies and fund managers to achieve an optimal balance between risk and return and between income and growth of assets through capital appreciation. Consistent with the objectives of the pension trust (the “Trust”) and in consideration of the Trust’s current funded status and the current level of market interest rates, the Retirement Board, as appointed by the CONSOL Energy Board of Directors (the “Retirement Board”) has approved an asset allocation strategy that will change over time in response to future improvements in the Trust’s funded status and/or changes in market interest rates. Such changes in asset allocation strategy are intended to allocate additional assets to the fixed income asset class should the Trust’s funded status improve. In this framework, the current target allocation for plan assets is 15.0% diversified growth assets and 85.0% liability hedging fixed income. Both the equity and fixed income portfolios are comprised of both active and passive investment strategies. The Trust is primarily invested in Mercer Common Collective Trusts. Equity securities consist of investments in large and mid/small cap companies; non-U.S. equities are derived from both developed and emerging markets. Fixed income securities consist primarily of U.S. long duration fixed income corporate and U.S. Treasury instruments. The average quality of the fixed income portfolio must be rated at least “investment grade” by nationally recognized rating agencies. Within the fixed income asset class, investments are invested primarily across various strategies such that the overall profile strongly correlates with the interest rate sensitivity of the Trust’s liabilities in order to reduce the volatility resulting from the risk of changes in interest rates and the impact of such changes on the Trust’s overall financial status. Derivatives, interest rate swaps, options and futures are permitted investments for the purpose of reducing risk and to extend the duration of the overall fixed income portfolio; however, they may not be used for speculative purposes. All or a portion of the assets may be invested in mutual funds or other commingled vehicles so long as the pooled investment funds have an adequate asset base relative to their asset class; are invested in a diversified manner; and have management and/or oversight by an Investment Advisor registered with the SEC. The Retirement Board reviews the investment program on an ongoing basis including asset performance, current trends and developments in capital markets, changes in Trust liabilities and ongoing appropriateness of the overall investment policy.

The fair values of plan assets at December 31, 2022 and 2021 by asset category are as follows:

	Fair Value Measurements at December 31, 2022				Fair Value Measurements at December 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash/Accrued Income	$101	$101	$—	$—	$102	$102	$—	$—
Mercer Common Collective Trusts (a)	540,124	—	—	—	733,864	—	—	—
Total	$540,225	$101	$—	$—	$733,966	$102	$—	$—

(a) Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy but are included in the total.
There are no investments in CONSOL Energy stock held by these plans at December 31, 2022 or 2021.
There are no assets in the other postretirement benefit plan at December 31, 2022 or 2021.
Cash Flows:
If necessary, CONSOL Energy intends to contribute to the pension trust using prudent funding methods. However, the Company does not expect to contribute to the pension plan trust in 2023. Pension benefit payments are primarily funded from the Trust. CONSOL Energy expects to pay benefits of $1,950 from the non-qualified pension plan in 2023. CONSOL Energy does not expect to contribute to the other postretirement benefit plan in 2023 and intends to pay benefit claims as they become due.
The following benefit payments are expected to be paid in accordance with plan documents:

	Pension Benefits	Other Postretirement Benefits
2023	$41,835	$22,436
2024	$40,604	$21,451
2025	$39,535	$21,263
2026	$40,993	$21,045
2027	$38,911	$20,558
Year 2028-2032	$186,864	$96,770

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
The reconciliation of changes in the benefit obligation and funded status of these plans at December 31, 2022 and 2021 is as follows:

	CWP at December 31,		Workers' Compensation at December 31,
	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of period	$215,871	$241,923	$67,261	$73,441
State administrative fees and insurance bond premiums	—	—	1,817	1,778
Service cost	2,905	4,460	4,920	4,236
Interest cost	5,060	4,710	1,369	1,127
Actuarial gain	(46,498)	(22,256)	(14,422)	(2,039)
Benefits paid	(16,225)	(12,966)	(10,601)	(11,282)
Benefit obligation at end of period	$161,113	$215,871	$50,344	$67,261

Funded status:
Current assets	$—	$—	$1,058	$1,092
Current liabilities	(12,723)	(12,398)	(10,451)	(10,205)
Noncurrent liabilities	(148,390)	(203,473)	(40,951)	(58,148)
Net obligation recognized	$(161,113)	$(215,871)	$(50,344)	$(67,261)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial (gain) loss	$(10,098)	$40,638	$(24,727)	$(10,726)
Net amount recognized (before tax effect)	$(10,098)	$40,638	$(24,727)	$(10,726)

The components of net periodic benefit cost are as follows:

	CWP For the Years Ended December 31,			Workers’ Compensation For the Years Ended December 31,
	2022	2021	2020	2022	2021	2020
Service cost	$2,905	$4,460	$4,603	$4,920	$4,236	$6,276
Interest cost	5,060	4,710	6,206	1,369	1,127	1,844
Recognized net actuarial loss (gain)	4,238	8,364	5,604	(420)	(179)	(488)
State administrative fees and insurance bond premiums	—	—	—	1,817	1,778	1,996
Net periodic benefit cost	$12,203	$17,534	$16,413	$7,686	$6,962	$9,628
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
Assumptions:
The weighted-average discount rates used to determine benefit obligations and net periodic benefit costs are as follows:

	CWP For the Years Ended December 31,			Workers’ Compensation For the Years Ended December 31,
	2022	2021	2020	2022	2021	2020
Benefit obligations	5.40%	2.85%	2.53%	5.38%	2.74%	2.35%
Net periodic benefit costs	2.85%	2.53%	3.41%	2.74%	2.35%	3.25%
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
Cash Flows:
CONSOL Energy does not intend to make contributions to the CWP or Workers' Compensation plans in 2023, but it intends to pay benefit claims as they become due.

The following benefit payments, which reflect expected future claims as appropriate, are expected to be paid:

		Workers' Compensation
	CWP Benefits	Total Benefits	Actuarial Benefits	Other Benefits
2023	$12,723	$11,220	$9,393	$1,827
2024	$12,520	$11,159	$9,287	$1,872
2025	$12,383	$11,189	$9,270	$1,919
2026	$12,061	$11,379	$9,412	$1,967
2027	$11,824	$11,437	$9,421	$2,016
Year 2028-2032	$58,328	$60,115	$49,252	$10,863
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
The Combined Fund provides medical and death benefits for all beneficiaries of the former UMWA Benefit Trusts who were actually receiving benefits as of July 20, 1992. The 1992 Benefit Plan provides medical and death benefits to orphan UMWA-represented members eligible for retirement on February 1, 1993 and for those who retired between July 20, 1992 and September 30, 1994. The Coal Act provides for the assignment of beneficiaries to former employers and the allocation of unassigned beneficiaries (referred to as orphans) to companies using a formula set forth in the Coal Act. The Coal Act requires that responsibility for funding the benefits to be paid to beneficiaries be assigned to their former signatory employers or related companies. This cost is recognized when contributions are assessed. CONSOL Energy's total contributions under the Coal Act were $4,099, $4,760 and $5,383 for the years ended December 31, 2022, 2021 and 2020, respectively. Based on available information at December 31, 2022, CONSOL Energy's gross obligation for the Combined Fund and 1992 Benefit Plan is estimated to be approximately $39,051.
Pursuant to the provisions of the Tax Relief and Healthcare Act of 2006 (the “2006 Act”) and the 1992 Benefit Plan, CONSOL Energy is required to provide security in an amount based on the annual cost of providing health care benefits for all individuals receiving benefits from the 1992 Benefit Plan who are attributable to CONSOL Energy, plus all individuals receiving benefits from an individual employer plan maintained by CONSOL Energy who are entitled to receive such benefits. In accordance with the terms of the 2006 Act and the 1992 Benefit Plan, CONSOL Energy must secure its obligations by posting letters of credit, which were $15,221, $16,199 and $17,421 at December 31, 2022, 2021 and 2020, respectively. The 2022, 2021 and 2020 security amounts were based on the annual cost of providing health care benefits and included a reduction in the number of eligible employees.
Investment Plan
CONSOL Energy has an investment plan available to most non-represented employees. Eligible employees of CONSOL Pennsylvania Coal Company began participation in the CONSOL Pennsylvania Coal Company Investment Plan (the “CPCC 401(k) Plan”) on September 1, 2017, the CPCC 401(k) Plan's inception date. Remaining eligible employees of CONSOL Energy began participation in the CPCC 401(k) Plan on November 1, 2017. Prior to participating in the CPCC 401(k) Plan, eligible employees participated in the Company's former parent's 401(k) plan. Effective December 31, 2019, the CPCC 401(k) Plan was amended to change its sponsor from CONSOL Pennsylvania Coal Company to CONSOL Energy Inc., and the plan's name was changed from the CONSOL Pennsylvania Coal Company Investment Plan to the CONSOL Energy Inc. Investment Plan (the “CEIX 401(k) Plan”). The CEIX 401(k) Plan includes company matching of 6% of eligible compensation contributed by eligible CONSOL Energy employees. Total company matching contributions were $10,216, $9,117 and $8,114 for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company may also make discretionary contributions to the CEIX 401(k) Plan ranging from 1% to 6% of eligible compensation for eligible employees (as defined by the CEIX 401(k) Plan). Discretionary contributions of $10,517 were accrued for at December 31, 2022 and will be paid into employees' accounts in 2023. Discretionary contributions of

$9,378 were accrued for at December 31, 2021 and were paid into employees' accounts in 2022. There were no such discretionary contributions accrued for or paid by the Company in the year ended December 31, 2020.
Long-Term Disability
CONSOL Energy has a Long-Term Disability Plan available to all eligible full-time salaried employees. The benefits for this plan are based on a percentage of monthly earnings, offset by all other income benefits available to the disabled.

	For the Years Ended December 31,
	2022	2021	2020
Net periodic benefit costs	$546	$1,075	$1,700
Discount rate assumption used to determine net periodic benefit costs	2.39%	1.86%	2.86%
Liabilities incurred under the Long-Term Disability Plan are included in Other Accrued Liabilities and Other Noncurrent Liabilities in the Consolidated Balance Sheets and amounted to a combined total of $7,241 and $9,528 at December 31, 2022 and 2021, respectively.
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
For only those shares expected to vest, CONSOL Energy recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award as specified in the award agreement, which is generally the vesting term. The vesting of all awards will accelerate in the event of death and disability and may accelerate upon a change in control of CONSOL Energy. Some awards may accelerate based on retirement age. The Company accounts for forfeitures of stock-based compensation as they occur. The total stock-based compensation expense recognized during the years ended December 31, 2022, 2021 and 2020 was $7,890, $6,632, and $11,161, respectively, and was included in General and Administrative Costs on the Consolidated Statements of Income. This includes expense specifically related to the Performance Incentive Plan. The related deferred tax benefit totaled $1,842, $1,657 and $2,871 for the years ended December 31, 2022, 2021 and 2020, respectively.
As of December 31, 2022, CONSOL Energy has $4,945 of unrecognized compensation cost related to all nonvested stock-based compensation awards, which is expected to be recognized over a weighted-average period of 1.88 years. When restricted stock and performance share unit awards become vested, the issuances are made from CONSOL Energy's common stock shares.
Restricted Stock Units
CONSOL Energy grants certain employees and non-employee directors restricted stock units, which entitle the holder to shares of common stock as the award vests. Compensation expense is recognized on a straight-line basis over the requisite service period of the award. The total fair value of restricted stock units vested during the years ended December 31, 2022, 2021 and 2020 was $5,420, $6,716 and $6,913, respectively. The following table represents the nonvested restricted stock units and their corresponding fair value (based upon the closing share price) at the date of grant:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	974,882	$12.94
Granted	352,244	$28.56
Vested	(442,339)	$12.08
Forfeited	(22,909)	$16.10
Nonvested at December 31, 2022	861,878	$19.67
Performance Share Units
CONSOL Energy grants certain employees performance share unit awards, which entitle the holder to shares of common stock subject to the achievement of certain market and performance goals. Compensation expense is recognized over the service period of awards and adjusted for the probability of achievement of performance-based goals. The total fair value of performance share units vested during the years ended December 31, 2022, 2021 and 2020 was $1,943, $707 and $1,042, respectively. The following table represents the nonvested performance share units and their corresponding fair value (based upon the closing share price and/or Monte Carlo simulation) on the date of grant:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	186,352	$14.24
Granted	76,945	$9.71
Vested	(168,822)	$11.51
Forfeited	(20,366)	$42.75
Nonvested at December 31, 2022	74,109	$7.91
NOTE 19—SUPPLEMENTAL CASH FLOW INFORMATION:
The following are non-cash transactions that impact the investing and financing activities of CONSOL Energy.
CONSOL Energy entered into non-cash finance lease arrangements of $24,844, $19,011 and $42,200 for the years ended December 31, 2022, 2021 and 2020, respectively.
As of December 31, 2022, 2021 and 2020, CONSOL Energy purchased goods and services related to capital projects in the amount of $6,381, $1,054 and $1,671, respectively, which are included in Accounts Payable and Other Accrued Liabilities on the Consolidated Balance Sheets.
The following table shows cash paid for interest and income taxes for the periods indicated.

	For the Years Ended December 31,
	2022	2021	2020
Cash Paid For:
Interest (net of amounts capitalized)	$50,844	$54,401	$62,997
Income taxes (net of refunds received)	$55,753	$3,199	$1,476

NOTE 20—CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS:
CONSOL Energy primarily markets its thermal coal to electric power producers in the eastern United States. Revenues generated from electric power producers and other customers in the eastern United States were 47%, 54% and 65% for the years ended December 31, 2022, 2021 and 2020, respectively. The Company has contractual relationships with certain coal exporters who distribute coal to international markets. For the years ended December 31, 2022, 2021 and 2020, approximately 53%, 46% and 35%, respectively, of the Company's coal revenues were derived from these exporters and other foreign customers. The Company uses the end usage point as the basis for attributing tons to individual countries. Because title to the Company's export shipments typically transfers to customers at a point that does not necessarily reflect the end usage point, the Company attributes export tons to the country with the end usage point, if known. India and Europe were attributed greater than 10% of total revenue during the year ended December 31, 2022. India was attributed greater than 10% of total revenue during the year ended December 31, 2021. No individual country outside of the United States was attributed greater than 10% of total revenue during the year ended December 31, 2020.
During the year ended December 31, 2022, two customers each comprised over 10% of the Company's total sales, aggregating approximately 30% of the Company's total sales. During the years ended December 31, 2021 and 2020, three customers each comprised over 10% of the Company's total sales, aggregating approximately 40% and 55%, respectively, of the Company's total sales. Additionally, three of the Company's customers each had outstanding balances in excess of 10% of the total trade receivable balance as of December 31, 2022 and 2021.
Concentration of credit risk is summarized below:

	December 31,
	2022	2021
Electric coal utilities	$82,608	$41,582
Coal exporters and industrial customers	51,548	53,949
Steel and coke producers	24,230	11,560
Other	1,472	1,605
Total Trade Receivables	159,858	108,696
Less: Allowance for credit losses	(1,731)	(4,597)
Total Trade Receivables, net	$158,127	$104,099
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
Coal Price Risk Management Positions
The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market in order to manage its exposure to coal prices. The Company has exposure to the risk of fluctuating coal prices related to forecasted or index-priced sales of coal or to the risk of changes in the fair value of a fixed price physical sales contract. As of December 31, 2022, all of the Company's coal-related derivative contracts have settled.
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

	December 31, 2022		December 31, 2021
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Coal Swap Contracts	$6,024	$(21,166)	$1,086	$(53,290)
Effect of Counterparty Netting	$(6,024)	$6,024	$(1,086)	$1,086
Net Derivatives as Classified in the Consolidated Balance Sheets	$—	$(15,142)	$—	$(52,204)
Currently, the Company does not seek cash flow hedge accounting treatment for its commodity derivative financial instruments and therefore, changes in fair value are reflected in current earnings. During the year ended December 31, 2022, the Company settled its commodity derivatives at a loss of $289,228. Additionally, during the years ended December 31, 2022 and 2021, the Company recognized adjustments to the fair value of its commodity derivatives of $(52,204) and $52,204, respectively. These settlements and fair value adjustments are included in Loss on Commodity Derivatives, net on the accompanying Consolidated Statements of Income.
The company classifies the cash effects of its derivatives within the Cash Flows from Operating Activities section of the Consolidated Statements of Cash Flows.
NOTE 22—FAIR VALUE OF FINANCIAL INSTRUMENTS:
CONSOL Energy determines the fair value of assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair values are based on assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and the risks inherent in valuation techniques and the inputs to valuations. The fair value hierarchy is based on whether the inputs to valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources (including LIBOR-based discount rates, SOFR-based discount rates and U.S. Treasury-based rates), while unobservable inputs reflect the Company's own assumptions of what market participants would use.
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
The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2022			Fair Value Measurements at December 31, 2021
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity Derivatives	$—	$(15,142)	$—	$—	$(52,204)	$—
Interest Rate Swaps	$—	$—	$—	$—	$(517)	$—
The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:

Long-term debt: The fair value of long-term debt is measured using unadjusted quoted market prices or estimated using discounted cash flow analyses. The discounted cash flow analyses are based on current market rates for instruments with similar cash flows.
The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	December 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt (Excluding Debt Issuance Costs)	$350,572	$365,789	$613,752	$628,431
Certain of the Company’s debt is actively traded on a public market and, as a result, constitutes Level 1 fair value measurements. The portion of the Company’s debt obligations that is not actively traded is valued through reference to the applicable underlying benchmark rate and, as a result, constitutes Level 2 fair value measurements.
NOTE 23—COMMITMENTS AND CONTINGENT LIABILITIES:
The Company is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes and other claims and actions arising out of the normal course of business. The Company accrues the estimated loss for these lawsuits and claims when the loss is probable and reasonably estimable. The Company's estimated accruals related to these pending claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of the Company as of December 31, 2022. It is possible that the aggregate loss in the future with respect to these lawsuits and claims could ultimately be material to the Company's financial position, results of operations or cash flows; however, such amounts cannot be reasonably estimated. The amount claimed against the Company as of December 31, 2022 is disclosed below when an amount is expressly stated in the lawsuit or claim, which is not often the case.
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
The Company and various subsidiaries are defendants in certain other legal proceedings. In the opinion of management, based upon an investigation of these matters and discussion with legal counsel, the ultimate outcome of such other legal proceedings, individually and in the aggregate, is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.
The following is a summary, as of December 31, 2022, of the financial guarantees, unconditional purchase obligations and letters of credit to certain third parties. Employee-related financial guarantees have primarily been provided to support the 1992 Benefit Plan and federal black lung and various state workers’ compensation self-insurance programs. Environmental financial guarantees have primarily been provided to support various performance bonds related to reclamation and other environmental issues. Other financial guarantees have been extended to support sales contracts, insurance policies, surety indemnity agreements, legal matters, full and timely payments of mining equipment leases, and various other items necessary in the normal course of business. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. Certain letters of credit included in the table below were issued against other commitments included in this table. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these commitments are recorded as liabilities in the financial statements. The Company's management believes that these commitments will not have a material adverse effect on the Company's financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$50,366	$39,984	$10,382	$—	$—
Environmental	398	—	398	—	—
Other	135,730	111,088	24,642	—	—
Total Letters of Credit	$186,494	$151,072	$35,422	$—	$—
Surety Bonds:
Employee-Related	$81,010	$81,010	$—	$—	$—
Environmental	517,935	517,935	—	—	—
Other	3,691	3,691	—	—	—
Total Surety Bonds	$602,636	$602,636	$—	$—	$—
The Company regularly evaluates the likelihood of default for all guarantees based on an expected loss analysis and records the fair value, if any, of its guarantees as an obligation in the Consolidated Financial Statements.
NOTE 24—SEGMENT INFORMATION:
The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management to make decisions on and assess performance of the Company’s reportable segments. CONSOL Energy presently consists of two reportable segments, the PAMC and the CONSOL Marine Terminal. The PAMC includes the Bailey Mine, the Enlow Fork Mine, the Harvey Mine and a centralized preparation plant. The PAMC segment’s principal activities include the mining, preparation and marketing of bituminous coal, sold primarily to power generators, industrial end-users and metallurgical end-users. The CONSOL Marine Terminal provides coal export terminal services through the Port of Baltimore. General and administrative costs are allocated to the Company’s segments based on a percentage of resources utilized, a percentage of total revenue and a percentage of total projected capital expenditures. CONSOL Energy’s Other segment includes revenue and expenses from various corporate and diversified business activities that are not allocated to the PAMC or the CONSOL Marine Terminal segments. The diversified business activities include the development and operation of the Itmann Mining Complex, the Greenfield Reserves and Resources, closed mine activities, other income, gain on asset sales related to non-core assets, and gain/loss on debt extinguishment. Additionally, interest expense and income taxes, as well as various other non-operated activities, none of which are individually significant to the Company, are also reflected in CONSOL Energy's Other segment and are not allocated to the PAMC and CONSOL Marine Terminal segments.
The Company evaluates the performance of its segments utilizing Adjusted EBITDA and various sales and production metrics. Adjusted EBITDA measures the operating performance of the Company's segments and is used to allocate resources to the Company's segments.

Reportable segment results for the year ended December 31, 2022 are:

	PAMC	CONSOL Marine Terminal	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$1,973,884	$—	$44,778	$—	$2,018,662
Terminal Revenue	—	78,915	—	—	78,915
Freight Revenue	177,610	—	4,831	—	182,441
Total Revenue from Contracts with Customers	$2,151,494	$78,915	$49,609	$—	$2,280,018
Adjusted EBITDA	$773,095	$52,259	$(18,621)	$—	$806,733
Segment Assets	$1,756,368	$82,333	$865,676	$—	$2,704,377
Depreciation, Depletion and Amortization	$200,320	$4,604	$21,954	$—	$226,878
Capital Expenditures	$107,401	$4,646	$59,459	$—	$171,506
Reportable segment results for the year ended December 31, 2021 are:

	PAMC	CONSOL Marine Terminal	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$1,085,080	$—	$6,942	$—	$1,092,022
Terminal Revenue	—	65,193	—	—	65,193
Freight Revenue	103,819	—	—	—	103,819
Total Revenue from Contracts with Customers	$1,188,899	$65,193	$6,942	$—	$1,261,034
Adjusted EBITDA	$360,480	$43,491	$(25,725)	$—	$378,246
Segment Assets	$1,773,609	$108,877	$691,031	$—	$2,573,517
Depreciation, Depletion and Amortization	$206,727	$4,834	$13,022	$—	$224,583
Capital Expenditures	$100,896	$974	$30,882	$—	$132,752
Reportable segment results for the year ended December 31, 2020 are:

	PAMC	CONSOL Marine Terminal	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$771,363	$—	$1,299	$—	$772,662
Terminal Revenue	—	66,810	—	—	66,810
Freight Revenue	39,990	—	—	—	39,990
Total Revenue from Contracts with Customers	$811,353	$66,810	$1,299	$—	$879,462
Adjusted EBITDA	$228,211	$44,356	$(11,044)	$—	$261,523
Segment Assets	$1,864,514	$108,711	$550,141	$—	$2,523,366
Depreciation, Depletion and Amortization	$198,272	$5,095	$7,393	$—	$210,760
Capital Expenditures	$70,195	$1,455	$14,354	$—	$86,004

For the years ended December 31, 2022, 2021 and 2020, the Company's reportable segments had revenues from the following customers, each comprising over 10% of the Company's total sales:

	For the Years Ended December 31,
	2022	2021	2020
Customer A	$328,994	$186,622	$134,354
Customer B	*	*	$223,891
Customer C	*	$141,968	$116,536
Customer D	*	$170,901	*
Customer E	$368,502	*	*
* Revenues from these customers during the periods presented were less than 10% of the Company's total sales.
Reconciliation of Segment Information to Consolidated Amounts:
Revenue and Other Income:

	For the Years Ended December 31,
	2022	2021	2020
Total Segment Revenue from Contracts with Customers	$2,280,018	$1,261,034	$879,462
Loss on Commodity Derivatives, net	(237,024)	(52,204)	—
Other Income not Allocated to Segments (Note 4)	24,354	38,394	126,886
Gain on Sale of Assets	34,589	11,723	15,295
Total Consolidated Revenue and Other Income	$2,101,937	$1,258,947	$1,021,643
Adjusted EBITDA:

	For the Year Ended December 31, 2022
	PAMC	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$620,208	$41,223	$(194,452)	$466,979
Income Tax Expense	—	—	101,458	101,458
Interest Expense	—	6,116	46,524	52,640
Interest Income	(1,857)	—	(4,174)	(6,031)
Depreciation, Depletion and Amortization	200,320	4,604	21,954	226,878
Stock-Based Compensation	6,628	316	946	7,890
Loss on Debt Extinguishment	—	—	5,623	5,623
Equity Affiliate Adjustments	—	—	3,500	3,500
Fair Value Adjustment of Commodity Derivative Instruments	(52,204)	—	—	(52,204)
Adjusted EBITDA	$773,095	$52,259	$(18,621)	$806,733

	For the Year Ended December 31, 2021
	PAMC	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$94,161	$32,251	$(92,302)	$34,110
Income Tax Expense	—	—	1,297	1,297
Interest Expense	1,710	6,141	55,491	63,342
Interest Income	(90)	—	(3,197)	(3,287)
Depreciation, Depletion and Amortization	206,727	4,834	13,022	224,583
Stock-Based Compensation	5,768	265	599	6,632
Gain on Debt Extinguishment	—	—	(657)	(657)
Pension Settlement	—	—	22	22
Fair Value Adjustment of Commodity Derivative Instruments	52,204	—	—	52,204
Adjusted EBITDA	$360,480	$43,491	$(25,725)	$378,246

	For the Year Ended December 31, 2020
	PAMC	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$16,185	$32,537	$(61,936)	$(13,214)
Income Tax Expense	—	—	3,972	3,972
Interest Expense	1,236	6,166	53,784	61,186
Interest Income	(10)	—	(1,220)	(1,230)
Depreciation, Depletion and Amortization	198,272	5,095	7,393	210,760
Stock/Unit-Based Compensation	9,905	558	1,116	11,579
CCR Merger Fees	2,623	—	7,199	9,822
Gain on Debt Extinguishment	—	—	(21,352)	(21,352)
Adjusted EBITDA	$228,211	$44,356	$(11,044)	$261,523
Enterprise-Wide Disclosures:
For the year ended December 31, 2022, more than 50% of the Company's revenue was attributable to international customers. India and Europe were attributed greater than 10% of total revenue during the year ended December 31, 2022. For the years ended December 31, 2021 and 2020, more than 50% of the Company's revenue was attributable to customers based in the United States of America. India was attributed greater than 10% of total revenue during the year ended December 31, 2021. No individual country outside of the United States was attributed greater than 10% of total revenue during the year ended December 31, 2020.
CONSOL Energy's property, plant and equipment is predominantly located in the United States. At December 31, 2022 and 2021, less than 1% of the Company's net property, plant and equipment was located in Canada.
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
Charges for services from the Company to the Partnership prior to the CCR Merger include the following:

For the Year Ended December 31, 2020
Operating and Other Costs	$3,820
General and Administrative Costs	9,604
Total Services from CONSOL Energy	$13,424
Operating and Other Costs included pension service costs and insurance expenses. General and Administrative Costs included charges for incentive compensation, an annual administrative support fee and reimbursement for the provision of certain management and operating services provided by the Company.
NOTE 26—SUBSEQUENT EVENTS
On December 20, 2022, CONSOL Energy issued a notice of partial redemption of its Second Lien Notes at 102.75% in the amount of $25 million. The redemption took place on January 19, 2023.
On February 1, 2023, CONSOL Energy issued a notice of partial redemption of its Second Lien Notes at 102.75% in the amount of $25 million. The redemption will take place on March 3, 2023.
On February 7, 2023, CONSOL Energy announced a $1.10/share dividend in an aggregate amount of approximately $39 million, payable on February 28, 2023 to all stockholders of record as of February 17, 2023.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND     FINANCIAL DISCLOSURES
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure controls and procedures. CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, CONSOL Energy’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2022 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy’s management, including CONSOL Energy’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of CONSOL Energy's internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that CONSOL Energy maintained effective internal control over financial reporting as of December 31, 2022.
Ernst & Young LLP, our independent registered public accounting firm that has audited the financial statements contained in this annual report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting, which is on page 127 of this annual report on Form 10-K.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of CONSOL Energy Inc.
Opinion on Internal Control Over Financial Reporting
We have audited CONSOL Energy Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CONSOL Energy Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of CONSOL Energy Inc. and Subsidiaries as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 10, 2023 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 10, 2023

ITEM 9B.    OTHER INFORMATION
Employment Agreement - Brock
On February 6, 2023, the Board of Directors approved a third amendment (the “third amendment”) to the existing Employment Agreement between the Company and its Chief Executive Officer, James A. Brock, dated as of February 15, 2018, as amended on February 10, 2021 and February 10, 2022. The purpose of the third amendment is to add a performance condition to the 2023 retention payment. Specifically, in addition to the service requirement therein, the third amendment adds a requirement that the Company have paid all principal and interest outstanding under its Term Loan B Facility and its Second Lien Notes, in order for Mr. Brock to receive the full retention payment opportunity in the amount of $1,000,000 payable on December 31, 2023 or January 1, 2024. The third amendment became effective on February 6, 2023. The foregoing description is qualified in its entirety by reference to the full text of the third amendment, which is filed as Exhibit 10.52 to this Annual Report on Form 10-K and is incorporated into this Item 9B by reference.
CIC Agreement - Thakkar
On February 6, 2023, the Board of Directors approved an amendment to the existing Change in Control Severance Agreement between the Company and its President, Miteshkumar B. Thakkar, dated as of January 3, 2020 (the “CIC Agreement”). The purpose of the amendment is to increase his severance pay in the event of termination without Cause or for Good Reason in connection with a Change in Control to 2.5 times the Base Salary and Incentive Pay (with each capitalized term as defined in the CIC Agreement). This amendment to the CIC Agreement became effective on February 8, 2023. The foregoing description is qualified in its entirety by reference to the full text of the amendment to the CIC Agreement, which is filed as Exhibit 10.53 to this Annual Report on Form 10-K and is incorporated into this Item 9B by reference.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference from the information under the captions “Proposal No. 1 - Election of Directors,” “Executive Officers,” “Beneficial Ownership of Securities” and “Board of Directors and Compensation Information - Board of Directors and its Committees” in the Company's Proxy Statement on Schedule 14A for its 2023 Annual Meeting of Stockholders (the “Proxy Statement”).
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
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the information under the captions “Board of Directors and Compensation Information - Director Compensation Table - 2022,” “Board of Directors and Compensation Information - Understanding Our Director Compensation Table” and “Executive Compensation Information” in the Proxy Statement.
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
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
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
The following documents are filed as part of this report:
Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Balance Sheets at December 31, 2022 and 2021
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020
Notes to the Audited Consolidated Financial Statements
Schedules:
None
Index to Exhibits

Exhibits	Description	Method of Filing
2.1	Separation and Distribution Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.1 to Form 8-K (File No. 001-38147) filed on December 4, 2017
2.2	Tax Matters Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.2 to Form 8-K (File No. 001-38147) filed on December 4, 2017
2.3	Employee Matters Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.3 to Form 8-K (File No. 001-38147) filed on December 4, 2017

2.4	Intellectual Property Matters Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.4 to Form 8-K (File No. 001-38147) filed on December 4, 2017
2.5***	Agreement and Plan of Merger, dated as of October 22, 2020, by and among CONSOL Energy Inc., Transformer LP Holdings Inc., Transformer Merger Sub LLC, CONSOL Coal Resources LP and CONSOL Coal Resources GP LLC	Filed as Exhibit 2.1 to Form 8-K (File No. 001-38147) filed on October 23, 2020
3.1	Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to Form 8-K (File No. 001-38147) filed on December 4, 2017
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to Form 8-K (File No. 001-38147) filed on May 8, 2020
3.3	Second Amended and Restated Bylaws of the Company	Filed as Exhibit 3.2 to Form 8-K (File No. 001-38147) filed on May 8, 2020
4.1	Indenture dated as of November 13, 2017 by and between CONSOL Energy Inc. (formerly known as CONSOL Mining Corporation) and UMB Bank, N.A., as Trustee and Collateral Trustee (including form of supplemental indenture on subsidiary guarantors).	Filed as Exhibit 4.1 to Form 8-K (File No. 001-38147) filed on November 15, 2017
4.2	Description of Capital Stock	Filed as Exhibit 4.2 to Form 10-K (File No. 001-38147) filed on February 12, 2021
4.3	Indenture, dated as of April 1, 2021, among CONSOL Energy Inc., the subsidiary guarantors party thereto and Wilmington Trust, N.A., as trustee	Filed as Exhibit 4.1 to Form 8-K (File No. 001-38147) filed on April 19, 2021
4.4	Loan Agreement, dated as of April 1, 2021, between the Pennsylvania Economic Development Financing Authority and the Company	Filed as Exhibit 4.2 to Form 8-K (File No. 001-38147) filed on April 19, 2021
4.5	Guaranty Agreement, dated as of April 1, 2021, among the subsidiary guarantors of CONSOL Energy Inc. and Wilmington Trust, N.A., as trustee	Filed as Exhibit 4.3 to Form 8-K (File No. 001-38147) filed on April 19, 2021
10.1	Transition Services Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.2	CNX Resources Corporation to CONSOL Energy Inc. Trademark License Agreement dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 10.2 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.3	CONSOL Energy Inc. to CNX Resources Corporation Trademark License Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 10.3 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.4	First Amendment to Contract Agency Agreement, dated as of November 28, 2017, by and among CONSOL Energy Sales Company, CONSOL Thermal Holdings LLC (formerly known as CNX Thermal Holdings LLC) and the other parties thereto	Filed as Exhibit 10.5 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.5	First Amendment to Water Supply and Services Agreement, dated as of November 28, 2017 by and between CNX Water Assets LLC and CONSOL Thermal Holdings LLC (formerly known as CNX Thermal Holdings LLC)	Filed as Exhibit 10.6 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.6	Second Amendment to the Pennsylvania Mine Complex Operating Agreement, dated as of November 28, 2017, by and among CONSOL Pennsylvania Coal Company LLC, Conrhein Coal Company, CONSOL Thermal Holdings LLC and CONSOL Coal Resources LP	Filed as Exhibit 10.7 to Form 8-K (File No. 001-38147) filed on December 4, 2017

10.7	Credit Agreement, dated as of November 28, 2017, by and among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the other Secured Parties referred to therein	Filed as Exhibit 10.8 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.8	Amendment No. 1, dated as of March 28, 2019, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on April 3, 2019
10.9	Amendment No. 2, dated as of June 5, 2020, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on June 11, 2020
10.10	Amendment No. 3, dated as of March 29, 2021, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on March 31, 2021
10.11	Amendment No. 4, dated as of July 18, 2022, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on July 25, 2022
10.12	CONSOL Energy Inc. Omnibus Performance Incentive Plan*	Filed as Exhibit 4.3 to Form S-8 (File No. 333-221727) filed on November 22, 2017
10.13	Purchase and Sale Agreement, dated as of November 30, 2017, by and among CONSOL Marine Terminals LLC, CONSOL Pennsylvania Coal Company LLC and CONSOL Funding LLC	Filed as Exhibit 10.11 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.14	Sub-Originator Sale Agreement, dated as of November 30, 2017, by and between CONSOL Thermal Holdings LLC and CONSOL Pennsylvania Coal Company LLC	Filed as Exhibit 10.12 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.15	Receivables Financing Agreement, dated as of November 30, 2017, by and among CONSOL Funding LLC, CONSOL Pennsylvania Coal Company LLC, PNC Bank, N.A., PNC Capital Markets, LLC and certain lenders from time to time party thereto	Filed as Exhibit 10.13 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.16	First Amendment to Receivables Financing Agreement dated as of May 29, 2018	Filed as Exhibit 10.13 to Form 10-K (File No. 001-38147) filed on February 12, 2021

10.17	Second Amendment to Receivables Financing Agreement dated as of June 26, 2018	Filed as Exhibit 10.14 to Form 10-K (File No. 001-38147) filed on February 12, 2021
10.18	Third Amendment to Receivables Financing Agreement dated as of July 19, 2018	Filed as Exhibit 10.15 to Form 10-K (File No. 001-38147) filed on February 12, 2021
10.19	Fourth Amendment to Receivables Financing Agreement dated as of August 30, 2018	Filed as Exhibit 10.16 to Form 10-K (File No. 001-38147) filed on February 12, 2021
10.20	Fifth Amendment to Receivables Financing Agreement dated as of March 27, 2020**	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on May 11, 2020
10.21	Sixth Amendment to Receivables Financing Agreement dated as of June 22, 2022**	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on August 4, 2022
10.22	Seventh Amendment to Receivables Financing Agreement dated as of July 29, 2022**	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on August 4, 2022
10.23	Second Amendment and Restatement of Master Cooperation and Safety Agreement by and among CONSOL Energy Inc., CNX Gas Company LLC, CNX Resources Holdings LLC and certain other parties thereto	Filed as Exhibit 10.5 to Form 10-12B/A (File No. 001-38147) filed on October 27, 2017
10.24	CONSOL Energy Inc. Deferred Compensation Plan for Non-Employee Directors*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on November 1, 2018
10.25	Employment Agreement of James A. Brock*	Filed as Exhibit 10.1 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.26	Change in Control Severance Agreement for Martha A. Wiegand*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.27	Change in Control Severance Agreement for Kurt Salvatori*	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.28	Change in Control Severance Agreement for John Rothka*	Filed as Exhibit 10.6 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.29	Form Notice of Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.7 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.30	Form Notice of Performance-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.8 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.31	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Spin Recognition (Non-Employee Director)*	Filed as Exhibit 10.9 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.32	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Spin Recognition*	Filed as Exhibit 10.10 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.33	Form Notice of Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on May 8, 2019
10.34	Form Notice of Performance-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on May 8, 2019

10.35	Change in Control Severance Agreement for Mitesh Thakkar*	Filed as Exhibit 10.30 to Form 10-K (File No. 001-38147) filed on February 11, 2022
10.36	Form of Notice of Restricted Stock Unit Award Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on May 11, 2020
10.37	Form of Notice of Performance-Based Restricted Stock Unit Award Terms and Conditions for James A. Brock*#	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on May 11, 2020
10.38	Form of Notice of Performance-Based Cash Award*#	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on May 11, 2020
10.39	CONSOL Energy Inc. 2020 Amended and Restated Omnibus Performance Incentive Plan*	Filed as Exhibit 4.4 to Registration Statement on Form S-8 (file No. 333-238173) filed on May 11, 2020
10.40	Form of Notice of Restricted Stock Unit Award Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on August 10, 2020
10.41	Form Notice of Performance-based Phantom Units and Terms and Conditions*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on May 4, 2021
10.42	Form Notice of Performance-based Market Share Units and Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on May 4, 2021
10.43	Form of Notice of Restricted Stock Unit Award Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.1 to Form 10-Q (File No. 001-38147) filed on August 3, 2021
10.44	Support Agreement, dated as of October 22, 2020, by and among CONSOL Energy Inc. and CONSOL Coal Resources LP	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on October 23, 2020
10.45	Amendment to CONSOL Energy Inc. 2020 Amended and Restated Omnibus Performance Incentive Plan, effective as of December 30, 2020 (incorporated by reference to Exhibit 4.5 to CEIX's Registration Statement on Form S-8 filed on December 31, 2020)	Filed as Exhibit 4.5 to Form S-8 (File No. 001-38147) filed on December 31, 2020
10.46	First Amendment to Employment Agreement of James A. Brock*	Filed as Exhibit 10.45 to Form 10-K (File No. 001-38147) filed on February 12, 2021
10.47	Second Amendment to Employment Agreement of James A. Brock*	Filed as Exhibit 10.44 to Form 10-K (File No. 001-38147) filed on February 11, 2022
10.48	Form of Notice of Restricted Stock Unit Award Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on August 4, 2022
10.49	Form Notice of Performance Based Cash Award and Terms and Conditions*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on May 3, 2022
10.50	Form Notice of Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on May 3, 2022
10.51	2022 Executive Short-Term Incentive Program Terms and Conditions*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on May 3, 2022
10.52	Third Amendment to Employment Agreement of James A. Brock*	Filed herewith

10.53	Change in Control Severance Agreement for Mitesh Thakkar*	Filed herewith
21	Subsidiaries of CONSOL Energy Inc.	Filed herewith
23.1	Consent of Ernst & Young LLP	Filed herewith
23.2	Consent of Third-Party Qualified Person	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
95	Mine Safety Disclosure	Filed herewith
96.1	Technical Report Summary, Coal Resources and Coal Reserves, Pennsylvania Mining Complex, Pennsylvania and West Virginia	Filed herewith
96.2	Technical Report Summary, Coal Resources and Coal Reserves, Itmann Mining Complex, Wyoming and McDowell Counties, West Virginia	Filed herewith
96.3	Technical Report Summary, Coal Resources, Mason Dixon and River Mine Properties, Greene County, Pennsylvania, Marshall, Monongalia, and Wetzel Counties, West Virginia	Filed as Exhibit 96.3 to Form 10-K (File No. 001-38147) filed on February 11, 2022
101	Interactive Data File (Form 10-K for the year ended December 31, 2022, furnished in Inline XBRL)	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 10th day of February, 2023.

CONSOL ENERGY INC.

By:	/s/ JAMES A. BROCK
James A. Brock
Director, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ MITESHKUMAR B. THAKKAR
Miteshkumar B. Thakkar
Chief Financial Officer and President
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 10th day of February, 2023, by the following persons on behalf of the registrant in the capacities indicated:

Signature	Title

/s/ JAMES A. BROCK	Director, Chief Executive Officer
James A. Brock	(Principal Executive Officer)

/s/ MITESHKUMAR B. THAKKAR	Chief Financial Officer and President
Miteshkumar B. Thakkar	(Principal Financial Officer)

/s/ JOHN M. ROTHKA	Chief Accounting Officer
John M. Rothka	(Principal Accounting Officer)

/s/ WILLIAM P. POWELL	Director and Chairman of the Board
William P. Powell

/s/ SOPHIE BERGERON	Director
Sophie Bergeron

/s/ JOHN T. MILLS	Director
John T. Mills

/s/ JOSEPH P. PLATT	Director
Joseph P. Platt

/s/ EDWIN S. ROBERSON	Director
Edwin S. Roberson