Form 10-Q
period 2023-03-31
CONSOL Energy Inc.
filed 2023-05-02
CIK 1710366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
CONSOL Energy Inc. had 33,919,253 shares of common stock, $0.01 par value, outstanding at April 21, 2023.

IMPORTANT DEFINITIONS REFERENCED IN THIS QUARTERLY REPORT

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
•“Itmann Mining Complex” refers to the Company's Itmann No. 5 metallurgical coal mine and coal preparation plant located in Wyoming County, West Virginia, and surrounding reserves to be processed and sold through the Itmann Mining Complex coal preparation plant; and
•“Pennsylvania Mining Complex” or “PAMC” refers to the Bailey, Enlow Fork and Harvey coal mines, the Central Preparation Plant, and related coal reserves, assets and operations located in southwestern Pennsylvania and northern West Virginia.

PART I : FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
Revenue and Other Income:	2023	2022
Coal Revenue	$583,379	$476,384
Terminal Revenue	26,711	21,397
Freight Revenue	67,507	38,389
Loss on Commodity Derivatives, net	—	(188,154)
Miscellaneous Other Income	5,284	4,332
Gain on Sale of Assets	5,726	6,181
Total Revenue and Other Income	688,607	358,529
Costs and Expenses:
Operating and Other Costs	260,627	219,082
Depreciation, Depletion and Amortization	59,551	55,954
Freight Expense	67,507	38,389
General and Administrative Costs	17,298	36,602
Loss on Debt Extinguishment	1,375	2,122
Interest Expense	10,279	14,352
Total Costs and Expenses	416,637	366,501
Earnings (Loss) Before Income Tax	271,970	(7,972)
Income Tax Expense (Benefit)	41,593	(3,522)
Net Income (Loss)	$230,377	$(4,450)

Earnings (Loss) per Share:
Total Basic Earnings (Loss) per Share	$6.67	$(0.13)
Total Dilutive Earnings (Loss) per Share	$6.55	$(0.13)

Dividends Declared per Common Share	$1.10	$—
The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net Income (Loss)	$230,377	$(4,450)

Other Comprehensive (Loss) Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: $274, $(508))	(901)	1,525
Unrealized Gain on Investments in Available-for-Sale Securities (Net of tax: $(64), $—)	212	—
Unrealized Gain on Cash Flow Hedges (Net of tax: $—, $(130))	—	391
Other Comprehensive (Loss) Income	(689)	1,916

Comprehensive Income (Loss)	$229,688	$(2,534)
The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)
	March 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and Cash Equivalents	$192,826	$273,070
Short-Term Investments	75,310	—
Restricted Cash - Current	45,797	40,366
Accounts and Notes Receivable
Trade Receivables, net	149,404	158,127
Other Receivables, net	36,209	38,517
Inventories	95,635	66,290
Prepaid Expenses	16,807	22,113
Total Current Assets	611,988	598,483
Property, Plant and Equipment:
Property, Plant and Equipment	5,442,735	5,408,577
Less - Accumulated Depreciation, Depletion and Amortization	3,502,386	3,448,495
Total Property, Plant and Equipment—Net	1,940,349	1,960,082
Other Assets:
Right of Use Asset - Operating Leases	18,267	19,799
Restricted Cash - Non-current	8,220	13,516
Salary Retirement	41,672	38,548
Other Noncurrent Assets, net	74,815	73,949
Total Other Assets	142,974	145,812
TOTAL ASSETS	$2,695,311	$2,704,377
The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)
	March 31, 2023	December 31, 2022
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$120,539	$130,232
Current Portion of Long-Term Debt	24,580	28,846
Operating Lease Liability, Current Portion	4,820	4,922
Commodity Derivatives	—	15,142
Other Accrued Liabilities	292,527	269,656
Total Current Liabilities	442,466	448,798
Long-Term Debt:
Long-Term Debt	252,977	342,110
Finance Lease Obligations	10,064	13,225
Total Long-Term Debt	263,041	355,335
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	231,043	232,593
Pneumoconiosis Benefits	147,322	148,390
Asset Retirement Obligations	221,174	221,858
Workers’ Compensation	41,558	40,951
Salary Retirement	20,568	20,585
Operating Lease Liability	13,731	15,073
Deferred Income Taxes	21,704	21,914
Other Noncurrent Liabilities	11,807	33,054
Total Deferred Credits and Other Liabilities	708,907	734,418
TOTAL LIABILITIES	1,414,414	1,538,551

Stockholders' Equity:
Common Stock, $0.01 Par Value; 62,500,000 Shares Authorized, 33,872,287 Shares Issued and Outstanding at March 31, 2023; 34,746,904 Shares Issued and Outstanding at December 31, 2022	339	347
Capital in Excess of Par Value	615,872	646,237
Retained Earnings	815,015	668,882
Accumulated Other Comprehensive Loss	(150,329)	(149,640)
TOTAL EQUITY	1,280,897	1,165,826
TOTAL LIABILITIES AND EQUITY	$2,695,311	$2,704,377
The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
December 31, 2022	$347	$646,237	$668,882	$(149,640)	$1,165,826
(Unaudited)
Net Income	—	—	230,377	—	230,377
Actuarially Determined Long-Term Liability Adjustments (Net of $274 Tax)	—	—	—	(901)	(901)
Investments in Available-for-Sale Securities (Net of $64 Tax)	—	—	—	212	212
Comprehensive Income (Loss)	—	—	230,377	(689)	229,688
Issuance of Common Stock	3	(3)	—	—	—
Repurchases of Common Stock (1,207,409 Shares)	(11)	(22,446)	(44,676)	—	(67,133)
Excise Tax on Repurchases of Common Stock	—	—	(478)	—	(478)
Amortization of Stock-Based Compensation Awards	—	4,792	—	—	4,792
Shares Withheld for Taxes	—	(12,708)	—	—	(12,708)
Dividends on Common Shares ($1.10/share)	—	—	(38,287)	—	(38,287)
Dividend Equivalents Earned on Stock-Based Compensation Awards	—	—	(803)	—	(803)
March 31, 2023	$339	$615,872	$815,015	$(150,329)	$1,280,897

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
December 31, 2021	$345	$646,945	$280,960	$(255,437)	$672,813
(Unaudited)
Net Loss	—	—	(4,450)	—	(4,450)
Actuarially Determined Long-Term Liability Adjustments (Net of $508 Tax)	—	—	—	1,525	1,525
Interest Rate Hedge (Net of $130 Tax)	—	—	—	391	391
Comprehensive (Loss) Income	—	—	(4,450)	1,916	(2,534)
Issuance of Common Stock	3	(3)	—	—	—
Amortization of Stock-Based Compensation Awards	—	4,201	—	—	4,201
Shares Withheld for Taxes	—	(6,072)	—	—	(6,072)
March 31, 2022	$348	$645,071	$276,510	$(253,521)	$668,408
The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net Income (Loss)	$230,377	$(4,450)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	59,551	55,954
Gain on Sale of Assets	(5,726)	(6,181)
Stock-Based Compensation	4,792	4,201
Amortization of Debt Issuance Costs	2,141	2,020
Loss on Debt Extinguishment	1,375	2,122
Deferred Income Taxes	(210)	(5,078)
Other Adjustments to Net Income	(34)	162
Changes in Operating Assets:
Accounts and Notes Receivable	11,031	(74,050)
Inventories	(29,345)	4,078
Prepaid Expenses and Other Assets	5,306	2,165
Changes in Other Assets	(4,810)	(5,582)
Changes in Operating Liabilities:
Accounts Payable	(3,274)	23,456
Commodity Derivatives, net Liability	(15,142)	147,981
Other Operating Liabilities	21,888	(883)
Changes in Other Liabilities	(29,409)	2,292
Net Cash Provided by Operating Activities	248,511	148,207
Cash Flows from Investing Activities:
Capital Expenditures	(33,757)	(36,643)
Proceeds from Sales of Assets	6,000	6,478
Purchases of Short-Term Investments	(75,000)	—
Other Investing Activity	—	(1,329)
Net Cash Used in Investing Activities	(102,757)	(31,494)
Cash Flows from Financing Activities:
Payments on Finance Lease Obligations	(8,137)	(6,328)
Payments on Term Loan A	—	(6,250)
Payments on Term Loan B	(40,000)	(687)
Payments on Second Lien Notes	(51,375)	(26,387)
Payments on Other Debt	(235)	(187)
Shares Withheld for Taxes	(12,708)	(6,072)
Repurchases of Common Stock	(75,121)	—
Dividends	(38,287)	—
Net Cash Used in Financing Activities	(225,863)	(45,911)
Net (Decrease) Increase in Cash and Cash Equivalents and Restricted Cash	(80,109)	70,802
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	326,952	198,206
Cash and Cash Equivalents and Restricted Cash at End of Period	$246,843	$269,008

Non-Cash Investing and Financing Activities:
Finance Lease	$588	$4,166
The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in thousands, except per share data)
NOTE 1—BASIS OF PRESENTATION:
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for future periods.
The Consolidated Balance Sheet at December 31, 2022 has been derived from the Audited Consolidated Financial Statements at that date but does not include all disclosures required by GAAP. This Form 10-Q report should be read in conjunction with CONSOL Energy Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022.
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
Recent Accounting Pronouncements
In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-02 - Investments—Equity Method and Joint Ventures (Topic 323). The amendments in this update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. The amendments in this update apply to all reporting entities that hold (1) tax equity investments that meet the conditions for and elect to account for them using the proportional amortization method or (2) an investment in a low-income-housing tax credit (LIHTC) structure through a limited liability entity that is not accounted for using the proportional amortization method and to which certain LIHTC-specific guidance removed from Subtopic 323-740, Investments—Equity Method and Joint Ventures—Income Taxes, has been applied. The amendments in this update are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Management is currently evaluating the impact of this guidance, but does not expect this update to have a material impact on the Company's financial statements.
In March 2022, the FASB issued ASU 2022-02 - Financial Instruments—Credit Losses (Topic 326). The amendments in this update eliminate the accounting guidance for troubled debt restructurings by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The amendments in this update require that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this guidance in the three months ended March 31, 2023, and there was no material impact on the Company's financial statements.
In October 2021, the FASB issued ASU 2021-08 - Business Combinations (Topic 805). The amendments in this update apply to all entities that enter into a business combination within the scope of Subtopic 805-10, Business Combinations—Overall. The amendments in this update require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The amendments in this update do not affect the accounting for other assets or liabilities that may arise from revenue contracts with customers in accordance with Topic 606. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this guidance in the three months ended March 31, 2023, and there was no material impact on the Company's financial statements.

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
The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Anti-Dilutive Restricted Stock Units	67,420	952,942
Anti-Dilutive Performance Share Units	1,854	94,904
	69,274	1,047,846
The computations for basic and dilutive earnings (loss) per share are as follows:

Dollars in thousands, except per share data	Three Months Ended March 31,
	2023	2022
Numerator:
Net Income (Loss)	$230,377	$(4,450)

Denominator:
Weighted-average shares of common stock outstanding	34,535,268	34,660,713
Effect of dilutive shares*	616,333	—
Weighted-average diluted shares of common stock outstanding	35,151,601	34,660,713

Earnings (Loss) per Share:
Basic	$6.67	$(0.13)
Dilutive	$6.55	$(0.13)
*During periods in which the Company incurs a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of all equity awards would be anti-dilutive.
As of March 31, 2023, CONSOL Energy has 500,000 shares of preferred stock authorized, none of which are issued or outstanding.
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

NOTE 2—REVENUE FROM CONTRACTS WITH CUSTOMERS:
The following tables disaggregate CONSOL Energy's revenue from contracts with customers to depict how the nature, amount, timing and uncertainty of the Company's revenues and cash flows are affected by economic factors:

	Three Months Ended March 31, 2023
	Domestic	Export	Total
Power Generation	$184,676	$115,835	$300,511
Industrial	6,508	185,610	192,118
Metallurgical	4,325	86,425	90,750
Total Coal Revenue	195,509	387,870	583,379
Terminal Revenue			26,711
Freight Revenue			67,507
Total Revenue from Contracts with Customers			$677,597

	Three Months Ended March 31, 2022
	Domestic	Export	Total
Power Generation	$223,503	$120,454	$343,957
Industrial	1,944	97,549	99,493
Metallurgical	—	32,934	32,934
Total Coal Revenue	225,447	250,937	476,384
Terminal Revenue			21,397
Freight Revenue			38,389
Total Revenue from Contracts with Customers			$536,170
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

While CONSOL Energy does, from time to time, experience costs of obtaining coal customer contracts with amortization periods greater than one year, those costs are generally immaterial. At March 31, 2023 and December 31, 2022, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. As of and for the three months ended March 31, 2023 and 2022, the Company has not recognized any amortization of previously existing capitalized costs of obtaining customer contracts. Further, the Company has not recognized any coal revenue in the current period that is not a result of current period performance.
Terminal Revenue
Terminal revenues are attributable to the Company's CONSOL Marine Terminal and include revenues earned from providing receipt and unloading of coal from rail cars, transporting coal from the receipt point to temporary storage or stockpile facilities located at the Terminal, stockpiling, blending, weighing, sampling, redelivery, and loading of coal onto vessels. Revenues for these services are earned and performance obligations are considered fulfilled as the services are performed.
The CONSOL Marine Terminal does not normally experience material costs of obtaining customer contracts with amortization periods greater than one year. At March 31, 2023 and December 31, 2022, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. As of and for the three months ended March 31, 2023 and 2022, the Company has not recognized any amortization of previously existing capitalized costs of obtaining Terminal customer contracts. Further, the Company has not recognized any revenue in the current period that is not a result of current period performance.
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

NOTE 3—COMPONENTS OF PENSION AND OTHER POST-EMPLOYMENT BENEFIT (OPEB) PLANS NET PERIODIC BENEFIT COSTS:
The components of Net Periodic Benefit (Credit) Cost are as follows:

	Pension Benefits		Other Post-Employment Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022
Service Cost	$304	$302	$—	$—
Interest Cost	6,757	4,135	3,261	1,974
Expected Return on Plan Assets	(9,867)	(9,319)	—	—
Amortization of Prior Service Credits	—	—	(601)	(601)
Amortization of Actuarial Loss	185	758	—	879
Net Periodic Benefit (Credit) Cost	$(2,621)	$(4,124)	$2,660	$2,252
(Credits) expenses related to pension and other post-employment benefits are reflected in Operating and Other Costs in the Consolidated Statements of Income.
NOTE 4—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:
The components of Net Periodic Benefit Cost are as follows:

	CWP		Workers' Compensation
	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022
Service Cost	$578	$726	$1,399	$1,230
Interest Cost	2,071	1,265	628	342
Amortization of Actuarial (Gain) Loss	(261)	1,060	(512)	(105)
State Administrative Fees and Insurance Bond Premiums	—	—	545	437
Net Periodic Benefit Cost	$2,388	$3,051	$2,060	$1,904
Expenses related to CWP and workers’ compensation are reflected in Operating and Other Costs in the Consolidated Statements of Income.

NOTE 5—INCOME TAXES:
The Company recorded its provision for income taxes for the three months ended March 31, 2023 of $41,593, or 15.3%, of earnings before income taxes, based on its annual estimated income tax rate adjusted for discrete items. The effective tax rate for the three months ended March 31, 2023 differs from the U.S. federal statutory rate of 21%, primarily due to the tax benefit for excess percentage depletion and foreign derived intangible income. These tax provision amounts also include discrete tax adjustments primarily related to equity compensation.
The provision for income taxes for the three months ended March 31, 2022 of ($3,522), or 44.2%, of earnings before income taxes was based on the Company's annual estimated income tax rate adjusted for discrete items. The effective tax rate for the three months ended March 31, 2022 differed from the U.S. federal statutory rate of 21%, primarily due to discrete tax benefits related to equity compensation, as well as effective tax rate impacts of excess percentage depletion and foreign derived intangible income, partially offset by compensation.
On August 16, 2022, the President of the United States signed into law the Inflation Reduction Act of 2022. This legislation does not have a material impact on the Company's current financial statements.
The Company is subject to taxation in the United States and certain of its various states, as well as Canada and certain of its various provinces. The Company is subject to examination for the tax periods 2018 through 2022 for federal and state returns.
NOTE 6—CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:
During the three months ended March 31, 2023, the Company purchased $75,000 in marketable debt securities, primarily comprised of highly liquid U.S. Treasury securities. The investments are held in the custody of a financial institution. These securities are classified as available-for-sale securities and have maturity dates ranging from June 2023 through September 2023, and thus are classified as current assets.

	March 31,
	2023	2022
Cash and Cash Equivalents	$192,826	$222,901
Restricted Cash - Current	45,797	33,854
Restricted Cash - Non-current	8,220	12,253
Cash and Cash Equivalents and Restricted Cash	246,843	269,008
Short-Term Investments	75,310	—
Total	$322,153	$269,008
The Company's investments in available-for-sale securities are as follows:

	March 31, 2023
			Gross Unrealized
	Amortized Cost	Allowance for Credit Losses	Gains	Losses	Fair Value
U.S. Treasury Securities	$75,034	$—	$276	$—	$75,310
Available-for-sale investments are reported at fair value and any unrealized gains or losses are recognized in other comprehensive income, net of tax. Interest and dividends are included in net income when earned.

NOTE 7—CREDIT LOSSES:
Trade receivables are recorded at the invoiced amount and do not bear interest. The Company markets its coal to top-performing rail-served power plants in its core market areas and to industrial and metallurgical consumers in international markets. The Company also provides terminal services to facilitate the exporting of coal from both Company coal sales and third-party transactions. Credit is extended based on an evaluation of a customer's financial condition, the importance of the customer or market for future business and a customer's ability to perform its obligations. Trade receivable balances are monitored against approved credit terms. Credit terms are reviewed and adjusted as considered necessary based on changes to a customer's credit profile. If a customer's credit deteriorates, the Company may reduce credit risk exposure by reducing credit terms, obtaining letters of credit, obtaining credit insurance, or requiring pre-payment for shipments. Other non-trade contractual arrangements consist primarily of overriding royalty agreements and other financial arrangements between the Company and various counterparties.
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

	Trade Receivables	Other Non-Trade Contractual Arrangements

Beginning Balance, December 31, 2022	$1,731	$7,051
Provision for expected credit losses	257	182
Ending Balance, March 31, 2023	$1,988	$7,233
NOTE 8—INVENTORIES:
Inventory components consist of the following:

	March 31, 2023	December 31, 2022
Coal	$31,846	$11,315
Supplies	63,789	54,975
Total Inventories	$95,635	$66,290
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

NOTE 9—ACCOUNTS RECEIVABLE SECURITIZATION:
At March 31, 2023, CONSOL Energy and certain of its U.S. subsidiaries are parties to a trade accounts receivable securitization facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable. In March 2020, the securitization facility was amended to, among other things, extend the maturity date from August 30, 2021 to March 27, 2023. In July 2022, the securitization facility was again amended to, among other things, extend the maturity date to July 29, 2025.
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
At March 31, 2023, the Company's eligible accounts receivable yielded $42,022 of borrowing capacity. At March 31, 2023, the facility had no outstanding borrowings and $40,922 of letters of credit outstanding, leaving available borrowing capacity of $1,100. At December 31, 2022, the Company's eligible accounts receivable yielded $85,179 of borrowing capacity. At December 31, 2022, the facility had no outstanding borrowings and $83,465 of letters of credit outstanding, leaving available borrowing capacity of $1,714. Costs associated with the receivables facility totaled $413 and $275 for the three months ended March 31, 2023 and 2022, respectively. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.
NOTE 10—PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment consists of the following:

	March 31, 2023	December 31, 2022
Plant and Equipment	$3,359,934	$3,330,755
Coal Properties and Surface Lands	901,364	898,628
Airshafts	482,641	481,090
Mine Development	366,241	366,241
Advance Mining Royalties	332,555	331,863
Total Property, Plant and Equipment	5,442,735	5,408,577
Less: Accumulated Depreciation, Depletion and Amortization	3,502,386	3,448,495
Total Property, Plant and Equipment - Net	$1,940,349	$1,960,082
Coal reserves are either owned in fee or controlled by lease. The duration of the leases vary; however, the lease terms are generally extended automatically to the exhaustion of economically recoverable reserves, as long as active mining continues. Coal interests held by lease provide the same rights as fee ownership for mineral extraction and are legally considered real property interests.
As of March 31, 2023 and December 31, 2022, property, plant and equipment includes gross assets under finance leases of $91,208 and $90,516, respectively. Accumulated amortization for finance leases was $60,928 and $54,028 at March 31, 2023 and December 31, 2022, respectively. Amortization expense for assets under finance leases approximated $6,901 and $6,230 for the three months ended March 31, 2023 and 2022, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying Consolidated Statements of Income.

NOTE 11—OTHER ACCRUED LIABILITIES:

	March 31, 2023	December 31, 2022
Subsidence Liability	$94,440	$96,623
Accrued Compensation and Benefits	54,693	67,893
Accrued Income Taxes	43,522	1,513
Accrued Other Taxes	8,590	10,551
Accrued Interest	5,147	7,942
Other	11,591	9,880
Current Portion of Long-Term Liabilities:
Asset Retirement Obligations	29,644	29,644
Postretirement Benefits Other than Pensions	22,190	22,436
Pneumoconiosis Benefits	12,673	12,723
Workers' Compensation	10,037	10,451
Total Other Accrued Liabilities	$292,527	$269,656
NOTE 12—LONG-TERM DEBT:

	March 31, 2023	December 31, 2022
Debt:
MEDCO Revenue Bonds in Series due September 2025 at 5.75%	$102,865	$102,865
9.00% PEDFA Solid Waste Disposal Revenue Bonds due April 2028	75,000	75,000
11.00% Senior Secured Second Lien Notes due November 2025	49,107	99,107
Term Loan B due in September 2024 (Principal of $23,590 and $63,590 less Unamortized Discount of $34 and $106, 11.50% and 8.92% Weighted Average Interest Rate, respectively)	23,556	63,484
Other Debt Arrangements	2,165	2,400
Advance Royalty Commitments (8.09% Weighted Average Interest Rate)	7,716	7,716
Less: Unamortized Debt Issuance Costs	(2,673)	(3,721)
	257,736	346,851
Less: Amounts Due in One Year*	(4,759)	(4,741)
Long-Term Debt	$252,977	$342,110
* Excludes current portion of Finance Lease Obligations of $19,821 and $24,105 at March 31, 2023 and December 31, 2022, respectively.
Senior Secured Credit Facilities
In November 2017, CONSOL Energy entered into a revolving credit facility with PNC Bank, N.A. with commitments up to $300,000 (the “Revolving Credit Facility”), a Term Loan A Facility of up to $100,000 (the “TLA Facility”) and a Term Loan B Facility of up to $400,000 (the “TLB Facility”, and together with the Revolving Credit Facility and the TLA Facility, the “Senior Secured Credit Facilities”). On March 28, 2019, the Company amended the Senior Secured Credit Facilities to increase the borrowing commitment of the Revolving Credit Facility to $400,000 and reallocate the principal amounts outstanding under the TLA Facility and the TLB Facility. On June 5, 2020, the Company amended the Senior Secured Credit Facilities (the “2020 amendment”) to provide eight quarters of financial covenant relaxation, effect an increase in the rate at which borrowings under the Revolving Credit Facility and the TLA Facility bear interest, and add an anti-cash hoarding provision. On March 29, 2021, the Company amended the Senior Secured Credit Facilities to revise the negative covenant with respect to other indebtedness to allow the Company to incur obligations under the tax-exempt solid waste disposal revenue bonds. On April 13, 2021, the Pennsylvania Economic Development Financing Authority (“PEDFA”) Solid Waste Disposal Revenue Bonds were issued. The Revolving Credit Facility was further amended in July 2022 (the “2022 amendment”) to, among other things, extend the maturity date of $260,000 of borrowing commitments from March 28, 2023 to July 18, 2026. The Company maintained full access to the $400,000 available under the Revolving Credit Facility until March 28, 2023. As of March 28, 2023, the Company's borrowing limit under the Revolving Credit Facility was reduced to $260,000.
Borrowings under the Company's Senior Secured Credit Facilities bear interest at a floating rate that is, at the Company's option, either (i) SOFR plus the applicable SOFR adjustment (as defined therein) depending on the applicable interest period plus an applicable margin or (ii) an alternate base rate plus an applicable margin. The applicable margin for the Revolving Credit Facility depends on the total net leverage ratio, whereas the applicable margin for the TLB Facility is fixed. The 2020 amendment increased the applicable margin by 50 basis points on both the Revolving Credit Facility and the TLA Facility. The maturity date of the Revolving Credit Facility is July 18, 2026 and the maturity date of the TLA Facility was March 28, 2023. The TLA Facility was paid in full on June 30, 2022. The TLB Facility's maturity date is September 28, 2024. Obligations under the Senior Secured Credit Facilities are guaranteed by (i) all owners of the PAMC held by the Company, (ii) any other members of the Company’s group that own any portion of the collateral securing the Revolving Credit Facility, and (iii) subject to certain customary exceptions and agreed materiality thresholds, all other existing or future direct or indirect wholly-owned restricted subsidiaries of the Company. The obligations are secured by, subject to certain exceptions (including a limitation of pledges of equity interests in certain subsidiaries and certain thresholds with respect to real property), a first-priority lien on (i) the Company’s interest in the PAMC, (ii) the equity interests in PA Mining Complex LP held by the Company, (iii) the CONSOL Marine Terminal, (iv) the Itmann Mining Complex and (v) the 1.4 billion tons of Greenfield Reserves and Resources.
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
The Revolving Credit Facility also includes covenants relating to (i) a maximum first lien gross leverage ratio, (ii) a maximum total net leverage ratio, and (iii) a minimum fixed charge coverage ratio. The maximum first lien gross leverage ratio is calculated as the ratio of Consolidated First Lien Debt to Consolidated EBITDA. Consolidated EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations, non-cash charges related to legacy employee liabilities and gains and losses on debt extinguishment, and subtracts cash payments related to legacy employee liabilities. The maximum total net leverage ratio is calculated as the ratio of Consolidated Indebtedness, minus Cash on Hand, to Consolidated EBITDA. The minimum fixed charge coverage ratio is calculated as the ratio of Consolidated EBITDA to Consolidated Fixed Charges. Consolidated Fixed Charges, as used in the covenant calculation, include cash interest payments, cash payments for income taxes, scheduled debt repayments, dividends paid and Maintenance Capital Expenditures. Under the Revolving Credit Facility, for the fiscal quarters ending on or after June 30, 2022, the maximum first lien gross leverage ratio shall be 1.50 to 1.00, the maximum total net leverage ratio shall be 2.50 to 1.00 and the minimum fixed charge coverage ratio shall be 1.10 to 1.00.
The Company's first lien gross leverage ratio was 0.06 to 1.00 at March 31, 2023. The Company's total net leverage ratio was 0.02 to 1.00 at March 31, 2023. The Company's fixed charge coverage ratio was 2.68 to 1.00 at March 31, 2023. The Company was in compliance with all of its financial covenants under the Senior Secured Credit Facilities as of March 31, 2023.
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
At March 31, 2023, the Revolving Credit Facility had no borrowings outstanding and $145,176 of letters of credit outstanding, leaving $114,824 of unused capacity. At December 31, 2022, the Revolving Credit Facility had no borrowings outstanding and $103,029 of letters of credit outstanding, leaving $296,971 of unused capacity. From time to time,

CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.
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
The SPV is a non-guarantor subsidiary of the Second Lien Notes and the Senior Secured Credit Facilities, and the SPV holds the assets pledged to the lender in the securitization facility. The SPV had total assets of $150,132 and $158,877, comprised mainly of $149,404 and $158,127 trade receivables, net, at March 31, 2023 and December 31, 2022, respectively. Net income attributable to the SPV was $2,622 and $684 for the three months ended March 31, 2023 and 2022, respectively, which primarily reflected intercompany fees related to purchasing the receivables, which are eliminated in the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q. During the three months ended March 31, 2023 and 2022, there were no borrowings or payments under the Accounts Receivable Securitization Facility. See Note 9 - Accounts Receivable Securitization for additional information.
During the three months ended March 31, 2023, the Company spent $51,375 to redeem $50,000 of its outstanding Second Lien Notes. During the three months ended March 31, 2022, the Company spent $26,387 to repurchase $25,000 of its outstanding Second Lien Notes. As a result of these transactions, $1,375 and $2,122 was included in Loss on Debt Extinguishment on the Consolidated Statements of Income for the three months ended March 31, 2023 and 2022, respectively.
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
The Company started a capital construction project on the PAMC coarse refuse disposal area in 2017, which is now funded, in part, by the $75,000 of PEDFA Bond proceeds loaned to the Company. The Company expects to expend these funds as qualified work is completed. During the three months ended March 31, 2023 and 2022, the Company utilized restricted cash in the amount of $3,244 and $3,031, respectively, for qualified expenses. Additionally, the Company had $32,645 and $35,516 in restricted cash at March 31, 2023 and December 31, 2022, respectively, associated with this financing that will be used to fund future spending on the coarse refuse disposal area.
Other Indebtedness
During the year ended December 31, 2019, the Company entered into interest rate swaps, which effectively converted $150,000 of the TLB Facility's floating interest rate to a fixed interest rate for the twelve months ending December 31, 2020 and 2021, and $50,000 of the TLB Facility's floating interest rate to a fixed interest rate for the twelve months ending December 31, 2022. The $50,000 interest rate swap was settled in August 2022 with the change in the floating rate on the TLB Facility to SOFR from LIBOR. The interest rate swaps qualified for cash flow hedge accounting treatment and as such, the change in the fair value of the interest rate swaps was recorded on the Company's Consolidated Balance Sheets as an asset or liability. The effective portion of the gains or losses was reported as a component of accumulated other comprehensive loss. No ineffective gains or losses were reported in earnings during the year ended December 31, 2022.
NOTE 13—COMMITMENTS AND CONTINGENT LIABILITIES:
The Company is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes and other claims and actions arising out of the normal course of business. The Company accrues the estimated loss for these lawsuits and claims when the loss is probable and reasonably estimable. The Company’s estimated accruals related to these pending claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of the Company as of March 31, 2023. It is possible that the aggregate loss in the future with respect to these lawsuits and claims could ultimately be material to the Company’s financial position, results of operations or cash flows; however, such amounts cannot be reasonably estimated. The amount claimed against the Company as of March 31, 2023 is disclosed below when an amount is expressly stated in the lawsuit or claim, which is not often the case.
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
United Mine Workers of America 1992 Benefit Plan Litigation: In 2013, Murray Energy and its subsidiaries (“Murray”) entered into a stock purchase agreement (the “Murray sale agreement”) with the Company's former parent pursuant to which Murray acquired the stock of CCC and certain subsidiaries and certain other assets and liabilities. At the time of sale, the liabilities included certain retiree medical liabilities under the Coal Industry Retiree Health Benefit Act of 1992 (“Coal Act”) and certain federal black lung liabilities under the Black Lung Benefits Act (“BLBA”). Based upon information available, the Company estimates that the annual servicing costs of these liabilities are approximately $10 million to $20 million per year for the next ten years. The annual servicing cost would decline each year since the beneficiaries of the Coal Act consist principally of miners who retired prior to 1994. Murray filed for Chapter 11 bankruptcy in October 2019. As part of the bankruptcy proceedings, Murray unilaterally entered into a settlement with the United Mine Workers of America 1992 Benefit Plant (the “1992 Benefit Plan”) to transfer retirees in the Murray Energy Section 9711 Plan to the 1992 Benefit Plan. This was approved by the bankruptcy court on April 30, 2020. On May 2, 2020, the 1992 Benefit Plan filed an action in the United States District Court for the District of Columbia asking the court to make a determination whether the Company's former parent or the Company has any continuing retiree medical liabilities under the Coal Act (the “1992 Plan Lawsuit”). The Murray sale agreement includes indemnification by Murray with respect to the Coal Act and BLBA liabilities. In addition, the Company had agreed to indemnify its former parent relative to certain pre-separation liabilities. As of September 16, 2020, the Company entered into a settlement agreement with Murray and withdrew its claims in bankruptcy. On September 11, 2020, the Defendants in the 1992 Plan Lawsuit filed a Motion to Dismiss Plaintiffs' Second Amended Complaint which was denied by the Court on March 29, 2022. The Company will continue to vigorously defend any claims that attempt to transfer any of such liabilities directly or indirectly to the Company, including raising all applicable defenses against the 1992 Benefit Plan’s suit. With respect to this lawsuit, while a loss is possible, it is not probable and, as a result, no accrual has been recorded.
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
The following is a summary, as of March 31, 2023, of the financial guarantees, unconditional purchase obligations and letters of credit to certain third parties. Employee-related financial guarantees have primarily been provided to support the 1992 Benefit Plan and federal black lung and various state workers' compensation self-insurance programs. Environmental financial guarantees have primarily been provided to support various performance bonds related to reclamation and other environmental issues. Other financial guarantees have been extended to support sales contracts, insurance policies, surety indemnity agreements, legal matters, full and timely payments of mining equipment leases, and various other items necessary in the normal course of business. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. Certain letters of credit included in the table below were issued against other commitments included in this table. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these commitments are recorded as liabilities in the financial statements. The Company's management believes that these commitments will not have a material adverse effect on the Company's financial condition.

	Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$50,366	$43,116	$7,250	$—	$—
Environmental	398	398	—	—	—
Other	135,334	135,334	—	—	—
Total Letters of Credit	$186,098	$178,848	$7,250	$—	$—
Surety Bonds:
Employee-Related	$81,010	$63,489	$17,521	$—	$—
Environmental	520,953	489,140	31,813	—	—
Other	3,701	2,870	831	—	—
Total Surety Bonds	$605,664	$555,499	$50,165	$—	$—
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
Coal Price Risk Management Positions
The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market in order to manage its exposure to coal prices. The Company has exposure to the risk of fluctuating coal prices related to forecasted or index-priced sales of coal or to the risk of changes in the fair value of a fixed price physical sales contract. All of the Company's coal-related derivative contracts were settled as of December 31, 2022.
Tabular Derivatives Disclosures
The Company had master netting agreements with all of its counterparties which allowed for the settlement of contracts in an asset position with contracts in a liability position in the event of default or termination. Such netting arrangements reduced the Company's credit exposure related to these counterparties to the extent the Company had any liability to such counterparties. For classification purposes, the Company recorded the net fair value of all the positions with a given counterparty as a net asset or liability in the Consolidated Balance Sheets. The fair value of derivatives reflected in the accompanying Consolidated Balance Sheets are set forth in the table below.

	March 31, 2023		December 31, 2022
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Coal Swap Contracts	$—	$—	$6,024	$(21,166)
Effect of Counterparty Netting	—	—	(6,024)	6,024
Net Derivatives as Classified in the Consolidated Balance Sheets	$—	$—	$—	$(15,142)
The Company did not seek cash flow hedge accounting treatment for its commodity derivative financial instruments and therefore, changes in fair value were reflected in earnings throughout the terms of those instruments. During the three months ended March 31, 2022, the Company settled a portion of its commodity derivatives at a loss of $86,252.

Additionally, during the three months ended March 31, 2022, the Company recognized adjustments to the fair value of its commodity derivatives of $101,902. These settlements and fair value adjustments were included in Loss on Commodity Derivatives, net on the accompanying Consolidated Statements of Income.
The Company classified the cash effects of its derivatives within the Cash Flows from Operating Activities section of the Consolidated Statements of Cash Flows.
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
Level One - Quoted prices for identical instruments in active markets. The Company's Level 1 assets include marketable debt securities, primarily highly liquid U.S. Treasury securities.
Level Two - The fair value of the assets and liabilities included in Level 2 are based on standard industry income approach models that use significant observable inputs, including LIBOR-based discount rates, SOFR-based discount rates and U.S. Treasury-based rates. The Company's Level 2 assets and liabilities include coal commodity contracts with fair values derived from quoted prices in over-the-counter markets.
Level Three - Unobservable inputs significant to the fair value measurement supported by little or no market activity.
In those cases when the inputs used to measure fair value meet the definition of more than one level of the fair value hierarchy, the lowest level input that is significant to the fair value measurement in its totality determines the applicable level in the fair value hierarchy.
The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at			Fair Value Measurements at
	March 31, 2023			December 31, 2022
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity Derivatives	$—	$—	$—	$—	$(15,142)	$—
U.S. Treasury Securities	$75,310	$—	$—	$—	$—	$—
The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:
Long-term debt: The fair value of long-term debt is measured using unadjusted quoted market prices or estimated using discounted cash flow analyses. The discounted cash flow analyses are based on current market rates for instruments with similar cash flows.
The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt (Excluding Debt Issuance Costs)	$260,409	$276,346	$350,572	$365,789

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
Reportable segment results for the three months ended March 31, 2023 are:

	PAMC	CONSOL Marine Terminal	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$563,337	$—	$20,042	$—	$583,379
Terminal Revenue	—	26,711	—	—	26,711
Freight Revenue	64,337	—	3,170	—	67,507
Total Revenue from Contracts with Customers	$627,674	$26,711	$23,212	$—	$677,597
Adjusted EBITDA	$330,963	$20,615	$(5,278)	$—	$346,300
Segment Assets	$1,687,932	$82,019	$925,360	$—	$2,695,311
Depreciation, Depletion and Amortization	$51,371	$1,156	$7,024	$—	$59,551
Capital Expenditures	$26,807	$575	$6,375	$—	$33,757

Reportable segment results for the three months ended March 31, 2022 are:

	PAMC	CONSOL Marine Terminal	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$472,976	$—	$3,408	$—	$476,384
Terminal Revenue	—	21,397	—	—	21,397
Freight Revenue	38,389	—	—	—	38,389
Total Revenue from Contracts with Customers	$511,365	$21,397	$3,408	$—	$536,170
Adjusted EBITDA	$158,258	$14,477	$(3,505)	$—	$169,230
Segment Assets	$1,734,316	$80,135	$900,509	$—	$2,714,960
Depreciation, Depletion and Amortization	$50,956	$1,165	$3,833	$—	$55,954
Capital Expenditures	$12,978	$172	$23,493	$—	$36,643
For the three months ended March 31, 2023 and 2022, the Company's reportable segments had revenues from the following customers, each comprising over 10% of the Company's total sales:

	Three Months Ended March 31,
	2023	2022
Customer A	$86,504	*
Customer B	$74,309	*
Customer C	$68,214	*
Customer D	*	$100,322
Customer E	*	$86,585
Customer F	*	$66,289
*Revenues from these customers during the periods presented were less than 10% of the Company's total sales.
Reconciliation of Segment Information to Consolidated Amounts:

	Three Months Ended March 31, 2023
	PAMC	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$276,276	$17,789	$(63,688)	$230,377
Income Tax Expense	—	—	41,593	41,593
Interest Expense	(301)	1,526	9,054	10,279
Interest Income	(408)	—	(1,259)	(1,667)
Depreciation, Depletion and Amortization	51,371	1,156	7,024	59,551
Stock-Based Compensation	4,025	144	623	4,792
Loss on Debt Extinguishment	—	—	1,375	1,375
Adjusted EBITDA	$330,963	$20,615	$(5,278)	$346,300

	Three Months Ended March 31, 2022
	PAMC	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$2,097	$11,613	$(18,160)	$(4,450)
Income Tax Benefit	—	—	(3,522)	(3,522)
Interest Expense	189	1,531	12,632	14,352
Interest Income	(415)	—	(914)	(1,329)
Depreciation, Depletion and Amortization	50,956	1,165	3,833	55,954
Stock-Based Compensation	3,529	168	504	4,201
Loss on Debt Extinguishment	—	—	2,122	2,122
Fair Value Adjustment of Commodity Derivative Instruments	101,902	—	—	101,902
Adjusted EBITDA	$158,258	$14,477	$(3,505)	$169,230
NOTE 17—STOCK AND DEBT REPURCHASES:
In December 2017, CONSOL Energy’s Board of Directors approved a program to repurchase, from time to time, the Company's outstanding shares of common stock or its Second Lien Notes. Since the program's inception, the Company's Board of Directors has subsequently amended the program several times, the most recent of which amendment in August 2022 raised the aggregate limit of the Company's repurchase authority to $600,000 and extended the program until December 31, 2024.
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
During the three months ended March 31, 2023, the Company did not make any open market repurchases of its Second Lien Notes in accordance with this program. During the three months ended March 31, 2022, the Company spent $26,387 to repurchase $25,000 of its Second Lien Notes in accordance with this program. During the three months ended March 31, 2023, the Company repurchased and retired 1,207,409 shares of the Company's common stock at an average price of $55.60 per share. No shares of common stock were repurchased under this program during the three months ended March 31, 2022.
NOTE 18—SUBSEQUENT EVENTS:
On April 26, 2023, CONSOL Energy issued a notice of partial redemption of its Second Lien Notes at 102.75% in the amount of $25 million. The redemption will take place on May 26, 2023.
On April 27, 2023, CONSOL Energy Inc.'s Board of Directors approved an expansion of the stock and debt repurchase program. The aggregate amount of the program's expansion is $400 million, bringing the total amount of the Company's stock and debt repurchase program to $1 billion. The program's available capacity as of May 2, 2023 is approximately $705 million.
On May 2, 2023, CONSOL Energy announced a $1.10/share dividend in an aggregate amount of approximately $37 million, payable on May 23, 2023 to all stockholders of record as of May 15, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in conjunction with the Consolidated Financial Statements and corresponding notes included elsewhere in this Form 10-Q. In addition, this Form 10-Q report should be read in conjunction with the Consolidated Financial Statements for the three-year period ended December 31, 2022 included in CONSOL Energy Inc.'s Form 10-K, filed on February 10, 2023. This MD&A contains forward-looking statements and the matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those projected or implied in the forward-looking statements. Please see “Risk Factors” and “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.
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
Our operations, including the PAMC and the CONSOL Marine Terminal, have consistently generated strong cash flows, even throughout the COVID-19 pandemic. As of December 31, 2022, the PAMC controls 622.1 million tons of high-quality Pittsburgh seam reserves, enough to allow for more than 20 years of full-capacity production, based on our current estimates. As of December 31, 2022, the Itmann Mining Complex includes 28.7 million tons of recoverable coal reserves that are sufficient to support more than 25 years of full-capacity production, based on our current estimates. In addition, we own or control approximately 1.4 billion tons of Greenfield Reserves and Resources located in the Northern Appalachian (“NAPP”), the Central Appalachian (“CAPP”) and the Illinois Basins (“ILB”). Our vision is to maximize cash flow generation through the safe, compliant, and efficient operation of this core asset base, while strategically reducing debt, returning capital through share buybacks and/or dividends, and, when prudent, allocating capital toward compelling growth and diversification opportunities.
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

•Itmann Mining Complex: Construction of the Itmann No. 5 Mine, located in Wyoming County, West Virginia, began in the second half of 2019; development mining began in April 2020, but the pace of the project was intentionally slowed to minimize capital spending due to the uncertainties surrounding the COVID-19 pandemic. The coal preparation plant was commissioned during the third quarter of 2022 and shipped its first train in October 2022. The Company anticipates approximately 900 thousand tons per year of high-quality, low-vol coking coal production from the Itmann No. 5 Mine once it achieves its full run rate, with an anticipated mine life of 25+ years. The preparation plant also includes a rail loadout and the capability for processing up to an additional 750 thousand to 1 million saleable tons annually from third-parties and mining of our surrounding reserves. This additional processing revenue is expected to provide an avenue of growth for the Company.
These low-cost assets and the diverse markets they serve provide us opportunities to generate cash across a wide variety of demand and pricing scenarios. The three mines at the PAMC typically operate four to five longwalls, and the production from all three mines is processed at a single, centralized preparation plant, which is connected via conveyor belts to each mine. The Central Preparation Plant, which can clean and process up to 8,200 raw tons of coal per hour, provides economies of scale while also maintaining the ability to segregate and blend coal based on quality. This infrastructure enables us to tailor our production levels and quality specifications to meet market demands. It also results in a highly productive, low-cost operation as compared to other NAPP coal mines. As of December 31, 2022, and based on production per employee, the PAMC is one of the most productive and efficient coal mining complex in NAPP, averaging 7.88 tons of coal production per employee hour for the past two years. Our high productivity helps drive a low-cost structure. Our efficiency strengthens our margins throughout the commodity cycle and has allowed us to continue to generate positive margins even in challenging pricing environments.
Q1 2023 Highlights:
•PAMC coal shipments of 6.7 million tons.
•CONSOL Marine Terminal throughput volume of 4.6 million tons.
•Debt repayments of $98.4 million – payments on Second Lien Notes, Term Loan B, and equipment-financed and other debt of $50.0 million, $40.0 million and $8.4 million, respectively.
•Announced a dividend of $1.10/share payable on May 23, 2023 to all stockholders of record as of May 15, 2023.
•Repurchased 1.2 million shares of CONSOL Energy common stock at a weighted average price of $55.60 per share.

Outlook for 2023:
Based on our current contracted position, estimated prices and production plans, we are providing the following updated financial and operating performance guidance for full fiscal year 2023:
•PAMC coal sales volume of 25.0-27.0 million tons
•PAMC average realized coal revenue per ton sold (1) of $76.00 - $81.00
•PAMC average cash cost of coal sold per ton (1) of $34.00-$36.00
•Itmann Mining Complex production volume of 400 thousand to 600 thousand tons
•Capital expenditures of $160 million to $185 million

(1) Average realized coal revenue per ton sold and average cash cost of coal sold per ton are operating ratios derived from non-GAAP financial measures. CONSOL Energy is unable to provide a reconciliation of this guidance to any measures calculated in accordance with GAAP due to the unknown effect, timing and potential significance of certain income statement items.
How We Evaluate Our Operations
Our management team uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability. The metrics include: (i) coal production and sales volumes; (ii) realized coal revenue, a non-GAAP financial measure; (iii) cost of coal sold, a non-GAAP financial measure; (iv) cash cost of coal sold, a non-GAAP financial measure; (v) average realized coal revenue per ton sold, an operating ratio derived from non-GAAP financial measures; (vi) average cash cost of coal sold per ton, an operating ratio derived from non-GAAP financial measures; (vii) average cash margin per ton sold, an operating ratio derived from non-GAAP financial measures; (viii) adjusted EBITDA, a non-GAAP financial measure; and (ix) total recurring revenues, a non-GAAP financial measure.
We believe realized coal revenue, average realized coal revenue per ton sold, cost of coal sold, cash cost of coal sold, average cash cost of coal sold per ton, and average cash margin per ton sold normalize the volatility contained within comparable GAAP measures by adjusting for certain non-operating or non-cash transactions. We believe that adjusted

EBITDA provides a helpful measure of comparing our operating performance with the performance of other companies that have different financing, capital structures and tax rates than ours. We believe realized coal revenue and average realized coal revenue per ton sold provide useful information to investors because they better reflect our earnings by including the settled costs (or gains) of our commodity derivatives for the period. Each of these non-GAAP metrics are used as supplemental financial measures by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:
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
These non-GAAP financial measures should not be considered an alternative to operating and other costs, total coal revenue, net income, or any other measure of financial performance presented in accordance with GAAP. These measures exclude some, but not all, items that affect measures presented in accordance with GAAP, and these measures and the way we calculate them may vary from those of other companies. As a result, the items presented below may not be comparable to similarly titled measures of other companies.
Reconciliation of Non-GAAP Financial Measures
We evaluate our cost of coal sold and cash cost of coal sold on an aggregate basis by segment, and our average cash cost of coal sold per ton on a per-ton basis. Cost of coal sold includes items such as direct operating costs, royalty and production taxes, direct administration costs, and depreciation, depletion and amortization costs on production assets. Cost of coal sold excludes any indirect costs, such as general and administrative costs, freight expenses, (loss) gain on debt extinguishment, interest expenses, depreciation, depletion and amortization costs on non-production assets and other costs not directly attributable to the production of coal. The cash cost of coal sold includes cost of coal sold less depreciation, depletion and amortization costs on production assets. We define average cash cost of coal sold per ton as cash cost of coal sold divided by tons sold. The GAAP measure most directly comparable to cost of coal sold, cash cost of coal sold and average cash cost of coal sold per ton is operating and other costs.
The following table presents a reconciliation for the PAMC segment of cash cost of coal sold, cost of coal sold and average cash cost of coal sold per ton to operating and other costs, the most directly comparable GAAP financial measure, on a historical basis, for each of the periods indicated (in thousands, except per ton information).

	Three Months Ended March 31,
	2023	2022
Operating and Other Costs	$260,627	$219,082
Less: Other Costs (Non-Production and non-PAMC)	(38,486)	(23,981)
Cash Cost of Coal Sold	$222,141	$195,101
Add: Depreciation, Depletion and Amortization (PAMC Production)	46,264	48,085
Cost of Coal Sold	$268,405	$243,186
Total Tons Sold (in millions)	6.7	6.5
Average Cost of Coal Sold per Ton	$40.18	$37.48
Less: Depreciation, Depletion and Amortization Costs per Ton Sold	6.57	7.57
Average Cash Cost of Coal Sold per Ton	$33.61	$29.91
We evaluate our average realized coal revenue per ton sold and average cash margin per ton sold on a per-ton basis. We define realized coal revenue as total coal revenue, net of settlements of commodity derivatives. We define average realized coal revenue per ton sold as total coal revenue, net of settlements of commodity derivatives divided by tons sold. We define average cash margin per ton sold as average realized coal revenue per ton sold, net of average cash cost of coal sold per ton. The GAAP measure most directly comparable to realized coal revenue, average realized coal revenue per ton sold and average cash margin per ton sold is total coal revenue.

The following table presents a reconciliation for the PAMC segment of realized coal revenue, average realized coal revenue per ton sold and average cash margin per ton sold to total coal revenue, the most directly comparable GAAP financial measure, on a historical basis, for each of the periods indicated (in thousands, except per ton information).

	Three Months Ended March 31,
	2023	2022
Total Coal Revenue (PAMC Segment)	$563,337	$472,976
Less: Settlements of Commodity Derivatives	—	(86,252)
Total Realized Coal Revenue	563,337	386,724
Operating and Other Costs	260,627	219,082
Less: Other Costs (Non-Production and non-PAMC)	(38,486)	(23,981)
Cash Cost of Coal Sold	$222,141	$195,101
Total Tons Sold (in millions)	6.7	6.5
Average Realized Coal Revenue per Ton Sold	$84.32	$59.60
Less: Average Cash Cost of Coal Sold per Ton	33.61	29.91
Average Cash Margin per Ton Sold	$50.71	$29.69
We define adjusted EBITDA as (i) net income (loss) plus income taxes, interest expense and depreciation, depletion and amortization, as adjusted for (ii) certain non-cash items, such as stock-based compensation, loss on debt extinguishment and fair value adjustments of commodity derivative instruments. The GAAP measure most directly comparable to adjusted EBITDA is net income (loss).
The following tables present a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure, on a historical basis, for each of the periods indicated (in thousands).

	Three Months Ended March 31, 2023
	PAMC	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$276,276	$17,789	$(63,688)	$230,377

Add: Income Tax Expense	—	—	41,593	41,593
Add: Interest Expense	(301)	1,526	9,054	10,279
Less: Interest Income	(408)	—	(1,259)	(1,667)
Earnings (Loss) Before Interest & Taxes (EBIT)	275,567	19,315	(14,300)	280,582

Add: Depreciation, Depletion & Amortization	51,371	1,156	7,024	59,551

Earnings (Loss) Before Interest, Taxes and DD&A (EBITDA)	$326,938	$20,471	$(7,276)	$340,133

Adjustments:
Add: Stock-Based Compensation	$4,025	$144	$623	$4,792
Add: Loss on Debt Extinguishment	—	—	1,375	1,375
Total Pre-tax Adjustments	4,025	144	1,998	6,167

Adjusted EBITDA	$330,963	$20,615	$(5,278)	$346,300

	Three Months Ended March 31, 2022
	PAMC	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$2,097	$11,613	$(18,160)	$(4,450)

Less: Income Tax Benefit	—	—	(3,522)	(3,522)
Add: Interest Expense	189	1,531	12,632	14,352
Less: Interest Income	(415)	—	(914)	(1,329)
Earnings (Loss) Before Interest & Taxes (EBIT)	1,871	13,144	(9,964)	5,051

Add: Depreciation, Depletion & Amortization	50,956	1,165	3,833	55,954

Earnings (Loss) Before Interest, Taxes and DD&A (EBITDA)	$52,827	$14,309	$(6,131)	$61,005

Adjustments:
Add: Stock-Based Compensation	$3,529	$168	$504	$4,201
Add: Loss on Debt Extinguishment	—	—	2,122	2,122
Add: Fair Value Adjustment of Commodity Derivative Instruments	101,902	—	—	101,902
Total Pre-tax Adjustments	105,431	168	2,626	108,225

Adjusted EBITDA	$158,258	$14,477	$(3,505)	$169,230

We define recurring revenues as total revenue and other income, less fair value adjustments of commodity derivatives and gains/losses on sales of assets. The GAAP measure most directly comparable to recurring revenues is total revenue and other income. The following table presents a reconciliation of recurring revenues to total revenue and other income, the most directly comparable GAAP financial measure, on a historical basis, for each of the periods indicated (in thousands).

	Three Months Ended March 31,
	2023	2022
Total Revenue and Other Income	$688,607	$358,529
Add: Fair Value Adjustments of Commodity Derivatives	—	101,902
Less: Gain on Sale of Assets	(5,726)	(6,181)
Total Recurring Revenues	$682,881	$454,250

Results of Operations: Three Months Ended March 31, 2023 Compared with the Three Months Ended March 31, 2022
Revenue and Other Income

	Three Months Ended March 31,
(in millions)	2023	2022	Variance
Coal Revenue - PAMC	$563	$473	$90
Coal Revenue - Itmann Mining Complex	20	3	17
Terminal Revenue	27	21	6
Freight Revenue	68	38	30
Total Revenues from Contracts with Customers	678	535	143
Loss on Commodity Derivatives, net	—	(188)	188
Miscellaneous Other Income	5	5	—
Gain on Sale of Assets	6	6	—
Total Revenue and Other Income	$689	$358	331
Revenues from Contracts with Customers
Revenues from contracts with customers were $678 million for the three months ended March 31, 2023 compared to $535 million for the three months ended March 31, 2022.
On a consolidated basis, coal revenue for the three months ended March 31, 2023 was $583 million, which consisted of $563 million from the Pennsylvania Mining Complex and $20 million from the Itmann Mining Complex. The $583 million of coal revenue was sold into the following markets: $300 million into power generation, $192 million into industrial, and $91 million into metallurgical. The Company had consolidated coal revenue of $476 million for the three months ended March 31, 2022, which consisted of $473 million from the Pennsylvania Mining Complex and $3 million from the Itmann Mining Complex. The $476 million of coal revenue was sold into the following markets: $344 million into power generation, $99 million into industrial, and $33 million into metallurgical.

Historically, the majority of the Company's production was directed toward its established base of domestic power plant customers, many of which were secured through spot, annual or multi-year contracts. The domestic power generation market has experienced a lack of growth in recent years. The Company maintains flexibility to diversify its portfolio by placing a growing portion of its production in the export markets, where it sells to power generation, industrial, and metallurgical end-users. These markets tend to provide the Company with pricing upside when markets are strong and with volume stability when markets are weak. In the three months ended March 31, 2023, the Company placed 3.9 million tons of coal, or 58% of its total tons sold, into the export market. Comparatively, in the three months ended March 31, 2022, the Company placed 2.8 million tons of coal, or 43% of its total tons sold, into the export market. Furthermore, when excluding fair value adjustments of commodity derivatives and gains/losses on sales of assets, 56% of the Company's recurring revenues (a non-GAAP measure; see “How We Evaluate Our Operations - ‘Reconciliation of Non-GAAP Financial Measures’” above for an explanation and reconciliation of these amounts to the nearest GAAP measure) were derived from non-power generation applications during the three months ended March 31, 2023, compared to 24% for the three months ended March 31, 2022. See “Operational Performance” for further information about segment results.

The Company’s Terminal revenue consists of fees charged for coal loaded at the CONSOL Marine Terminal, which is located in the Port of Baltimore, Maryland and provides access to international coal markets. Terminal revenues are generated from providing transloading services from rail to vessel or barge, temporary storage or stockpile facilities, as well as blending, weighing, and sampling. Terminal revenues were $27 million for the three months ended March 31, 2023 compared to $21 million for the three months ended March 31, 2022. See “Operational Performance - CONSOL Marine Terminal Analysis” for further information about segment results.

The Company recognizes freight revenue as the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services to move its coal from the mine to the ultimate sales point. Freight revenue is completely offset by freight expense. Freight revenue and freight expense were both $68 million for the three months ended March 31, 2023, compared to $38 million for the three months ended March 31, 2022. The $30 million increase was primarily related to increased transportation costs associated with the aforementioned increase of sales into the export market.

Loss on Commodity Derivatives, net

As of December 31, 2022, all of the Company's coal-related derivative contracts have settled and the Company has not entered into any additional coal-related derivative contracts. During the three months ended March 31, 2022, the Company settled a portion of its coal-related derivatives at a loss of $86 million and recognized fair value adjustments of its commodity derivative instruments of $102 million, driven by increases in forward API2 coal prices during that period. See “Operational Performance - PAMC Analysis” for further information about segment results.

Miscellaneous Other Income

Miscellaneous other income was $5 million for the three months ended March 31, 2023 compared to $5 million for the three months ended March 31, 2022. The change is due to the following items:

	Three Months Ended March 31,
	2023	2022	Variance
Interest Income	$2	$1	$1
Royalty Income - Non-Operated Coal	2	1	1
Other Income	1	3	(2)
Miscellaneous Other Income	$5	$5	$—

Operating and Other Costs

On a consolidated basis, operating and other costs were $261 million for the three months ended March 31, 2023 compared to $219 million for the three months ended March 31, 2022. Operating and other costs increased in the period-to-period comparison due to the following items:

	Three Months Ended March 31,
	2023	2022	Variance
Operating Costs - PAMC	$222	$195	$27
Operating Costs - Itmann Mining Complex	23	3	20
Operating Costs - Terminal	6	6	—
Employee-Related Legacy Liability Expense	3	2	1
Coal Reserve Holding Costs	2	3	(1)
Closed and Idle Mines	1	1	—
Other	4	9	(5)
Operating and Other Costs	$261	$219	$42

Operating costs for the Pennsylvania Mining Complex include items such as direct operating costs, royalties and production taxes and direct administration costs. In the period-to-period comparison, operating costs - PAMC increased $27 million, primarily due to additional production, as the fifth longwall was brought online in the fourth quarter of 2022. See “Operational Performance - PAMC Analysis” for further information on segment operating costs.

Operating costs for the Itmann Mining Complex primarily consist of costs related to produced tons sold, development costs absorbed by the coal revenue generated during development, and costs incurred to purchase third-party metallurgical coal to blend with Itmann coal. Operating costs - Itmann Mining Complex include items such as direct development and operating costs, royalties and production taxes, hauling of raw coal and direct administration costs. The $20 million increase in operating costs - Itmann Mining Complex is primarily due to an increase in the volume of coal as the operations continue to transition from development mining to full production.

Operating costs - Terminal primarily consist of costs related to throughput tons at the CONSOL Marine Terminal, which were consistent in the period-to-period comparison. See “Operational Performance - CONSOL Marine Terminal Analysis” for further information on segment operating costs.

Other costs consist of items that are not related to the Company's mining or terminal operations. The decrease was primarily attributable to fewer expenses incurred in the current quarter across various categories, none of which were individually material.

Depreciation, Depletion, and Amortization

On a consolidated basis, depreciation, depletion and amortization costs were $60 million for the three months ended March 31, 2023, compared to $56 million for the three months ended March 31, 2022. Depreciation, depletion and amortization increased $4 million in the period-to-period comparison primarily due to the commissioning of the Itmann Preparation Plant and the transition from development mining to full production in late 2022.

General and Administrative Costs

On a consolidated basis, general and administrative costs were $17 million for the three months ended March 31, 2023, compared to $37 million for the three months ended March 31, 2022. The $20 million decrease in the period-to-period comparison was primarily related to decreased expense under the long-term incentive compensation plan incurred in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to substantial fluctuations in the Company's share price during each of the respective periods.

Interest Expense

On a consolidated basis, interest expense, net of amounts capitalized, was $10 million for the three months ended March 31, 2023, compared to $14 million for the three months ended March 31, 2022. The decrease in the period-to-period comparison was primarily due to the Company's continued de-leveraging efforts.

Operational Performance: Three Months Ended March 31, 2023 Compared with the Three Months Ended March 31, 2022

CONSOL Energy presently consists of two reportable segments, the PAMC and the CONSOL Marine Terminal. The PAMC includes the Bailey Mine, the Enlow Fork Mine, the Harvey Mine and a centralized preparation plant. The PAMC segment's principal activities include the mining, preparation and marketing of bituminous coal, sold primarily to power generators, industrial end-users and metallurgical end-users. The segment also includes general and administrative activities and interest expense, as well as various other activities assigned to the PAMC segment, but not included in the cost components on a per unit basis. The CONSOL Marine Terminal segment provides coal export terminal services through the Port of Baltimore. The segment also includes general and administrative activities and interest expense, as well as various other activities assigned to the CONSOL Marine Terminal segment.

The Company evaluates the performance of its segments utilizing Adjusted EBITDA and various sales and production metrics. Adjusted EBITDA measures the operating performance of the Company's segments and is used to allocate resources to the Company's segments.

The following table presents results by reportable segment for each of the periods indicated.

	Three Months Ended March 31,
	2023	2022	Variance
PAMC
Total Tons Produced (in millions)	7.0	6.4	0.6
Total Tons Sold (in millions)	6.7	6.5	0.2
Average Realized Coal Revenue per Ton Sold(1)	$84.32	$59.60	$24.72
Average Cash Cost of Coal Sold per Ton(1)	$33.61	$29.91	$3.70
Average Cash Margin per Ton Sold(1)	$50.71	$29.69	$21.02
Adjusted EBITDA (in thousands)(1)	$330,963	$158,258	$172,705

CONSOL Marine Terminal
Throughput Tons (in millions)	4.6	3.6	1.0
Adjusted EBITDA (in thousands)	$20,615	$14,477	$6,138

(1) Adjusted EBITDA is a non-GAAP financial measure, and average realized coal revenue per ton sold, average cash cost of coal sold per ton and average cash margin per ton sold are operating ratios derived from non-GAAP financial measures. See “How We Evaluate Our Operations - ‘Reconciliation of Non-GAAP Financial Measures’” above for an explanation and reconciliation of these amounts to the nearest GAAP measures.

PAMC ANALYSIS:

Coal Production

The table below presents total tons produced (in thousands) from the Pennsylvania Mining Complex for the periods indicated:

	Three Months Ended March 31,
Mine	2023	2022	Variance
Bailey	3,273	3,020	253
Enlow	2,406	1,776	630
Harvey	1,358	1,560	(202)
Total	7,037	6,356	681

Coal production was 7.0 million tons for the three months ended March 31, 2023, compared to 6.4 million tons for the three months ended March 31, 2022. The PAMC's coal production increased in the period-to-period comparison primarily due to the completion of development of the Company's fifth longwall at the PAMC toward the end of the fourth quarter of 2022; it is now fully operational.

Coal Operations

Adjusted EBITDA for the three months ended March 31, 2023 was $331 million compared to $158 million for the three months ended March 31, 2022. The improvement was primarily attributable to a $24.72 increase in average realized coal revenue per ton sold, as well as a 0.2 million increase in tons sold, partially offset by a $3.70 increase in the average cash cost of coal sold per ton. The increase in average realized coal revenue per ton sold is directly attributable to the Company's flexibility to place its coal sales into the market that yields the best arbitrage for its product. Specifically, the mild winter weather in the three months ended March 31, 2023 led to softening demand for domestic electricity generation, which contributed to reduced prices for domestic natural gas, which is a competitor to the Company's coal product. The Company pivoted away from the domestic market and into stronger export markets, recognizing higher realized pricing compared to the prior year period. The Company's realized coal revenue for the three months ended March 31, 2022 was also impacted by the settlement of certain commodity derivatives at a loss of $86 million. All of the Company's commodity derivatives were settled as of December 31, 2022 (see Note 14 - Derivatives in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q). The increase in the average cash cost of coal sold per ton was primarily due to ongoing inflationary pressures on supplies, maintenance costs and contractor labor compared to the prior-year period.

CONSOL MARINE TERMINAL ANALYSIS:

Adjusted EBITDA for the three months ended March 31, 2023 was $21 million compared to $14 million for the three months ended March 31, 2022. Throughput volumes at the CONSOL Marine Terminal were 4.6 million tons for the three months ended March 31, 2023, compared to 3.6 million tons for the three months ended March 31, 2022. CONSOL Marine Terminal revenue was $27 million for the three months ended March 31, 2023 compared to $21 million for the three months ended March 31, 2022, as a result of this increased throughput tonnage and an increase in the rates charged to transload coal at the Terminal due to increased export demand and commodity pricing strength.
Liquidity and Capital Resources
CONSOL Energy's potential sources of liquidity include cash generated from operations, cash on hand, short-term investments of U.S Treasury securities, borrowings under the revolving credit facility and securitization facility (which are discussed below), and, if necessary, the ability to issue additional equity or debt securities. The Company believes that cash generated from these sources, without needing to issue additional equity or debt securities, will be sufficient to meet its short-term working capital requirements, long-term capital expenditure requirements, and debt servicing obligations, as well as to provide required letters of credit.
Despite a warmer-than-normal winter globally, we expect demand for our coal to remain elevated compared to historical norms. The higher prices resulting from this demand are bolstering the Company's cash flows, which has allowed the Company to accelerate debt reduction. As a result, interest expense and debt servicing costs are declining. These factors will allow the Company to continue to opportunistically reduce its debt levels and return capital to stockholders in the form of dividends and/or stock repurchases. During the three months ended March 31, 2023, the Company generated cash flows from operating activities of approximately $249 million and utilized a portion of operating cash flows to retire outstanding indebtedness. More specifically, the Company made debt repayments of $50 million, $40 million, and $8 million on its Second Lien Notes (as defined below), Term Loan B Facility (as defined below), and equipment-financed and other debt, respectively. Despite the planned reduction of $140 million of revolver capacity from non-extending lenders under our Senior Secured Credit Facilities (as defined below), our total liquidity was $384 million as of March 31, 2023, which comprises $193 million of cash and cash equivalents, $75 million of short-term investments into U.S Treasury securities, the remaining capacity of $115 million on our revolving credit facility and the remaining capacity of $1 million on our securitization facility.
Events that negatively impact our overall financial condition and liquidity could result in our inability to comply with our credit facility's financial covenants. This could limit our access to our credit facilities if we are unable to obtain waivers from our lenders or amend the credit facilities. Additionally, access to capital continues to tighten for the Company's industry as a result of banking, institutional and investor environmental, social and governance (ESG) requirements and limitations, which tend to discourage investment in coal and other fossil fuel companies. However, the Company expects to maintain adequate liquidity through its operating cash flow, cash and cash equivalents on hand, and short-term investments, as well as its revolving credit facility and securitization facility, to fund its working capital and capital expenditures in the short-term and long-term.
The Company started a capital construction project on the coarse refuse disposal area at the PAMC in 2017. The construction on the coarse refuse disposal area is now funded, in part, by the $75 million of tax-exempt solid waste disposal revenue bonds, the proceeds of which were loaned to the Company and which the Company expects to expend as qualified work is completed. To date through the three months ended March 31, 2023, the Company utilized restricted cash held in escrow in the amount of $42 million for qualified expenses. The Company has $33 million remaining in restricted cash associated with this financing that will be used to fund future spending on the coarse refuse disposal area.
Uncertainty in the financial markets brings additional potential risks to CONSOL Energy. These risks include a reduction of our ability to raise capital in the equity markets, less availability and higher costs of additional credit and potential counterparty defaults. Overall market disruptions, including as a result of recent or additional bank failures, rising interest rates and sustained high inflation, may impact the Company's collection of trade receivables. As a result, CONSOL Energy regularly monitors the creditworthiness of its customers and counterparties and manages credit exposure through payment terms, credit limits, prepayments and security.

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

CONSOL Energy participates in the United Mine Workers of America (the “UMWA”) Combined Benefit Fund and the UMWA 1992 Benefit Plan for which benefits are reflected in the Company's consolidated financial statements when paid. These benefit arrangements may result in additional liabilities that are not recognized on the Consolidated Balance Sheet at March 31, 2023. The various multi-employer benefit plans are discussed in Note 17—Other Employee Benefit Plans in the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. CONSOL Energy's total contributions under the Coal Industry Retiree Health Benefit Act of 1992 were $1 million and $1 million for the three months ended March 31, 2023 and 2022, respectively. Based on available information at December 31, 2022, CONSOL Energy's aggregate obligation for the UMWA Combined Benefit Fund and 1992 Benefit Plan is estimated to be approximately $39 million. CONSOL Energy also uses a combination of surety bonds, corporate guarantees and letters of credit to secure its financial obligations for employee-related, environmental, performance and various other items which are not reflected on the Consolidated Balance Sheet at March 31, 2023. Management believes these items will expire without being funded. See Note 13— Commitments and Contingent Liabilities in the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CONSOL Energy.

Cash Flows (in millions)

	Three Months Ended March 31,
	2023	2022	Change
Cash Provided by Operating Activities	$249	$148	$101
Cash Used in Investing Activities	$(103)	$(31)	$(72)
Cash Used in Financing Activities	$(226)	$(46)	$(180)
Cash provided by operating activities increased $101 million in the period-to-period comparison, primarily due to a $177 million increase in adjusted EBITDA, a non-GAAP financial measure, offset by other working capital changes that occurred throughout both periods.
Cash used in investing activities increased $72 million in the period-to-period comparison, primarily due to $75 million in purchases of short-term investments into U.S Treasury securities during the three months ended March 31, 2023. Capital expenditures decreased $3 million primarily due to the completion of construction of a preparation plant near the Itmann No. 5 Mine, which was commissioned during the third quarter of 2022, partially offset by an increase in equipment-related expenditures. Further details regarding the Company's capital expenditures are set forth below.

	Three Months Ended March 31,
	2023	2022	Change
Building and Infrastructure	$14	$26	$(12)
Equipment Purchases and Rebuilds	12	5	7
Solid Waste Disposal Project	4	2	2
IS&T Infrastructure	2	1	1
Other	2	3	(1)
Total Capital Expenditures	$34	$37	$(3)
Cash flows used in financing activities increased $180 million in the period-to-period comparison primarily driven by $75 million in CONSOL Energy share repurchases during the three months ended March 31, 2023, including $8 million for the settlement of shares repurchased on December 29 and 30, 2022. No such repurchases were made during the three months ended March 31, 2022. Additionally, there was a $60 million increase in net payments on indebtedness due to the Company's ongoing de-leveraging efforts and $38 million in dividend payments were made during the three months ended March 31, 2023. No such dividend payments were made during the three months ended March 31, 2022.

Senior Secured Credit Facilities
In November 2017, CONSOL Energy entered into a revolving credit facility with PNC Bank, N.A. with commitments up to $300 million (the “Revolving Credit Facility”), a Term Loan A Facility of up to $100 million (the “TLA Facility”) and a Term Loan B Facility of up to $400 million (the “TLB Facility”, and together with the Revolving Credit Facility and the TLA Facility, the “Senior Secured Credit Facilities”). On March 28, 2019, the Company amended the Senior Secured Credit Facilities to increase the borrowing commitment of the Revolving Credit Facility to $400 million and reallocate the principal amounts outstanding under the TLA Facility and the TLB Facility. On June 5, 2020, the Company amended the Senior Secured Credit Facilities (the “2020 amendment”) to provide eight quarters of financial covenant relaxation, effect an increase in the rate at which borrowings under the Revolving Credit Facility and the TLA Facility bear interest, and add an anti-cash hoarding provision. On March 29, 2021, the Company amended the Senior Secured Credit Facilities to revise the negative covenant with respect to other indebtedness to allow the Company to incur obligations under the tax-exempt solid waste disposal revenue bonds. On April 13, 2021, the Pennsylvania Economic Development Financing Authority ("PEDFA") Solid Waste Disposal Revenue Bonds were issued. The Revolving Credit Facility was further amended in July 2022 (the “2022 amendment”) to, among other things, extend the maturity date of $260 million of borrowing commitments from March 28, 2023 to July 18, 2026. The Company maintained full access to the $400 million available under the Revolving Credit Facility until March, 28, 2023. As of March 28, 2023, the Company's borrowing limit under the Revolving Credit Facility was reduced to $260 million.
Borrowings under the Company's Senior Secured Credit Facilities bear interest at a floating rate that is, at the Company's option, either (i) SOFR plus the applicable SOFR adjustment (as defined therein) depending on the applicable interest period plus an applicable margin or (ii) an alternate base rate plus an applicable margin.
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
Obligations under the Senior Secured Credit Facilities are guaranteed by (i) all owners of the PAMC held by the Company, (ii) any other members of the Company’s group that own any portion of the collateral securing the Revolving Credit Facility, and (iii) subject to certain customary exceptions and agreed materiality thresholds, all other existing or future direct or indirect wholly-owned restricted subsidiaries of the Company. The obligations are secured by, subject to certain exceptions (including a limitation of pledges of equity interests in certain subsidiaries and certain thresholds with respect to real property), a first-priority lien on (i) the Company’s interest in the Pennsylvania Mining Complex, (ii) the equity interests in PA Mining Complex LP held by the Company, (iii) the CONSOL Marine Terminal, (iv) the Itmann Mining Complex, and (v) the 1.4 billion tons of Greenfield Reserves and Resources. The Senior Secured Credit Facilities contain a number of customary affirmative covenants. In addition, the Senior Secured Credit Facilities contain a number of negative covenants, including (subject to certain exceptions) limitations on (among other things): indebtedness, liens, investments, acquisitions, dispositions, restricted payments, and prepayments of junior indebtedness. The 2020 amendment added additional conditions to be met for the covenants relating to investments in joint ventures, general investments, share repurchases, dividends, and repurchases of the Second Lien Notes (as defined below). The additional conditions require no outstanding borrowings and no more than $200 million of outstanding letters of credit on the Revolving Credit Facility. Further restrictions apply to investments in joint ventures, share repurchases and dividends that require the total net leverage ratio shall not be greater than 2.00 to 1.00.
The Revolving Credit Facility also includes financial covenants, including (i) a maximum first lien gross leverage ratio, (ii) a maximum total net leverage ratio, and (iii) a minimum fixed charge coverage ratio. The maximum first lien gross leverage ratio is calculated as the ratio of Consolidated First Lien Debt to Consolidated EBITDA. Consolidated EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, nonrecurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations, non-cash charges related to legacy employee liabilities and gains and losses on debt extinguishment, and subtracts cash payments related to legacy employee liabilities. The maximum total net leverage ratio is calculated as the ratio of Consolidated Indebtedness, minus Cash on Hand, to Consolidated EBITDA. The minimum fixed charge coverage ratio is calculated as the ratio of Consolidated EBITDA to Consolidated Fixed Charges. Consolidated Fixed Charges, as used in the covenant calculation, include cash interest payments, cash payments for income taxes, scheduled debt repayments, dividends paid, and Maintenance Capital Expenditures. Under the Revolving Credit Facility, for the fiscal quarters ending on or after June 30, 2022, the maximum first lien gross leverage ratio shall be 1.50 to 1.00, the maximum total net leverage ratio shall be 2.50 to 1.00 and the minimum fixed charge coverage ratio shall be 1.10 to 1.00.
The Company's first lien gross leverage ratio was 0.06 to 1.00 at March 31, 2023. The Company's total net leverage ratio was 0.02 to 1.00 at March 31, 2023. The Company's fixed charge coverage ratio was 2.68 to 1.00 at March 31, 2023. Accordingly, the Company was in compliance with all of its financial covenants under the Senior Secured Credit Facilities as of March 31, 2023.
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
At March 31, 2023, there were no borrowings outstanding under the Revolving Credit Facility and the facility is currently only used for providing letters of credit, with $145 million of letters of credit outstanding, leaving $115 million of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.
Securitization Facility
On November 30, 2017, (1)(i) CONSOL Marine Terminals LLC, as an originator of receivables, (ii) CONSOL Pennsylvania Coal Company LLC (“CONSOL Pennsylvania”), as an originator of receivables and as initial servicer of the receivables for itself and the other originators (collectively, the “Originators”), each a wholly-owned subsidiary of CONSOL Energy, and (iii) CONSOL Funding LLC (the “SPV”), a Delaware special purpose entity and wholly-owned subsidiary of CONSOL Energy, as buyer, entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) and (2)(i) CONSOL Thermal Holdings LLC, an indirect, wholly-owned subsidiary of PA Mining Complex LP, as sub-originator (the “Sub-Originator”), and (ii) CONSOL Pennsylvania, as buyer and as initial servicer of the receivables for itself and the Sub-Originator, entered into a Sub-Originator Sale Agreement (the “Sub-Originator PSA”). In addition, on November 30, 2017, the SPV entered into a Receivables Financing Agreement (the “Receivables Financing Agreement”) by and among (i) the SPV, as borrower, (ii) CONSOL Pennsylvania, as initial servicer, (iii) PNC Bank, as administrative agent, LC Bank and lender, and (iv) the additional persons from time to time party thereto as lenders. Together, the Purchase and Sale Agreement, the Sub-Originator PSA and the Receivables Financing Agreement establish the primary terms and conditions of an accounts receivable securitization program (the “Securitization”). In March 2020, the securitization facility was amended to, among other things, extend the maturity date from August 30, 2021 to March 27, 2023. In July 2022, the securitization facility was again amended to extend the maturity date to July 29, 2025.
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
At March 31, 2023, eligible accounts receivable yielded $42 million of borrowing capacity. At March 31, 2023, the facility had no outstanding borrowings and approximately $41 million of letters of credit outstanding, leaving $1 million of unused capacity. Costs associated with the receivables facility were less than $1 million for the three months ended March 31, 2023. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.
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
Since November 15, 2021, the Company has been permitted to redeem all or part of the Second Lien Notes at the redemption prices set forth below beginning on November 15 of the years indicated, plus accrued and unpaid interest, if any, to, but not including, the redemption date (subject to the rights of holders of the Second Lien Notes on the relevant record date to receive interest due on the relevant interest payment date):

Year	Percentage
2021	105.50%
2022	102.75%
2023 and thereafter	100.00%
During the three months ended March 31, 2023, the Company partially redeemed its Second Lien Notes at a redemption price of 102.75% of the stated principal outstanding in the amount of $50 million and announced an additional $25 million redemption at 102.75% that will settle on May 26, 2023. Prior to November 15, 2021, the Company was permitted to redeem all or a part of the Second Lien Notes at a redemption price equal to 100% of the principal amount thereof plus the Applicable Premium, as defined in the Indenture, plus accrued and unpaid interest, if any, to, but not including, the redemption date (subject to the rights of holders of the Second Lien Notes on the relevant record date to receive interest due on the relevant interest payment date).
The Indenture contains covenants that limit the ability of the Company and the Guarantors, to (i) incur, assume or guarantee additional indebtedness or issue preferred stock; (ii) create liens to secure indebtedness; (iii) declare or pay dividends on the Company’s common stock, redeem stock or make other distributions to the Company’s stockholders; (iv) make investments; (v) restrict dividends, loans or other asset transfers from the Company’s restricted subsidiaries; (vi) merge or consolidate, or sell, transfer, lease or dispose of substantially all of the Company’s assets; (vii) sell or otherwise dispose of certain assets, including equity interests in subsidiaries; (viii) enter into transactions with affiliates; and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If the Second Lien Notes achieve an investment grade rating from both Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. and no default under the Indenture exists, many of the foregoing covenants will terminate and cease to apply. The Indenture also contains customary events of default, including (i) default for 30 days in the payment when due of interest on the Second Lien Notes; (ii) default in payment when due of principal or premium, if any, on the Second Lien Notes at maturity, upon redemption or otherwise; (iii) covenant defaults; (iv) cross-defaults to certain indebtedness, and (v) certain events of bankruptcy or insolvency with respect to the Company or any of the Guarantors. If an event of default occurs and is continuing, the Trustee or the holders of at least 25% in aggregate principal amount of the then-outstanding Second Lien

Notes may declare all the Second Lien Notes to be due and payable immediately. If an event of default arises from certain events of bankruptcy or insolvency, with respect to the Company, any restricted subsidiary of the Company that is a significant subsidiary or any group of restricted subsidiaries of the Company that, taken together, would constitute a significant subsidiary, all outstanding Second Lien Notes will become due and payable immediately without further action or notice.
If the Company experiences certain kinds of changes of control, holders of the Second Lien Notes will be entitled to require the Company to repurchase all or any part of that holder’s Second Lien Notes pursuant to an offer on the terms set forth in the Indenture. The Company will offer to make a cash payment equal to 101% of the aggregate principal amount of the Second Lien Notes repurchased plus accrued and unpaid interest on the Second Lien Notes repurchased to, but not including, the date of purchase, subject to the rights of holders of the Second Lien Notes on the relevant record date to receive interest due on the relevant interest payment date.
The Second Lien Notes were issued in a private offering that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act.
Pennsylvania Economic Development Financing Authority Bonds
In April 2021, CONSOL Energy borrowed the proceeds received from the sale of tax-exempt bonds issued by PEDFA in an aggregate principal amount of $75 million (the “PEDFA Bonds”). The PEDFA Bonds bear interest at a fixed rate of 9.00% for an initial term of seven years. The PEDFA Bonds mature on April 1, 2051 but are subject to mandatory purchase by the Company on April 13, 2028, at the expiration of the initial term rate period. The PEDFA Bonds were issued pursuant to an indenture (the “PEDFA Indenture”) dated as of April 1, 2021, by and between PEDFA and Wilmington Trust, N.A., a national banking association, as trustee (the “PEDFA Notes Trustee”). PEDFA made a loan of the proceeds of the PEDFA Bonds to the Company pursuant to a Loan Agreement (the “Loan Agreement”) dated as of April 1, 2021 between PEDFA and the Company. Under the terms of the Loan Agreement, the Company agreed to make all payments of principal, interest and other amounts at any time due on the PEDFA Bonds or under the PEDFA Indenture. PEDFA assigned its rights as lender under the Loan Agreement, excluding certain reserved rights, to the PEDFA Notes Trustee. Certain subsidiaries of the Company (the “PEDFA Notes Guarantors”) executed a Guaranty Agreement (the “Guaranty”) dated as of April 1, 2021 in favor of the PEDFA Notes Trustee, guarantying the obligations of the Company under the Loan Agreement to pay the PEDFA Bonds when and as due. The obligations of the Company under the Loan Agreement and of the PEDFA Notes Guarantors under the Guaranty are secured by second priority liens on substantially all of the assets of the Company and the PEDFA Notes Guarantors on parity with the Second Lien Notes. The Loan Agreement and Guaranty incorporate by reference covenants in the Indenture under which the Second Lien Notes were issued (discussed previously).
Material Cash Requirements
CONSOL Energy expects to make payments of $90 million on its long-term debt obligations, including interest and discretionary accelerated debt repayments, in the next 12 months. Refer to Note 13 – Long-Term Debt of our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information concerning material cash requirements in future years.
CONSOL Energy expects to make payments of $27 million on its operating and finance lease obligations, including interest, in the next 12 months. Refer to Note 14 – Leases of our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information concerning material cash requirements in future years.
CONSOL Energy expects to make payments of $49 million on its employee-related long-term liabilities in the next 12 months. Refer to Note 15 – Pension and Other Postretirement Benefit Plans and Note 16 – Coal Workers’ Pneumoconiosis and Workers’ Compensation of our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information concerning material cash requirements in future years.
CONSOL Energy believes it will be able to satisfy these material requirements with cash generated from operations, cash on hand, short-term investments, borrowings under the revolving credit facility and securitization facility, and, if necessary, cash generated from its ability to issue additional equity or debt securities.

Debt
At March 31, 2023, CONSOL Energy had total long-term debt and finance lease obligations of $290 million outstanding, including the current portion of long-term debt of $25 million. This long-term debt consisted of:
•An aggregate principal amount of $103 million of industrial revenue bonds which were issued to finance the Baltimore port facility, which bear interest at 5.75% per annum and mature in September 2025. Interest on the industrial revenue bonds is payable March 1 and September 1 of each year. Payment of the principal and interest on the notes is guaranteed by CONSOL Energy.
•An aggregate principal amount of $75 million of PEDFA Bonds, which were issued to finance the ongoing expansion of the coal refuse disposal area at the Central Preparation Plant, which bear interest at 9.00% per annum for an initial term of seven years and mature in April 2051. Interest on the PEDFA Bonds is payable on February 1 and August 1 of each year.
•An aggregate principal amount of $49 million of Second Lien Notes. Interest on the notes is payable May 15 and November 15 of each year.
•An aggregate principal amount of $30 million of finance leases with a weighted average interest rate of 6.62%
•An aggregate principal amount of $24 million in connection with the TLB Facility, due in September 2024. Borrowings under the TLB Facility bear interest at a floating rate.
•Advanced royalty commitments of $8 million with a weighted average interest rate of 8.09% per annum.
•An aggregate principal amount of $1 million of other debt arrangements.
At March 31, 2023, CONSOL Energy had no borrowings outstanding and approximately $145 million of letters of credit outstanding under the $260 million senior secured Revolving Credit Facility. At March 31, 2023, CONSOL Energy had no borrowings outstanding and approximately $41 million of letters of credit outstanding under the $100 million Securitization Facility.
Stock and Debt Repurchases
In December 2017, CONSOL Energy’s Board of Directors approved a program to repurchase, from time to time, the Company's outstanding shares of common stock or its Second Lien Notes. Since the program's inception, the Company's Board of Directors has subsequently amended the program several times, the most recent of which amendment in April 2023 raised the aggregate limit of the Company's repurchase authority to $1 billion. The program expires on December 31, 2024.
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
During the three months ended March 31, 2023, the Company did not make any open market repurchases of its Second Lien Notes in accordance with this program. During the three months ended March 31, 2023, the Company repurchased and retired 1,207,409 shares of the Company's common stock at an average price of $55.60 per share.

Total Equity and Dividends
Total equity attributable to CONSOL Energy was $1,281 million at March 31, 2023 and $1,166 million at December 31, 2022. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.
The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy's Board of Directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CONSOL Energy's financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. The Company's Senior Secured Credit Facilities and the Indenture to the Second Lien Notes limit CONSOL Energy's ability to pay dividends based on certain covenants. At March 31, 2023, the available capacity from which the Company can pay dividends was approximately $362 million. The capacity available to pay future dividends will increase as the Company generates earnings and free cash flow, as defined within the Senior Secured Credit Facilities and the Indenture to the Second Lien Notes.
On May 2, 2023, CONSOL Energy announced a $1.10/share dividend in an aggregate amount of approximately $37 million, payable on May 23, 2023 to all stockholders of record as of May 15, 2023.
Critical Accounting Estimates
CONSOL Energy prepares its financial statements in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. There have been no material changes to the Company's critical accounting estimates from the Annual Report on Form 10-K for the year ended December 31, 2022.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company's exposures to market risk have not materially changed since December 31, 2022. Please see these quantitative and qualitative disclosures about market risk in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy's principal executive officer and principal financial officer, evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CONSOL Energy's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2023 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy's management, including CONSOL Energy's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this quarterly report, you should carefully consider the factors described in “Part 1 - Item 1A. Risk Factors” of CONSOL Energy's 2022 Form 10-K. These described risks are not the only risks the Company faces. Additional risks and uncertainties not currently known to CONSOL Energy or that the Company currently deems to be immaterial also may materially adversely affect CONSOL Energy's business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth repurchases of the Company's common stock during the three months ended March 31, 2023:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (000s omitted) (2)
January 1, 2023 - January 31, 2023	—	$—	—	$372,569	(3)
February 1, 2023 - February 28, 2023	541,471	$54.61	541,471	$342,998	(3)
March 1, 2023 - March 31, 2023	665,938	$56.41	665,938	$305,436	(3)
(1) In December 2017, CONSOL Energy's Board of Directors approved a program to repurchase, from time to time, the Company's outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025. Since the inception of the program, CONSOL Energy Inc.'s Board of Directors has amended the program on several separate occasions. As a result of such amendments, the Company may now repurchase up to $1 billion of its stock and debt until December 31, 2024. As of May 2, 2023, approximately $705 million remained available under the stock and debt repurchase program. The repurchases will be effected from time to time on the open market or in privately negotiated transactions or under a Rule 10b5-1 plan. The program does not obligate CONSOL Energy to acquire any particular amount of its common stock or notes, and the program can be modified or suspended at any time at the Company's discretion.
(2) Management cannot estimate the number of shares that will be repurchased because purchases are made based upon the Company's stock price, the Company's financial outlook and alternative investment options.
(3) In the three months ended March 31, 2023, CONSOL Energy executed approximately $67.133 million of repurchases of its common stock.

Dividends

In the third quarter of the fiscal year ended December 31, 2022, the Company initiated an enhanced shareholder capital return program. The Company currently intends, subject to the discretion of the Company's Board of Directors, to return a planned aggregate of approximately 75% of the Company's quarterly free cash flow in the form of dividends and/or repurchases of shares of common stock. However, the declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy's Board of Directors, and no assurance can be given that CONSOL Energy will continue to pay dividends in the future. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CONSOL Energy's financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. The Company's Senior Secured Credit Facilities and the Indenture to the Second Lien Notes limit CONSOL Energy's ability to pay dividends based on certain covenants.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report on Form 10-Q.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibits	Description	Method of Filing

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

95	Mine Safety and Health Administration Safety Data	Filed herewith

101	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2023, furnished in Inline XBRL)	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL)	Contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOL ENERGY INC.

May 2, 2023	By:	/s/ JAMES A. BROCK
James A. Brock
Director, Chief Executive Officer (Principal Executive Officer)

May 2, 2023	By:	/s/ MITESHKUMAR B. THAKKAR
Miteshkumar B. Thakkar
Chief Financial Officer and President (Principal Financial Officer)

May 2, 2023	By:	/s/ JOHN M. ROTHKA
John M. Rothka
Chief Accounting Officer (Principal Accounting Officer)