Form 10-Q
period 2023-06-30
CONSOL Energy Inc.
filed 2023-08-08
CIK 1710366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2023
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
CONSOL Energy Inc. had 31,985,081 shares of common stock, $0.01 par value, outstanding at July 31, 2023.

IMPORTANT DEFINITIONS REFERENCED IN THIS QUARTERLY REPORT

•“CONSOL Energy,” “we,” “our,” “us,” “our Company” and “the Company” refer to CONSOL Energy Inc. and its subsidiaries;
•“Btu” means one British thermal unit;
•“CONSOL Marine Terminal” refers to the Company's terminal operations located at the Port of Baltimore, Maryland;
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

PART I : FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue and Other Income:	2023	2022	2023	2022
Coal Revenue	$541,099	$532,726	$1,124,478	$1,009,110
Terminal Revenue	31,368	21,779	58,079	43,176
Freight Revenue	81,556	50,411	149,063	88,800
Loss on Commodity Derivatives, net	—	(68,352)	—	(256,506)
Miscellaneous Other Income	6,934	7,690	12,218	12,022
Gain on Sale of Assets	10	365	5,736	6,546
Total Revenue and Other Income	660,967	544,619	1,349,574	903,148
Costs and Expenses:
Operating and Other Costs	276,596	244,217	537,223	463,299
Depreciation, Depletion and Amortization	64,528	57,880	124,079	113,834
Freight Expense	81,556	50,411	149,063	88,800
General and Administrative Costs	25,147	27,911	42,445	64,513
Loss on Debt Extinguishment	688	1,565	2,063	3,687
Interest Expense	7,155	13,121	17,434	27,473
Total Costs and Expenses	455,670	395,105	872,307	761,606
Earnings Before Income Tax	205,297	149,514	477,267	141,542
Income Tax Expense	37,574	23,223	79,167	19,701
Net Income	$167,723	$126,291	$398,100	$121,841

Earnings per Share:
Total Basic Earnings per Share	$5.00	$3.62	$11.69	$3.51
Total Dilutive Earnings per Share	$4.94	$3.54	$11.53	$3.42

Dividends Declared per Common Share	$1.10	$—	$2.20	$—
The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Income	$167,723	$126,291	$398,100	$121,841

Other Comprehensive (Loss) Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: $274, ($508), $548, ($1,016))	(900)	1,524	(1,801)	3,049
Unrealized Loss on Investments in Available-for-Sale Securities (Net of tax: $77, $—, $13, $—)	(255)	—	(43)	—
Unrealized Gain on Cash Flow Hedges (Net of tax: $—, ($75), $—, ($205))	—	224	—	615
Other Comprehensive (Loss) Income	(1,155)	1,748	(1,844)	3,664

Comprehensive Income	$166,568	$128,039	$396,256	$125,505
The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)
	June 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and Cash Equivalents	$189,539	$273,070
Short-Term Investments	100,699	—
Accounts and Notes Receivable
Trade Receivables, net	113,825	158,127
Other Receivables, net	10,349	38,517
Inventories	97,675	66,290
Other Current Assets	66,337	62,479
Total Current Assets	578,424	598,483
Property, Plant and Equipment:
Property, Plant and Equipment	5,484,648	5,408,577
Less - Accumulated Depreciation, Depletion and Amortization	3,553,045	3,448,495
Total Property, Plant and Equipment—Net	1,931,603	1,960,082
Other Assets:
Right of Use Asset - Operating Leases	16,910	19,799
Salary Retirement	44,797	38,548
Other Noncurrent Assets, net	106,615	87,465
Total Other Assets	168,322	145,812
TOTAL ASSETS	$2,678,349	$2,704,377
The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)
	June 30, 2023	December 31, 2022
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$122,015	$130,232
Current Portion of Long-Term Debt	19,182	28,846
Operating Lease Liability, Current Portion	4,775	4,922
Commodity Derivatives	—	15,142
Other Accrued Liabilities	267,759	269,656
Total Current Liabilities	413,731	448,798
Long-Term Debt:
Long-Term Debt	207,464	342,110
Finance Lease Obligations	7,299	13,225
Total Long-Term Debt	214,763	355,335
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	228,830	232,593
Pneumoconiosis Benefits	146,033	148,390
Asset Retirement Obligations	223,775	221,858
Workers’ Compensation	41,433	40,951
Salary Retirement	20,552	20,585
Operating Lease Liability	12,491	15,073
Deferred Income Taxes	21,353	21,914
Other Noncurrent Liabilities	20,193	33,054
Total Deferred Credits and Other Liabilities	714,660	734,418
TOTAL LIABILITIES	1,343,154	1,538,551

Stockholders' Equity:
Common Stock, $0.01 Par Value; 62,500,000 Shares Authorized, 32,698,939 Shares Issued and Outstanding at June 30, 2023; 34,746,904 Shares Issued and Outstanding at December 31, 2022	327	347
Capital in Excess of Par Value	595,566	646,237
Retained Earnings	890,786	668,882
Accumulated Other Comprehensive Loss	(151,484)	(149,640)
TOTAL EQUITY	1,335,195	1,165,826
TOTAL LIABILITIES AND EQUITY	$2,678,349	$2,704,377
The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
December 31, 2022	$347	$646,237	$668,882	$(149,640)	$1,165,826
(Unaudited)
Net Income	—	—	230,377	—	230,377
Actuarially Determined Long-Term Liability Adjustments (Net of $274 Tax)	—	—	—	(901)	(901)
Investments in Available-for-Sale Securities (Net of $64 Tax)	—	—	—	212	212
Comprehensive Income (Loss)	—	—	230,377	(689)	229,688
Issuance of Common Stock	3	(3)	—	—	—
Repurchases of Common Stock (1,207,409 Shares)	(11)	(22,446)	(44,676)	—	(67,133)
Excise Tax on Repurchases of Common Stock	—	—	(478)	—	(478)
Amortization of Stock-Based Compensation Awards	—	4,792	—	—	4,792
Shares Withheld for Taxes	—	(12,708)	—	—	(12,708)
Dividends on Common Shares ($1.10/share)	—	—	(38,287)	—	(38,287)
Dividend Equivalents Earned on Stock-Based Compensation Awards	—	—	(803)	—	(803)
March 31, 2023	$339	$615,872	$815,015	$(150,329)	$1,280,897
(Unaudited)
Net Income	—	—	167,723	—	167,723
Actuarially Determined Long-Term Liability Adjustments (Net of $274 Tax)	—	—	—	(900)	(900)
Investments in Available-for-Sale Securities (Net of $77 Tax)	—	—	—	(255)	(255)
Comprehensive Income (Loss)	—	—	167,723	(1,155)	166,568
Repurchases of Common Stock (1,225,134 Shares)	(12)	(22,261)	(53,354)	—	(75,627)
Excise Tax on Repurchases of Common Stock	—	—	(728)	—	(728)
Amortization of Stock-Based Compensation Awards	—	1,993	—	—	1,993
Shares Withheld for Taxes	—	(38)	—	—	(38)
Dividends on Common Shares ($1.10/share)	—	—	(37,187)	—	(37,187)
Dividend Equivalents Earned on Stock-Based Compensation Awards	—	—	(683)	—	(683)
June 30, 2023	$327	$595,566	$890,786	$(151,484)	$1,335,195

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
December 31, 2021	$345	$646,945	$280,960	$(255,437)	$672,813
(Unaudited)
Net Loss	—	—	(4,450)	—	(4,450)
Actuarially Determined Long-Term Liability Adjustments (Net of $508 Tax)	—	—	—	1,525	1,525
Interest Rate Hedge (Net of $130 Tax)	—	—	—	391	391
Comprehensive (Loss) Income	—	—	(4,450)	1,916	(2,534)
Issuance of Common Stock	3	(3)	—	—	—
Amortization of Stock-Based Compensation Awards	—	4,201	—	—	4,201
Shares Withheld for Taxes	—	(6,072)	—	—	(6,072)
March 31, 2022	$348	$645,071	$276,510	$(253,521)	$668,408
(Unaudited)
Net Income	—	—	126,291	—	126,291
Actuarially Determined Long-Term Liability Adjustments (Net of $508 Tax)	—	—	—	1,524	1,524
Interest Rate Hedge (Net of $75 Tax)	—	—	—	224	224
Comprehensive Income	—	—	126,291	1,748	128,039
Issuance of Common Stock	1	(1)	—	—	—
Amortization of Stock-Based Compensation Awards	—	1,269	—	—	1,269
Shares Withheld for Taxes	—	(122)	—	—	(122)
June 30, 2022	$349	$646,217	$402,801	$(251,773)	$797,594
The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net Income	$398,100	$121,841
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	124,079	113,834
Gain on Sale of Assets	(5,736)	(6,546)
Stock-Based Compensation	6,785	5,470
Amortization of Debt Issuance Costs	3,389	3,980
Loss on Debt Extinguishment	2,063	3,687
Deferred Income Taxes	(561)	(7,762)
Other Adjustments to Net Income	(1,413)	291
Changes in Operating Assets:
Accounts and Notes Receivable	72,470	(33,585)
Inventories	(31,385)	(5,567)
Other Current Assets	1,773	6,845
Changes in Other Assets	(25,654)	(10,356)
Changes in Operating Liabilities:
Accounts Payable	(14,810)	29,053
Commodity Derivatives, net Liability	(15,142)	122,724
Other Operating Liabilities	(3,868)	5,066
Changes in Other Liabilities	(34,006)	(2,417)
Net Cash Provided by Operating Activities	476,084	346,558
Cash Flows from Investing Activities:
Capital Expenditures	(76,082)	(76,061)
Proceeds from Sales of Assets	6,239	7,418
Investments in Mining-Related Activities	(4,731)	—
Proceeds from Sales of Short-Term Investments	30,419	—
Purchases of Short-Term Investments	(129,757)	—
Other Investing Activity	—	(1,483)
Net Cash Used in Investing Activities	(173,912)	(70,126)
Cash Flows from Financing Activities:
Payments on Finance Lease Obligations	(13,898)	(12,086)
Payments on Term Loan A	—	(41,250)
Payments on Term Loan B	(63,590)	(75,687)
Payments on Second Lien Notes	(77,063)	(26,387)
Payments on Other Debt	(480)	(375)
Shares Withheld for Taxes	(12,746)	(6,194)
Repurchases of Common Stock	(140,519)	—
Debt-Related Financing Fees	(2,684)	—
Dividends	(75,474)	—
Net Cash Used in Financing Activities	(386,454)	(161,979)
Net (Decrease) Increase in Cash and Cash Equivalents and Restricted Cash	(84,282)	114,453
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	326,952	198,206
Cash and Cash Equivalents and Restricted Cash at End of Period	$242,670	$312,659

Non-Cash Investing and Financing Activities:
Finance Lease	$588	$4,166
The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in thousands, except per share data)
NOTE 1—BASIS OF PRESENTATION:
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for future periods.
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

The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Anti-Dilutive Restricted Stock Units	470	189	331	7,056
Anti-Dilutive Performance Share Units	—	—	—	—
	470	189	331	7,056
The computations for basic and dilutive earnings per share are as follows:

Dollars in thousands, except per share data	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net Income	$167,723	$126,291	$398,100	$121,841

Denominator:
Weighted-average shares of common stock outstanding	33,557,761	34,846,037	34,043,815	34,753,887
Effect of dilutive shares	399,384	877,437	490,396	897,904
Weighted-average diluted shares of common stock outstanding	33,957,145	35,723,474	34,534,211	35,651,791

Earnings per Share:
Basic	$5.00	$3.62	$11.69	$3.51
Dilutive	$4.94	$3.54	$11.53	$3.42

As of June 30, 2023, CONSOL Energy has 500,000 shares of preferred stock authorized, none of which are issued or outstanding.
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

NOTE 2—REVENUE FROM CONTRACTS WITH CUSTOMERS:
The following tables disaggregate CONSOL Energy's revenue from contracts with customers to depict how the nature, amount, timing and uncertainty of the Company's revenues and cash flows are affected by economic factors:

	Three Months Ended June 30, 2023
	Domestic	Export	Total
Power Generation	$122,779	$117,767	$240,546
Industrial	12,230	205,063	217,293
Metallurgical	6,302	76,958	83,260
Total Coal Revenue	141,311	399,788	541,099
Terminal Revenue			31,368
Freight Revenue			81,556
Total Revenue from Contracts with Customers			$654,023

	Three Months Ended June 30, 2022
	Domestic	Export	Total
Power Generation	$203,853	$52,878	$256,731
Industrial	8,849	132,853	141,702
Metallurgical	—	134,293	134,293
Total Coal Revenue	212,702	320,024	532,726
Terminal Revenue			21,779
Freight Revenue			50,411
Total Revenue from Contracts with Customers			$604,916

	Six Months Ended June 30, 2023
	Domestic	Export	Total
Power Generation	$307,455	$233,602	$541,057
Industrial	18,738	390,673	409,411
Metallurgical	10,627	163,383	174,010
Total Coal Revenue	336,820	787,658	1,124,478
Terminal Revenue			58,079
Freight Revenue			149,063
Total Revenue from Contracts with Customers			$1,331,620

	Six Months Ended June 30, 2022
	Domestic	Export	Total
Power Generation	$427,356	$143,072	$570,428
Industrial	10,794	260,661	271,455
Metallurgical	—	167,227	167,227
Total Coal Revenue	438,150	570,960	1,009,110
Terminal Revenue			43,176
Freight Revenue			88,800
Total Revenue from Contracts with Customers			$1,141,086

Coal Revenue
The Company has disaggregated its coal revenue, derived from the PAMC and the Itmann Mining Complex, between domestic and export revenues, as well as industrial, power generation and metallurgical markets. Domestic coal revenue tends to be derived from contracts that typically have a term of one year or longer, and the pricing is typically fixed. Historically, export coal revenue tended to be derived from spot or shorter-term contracts with pricing determined closer to the time of shipment or based on a market index; however, the Company has secured several long-term export contracts with varying pricing arrangements. Coal revenue derived from the Itmann Mining Complex consists primarily of metallurgical coal sales, while coal revenue derived from the PAMC services the industrial, power generation and metallurgical markets due to the nature of its coal quality characteristics.
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
While CONSOL Energy does, from time to time, experience costs of obtaining coal customer contracts with amortization periods greater than one year, those costs are generally immaterial. At June 30, 2023 and December 31, 2022, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. As of and for the three and six months ended June 30, 2023 and 2022, the Company has not recognized any amortization of previously existing capitalized costs of obtaining customer contracts. Further, the Company has not recognized any coal revenue in the current period that is not a result of current period performance.
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
The CONSOL Marine Terminal does not normally experience material costs of obtaining customer contracts with amortization periods greater than one year. At June 30, 2023 and December 31, 2022, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. As of and for the three and six months ended June 30, 2023 and 2022, the Company has not recognized any amortization of previously existing capitalized costs of obtaining Terminal customer contracts. Further, the Company has not recognized any revenue in the current period that is not a result of current period performance.
Freight Revenue
Some of CONSOL Energy's coal contracts require that the Company sell its coal at locations other than its coal preparation plants. The cost to transport the Company's coal to the ultimate sales point is passed through to the Company's customers and CONSOL Energy recognizes the freight revenue equal to the transportation costs when title to the coal passes to the customer.

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
NOTE 3—COMPONENTS OF PENSION AND OTHER POST-EMPLOYMENT BENEFIT (OPEB) PLANS NET PERIODIC BENEFIT COSTS:
The components of Net Periodic Benefit (Credit) Cost are as follows:

	Pension Benefits				Other Post-Employment Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Service Cost	$305	$302	$609	$604	$—	$—	$—	$—
Interest Cost	6,757	4,134	13,514	8,269	3,261	1,975	6,522	3,949
Expected Return on Plan Assets	(9,868)	(9,319)	(19,735)	(18,638)	—	—	—	—
Amortization of Prior Service Credits	—	—	—	—	(602)	(602)	(1,203)	(1,203)
Amortization of Actuarial Loss	185	761	370	1,519	—	879	—	1,758
Net Periodic Benefit (Credit) Cost	$(2,621)	$(4,122)	$(5,242)	$(8,246)	$2,659	$2,252	$5,319	$4,504
(Credits) expenses related to pension and other post-employment benefits are reflected in Operating and Other Costs in the Consolidated Statements of Income. Amounts reclassified out of accumulated other comprehensive income are reflected in Operating and Other Costs in the Consolidated Statements in Income.

NOTE 4—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:
The components of Net Periodic Benefit Cost are as follows:

	CWP				Workers' Compensation
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Service Cost	$578	$726	$1,156	$1,452	$1,399	$1,230	$2,798	$2,460
Interest Cost	2,072	1,265	4,143	2,530	629	342	1,257	684
Amortization of Actuarial (Gain) Loss	(262)	1,059	(523)	2,119	(513)	(105)	(1,025)	(210)
State Administrative Fees and Insurance Bond Premiums	—	—	—	—	466	448	1,011	885
Net Periodic Benefit Cost	$2,388	$3,050	$4,776	$6,101	$1,981	$1,915	$4,041	$3,819
Expenses related to CWP and workers’ compensation are reflected in Operating and Other Costs in the Consolidated Statements of Income. Amounts reclassified out of accumulated other comprehensive income are reflected in Operating and Other Costs in the Consolidated Statements in Income.
NOTE 5—INCOME TAXES:
The Company recorded its provision for income taxes for the three and six months ended June 30, 2023 of $37,574, or 18.3%, and $79,167, or 16.6%, respectively, of earnings before income taxes, based on its annual estimated income tax rate adjusted for discrete items. The effective tax rate for the three and six months ended June 30, 2023 differs from the U.S. federal statutory rate of 21%, primarily due to the tax benefit for excess percentage depletion and foreign derived intangible income. These tax provision amounts also include discrete tax adjustments primarily related to equity compensation.
The provision for income taxes for the three and six months ended June 30, 2022 of $23,223, or 15.5%, and $19,701, or 13.9%, respectively, of earnings before income taxes was based on the Company's annual estimated income tax rate adjusted for discrete items. The effective tax rate for the three and six months ended June 30, 2022 differed from the U.S. federal statutory rate of 21%, primarily due to the tax benefit for excess percentage depletion and foreign derived intangible income, partially offset by tax expense related to compensation. The tax provision amounts also included a discrete tax benefit related to equity compensation.
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

NOTE 6—CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

	June 30,
	2023	2022
Cash and Cash Equivalents	$189,539	$261,569
Restricted Cash - Current(1)	45,554	43,025
Restricted Cash - Non-current(1)	7,577	8,065
Cash and Cash Equivalents and Restricted Cash	$242,670	$312,659
(1) Restricted Cash - Current is included in Other Current Assets in the accompanying Consolidated Balance Sheets. Restricted Cash - Non-current is included in Other Noncurrent Assets, net in the accompanying Consolidated Balance Sheets.
During the six months ended June 30, 2023, the Company invested in marketable debt securities, primarily comprised of highly liquid U.S. Treasury securities. The investments are held in the custody of financial institutions. These securities are classified as available-for-sale securities and have maturity dates ranging from July 2023 through April 2024, and thus are classified as current assets.
The Company's investments in available-for-sale securities are as follows:

	June 30, 2023
			Gross Unrealized
	Amortized Cost	Allowance for Credit Losses	Gains	Losses	Fair Value
U.S. Treasury Securities	$100,755	$—	$—	$(56)	$100,699
Available-for-sale investments are reported at fair value and any unrealized gains or losses are recognized in other comprehensive income, net of tax. The unrealized losses in the Company's portfolio at June 30, 2023 are the result of normal market fluctuations. Interest and dividends are included in net income when earned.
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
The Company is exposed to credit losses primarily through sales of products and services. The Company's expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade and other accounts receivables. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on an aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company's monitoring activities include timely account reconciliations, dispute resolution, payment confirmation, and consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible.
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

	Trade Receivables	Other Non-Trade Contractual Arrangements

Beginning Balance, December 31, 2022	$1,731	$7,051
Provision for expected credit losses	(1,329)	(24)
Write-off of uncollectible accounts	—	(30)
Ending Balance, June 30, 2023	$402	$6,997
NOTE 8—INVENTORIES:
Inventory components consist of the following:

	June 30, 2023	December 31, 2022
Coal	$28,663	$11,315
Supplies	69,012	54,975
Total Inventories	$97,675	$66,290
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
NOTE 9—ACCOUNTS RECEIVABLE SECURITIZATION:
At June 30, 2023, CONSOL Energy and certain of its U.S. subsidiaries are parties to a trade accounts receivable securitization facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable. In March 2020, the securitization facility was amended to, among other things, extend the maturity date from August 30, 2021 to March 27, 2023. In July 2022, the securitization facility was again amended to, among other things, extend the maturity date to July 29, 2025.
Pursuant to the securitization facility, CONSOL Thermal Holdings LLC, an indirect, wholly-owned subsidiary of the Company, sells trade receivables to CONSOL Pennsylvania Coal Company LLC, a wholly-owned subsidiary of the Company. CONSOL Marine Terminals LLC, a wholly-owned subsidiary of the Company, and CONSOL Pennsylvania Coal Company LLC sell and/or contribute trade receivables (including receivables sold to CONSOL Pennsylvania Coal Company LLC by CONSOL Thermal Holdings LLC) to CONSOL Funding LLC, a wholly-owned subsidiary of the Company (the “SPV”). The SPV, in turn, pledges its interests in the receivables to PNC Bank, N.A., which either makes loans or issues letters of credit on behalf of the SPV. The maximum amount of advances and letters of credit outstanding under the securitization facility may not exceed $100,000.
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

At June 30, 2023, the Company's eligible accounts receivable yielded $51,275 of borrowing capacity. At June 30, 2023, the facility had no outstanding borrowings and $50,921 of letters of credit outstanding, leaving available borrowing capacity of $354. At December 31, 2022, the Company's eligible accounts receivable yielded $85,179 of borrowing capacity. At December 31, 2022, the facility had no outstanding borrowings and $83,465 of letters of credit outstanding, leaving available borrowing capacity of $1,714. Costs associated with the receivables facility totaled $324 and $737 for the three and six months ended June 30, 2023, respectively, and $341 and $616 for the three and six months ended June 30, 2022, respectively. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.
NOTE 10—PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment consists of the following:

	June 30, 2023	December 31, 2022
Plant and Equipment	$3,397,535	$3,330,755
Coal Properties and Surface Lands	904,573	898,628
Airshafts	484,502	481,090
Mine Development	366,265	366,241
Advance Mining Royalties	331,773	331,863
Total Property, Plant and Equipment	5,484,648	5,408,577
Less: Accumulated Depreciation, Depletion and Amortization	3,553,045	3,448,495
Total Property, Plant and Equipment - Net	$1,931,603	$1,960,082
Coal reserves are either owned in fee or controlled by lease. The duration of the leases vary; however, the lease terms are generally extended automatically to the exhaustion of economically recoverable reserves, as long as active mining continues. Coal interests held by lease provide the same rights as fee ownership for mineral extraction and are legally considered real property interests.
As of June 30, 2023 and December 31, 2022, property, plant and equipment includes gross assets under finance leases of $91,544 and $90,516, respectively. Accumulated amortization for finance leases was $67,870 and $54,028 at June 30, 2023 and December 31, 2022, respectively. Amortization expense for assets under finance leases approximated $6,944 and $5,868 for the three months ended June 30, 2023 and 2022, respectively, and $13,845 and $12,098 for the six months ended June 30, 2023 and 2022, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying Consolidated Statements of Income.
NOTE 11—OTHER ACCRUED LIABILITIES:

	June 30, 2023	December 31, 2022
Subsidence Liability	$98,302	$96,623
Accrued Compensation and Benefits	54,813	67,893
Accrued Interest	6,591	7,942
Accrued Other Taxes	6,511	10,551
Accrued Income Taxes	5,394	1,513
Other	18,685	9,880
Current Portion of Long-Term Liabilities:
Asset Retirement Obligations	32,974	29,644
Postretirement Benefits Other than Pensions	21,944	22,436
Pneumoconiosis Benefits	12,622	12,723
Workers' Compensation	9,923	10,451
Total Other Accrued Liabilities	$267,759	$269,656

NOTE 12—LONG-TERM DEBT:

	June 30, 2023	December 31, 2022
Debt:
MEDCO Revenue Bonds in Series due September 2025 at 5.75%	$102,865	$102,865
9.00% PEDFA Solid Waste Disposal Revenue Bonds due April 2028	75,000	75,000
11.00% Senior Secured Second Lien Notes due November 2025	24,107	99,107
Term Loan B due in September 2024 (Principal of $63,590 less Unamortized Discount of $106, 8.92% Weighted Average Interest Rate at December 31, 2022)	—	63,484
Other Debt Arrangements	1,920	2,400
Advance Royalty Commitments (8.09% Weighted Average Interest Rate)	7,716	7,716
Less: Unamortized Debt Issuance Costs	(2,125)	(3,721)
	209,483	346,851
Less: Amounts Due in One Year*	(2,019)	(4,741)
Long-Term Debt	$207,464	$342,110
* Excludes current portion of Finance Lease Obligations of $17,163 and $24,105 at June 30, 2023 and December 31, 2022, respectively.
Revolving Credit Facility
In November 2017, CONSOL Energy entered into a revolving credit facility with PNC Bank, N.A. (the “Revolving Credit Facility”). The Revolving Credit Facility has been amended several times, the most recent of which occurred in June 2023. This amendment increased the available revolving commitments from $260,000 to $355,000 and provides for the Company's ability to increase the revolving commitments or issue term loans in an additional amount not to exceed $45,000 and up to an aggregate total amount of $400,000. The maturity date of the Revolving Credit Facility is July 18, 2026.
Borrowings under the Company's Revolving Credit Facility bear interest at a floating rate that is, at the Company's option, either (i) SOFR plus the applicable SOFR adjustment (as defined therein) depending on the applicable interest period plus an applicable margin or (ii) an alternate base rate plus an applicable margin. The applicable margin for the Revolving Credit Facility depends on the total net leverage ratio. Obligations under the Revolving Credit Facility are guaranteed by (i) all owners of the PAMC held by the Company, (ii) any other members of the Company’s group that own any portion of the collateral securing the Revolving Credit Facility, and (iii) subject to certain customary exceptions and agreed materiality thresholds, all other existing or future direct or indirect wholly-owned restricted subsidiaries of the Company. The obligations are secured by, subject to certain exceptions (including a limitation of pledges of equity interests in certain subsidiaries and certain thresholds with respect to real property), a first-priority lien on (i) the Company’s interest in the PAMC, (ii) the equity interests in PA Mining Complex LP held by the Company, (iii) the CONSOL Marine Terminal, (iv) the Itmann Mining Complex and (v) the 1.4 billion tons of Greenfield Reserves and Resources.
The Revolving Credit Facility contains a number of customary affirmative covenants and a number of negative covenants, including (subject to certain exceptions) limitations on (among other things): indebtedness, liens, investments, acquisitions, dispositions, restricted payments and prepayments of junior indebtedness.
The Revolving Credit Facility also includes covenants relating to (i) a maximum first lien gross leverage ratio, (ii) a maximum total net leverage ratio, and (iii) a minimum fixed charge coverage ratio. The maximum first lien gross leverage ratio is calculated as the ratio of Consolidated First Lien Debt to Consolidated EBITDA. Consolidated EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations and gains and losses on debt extinguishment. The maximum total net leverage ratio is calculated as the ratio of Consolidated Indebtedness, minus Cash on Hand, to Consolidated EBITDA. The minimum fixed charge coverage ratio is calculated as the ratio of Consolidated EBITDA to Consolidated Fixed Charges. Consolidated Fixed Charges, as used in the covenant calculation, include cash interest payments, cash payments for income taxes, scheduled debt repayments, Maintenance Capital Expenditures and cash payments related to legacy employee liabilities to the extent in excess of amounts accrued in the calculation of Consolidated EBITDA. Under the Revolving Credit Facility, the maximum first lien gross leverage ratio shall be 1.50 to 1.00, the maximum total net leverage ratio shall be 2.50 to 1.00 and the minimum fixed charge coverage ratio shall be 1.10 to 1.00.

The Company's first lien gross leverage ratio was 0.02 to 1.00 at June 30, 2023. The Company's total net leverage ratio was (0.06) to 1.00 at June 30, 2023. The Company's fixed charge coverage ratio was 3.54 to 1.00 at June 30, 2023. The Company was in compliance with all of its financial covenants under the Revolving Credit Facility as of June 30, 2023.
At June 30, 2023, the Revolving Credit Facility had no borrowings outstanding and $130,281 of letters of credit outstanding, leaving $224,719 of unused capacity. At December 31, 2022, the Revolving Credit Facility had no borrowings outstanding and $103,029 of letters of credit outstanding, leaving $296,971 of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.
Second Lien Notes
In November 2017, CONSOL Energy issued $300,000 in aggregate principal amount of 11.00% Senior Secured Second Lien Notes due 2025 (the “Second Lien Notes”) pursuant to an indenture (the “Indenture”) dated as of November 13, 2017, by and between the Company and UMB Bank, N.A., a national banking association, as trustee and collateral trustee (the “Trustee”). On November 28, 2017, certain subsidiaries of the Company executed a supplement to the Indenture and became party to the Indenture as a guarantor (the “Guarantors”). The Second Lien Notes are secured by second priority liens on substantially all of the assets of the Company and the Guarantors that are pledged on a first-priority basis as collateral securing the Company’s obligations under the Revolving Credit Facility (described above), subject to certain exceptions under the Indenture. The Indenture contains covenants that limit the ability of the Company and the Guarantors to (i) incur, assume or guarantee additional indebtedness or issue preferred stock; (ii) create liens to secure indebtedness; (iii) declare or pay dividends on the Company’s common stock, redeem stock or make other distributions to the Company’s stockholders; (iv) make investments; (v) restrict dividends, loans or other asset transfers from the Company’s restricted subsidiaries; (vi) merge or consolidate, or sell, transfer, lease or dispose of substantially all of the Company’s assets; (vii) sell or otherwise dispose of certain assets, including equity interests in subsidiaries; (viii) enter into transactions with affiliates; and (ix) create unrestricted subsidiaries. These covenants are subject to important exceptions and qualifications. If the Second Lien Notes achieve an investment grade rating from both Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. and no default under the Indenture exists, many of the foregoing covenants will terminate and cease to apply.
The SPV is a non-guarantor subsidiary of the Second Lien Notes and the Revolving Credit Facility, and the SPV holds the assets pledged to the lender in the securitization facility. The SPV had total assets of $114,470 and $158,877, comprised mainly of $113,825 and $158,127 trade receivables, net, at June 30, 2023 and December 31, 2022, respectively. Net income attributable to the SPV was $1,986 and $3,407 for the three months ended June 30, 2023 and 2022, respectively, and $4,608 and $4,092 for the six months ended June 30, 2023 and 2022, respectively, which primarily reflected intercompany fees related to purchasing the receivables, which are eliminated in the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q. During the six months ended June 30, 2023 and 2022, there were no borrowings or payments under the Accounts Receivable Securitization Facility. See Note 9 - Accounts Receivable Securitization for additional information.
During the six months ended June 30, 2023, the Company spent $77,063 to redeem $75,000 of its outstanding Second Lien Notes. During the six months ended June 30, 2022, the Company spent $26,387 to repurchase $25,000 of its outstanding Second Lien Notes. As a result of these transactions, $688 and $1,565 was included in Loss on Debt Extinguishment on the Consolidated Statements of Income for the three months ended June 30, 2023 and 2022, respectively, and $2,063 and $3,687 was included in Loss on Debt Extinguishment on the Consolidated Statements of Income for the six months ended June 30, 2023 and 2022, respectively.
PEDFA Bonds
In April 2021, CONSOL Energy borrowed the proceeds received from the sale of tax-exempt bonds issued by the Pennsylvania Economic Development Financing Authority (“PEDFA”) in an aggregate principal amount of $75,000 (the “PEDFA Bonds”). The PEDFA Bonds bear interest at a fixed rate of 9.00% for an initial term of seven years. The PEDFA Bonds mature on April 1, 2051 but are subject to mandatory purchase by the Company on April 13, 2028, at the expiration of the initial term rate period. The PEDFA Bonds were issued pursuant to an indenture (the “PEDFA Indenture”) dated as of April 1, 2021, by and between PEDFA and Wilmington Trust, N.A., a national banking association, as trustee (the “PEDFA Notes Trustee”). PEDFA made a loan of the proceeds of the PEDFA Bonds to the Company pursuant to a Loan Agreement (the “Loan Agreement”) dated as of April 1, 2021 between PEDFA and the Company. Under the terms of the Loan Agreement, the Company agreed to make all payments of principal, interest and other amounts at any time due on the PEDFA Bonds or under the PEDFA Indenture. PEDFA assigned its rights as lender under the Loan Agreement, excluding certain reserved rights, to the PEDFA Notes Trustee. Certain subsidiaries of the Company (the “PEDFA Notes Guarantors”) executed a Guaranty Agreement (the “Guaranty”) dated as of April 1, 2021 in favor of the PEDFA Notes Trustee, guarantying the obligations of the Company under the Loan Agreement to pay the PEDFA Bonds when and as due. The obligations of the Company under the Loan Agreement and of the PEDFA Notes Guarantors under the Guaranty are secured by second priority liens on substantially all of the assets of the Company and the PEDFA Notes Guarantors on parity with the Second Lien Notes. The Loan Agreement and Guaranty incorporate by reference covenants in the Indenture under which the Second Lien Notes were issued (discussed above).
The Company started a capital construction project on the PAMC coarse refuse disposal area in 2017, which is now funded, in part, by the $75,000 of PEDFA Bond proceeds loaned to the Company. The Company expects to expend these funds as qualified work is completed. The Company utilized restricted cash in the amount of $4,627 and $7,871 during the three and six months ended June 30, 2023, respectively, and $1,693 and $4,724 during the three and six months ended June 30, 2022, respectively, for qualified expenses. Additionally, the Company had $28,404 and $35,516 in restricted cash at June 30, 2023 and December 31, 2022, respectively, associated with this financing that will be used to fund future spending on the coarse refuse disposal area.
NOTE 13—COMMITMENTS AND CONTINGENT LIABILITIES:
The Company is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes and other claims and actions arising out of the normal course of business. The Company accrues the estimated loss for these lawsuits and claims when the loss is probable and reasonably estimable. The Company’s estimated accruals related to these pending claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of the Company as of June 30, 2023. It is possible that the aggregate loss in the future with respect to these lawsuits and claims could ultimately be material to the Company’s financial position, results of operations or cash flows; however, such amounts cannot be reasonably estimated. The amount claimed against the Company as of June 30, 2023 is disclosed below when an amount is expressly stated in the lawsuit or claim, which is not often the case.
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
Casey Litigation: A class action lawsuit was filed on August 23, 2017 on behalf of two nonunion retired coal miners against CCC, COK, CONSOL Buchanan Mining Co., LLC and Kurt Salvatori, the Company's Chief Administrative Officer, in the U.S. District Court for the Southern District of West Virginia alleging ERISA violations in the termination of retiree health care benefits. Filed by the same lawyers who filed the Fitzwater litigation, and raising nearly identical claims, the Plaintiffs contend they relied to their detriment on oral promises of “lifetime health benefits” allegedly made by various members of management during Plaintiffs’ employment and that they were not provided with copies of Summary Plan Documents clearly reserving to the Company the right to modify or terminate the Retiree Health and Welfare Plan. Plaintiffs request that retiree health benefits be reinstated for them and their dependents and seek to represent a class of all nonunion retirees of any subsidiary of the Company's former parent that operated or employed individuals in McDowell or Mercer Counties, West Virginia, or Buchanan or Tazewell Counties, Virginia whose retiree welfare benefits were terminated. On December 1, 2017, the trial court judge in Fitzwater signed an order to consolidate Fitzwater with Casey. The Casey complaint was amended on March 1, 2018 to add new plaintiffs, add defendant CONSOL Pennsylvania Coal Company LLC and eliminate defendant CONSOL Buchanan Mining Co., LLC in an attempt to expand the class of retirees. On October 15, 2019, Plaintiffs’ supplemental motion for class certification was denied on all counts. On July 15, 2020, Plaintiffs filed an interlocutory appeal with the Fourth Circuit Court of Appeals on the Order denying class certification. The Fourth Circuit denied Plaintiffs' appeal on August 14, 2020. On October 1, 2020, the District Court entered a pretrial order setting the trial date, which was held in February 2021. No ruling has been issued by the judge. The Company believes it has a meritorious defense and intends to vigorously defend this suit.
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
The following is a summary, as of June 30, 2023, of the financial guarantees, unconditional purchase obligations and letters of credit to certain third parties. Employee-related financial guarantees have primarily been provided to support the 1992 Benefit Plan and federal black lung and various state workers' compensation self-insurance programs. Environmental financial guarantees have primarily been provided to support various performance bonds related to reclamation and other environmental issues. Other financial guarantees have been extended to support sales contracts, insurance policies, surety indemnity agreements, legal matters, full and timely payments of mining equipment leases, and various other items necessary in the normal course of business. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. Certain letters of credit included in the table below were issued against other commitments included in this table. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these commitments are recorded as liabilities in the financial statements. The Company's management believes that these commitments will not have a material adverse effect on the Company's financial condition.

	Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$48,034	$48,034	$—	$—	$—
Environmental	398	398	—	—	—
Other	132,770	132,770	—	—	—
Total Letters of Credit	$181,202	$181,202	$—	$—	$—
Surety Bonds:
Employee-Related	$81,010	$81,010	$—	$—	$—
Environmental	521,325	521,325	—	—	—
Other	3,798	3,798	—	—	—
Total Surety Bonds	$606,133	$606,133	$—	$—	$—
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

	June 30, 2023		December 31, 2022
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Coal Swap Contracts	$—	$—	$6,024	$(21,166)
Effect of Counterparty Netting	—	—	(6,024)	6,024
Net Derivatives as Classified in the Consolidated Balance Sheets	$—	$—	$—	$(15,142)
The Company did not seek cash flow hedge accounting treatment for its commodity derivative financial instruments and therefore, changes in fair value were reflected in earnings throughout the terms of those instruments. During the three and six months ended June 30, 2022, the Company settled a portion of its commodity derivatives at losses of $73,923 and $160,175, respectively. Additionally, during the three and six months ended June 30, 2022, the Company recognized adjustments to the fair value of its commodity derivatives of ($5,571) and $96,331, respectively. These settlements and fair value adjustments were included in Loss on Commodity Derivatives, net on the accompanying Consolidated Statements of Income.
The Company classified the cash effects of its derivatives within the Cash Flows from Operating Activities section of the Consolidated Statements of Cash Flows.

NOTE 15—FAIR VALUE OF FINANCIAL INSTRUMENTS:
CONSOL Energy determines the fair value of assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair values are based on assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and the risks inherent in valuation techniques and the inputs to valuations. The fair value hierarchy is based on whether the inputs to valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources (including SOFR-based discount rates and U.S. Treasury-based rates), while unobservable inputs reflect the Company’s own assumptions of what market participants would use.
The fair value hierarchy includes three levels of inputs that may be used to measure fair value as described below.
Level One - Quoted prices for identical instruments in active markets. The Company's Level 1 assets include marketable debt securities, primarily highly liquid U.S. Treasury securities.
Level Two - The fair value of the assets and liabilities included in Level 2 are based on standard industry income approach models that use significant observable inputs, including SOFR-based discount rates and U.S. Treasury-based rates. The Company's Level 2 assets and liabilities include coal commodity contracts with fair values derived from quoted prices in over-the-counter markets.
Level Three - Unobservable inputs significant to the fair value measurement supported by little or no market activity.
In those cases when the inputs used to measure fair value meet the definition of more than one level of the fair value hierarchy, the lowest level input that is significant to the fair value measurement in its totality determines the applicable level in the fair value hierarchy.
The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at			Fair Value Measurements at
	June 30, 2023			December 31, 2022
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity Derivatives	$—	$—	$—	$—	$(15,142)	$—
U.S. Treasury Securities	$100,699	$—	$—	$—	$—	$—
The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:
Long-term debt: The fair value of long-term debt is measured using unadjusted quoted market prices or estimated using discounted cash flow analyses. The discounted cash flow analyses are based on current market rates for instruments with similar cash flows.
The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt (Excluding Debt Issuance Costs)	$211,608	$226,470	$350,572	$365,789
Certain of the Company’s debt is actively traded on a public market and, as a result, constitutes Level 1 fair value measurements. The portion of the Company’s debt obligations that is not actively traded is valued through reference to the applicable underlying benchmark rate and, as a result, constitutes Level 2 fair value measurements.

NOTE 16—SEGMENT INFORMATION:
The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management to make decisions on and assess performance of the Company’s reportable segments. CONSOL Energy presently consists of two reportable segments, the PAMC and the CONSOL Marine Terminal. The PAMC includes the Bailey Mine, the Enlow Fork Mine, the Harvey Mine and a centralized preparation plant. The PAMC segment’s principal activities include the mining, preparation and marketing of bituminous coal, sold primarily to power generators, industrial end-users and metallurgical end-users. The CONSOL Marine Terminal provides coal export terminal services through the Port of Baltimore. General and administrative costs are allocated to the Company’s segments based on a percentage of resources utilized, a percentage of total revenue and a percentage of total projected capital expenditures. CONSOL Energy’s Other segment includes revenue and expenses from various corporate and diversified business activities that are not allocated to the PAMC or the CONSOL Marine Terminal segments. The diversified business activities currently include the Itmann Mining Complex, the Greenfield Reserves and Resources, closed mine activities, other income, gain on asset sales related to non-core assets, and gain/loss on debt extinguishment. Additionally, interest expense and income taxes, as well as various other non-operated activities, none of which are individually significant to the Company, are also reflected in CONSOL Energy's Other segment and are not allocated to the PAMC and CONSOL Marine Terminal segments.
The Company evaluates the performance of its segments utilizing Adjusted EBITDA and various sales and production metrics. Adjusted EBITDA measures the operating performance of the Company's segments and is used to allocate resources to the Company's segments.
Reportable segment results for the three months ended June 30, 2023 are:

	PAMC	CONSOL Marine Terminal	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$521,176	$—	$19,923	$—	$541,099
Terminal Revenue	—	31,368	—	—	31,368
Freight Revenue	77,882	—	3,674	—	81,556
Total Revenue from Contracts with Customers	$599,058	$31,368	$23,597	$—	$654,023
Adjusted EBITDA	$270,065	$23,856	$(17,971)	$—	$275,950
Segment Assets	$1,682,118	$82,326	$913,905	$—	$2,678,349
Depreciation, Depletion and Amortization	$50,268	$1,176	$13,084	$—	$64,528
Capital Expenditures	$37,495	$1,124	$3,706	$—	$42,325
Reportable segment results for the three months ended June 30, 2022 are:

	PAMC	CONSOL Marine Terminal	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$518,976	$—	$13,750	$—	$532,726
Terminal Revenue	—	21,779	—	—	21,779
Freight Revenue	47,386	—	3,025	—	50,411
Total Revenue from Contracts with Customers	$566,362	$21,779	$16,775	$—	$604,916
Adjusted EBITDA	$203,980	$15,077	$(2,718)	$—	$216,339
Segment Assets	$1,735,635	$80,238	$904,613	$—	$2,720,486
Depreciation, Depletion and Amortization	$49,465	$1,142	$7,273	$—	$57,880
Capital Expenditures	$21,673	$188	$17,557	$—	$39,418

Reportable segment results for the six months ended June 30, 2023 are:

	PAMC	CONSOL Marine Terminal	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$1,084,513	$—	$39,965	$—	$1,124,478
Terminal Revenue	—	58,079	—	—	58,079
Freight Revenue	142,219	—	6,844	—	149,063
Total Revenue from Contracts with Customers	$1,226,732	$58,079	$46,809	$—	$1,331,620
Adjusted EBITDA	$601,029	$44,471	$(23,250)	$—	$622,250
Segment Assets	$1,682,118	$82,326	$913,905	$—	$2,678,349
Depreciation, Depletion and Amortization	$101,639	$2,332	$20,108	$—	$124,079
Capital Expenditures	$64,302	$1,699	$10,081	$—	$76,082
Reportable segment results for the six months ended June 30, 2022 are:

	PAMC	CONSOL Marine Terminal	Other	Adjustments and Eliminations	Consolidated
Coal Revenue	$991,953	$—	$17,157	$—	$1,009,110
Terminal Revenue	—	43,176	—	—	43,176
Freight Revenue	85,775	—	3,025	—	88,800
Total Revenue from Contracts with Customers	$1,077,728	$43,176	$20,182	$—	$1,141,086
Adjusted EBITDA	$362,239	$29,554	$(6,224)	$—	$385,569
Segment Assets	$1,735,635	$80,238	$904,613	$—	$2,720,486
Depreciation, Depletion and Amortization	$100,421	$2,307	$11,106	$—	$113,834
Capital Expenditures	$34,651	$360	$41,050	$—	$76,061
For the three and six months ended June 30, 2023 and 2022, the Company's reportable segments had revenues from the following customers, each comprising over 10% of the Company's total sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Customer A	$70,725	$67,174	$145,034	*
Customer B	$67,197	*	$135,412	*
Customer C	*	*	$151,404	*
Customer D	*	$124,469	*	$211,055
Customer E	*	$64,874	*	$131,164
*Revenues from these customers during the periods presented were less than 10% of the Company's total sales.

Reconciliation of Segment Information to Consolidated Amounts:

	Three Months Ended June 30, 2023
	PAMC	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$218,636	$21,094	$(72,007)	$167,723
Income Tax Expense	—	—	37,574	37,574
Interest Expense	—	1,526	5,629	7,155
Interest Income	(513)	—	(3,198)	(3,711)
Depreciation, Depletion and Amortization	50,268	1,176	13,084	64,528
Stock-Based Compensation	1,674	60	259	1,993
Loss on Debt Extinguishment	—	—	688	688
Adjusted EBITDA	$270,065	$23,856	$(17,971)	$275,950

	Three Months Ended June 30, 2022
	PAMC	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$159,404	$12,354	$(45,467)	$126,291
Income Tax Expense	—	—	23,223	23,223
Interest Expense	68	1,530	11,523	13,121
Interest Income	(452)	—	(987)	(1,439)
Depreciation, Depletion and Amortization	49,465	1,142	7,273	57,880
Stock-Based Compensation	1,066	51	152	1,269
Loss on Debt Extinguishment	—	—	1,565	1,565
Fair Value Adjustment of Commodity Derivative Instruments	(5,571)	—	—	(5,571)
Adjusted EBITDA	$203,980	$15,077	$(2,718)	$216,339

	Six Months Ended June 30, 2023
	PAMC	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$494,611	$38,883	$(135,394)	$398,100
Income Tax Expense	—	—	79,167	79,167
Interest Expense	—	3,052	14,382	17,434
Interest Income	(921)	—	(4,457)	(5,378)
Depreciation, Depletion and Amortization	101,639	2,332	20,108	124,079
Stock-Based Compensation	5,700	204	881	6,785
Loss on Debt Extinguishment	—	—	2,063	2,063
Adjusted EBITDA	$601,029	$44,471	$(23,250)	$622,250

	Six Months Ended June 30, 2022
	PAMC	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$161,501	$23,967	$(63,627)	$121,841
Income Tax Expense	—	—	19,701	19,701
Interest Expense	257	3,061	24,155	27,473
Interest Income	(866)	—	(1,902)	(2,768)
Depreciation, Depletion and Amortization	100,421	2,307	11,106	113,834
Stock-Based Compensation	4,595	219	656	5,470
Loss on Debt Extinguishment	—	—	3,687	3,687
Fair Value Adjustment of Commodity Derivative Instruments	96,331	—	—	96,331
Adjusted EBITDA	$362,239	$29,554	$(6,224)	$385,569
NOTE 17—STOCK AND DEBT REPURCHASES:
In December 2017, CONSOL Energy’s Board of Directors approved a program to repurchase, from time to time, the Company's outstanding shares of common stock or its Second Lien Notes. Since the program's inception, the Company's Board of Directors has subsequently amended the program several times. The most recent amendment occurred in April 2023, in which the aggregate limit of the Company's repurchase authority was raised to $1,000,000. The program terminates on December 31, 2024.
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
During the six months ended June 30, 2023, the Company did not make any open market repurchases of its Second Lien Notes in accordance with this program. During the six months ended June 30, 2022, the Company spent $26,387 to repurchase $25,000 of its Second Lien Notes in accordance with this program. During the six months ended June 30, 2023, the Company repurchased and retired 2,432,543 shares of the Company's common stock at an average price of $58.69 per share. No shares of common stock were repurchased under this program during the six months ended June 30, 2022.
NOTE 18—SUBSEQUENT EVENTS:
On June 26, 2023, CONSOL Energy issued a notice of full and final redemption of the remaining outstanding balance of its Second Lien Notes at 102.75% in the amount of $24 million. The redemption took place on July 26, 2023.

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
Our most significant tangible assets are the PAMC and the CONSOL Marine Terminal. Coal from the PAMC is valued because of its high energy content (as measured in Btu per pound), relatively low levels of sulfur and other impurities, and strong thermoplastic properties that enable it to be used in metallurgical, industrial and power generation applications. We take advantage of these desirable quality characteristics and our extensive logistical network, which is directly served by both the Norfolk Southern Corporation (“Norfolk Southern”) and CSX Transportation Inc. (“CSX”) railroads, to aggressively market our product to a broad base of strategically selected, top-performing power plant customers in the eastern United States. We also capitalize on the operational synergies afforded by the CONSOL Marine Terminal to export our coal to industrial, power generation and metallurgical end-users globally.
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
Our operations, including the PAMC and the CONSOL Marine Terminal, have consistently generated strong cash flows, even throughout the COVID-19 pandemic. As of December 31, 2022, the PAMC controls 622.1 million tons of high-quality Pittsburgh seam reserves, enough to allow for more than 20 years of full-capacity production, based on our current estimates. As of December 31, 2022, the Itmann Mining Complex includes 28.7 million tons of recoverable coal reserves that are sufficient to support more than 25 years of full-capacity production, based on our current estimates. In addition, we own or control approximately 1.4 billion tons of Greenfield Reserves and Resources located in the Northern Appalachian Basin (“NAPP”), the Central Appalachian Basin (“CAPP”) and the Illinois Basin (“ILB”). Our vision is to maximize cash flow generation through the safe, compliant, and efficient operation of this core asset base, while strategically reducing debt, returning capital through share buybacks and/or dividends, and, when prudent, allocating capital toward compelling growth and diversification opportunities.
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

•Itmann Mining Complex: Construction of the Itmann No. 5 Mine, located in Wyoming County, West Virginia, began in the second half of 2019; development mining began in April 2020, but the pace of the project was intentionally slowed to minimize capital spending due to the uncertainties surrounding the COVID-19 pandemic. The coal preparation plant was commissioned during the third quarter of 2022 and shipped its first train in October 2022. The Company anticipates approximately 900 thousand tons per year of high-quality, low-vol coking coal production from the Itmann No. 5 Mine once it achieves its full run rate, with an anticipated mine life of 25+ years. The preparation plant also includes a rail loadout and the capability for processing up to an additional 750 thousand to 1 million saleable tons annually from third parties and mining of our surrounding reserves. This additional processing revenue is expected to provide an avenue of growth for the Company.
These low-cost assets and the diverse markets they serve provide us opportunities to generate cash across a wide variety of demand and pricing scenarios. The three mines at the PAMC typically operate four to five longwalls, and the production from all three mines is processed at a single, centralized preparation plant, which is connected via conveyor belts to each mine. The Central Preparation Plant, which can clean and process up to 8,200 raw tons of coal per hour, provides economies of scale while also maintaining the ability to segregate and blend coal based on quality. This infrastructure enables us to tailor our production levels and quality specifications to meet market demands. It also results in a highly productive, low-cost operation as compared to other NAPP coal mines. As of December 31, 2022, and based on production per employee, the PAMC is one of the most productive and efficient coal mining complexes in NAPP, averaging 7.88 tons of coal production per employee hour for the past two years. Our high productivity helps drive a low-cost structure. Our efficiency strengthens our margins throughout the commodity cycle and has allowed us to continue to generate positive margins even in challenging pricing environments.
Q2 2023 Highlights:
•CONSOL Marine Terminal throughput volume of 5.4 million tons.
•Debt repayments of $54.6 million – payments on Second Lien Notes, Term Loan B, and equipment-financed and other debt of $25.0 million, $23.6 million and $6.0 million, respectively.
•Repurchased 1.2 million shares of CONSOL Energy common stock at a weighted average price of $61.73 per share.
•Increased the Revolving Credit Facility capacity by $95.0 million with additional covenant flexibility.

Outlook for 2023:
Based on our current contracted position, estimated prices and production plans, we are providing the following updated financial and operating performance guidance for full fiscal year 2023:
•PAMC coal sales volume of 25.0-27.0 million tons
•PAMC average realized coal revenue per ton sold (1) of $76.00 - $80.00
•PAMC average cash cost of coal sold per ton (1) of $34.00-$36.00
•Itmann Mining Complex production volume of 400 thousand to 500 thousand tons
•Capital expenditures of $160 million to $185 million

(1) Average realized coal revenue per ton sold and average cash cost of coal sold per ton are operating ratios derived from non-GAAP financial measures. CONSOL Energy is unable to provide a reconciliation of this guidance to any measures calculated in accordance with GAAP due to the unknown effect, timing and potential significance of certain income statement items.
How We Evaluate Our Operations
Our management team uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability. The metrics include: (i) coal production and sales volumes; (ii) realized coal revenue, a non-GAAP financial measure; (iii) cost of coal sold, a non-GAAP financial measure; (iv) cash cost of coal sold, a non-GAAP financial measure; (v) average realized coal revenue per ton sold, an operating ratio derived from non-GAAP financial measures; (vi) average cash cost of coal sold per ton, an operating ratio derived from non-GAAP financial measures; (vii) average cash margin per ton sold, an operating ratio derived from non-GAAP financial measures; (viii) adjusted EBITDA, a non-GAAP financial measure; and (ix) total recurring revenues and other income, a non-GAAP financial measure.
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
Reconciliation of Non-GAAP Financial Measures
We evaluate our cost of coal sold and cash cost of coal sold on an aggregate basis by segment, and our average cash cost of coal sold per ton on a per-ton basis. Cost of coal sold includes items such as direct operating costs, royalty and production taxes, direct administration costs, and depreciation, depletion and amortization costs on production assets. Cost of coal sold excludes any indirect costs and other costs not directly attributable to the production of coal. The cash cost of coal sold includes cost of coal sold less depreciation, depletion and amortization costs on production assets. We define average cash cost of coal sold per ton as cash cost of coal sold divided by tons sold. The GAAP measure most directly comparable to cost of coal sold, cash cost of coal sold and average cash cost of coal sold per ton is operating and other costs.
The following table presents a reconciliation for the PAMC segment of cash cost of coal sold, cost of coal sold and average cash cost of coal sold per ton to operating and other costs, the most directly comparable GAAP financial measure, on a historical basis, for each of the periods indicated (in thousands, except per ton information).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating and Other Costs	$276,596	$244,217	$537,223	$463,299
Less: Other Costs (Non-Production and non-PAMC)	(43,073)	(30,066)	(81,559)	(54,046)
Cash Cost of Coal Sold	$233,523	$214,151	$455,664	$409,253
Add: Depreciation, Depletion and Amortization (PAMC Production)	47,877	46,570	94,141	94,656
Cost of Coal Sold	$281,400	$260,721	$549,805	$503,909
Total Tons Sold (in millions)	6.4	6.2	13.1	12.7
Average Cost of Coal Sold per Ton	$43.88	$42.29	$41.99	$39.82
Less: Depreciation, Depletion and Amortization Costs per Ton Sold	7.55	7.48	7.04	7.52
Average Cash Cost of Coal Sold per Ton	$36.33	$34.81	$34.95	$32.30
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total Coal Revenue (PAMC Segment)	$521,176	$518,976	$1,084,513	$991,953
Less: Settlements of Commodity Derivatives	—	(73,923)	—	(160,175)
Realized Coal Revenue	521,176	445,053	1,084,513	831,778
Operating and Other Costs	276,596	244,217	537,223	463,299
Less: Other Costs (Non-Production and non-PAMC)	(43,073)	(30,066)	(81,559)	(54,046)
Cash Cost of Coal Sold	$233,523	$214,151	455,664	409,253
Total Tons Sold (in millions)	6.4	6.2	13.1	12.7
Average Realized Coal Revenue per Ton Sold	$81.27	$72.18	$82.83	$65.73
Less: Average Cash Cost of Coal Sold per Ton	36.33	34.81	34.95	32.30
Average Cash Margin per Ton Sold	$44.94	$37.37	$47.88	$33.43
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

	Three Months Ended June 30, 2023
	PAMC	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$218,636	$21,094	$(72,007)	$167,723

Add: Income Tax Expense	—	—	37,574	37,574
Add: Interest Expense	—	1,526	5,629	7,155
Less: Interest Income	(513)	—	(3,198)	(3,711)
Earnings (Loss) Before Interest & Taxes (EBIT)	218,123	22,620	(32,002)	208,741

Add: Depreciation, Depletion & Amortization	50,268	1,176	13,084	64,528

Earnings (Loss) Before Interest, Taxes and DD&A (EBITDA)	$268,391	$23,796	$(18,918)	$273,269

Adjustments:
Add: Stock-Based Compensation	$1,674	$60	$259	$1,993
Add: Loss on Debt Extinguishment	—	—	688	688
Total Pre-tax Adjustments	1,674	60	947	2,681

Adjusted EBITDA	$270,065	$23,856	$(17,971)	$275,950

	Three Months Ended June 30, 2022
	PAMC	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$159,404	$12,354	$(45,467)	$126,291

Add: Income Tax Expense	—	—	23,223	23,223
Add: Interest Expense	68	1,530	11,523	13,121
Less: Interest Income	(452)	—	(987)	(1,439)
Earnings (Loss) Before Interest & Taxes (EBIT)	159,020	13,884	(11,708)	161,196

Add: Depreciation, Depletion & Amortization	49,465	1,142	7,273	57,880

Earnings (Loss) Before Interest, Taxes and DD&A (EBITDA)	$208,485	$15,026	$(4,435)	$219,076

Adjustments:
Add: Stock-Based Compensation	$1,066	$51	$152	$1,269
Add: Loss on Debt Extinguishment	—	—	1,565	1,565
Less: Fair Value Adjustment of Commodity Derivative Instruments	(5,571)	—	—	(5,571)
Total Pre-tax Adjustments	(4,505)	51	1,717	(2,737)

Adjusted EBITDA	$203,980	$15,077	$(2,718)	$216,339

	Six Months Ended June 30, 2023
	PAMC	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$494,611	$38,883	$(135,394)	$398,100

Add: Income Tax Expense	—	—	79,167	79,167
Add: Interest Expense	—	3,052	14,382	17,434
Less: Interest Income	(921)	—	(4,457)	(5,378)
Earnings (Loss) Before Interest & Taxes (EBIT)	493,690	41,935	(46,302)	489,323

Add: Depreciation, Depletion & Amortization	101,639	2,332	20,108	124,079

Earnings (Loss) Before Interest, Taxes and DD&A (EBITDA)	$595,329	$44,267	$(26,194)	$613,402

Adjustments:
Add: Stock-Based Compensation	$5,700	$204	$881	$6,785
Add: Loss on Debt Extinguishment	—	—	2,063	2,063
Total Pre-tax Adjustments	5,700	204	2,944	8,848

Adjusted EBITDA	$601,029	$44,471	$(23,250)	$622,250

	Six Months Ended June 30, 2022
	PAMC	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$161,501	$23,967	$(63,627)	$121,841

Add: Income Tax Expense	—	—	19,701	19,701
Add: Interest Expense	257	3,061	24,155	27,473
Less: Interest Income	(866)	—	(1,902)	(2,768)
Earnings (Loss) Before Interest & Taxes (EBIT)	160,892	27,028	(21,673)	166,247

Add: Depreciation, Depletion & Amortization	100,421	2,307	11,106	113,834

Earnings (Loss) Before Interest, Taxes and DD&A (EBITDA)	$261,313	$29,335	$(10,567)	$280,081

Adjustments:
Add: Stock-Based Compensation	$4,595	$219	$656	$5,470
Add: Loss on Debt Extinguishment	—	—	3,687	3,687
Add: Fair Value Adjustment of Commodity Derivative Instruments	96,331	—	—	96,331
Total Pre-tax Adjustments	100,926	219	4,343	105,488

Adjusted EBITDA	$362,239	$29,554	$(6,224)	$385,569
We define recurring revenues and other income as total revenue and other income, less fair value adjustments of commodity derivatives and gains/losses on sales of assets. The GAAP measure most directly comparable to recurring revenues and other income is total revenue and other income. The following table presents a reconciliation of recurring revenues and other income to total revenue and other income, the most directly comparable GAAP financial measure, on a historical basis, for each of the periods indicated (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total Revenue and Other Income	$660,967	$544,619	$1,349,574	$903,148
Less: Fair Value Adjustments of Commodity Derivatives	—	(5,571)	—	96,331
Less: Gain on Sale of Assets	(10)	(365)	(5,736)	(6,546)
Total Recurring Revenues and Other Income	$660,957	$538,683	$1,343,838	$992,933

Results of Operations: Three Months Ended June 30, 2023 Compared with the Three Months Ended June 30, 2022
Revenue and Other Income

	Three Months Ended June 30,
(in millions)	2023	2022	Variance
Coal Revenue - PAMC	$521	$519	$2
Coal Revenue - Itmann Mining Complex	20	14	6
Terminal Revenue	31	22	9
Freight Revenue	82	50	32
Total Revenues from Contracts with Customers	654	605	49
Loss on Commodity Derivatives, net	—	(68)	68
Miscellaneous Other Income	7	8	(1)
Total Revenue and Other Income	$661	$545	$116
Revenues from Contracts with Customers
Revenues from contracts with customers were $654 million for the three months ended June 30, 2023, compared to $605 million for the three months ended June 30, 2022.
On a consolidated basis, coal revenue for the three months ended June 30, 2023 was $541 million, which consisted of $521 million from the Pennsylvania Mining Complex and $20 million from the Itmann Mining Complex. The $541 million of coal revenue was sold into the following markets: $241 million into power generation, $217 million into industrial, and $83 million into metallurgical. The Company had consolidated coal revenue of $533 million for the three months ended June 30, 2022, which consisted of $519 million from the Pennsylvania Mining Complex and $14 million from the Itmann Mining Complex. The $533 million of coal revenue was sold into the following markets: $257 million into power generation, $142 million into industrial, and $134 million into metallurgical.

Historically, the majority of the Company's production was directed toward its established base of domestic power plant customers, many of which were secured through spot, annual or multi-year contracts. The domestic power generation market has experienced a lack of growth in recent years. The Company maintains flexibility to diversify its portfolio by placing a growing portion of its production in the export markets, where it sells to power generation, industrial, and metallurgical end-users. These markets tend to provide the Company with pricing upside when markets are strong and with volume stability when markets are weak. In the three months ended June 30, 2023, the Company placed 4.4 million tons of coal, or 68% of its total tons sold, into the export market. Comparatively, in the three months ended June 30, 2022, the Company placed 2.9 million tons of coal, or 47% of its total tons sold, into the export market. Furthermore, when excluding fair value adjustments of commodity derivatives and gains/losses on sales of assets, 64% of the Company's recurring revenues and other income (a non-GAAP measure; see “How We Evaluate Our Operations - Reconciliation of Non-GAAP Financial Measures” above for an explanation and reconciliation of these amounts to the nearest GAAP measure) were derived from non-power generation applications during the three months ended June 30, 2023, compared to 52% for the three months ended June 30, 2022. See “Operational Performance” for further information about segment results.

The Company’s Terminal revenue consists of fees charged for coal loaded at the CONSOL Marine Terminal, which is located in the Port of Baltimore, Maryland, and provides access to international coal markets. Terminal revenues are generated from providing transloading services from rail to vessel or barge, temporary storage or stockpile facilities, as well as blending, weighing, and sampling. Terminal revenues were $31 million for the three months ended June 30, 2023, compared to $22 million for the three months ended June 30, 2022. See “Operational Performance - CONSOL Marine Terminal Analysis” for further information about segment results.

The Company recognizes freight revenue as the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services to move its coal from the mine to the ultimate sales point. Freight revenue is completely offset by freight expense. Freight revenue and freight expense were both $82 million for the three months ended June 30, 2023, compared to $50 million for the three months ended June 30, 2022. The $32 million increase was primarily related to increased transportation costs associated with the aforementioned increase of sales into the export market.

Loss on Commodity Derivatives, net

As of December 31, 2022, all of the Company's coal-related derivative contracts have settled and the Company has not entered into any additional coal-related derivative contracts. During the three months ended June 30, 2022, the Company settled a portion of its coal-related derivatives at a loss of $74 million and recognized fair value adjustments of its commodity derivative instruments of $6 million. See “Operational Performance - PAMC Analysis” for further information about segment results.

Miscellaneous Other Income

Miscellaneous other income was $7 million for the three months ended June 30, 2023, compared to $8 million for the three months ended June 30, 2022. The change is due to the following items:

	Three Months Ended June 30,
	2023	2022	Variance
Interest Income	$3	$1	$2
Royalty Income - Non-Operated Coal	2	4	(2)
Other Income	2	3	(1)
Miscellaneous Other Income	$7	$8	$(1)

Operating and Other Costs

On a consolidated basis, operating and other costs were $277 million for the three months ended June 30, 2023, compared to $244 million for the three months ended June 30, 2022. Operating and other costs increased in the period-to-period comparison due to the following items:

	Three Months Ended June 30,
	2023	2022	Variance
Operating Costs - PAMC	$234	$214	$20
Operating Costs - Itmann Mining Complex	27	9	18
Operating Costs - Terminal	7	6	1
Employee-Related Legacy Liability Expense	3	2	1
Coal Reserve Holding Costs	3	2	1
Closed and Idle Mines	1	1	—
Other	2	10	(8)
Operating and Other Costs	$277	$244	$33

Operating costs for the Pennsylvania Mining Complex include items such as direct operating costs, royalties and production taxes and direct administration costs. In the period-to-period comparison, operating costs - PAMC increased $20 million, primarily due to the added costs of the fifth longwall, which was brought online in the fourth quarter of 2022, and ongoing inflationary pressures. See “Operational Performance - PAMC Analysis” for further information on segment operating costs.

Operating costs for the Itmann Mining Complex primarily consist of costs related to produced tons sold, development costs absorbed by the coal revenue generated during development, and costs incurred to purchase third-party metallurgical coal to blend with Itmann coal. Operating costs - Itmann Mining Complex include items such as direct development and operating costs, royalties and production taxes, hauling of raw coal and direct administration costs. The $18 million increase in operating costs - Itmann Mining Complex was primarily due to an increase in the volume of coal produced and purchased as the operations continued to transition from development mining to the production phase.

Operating costs - Terminal primarily consist of costs related to throughput tons at the CONSOL Marine Terminal, which were materially consistent in the period-to-period comparison. See “Operational Performance - CONSOL Marine Terminal Analysis” for further information on segment operating costs.

Other costs consist of items that are not related to the Company's mining or terminal operations. Other costs decreased $8 million in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was primarily attributable to a decrease in current quarter costs related to discretionary employee benefit expenses and demurrage charges, as well as fewer expenses incurred in the current quarter across various categories, none of which were individually material.

Depreciation, Depletion, and Amortization

On a consolidated basis, depreciation, depletion and amortization costs were $65 million for the three months ended June 30, 2023, compared to $58 million for the three months ended June 30, 2022. Depreciation, depletion and amortization increased $7 million in the period-to-period comparison primarily due to current quarter adjustments to the Company's asset retirement obligations based on current projected cash outflows. The increase was also attributable to the commissioning of the Itmann Preparation Plant and the transition from development mining to the production phase.

General and Administrative Costs

On a consolidated basis, general and administrative costs were $25 million for the three months ended June 30, 2023, compared to $28 million for the three months ended June 30, 2022. The $3 million decrease in the period-to-period comparison was primarily related to decreased expense under the long-term incentive compensation plan incurred in the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to fluctuations in the Company's share price during each of the respective periods.

Interest Expense

On a consolidated basis, interest expense, net of amounts capitalized, was $7 million for the three months ended June 30, 2023, compared to $13 million for the three months ended June 30, 2022. The decrease in the period-to-period comparison was primarily due to less debt outstanding as the Company continued its de-leveraging efforts.

Operational Performance: Three Months Ended June 30, 2023 Compared with the Three Months Ended June 30, 2022

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

The following table presents results by reportable segment for each of the periods indicated.

	Three Months Ended June 30,
	2023	2022	Variance
PAMC
Total Tons Produced (in millions)	6.3	6.2	0.1
Total Tons Sold (in millions)	6.4	6.2	0.2
Average Realized Coal Revenue per Ton Sold(1)	$81.27	$72.18	$9.09
Average Cash Cost of Coal Sold per Ton(1)	$36.33	$34.81	$1.52
Average Cash Margin per Ton Sold(1)	$44.94	$37.37	$7.57
Adjusted EBITDA (in thousands)(1)	$270,065	$203,980	$66,085

CONSOL Marine Terminal
Throughput Tons (in millions)	5.4	3.8	1.6
Adjusted EBITDA (in thousands)(1)	$23,856	$15,077	$8,779

(1) Adjusted EBITDA is a non-GAAP financial measure, and average realized coal revenue per ton sold, average cash cost of coal sold per ton and average cash margin per ton sold are operating ratios derived from non-GAAP financial measures. See “How We Evaluate Our Operations - Reconciliation of Non-GAAP Financial Measures” above for an explanation and reconciliation of these amounts to the nearest GAAP measures.

PAMC ANALYSIS:

Coal Production

The table below presents total tons produced (in thousands) from the Pennsylvania Mining Complex for the periods indicated:

	Three Months Ended June 30,
Mine	2023	2022	Variance
Bailey	2,783	3,168	(385)
Enlow Fork	2,324	1,732	592
Harvey	1,226	1,328	(102)
Total	6,333	6,228	105

Coal production was 6.3 million tons for the three months ended June 30, 2023, compared to 6.2 million tons for the three months ended June 30, 2022. Despite bottlenecking issues at the central preparation plant and operational delays associated with multiple longwall moves that weighed on the Company's production during the three months ended June 30, 2023, the PAMC's coal production increased in the period-to-period comparison primarily due to the completion of development of the Company's fifth longwall at the PAMC toward the end of the fourth quarter of 2022; it is now fully operational.

Coal Operations

Adjusted EBITDA for the three months ended June 30, 2023 was $270 million, compared to $204 million for the three months ended June 30, 2022. The improvement was primarily attributable to a $9.09 increase in average realized coal revenue per ton sold, as well as a 0.2 million increase in tons sold, partially offset by a $1.52 increase in the average cash cost of coal sold per ton. The increase in average realized coal revenue per ton sold is directly attributable to the Company's strong contracted position and flexibility to place its coal sales into the market that yields the best arbitrage for its product. Specifically, the carryover effect of mild winter weather during the first quarter of 2023, which contributed to increased power plant coal stockpiles and natural gas inventory build, with corresponding softening in coal, natural gas and power prices, led to softening demand for coal-fired electricity generation during the three months ended June 30, 2023. This, in turn, reduced the need for restocking during the second quarter, which is traditionally a shoulder season characterized by reduced electric power demand, putting further pressure on natural gas prices, which is a competitor to the Company's coal product. The Company pivoted away from the domestic market and into stronger export markets, especially export industrial markets. The Company's realized coal revenue for the three months ended June 30, 2022 was also impacted by the settlement of certain commodity derivatives at a loss of $74 million. All of the Company's commodity derivatives were settled as of December 31, 2022 (see Note 14 - Derivatives in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q). The increase in the average cash cost of coal sold per ton was primarily due to ongoing inflationary pressures on supplies, maintenance costs and labor costs compared to the prior-year period.

CONSOL MARINE TERMINAL ANALYSIS:

Adjusted EBITDA for the three months ended June 30, 2023 was $24 million, compared to $15 million for the three months ended June 30, 2022. Throughput volumes at the CONSOL Marine Terminal were 5.4 million tons for the three months ended June 30, 2023, compared to 3.8 million tons for the three months ended June 30, 2022. CONSOL Marine Terminal revenue was $31 million for the three months ended June 30, 2023 compared to $22 million for the three months ended June 30, 2022, due to the significantly increased throughput tonnage, which was primarily a result of the shift of Pennsylvania Mining Complex sales into the export market.
Results of Operations: Six Months Ended June 30, 2023 Compared with the Six Months Ended June 30, 2022
Revenue and Other Income

	Six Months Ended June 30,
(in millions)	2023	2022	Variance
Coal Revenue - PAMC	$1,085	$992	$93
Coal Revenue - Itmann Mining Complex	40	17	23
Terminal Revenue	58	43	15
Freight Revenue	149	89	60
Total Revenues from Contracts with Customers	1,332	1,141	191
Loss on Commodity Derivatives, net	—	(257)	257
Miscellaneous Other Income	12	12	—
Gain on Sale of Assets	6	7	(1)
Total Revenue and Other Income	$1,350	$903	$447
Revenues from Contracts with Customers
Revenues from contracts with customers were $1,332 million for the six months ended June 30, 2023, compared to $1,141 million for the six months ended June 30, 2022.
On a consolidated basis, coal revenue for the six months ended June 30, 2023 was $1,125 million, which consisted of $1,085 million from the Pennsylvania Mining Complex and $40 million from the Itmann Mining Complex. The $1,125 million of coal revenue was sold into the following markets: $541 million into power generation, $410 million into industrial, and $174 million into metallurgical. The Company had consolidated coal revenue of $1,009 million for the six months ended June 30, 2022, which consisted of $992 million from the Pennsylvania Mining Complex and $17 million from the Itmann Mining Complex. The $1,009 million of coal revenue was sold into the following markets: $570 million into power generation, $272 million into industrial, and $167 million into metallurgical.

Historically, the majority of the Company's production was directed toward its established base of domestic power plant customers, many of which were secured through spot, annual or multi-year contracts. The domestic coal-fired power generation market has experienced a reduction in capacity in recent years. The Company maintains flexibility to diversify its portfolio by placing a growing portion of its production in the export markets, where it sells to industrial, power generation and metallurgical end-users. These markets tend to provide the Company with pricing upside when markets are strong and with volume stability when markets are weak. In the six months ended June 30, 2023, the Company placed 8.3 million tons of coal, or 63% of its total tons sold, into the export market. Comparatively, in the six months ended June 30, 2022, the Company placed 5.7 million tons of coal, or 45% of its total tons sold, into the export market. Furthermore, when excluding fair value adjustments of commodity derivatives and gains/losses on sales of assets, 60% of the Company's recurring revenues and other income (a non-GAAP measure; see “How We Evaluate Our Operations - Reconciliation of Non-GAAP Financial Measures” above for an explanation and reconciliation of these amounts to the nearest GAAP measure) were derived from non-power generation applications during the six months ended June 30, 2023, compared to 43% for the six months ended June 30, 2022. See “Operational Performance” for further information about segment results.

The Company’s Terminal revenue consists of fees charged for coal loaded at the CONSOL Marine Terminal, which is located in the Port of Baltimore, Maryland and provides access to international coal markets. Terminal revenues are generated from providing transloading services from rail to vessel or barge, temporary storage or stockpile facilities, as well as blending, weighing, and sampling. Terminal revenues were $58 million for the six months ended June 30, 2023 compared to $43 million for the six months ended June 30, 2022. See “Operational Performance - CONSOL Marine Terminal Analysis” for further information about segment results.

The Company recognizes freight revenue as the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services to move its coal from the mine to the ultimate sales point. Freight revenue is completely offset by freight expense. Freight revenue and freight expense were both $149 million for the six months ended June 30, 2023, compared to $89 million for the six months ended June 30, 2022. The $60 million increase was primarily related to increased transportation costs associated with the aforementioned increase of sales into the export market.

Loss on Commodity Derivatives, net

As of December 31, 2022, all of the Company's coal-related derivative contracts have settled and the Company has not entered into any additional coal-related derivative contracts. During the six months ended June 30, 2022, the Company settled a portion of its coal-related derivatives at a loss of $160 million and recognized fair value adjustments of its commodity derivative instruments at a loss of $96 million. See “Operational Performance - PAMC Analysis” for further information about segment results.

Miscellaneous Other Income

Miscellaneous other income was $12 million for the six months ended June 30, 2023, compared to $12 million for the six months ended June 30, 2022. The change is due to the following items:

	Six Months Ended June 30,
	2023	2022	Variance
Interest Income	$5	$3	$2
Royalty Income - Non-Operated Coal	4	6	(2)
Other Income	3	3	—
Miscellaneous Other Income	$12	$12	$—

Operating and Other Costs

On a consolidated basis, operating and other costs were $537 million for the six months ended June 30, 2023, compared to $463 million for the six months ended June 30, 2022. Operating and other costs increased in the period-to-period comparison due to the following items:

	Six Months Ended June 30,
	2023	2022	Variance
Operating Costs - PAMC	$456	$409	$47
Operating Costs - Itmann Mining Complex	50	12	38
Operating Costs - Terminal	13	12	1
Employee-Related Legacy Liability Expense	6	3	3
Coal Reserve Holding Costs	5	5	—
Closed and Idle Mines	2	2	—
Other	5	20	(15)
Operating and Other Costs	$537	$463	$74

Operating costs for the Pennsylvania Mining Complex include items such as direct operating costs, royalties and production taxes and direct administration costs. In the period-to-period comparison, operating costs - PAMC increased $47 million, primarily due to additional production, as the fifth longwall was brought online in the fourth quarter of 2022, and ongoing inflationary pressures. See “Operational Performance - PAMC Analysis” for further information on segment operating costs.

Operating costs for the Itmann Mining Complex primarily consist of costs related to produced tons sold, development costs absorbed by the coal revenue generated during development, and costs incurred to purchase third-party metallurgical coal to blend with Itmann coal. Operating costs - Itmann Mining Complex include items such as direct development and operating costs, royalties and production taxes, hauling of raw coal and direct administration costs. The $38 million increase in operating costs - Itmann Mining Complex was primarily due to an increase in the volume of coal produced and purchased as the operations continued to transition from development mining to the production phase as well as increased construction activity for the development of mains.

Operating costs - Terminal primarily consist of costs related to throughput tons at the CONSOL Marine Terminal, which were materially consistent in the period-to-period comparison. See “Operational Performance - CONSOL Marine Terminal Analysis” for further information on segment operating costs.

Other costs consist of items that are not related to the Company's mining or terminal operations. Other costs decreased $15 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily attributable to a decrease in current year costs related to discretionary employee benefit expenses and fewer expenses incurred in the current year across various categories, none of which were individually material.

Depreciation, Depletion, and Amortization

On a consolidated basis, depreciation, depletion and amortization costs were $124 million for the six months ended June 30, 2023, compared to $114 million for the six months ended June 30, 2022. Depreciation, depletion and amortization increased $10 million in the period-to-period comparison primarily due to current year adjustments to the Company's asset retirement obligations based on current projected cash outflows. The increase was also attributable to the commissioning of the Itmann Preparation Plant and the transition from development mining to the production phase in late 2022.

General and Administrative Costs

On a consolidated basis, general and administrative costs were $42 million for the six months ended June 30, 2023, compared to $65 million for the six months ended June 30, 2022. The $23 million decrease in the period-to-period comparison was primarily related to decreased expense under the long-term incentive compensation plan incurred in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to fluctuations in the Company's share price during each of the respective periods.

Interest Expense

On a consolidated basis, interest expense, net of amounts capitalized, was $17 million for the six months ended June 30, 2023, compared to $27 million for the six months ended June 30, 2022. The decrease in the period-to-period comparison was primarily due to less debt outstanding as the Company continued its de-leveraging efforts.

Operational Performance: Six Months Ended June 30, 2023 Compared with the Six Months Ended June 30, 2022

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

The following table presents results by reportable segment for each of the periods indicated.

	Six Months Ended June 30,
	2023	2022	Variance
PAMC
Total Tons Produced (in millions)	13.4	12.6	0.8
Total Tons Sold (in millions)	13.1	12.7	0.4
Average Realized Coal Revenue per Ton Sold(1)	$82.83	$65.73	$17.10
Average Cash Cost of Coal Sold per Ton(1)	$34.95	$32.30	$2.65
Average Cash Margin per Ton Sold(1)	$47.88	$33.43	$14.45
Adjusted EBITDA (in thousands)(1)	$601,029	$362,239	$238,790

CONSOL Marine Terminal
Throughput Tons (in millions)	9.9	7.4	2.5
Adjusted EBITDA (in thousands)(1)	$44,471	$29,554	$14,917

(1) Adjusted EBITDA is a non-GAAP financial measure, and average realized coal revenue per ton sold, average cash cost of coal sold per ton and average cash margin per ton sold are operating ratios derived from non-GAAP financial measures. See “How We Evaluate Our Operations - Reconciliation of Non-GAAP Financial Measures” above for an explanation and reconciliation of these amounts to the nearest GAAP measures.

PAMC ANALYSIS:

Coal Production

The table below presents total tons produced (in thousands) from the Pennsylvania Mining Complex for the periods indicated:

	Six Months Ended June 30,
Mine	2023	2022	Variance
Bailey	6,056	6,189	(133)
Enlow Fork	4,730	3,508	1,222
Harvey	2,584	2,887	(303)
Total	13,370	12,584	786

Coal production was 13.4 million tons for the six months ended June 30, 2023, compared to 12.6 million tons for the six months ended June 30, 2022. Despite bottlenecking issues at the central preparation plant and operational delays associated with multiple longwall moves that weighed on the Company's production during the six months ended June 30, 2023, the PAMC's coal production increased in the period-to-period comparison primarily due to the completion of development of the Company's fifth longwall at the PAMC toward the end of the fourth quarter of 2022; it is now fully operational.

Coal Operations

Adjusted EBITDA for the six months ended June 30, 2023 was $601 million, compared to $362 million for the six months ended June 30, 2022. The improvement was primarily attributable to a $17.10 increase in average realized coal revenue per ton sold, as well as a 0.4 million ton increase in tons sold, partially offset by a $2.65 increase in the average cash cost of coal sold per ton. The increase in average realized coal revenue per ton sold is directly attributable to the Company's strong contracted position and flexibility to place its coal sales into the market that yields the best arbitrage for its product. Specifically, the carryover effect of mild winter weather during the first quarter of 2023, which contributed to increased power plant coal stockpiles and natural gas inventory build, with corresponding softening in coal, natural gas and power prices, led to softening demand for coal-fired electricity generation during the first quarter of 2023. This, in turn, reduced the need for restocking during the second quarter, which is traditionally a shoulder season characterized by reduced electric power demand, putting further pressure on natural gas prices, which is a competitor to the Company's coal product. The Company pivoted away from the domestic market and into stronger export markets. The Company's realized coal revenue for the six months ended June 30, 2022 was also impacted by the settlement of certain commodity derivatives at a loss of $160 million. All of the Company's commodity derivatives were settled as of December 31, 2022 (see Note 14 - Derivatives in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q). The increase in the average cash cost of coal sold per ton was primarily due to ongoing inflationary pressures on supplies, maintenance costs and labor costs compared to the prior-year period.

CONSOL MARINE TERMINAL ANALYSIS:

Adjusted EBITDA for the six months ended June 30, 2023 was $44 million, compared to $30 million for the six months ended June 30, 2022. Throughput volumes at the CONSOL Marine Terminal were 9.9 million tons for the six months ended June 30, 2023, compared to 7.4 million tons for the six months ended June 30, 2022. CONSOL Marine Terminal revenue was $58 million for the six months ended June 30, 2023, compared to $43 million for the six months ended June 30, 2022, due to significantly increased throughput tonnage, which was primarily a result of the shift of Pennsylvania Mining Complex sales into the export market.
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
During the second quarter of 2023, the Company amended its revolving credit facility to achieve additional financial flexibility by increasing the capacity of the facility and easing certain restrictive covenants, specifically around investments and shareholder returns. These covenants have been simplified to better align with the significantly improved credit profile of the business and are now leverage and liquidity-based moving forward. The Company was successful in securing incremental commitments in the amount of $95 million, which includes commitments from multiple new lenders to the facility and upsized commitments from 60% of existing lenders. The revolving credit facility now has a borrowing capacity of $355 million and provides for the Company's ability to increase the revolving commitments or issue term loans in an additional amount not to exceed $45,000 and up to an aggregate total amount of $400,000.
During the second quarter of 2023, the Company continued to see softening conditions within the overall coal markets. For example, API2 spot pricing, Henry Hub natural gas spot pricing, and PJM West day-ahead power prices continued to decline throughout the second quarter of 2023. However, pricing for the Company's coal remained elevated compared to historical norms. These higher prices are bolstering the Company's cash flows, which has allowed the Company to accelerate debt reduction and shareholder return objectives. As a result, interest expense and debt servicing costs are declining. These factors will allow the Company to continue to opportunistically reduce its debt levels and return capital to stockholders in the form of stock repurchases and/or dividends. During the three months ended June 30, 2023, the Company generated cash flows from operating activities of approximately $228 million and utilized a portion of operating cash flows to retire outstanding indebtedness. More specifically, the Company made debt repayments of $25 million, $24 million, and $6 million on its Second Lien Notes (as defined below), Term Loan B Facility, and equipment-financed and other debt, respectively. Our total liquidity as of June 30, 2023 was comprised of the following:

(in millions)	June 30, 2023
Cash and Cash Equivalents	$189
Short-Term Investments	101
290
Revolving Credit Facility - Current Availability	355
Less: Letters of Credit Outstanding	(130)
Total Liquidity	$515
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

CONSOL Energy participates in the United Mine Workers of America (the “UMWA”) Combined Benefit Fund and the UMWA 1992 Benefit Plan for which benefits are reflected in the Company's consolidated financial statements when paid. These benefit arrangements may result in additional liabilities that are not recognized on the Consolidated Balance Sheet at June 30, 2023. The various multi-employer benefit plans are discussed in Note 17—Other Employee Benefit Plans in the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. CONSOL Energy's total contributions under the Coal Industry Retiree Health Benefit Act of 1992 were $1 million and $1 million for the three months ended June 30, 2023 and 2022, respectively. CONSOL Energy's total contributions under the Coal Industry Retiree Health Benefit Act of 1992 were $2 million and $2 million for the six months ended June 30, 2023 and 2022, respectively. Based on available information at December 31, 2022, CONSOL Energy's aggregate obligation for the UMWA Combined Benefit Fund and 1992 Benefit Plan is estimated to be approximately $39 million. CONSOL Energy also uses a combination of surety bonds, corporate guarantees and letters of credit to secure its financial obligations for employee-related, environmental, performance and various other items which are not reflected on the Consolidated Balance Sheet at June 30, 2023. Management believes these items will expire without being funded. See Note 13—Commitments and Contingent Liabilities in the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CONSOL Energy.

Cash Flows (in millions)

	Six Months Ended June 30,
	2023	2022	Change
Cash Provided by Operating Activities	$476	$347	$129
Cash Used in Investing Activities	$(174)	$(70)	$(104)
Cash Used in Financing Activities	$(386)	$(162)	$(224)
Cash provided by operating activities increased $129 million in the period-to-period comparison, primarily due to a $237 million increase in adjusted EBITDA, a non-GAAP financial measure, offset by other working capital changes that occurred throughout both periods.
Cash used in investing activities increased $104 million in the period-to-period comparison, primarily due to a net investment of approximately $100 million into U.S Treasury securities during the six months ended June 30, 2023. Overall capital expenditures were consistent in the period-to-period comparison. There was an increase in equipment-related expenditures and expenditures associated with the solid waste disposal project. These increases were partially offset by a decrease in expenditures due to the completion of construction of the Itmann preparation plant, which was commissioned during the third quarter of 2022. Further details regarding the Company's capital expenditures are set forth below.

	Six Months Ended June 30,
	2023	2022	Change
Building and Infrastructure	$29	$50	$(21)
Equipment Purchases and Rebuilds	30	16	14
Solid Waste Disposal Project	11	4	7
IS&T Infrastructure	1	1	—
Other	5	5	—
Total Capital Expenditures	$76	$76	$—
Cash used in financing activities increased $224 million in the period-to-period comparison primarily driven by $141 million in CONSOL Energy share repurchases during the six months ended June 30, 2023, including $8 million for the settlement of shares repurchased on December 29 and 30, 2022. No such repurchases were made during the six months ended June 30, 2022. Additionally, $75 million in dividend payments were made during the six months ended June 30, 2023. No such dividend payments were made during the six months ended June 30, 2022.
Revolving Credit Facility
In November 2017, CONSOL Energy entered into a revolving credit facility with PNC Bank, N.A. (the “Revolving Credit Facility”). The Revolving Credit Facility has been amended several times, the most recent of which occurred in June 2023. This amendment increased the available revolving commitments from $260 million to $355 million and provides for the Company's ability to increase the revolving commitments or issue term loans in an additional amount not to exceed $45 million and up to an aggregate total amount of $400 million.
Borrowings under the Company's Revolving Credit Facility bear interest at a floating rate that is, at the Company's option, either (i) SOFR plus the applicable SOFR adjustment (as defined therein) depending on the applicable interest period plus an applicable margin or (ii) an alternate base rate plus an applicable margin. The applicable margin for the Revolving Credit Facility depends on the total net leverage ratio. The maturity date of the Revolving Credit Facility is July 18, 2026. Obligations under the Revolving Credit Facility are guaranteed by (i) all owners of the PAMC held by the Company, (ii) any other members of the Company’s group that own any portion of the collateral securing the Revolving Credit Facility, and (iii) subject to certain customary exceptions and agreed materiality thresholds, all other existing or future direct or indirect wholly-owned restricted subsidiaries of the Company. The obligations are secured by, subject to certain exceptions (including a limitation of pledges of equity interests in certain subsidiaries and certain thresholds with respect to real property), a first-priority lien on (i) the Company’s interest in the Pennsylvania Mining Complex, (ii) the equity interests in PA Mining Complex LP held by the Company, (iii) the CONSOL Marine Terminal, (iv) the Itmann Mining Complex, and (v) the 1.4 billion tons of Greenfield Reserves and Resources.
The Revolving Credit Facility contains a number of customary affirmative covenants and a number of negative covenants, including (subject to certain exceptions) limitations on (among other things): indebtedness, liens, investments, acquisitions, dispositions, restricted payments, and prepayments of junior indebtedness.
The Revolving Credit Facility also includes financial covenants, including (i) a maximum first lien gross leverage ratio, (ii) a maximum total net leverage ratio, and (iii) a minimum fixed charge coverage ratio. The maximum first lien gross leverage ratio is calculated as the ratio of Consolidated First Lien Debt to Consolidated EBITDA. Consolidated EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, nonrecurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations and gains and losses on debt extinguishment. The maximum total net leverage ratio is calculated as the ratio of Consolidated Indebtedness, minus Cash on Hand, to Consolidated EBITDA. The minimum fixed charge coverage ratio is calculated as the ratio of Consolidated EBITDA to Consolidated Fixed Charges. Consolidated Fixed Charges, as used in the covenant calculation, include cash interest payments, cash payments for income taxes, scheduled debt repayments, Maintenance Capital Expenditures and cash payments related to legacy employee liabilities to the extent in excess of amounts accrued in the calculation of Consolidated EBITDA. Under the Revolving Credit Facility, the maximum first lien gross leverage ratio shall be 1.50 to 1.00, the maximum total net leverage ratio shall be 2.50 to 1.00 and the minimum fixed charge coverage ratio shall be 1.10 to 1.00.
The Company's first lien gross leverage ratio was 0.02 to 1.00 at June 30, 2023. The Company's total net leverage ratio was (0.06) to 1.00 at June 30, 2023. The Company's fixed charge coverage ratio was 3.54 to 1.00 at June 30, 2023. Accordingly, the Company was in compliance with all of its financial covenants under the Revolving Credit Facility as of June 30, 2023.

The Revolving Credit Facility contains customary events of default, including with respect to a failure to make payments when due, cross-default and cross-judgment default and certain bankruptcy and insolvency events.
At June 30, 2023, there were no borrowings outstanding under the Revolving Credit Facility and the facility is currently only used for providing letters of credit, with $130 million of letters of credit outstanding, leaving $225 million of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.
Securitization Facility
At June 30, 2023, CONSOL Energy and certain of its U.S. subsidiaries are parties to a trade accounts receivable securitization facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable. In July 2022, the securitization facility was amended to, among other things, extend the maturity date to July 29, 2025.
Pursuant to the securitization facility, CONSOL Thermal Holdings LLC, an indirect, wholly-owned subsidiary of the Company, sells trade receivables to CONSOL Pennsylvania Coal Company LLC, a wholly-owned subsidiary of the Company. CONSOL Marine Terminals LLC, a wholly-owned subsidiary of the Company, and CONSOL Pennsylvania Coal Company LLC sell and/or contribute trade receivables (including receivables sold to CONSOL Pennsylvania Coal Company LLC by CONSOL Thermal Holdings LLC) to CONSOL Funding LLC, a wholly-owned subsidiary of the Company (the “SPV”). The SPV, in turn, pledges its interests in the receivables to PNC Bank, N.A., which either makes loans or issues letters of credit on behalf of the SPV. The maximum amount of advances and letters of credit outstanding under the Securitization may not exceed $100 million.
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
The agreements comprising the Securitization contain various customary representations and warranties, covenants and default provisions which provide for the termination and acceleration of the commitments and loans under the Securitization in certain circumstances including, but not limited to, failure to make payments when due, breach of representation, warranty or covenant, certain insolvency events or failure to maintain the security interest in the trade receivables, and defaults under other material indebtedness. CONSOL Energy guarantees the performance of the obligations of CONSOL Thermal Holdings LLC and CONSOL Pennsylvania Coal Company LLC under the securitization, and will guarantee the obligations of any additional originators or successor servicer that may become party to the securitization. However, neither CONSOL Energy nor its affiliates will guarantee collectability of receivables or the creditworthiness of obligors thereunder.
At June 30, 2023, eligible accounts receivable yielded $51 million of borrowing capacity. At June 30, 2023, the facility had no outstanding borrowings and approximately $51 million of letters of credit outstanding, leaving $354 thousand of unused capacity. Costs associated with the receivables facility were less than $1 million for the six months ended June 30, 2023. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.
11.00% Senior Secured Second Lien Notes due 2025
On November 13, 2017, the Company issued $300 million in aggregate principal amount of 11.00% Senior Secured Second Lien Notes due 2025 (the “Second Lien Notes”) pursuant to an indenture (the “Indenture”) dated as of November 13, 2017, by and between the Company and UMB Bank, N.A., a national banking association, as trustee and collateral trustee (the “Trustee”). On November 28, 2017, certain subsidiaries of the Company executed a supplement to the Indenture and became party to the Indenture as a guarantor (the “Guarantors”). The Second Lien Notes are secured by second priority liens on substantially all of the assets of the Company and the Guarantors that are pledged on a first-priority basis as collateral securing the Company’s obligations under the Revolving Credit Facility (described above), subject to certain exceptions under the Indenture.
Since November 15, 2021, the Company has been permitted to redeem all or part of the Second Lien Notes. The redemption price beginning on November 15, 2021 of 105.50% decreased to 102.75% on November 15, 2022 and will decrease to 100.00% on November 15, 2023. Any redemption includes accrued and unpaid interest, if any, to, but not including, the redemption date (subject to the rights of holders of the Second Lien Notes on the relevant record date to receive interest due on the relevant interest payment date).
During the three months ended June 30, 2023, the Company partially redeemed its Second Lien Notes at a redemption price of 102.75% of the stated principal outstanding in the amount of $25 million and announced an additional $24 million redemption at 102.75% that settled on July 26, 2023, which represented the final redemption of the full remaining outstanding balance. Prior to November 15, 2021, the Company was permitted to redeem all or a part of the Second Lien Notes at a redemption price equal to 100% of the principal amount thereof plus the Applicable Premium, as defined in the Indenture, plus accrued and unpaid interest, if any, to, but not including, the redemption date (subject to the rights of holders of the Second Lien Notes on the relevant record date to receive interest due on the relevant interest payment date).
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

Material Cash Requirements
CONSOL Energy expects to make payments of $39 million on its long-term debt obligations, including interest and discretionary accelerated debt repayments, in the next 12 months. Refer to Note 13 – Long-Term Debt of our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information concerning material cash requirements in future years.
CONSOL Energy expects to make payments of $24 million on its operating and finance lease obligations, including interest, in the next 12 months. Refer to Note 14 – Leases of our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information concerning material cash requirements in future years.
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
Debt
At June 30, 2023, CONSOL Energy had total long-term debt and finance lease obligations of $236 million outstanding, including the current portion of long-term debt of $19 million. This long-term debt consisted of:
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
•An aggregate principal amount of $24 million of Second Lien Notes. Interest on the notes is payable May 15 and November 15 of each year.
•An aggregate principal amount of $24 million of finance leases with a weighted average interest rate of 6.62%
•Advanced royalty commitments of $8 million with a weighted average interest rate of 8.09% per annum.
•An aggregate principal amount of $2 million of other debt arrangements.
At June 30, 2023, CONSOL Energy had no borrowings outstanding and approximately $130 million of letters of credit outstanding under the $355 million senior secured Revolving Credit Facility. At June 30, 2023, CONSOL Energy had no borrowings outstanding and approximately $51 million of letters of credit outstanding under the $100 million Securitization Facility.

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
During the six months ended June 30, 2023, the Company did not make any open market repurchases of its Second Lien Notes in accordance with this program. During the six months ended June 30, 2023, the Company repurchased and retired 2,432,543 shares of the Company's common stock at an average price of $58.69 per share.
Total Equity and Dividends
Total equity attributable to CONSOL Energy was $1,335 million at June 30, 2023 and $1,166 million at December 31, 2022. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.
The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy's Board of Directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CONSOL Energy's financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. The Company's Revolving Credit Facility, PEDFA Bonds and the Indenture to the Second Lien Notes limit CONSOL Energy's ability to pay dividends based on certain covenants. At June 30, 2023, the available capacity from which the Company can pay dividends was approximately $366 million. The capacity available to pay future dividends will increase as the Company generates earnings and free cash flow, as defined within the Revolving Credit Facility, PEDFA Bonds and the Indenture to the Second Lien Notes.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy's principal executive officer and principal financial officer, evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CONSOL Energy's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2023 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy's management, including CONSOL Energy's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth repurchases of the Company's common stock during the three months ended June 30, 2023:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (000s omitted) (2)
April 1, 2023 - April 30, 2023	—	$—	—	$705,436	(3)
May 1, 2023 - May 31, 2023	605,054	$58.46	605,054	$670,064	(3)
June 1, 2023 - June 30, 2023	620,080	$64.92	620,080	$629,808	(3)
(1) In December 2017, CONSOL Energy's Board of Directors approved a program to repurchase, from time to time, the Company's outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025. Since the inception of the program, CONSOL Energy Inc.'s Board of Directors has amended the program on several separate occasions. As a result of such amendments, the Company may now repurchase up to $1 billion of its stock and debt until December 31, 2024. As of August 8, 2023, approximately $581 million remained available under the stock and debt repurchase program. The repurchases will be effected from time to time on the open market or in privately negotiated transactions or under a Rule 10b5-1 plan. The program does not obligate CONSOL Energy to acquire any particular amount of its common stock or notes, and the program can be modified or suspended at any time at the Company's discretion.
(2) Management cannot estimate the number of shares that will be repurchased because purchases are made based upon the Company's stock price, the Company's financial outlook and alternative investment options.
(3) In the three months ended June 30, 2023, CONSOL Energy executed approximately $75.6 million of repurchases of its common stock.

Dividends

In the third quarter of the fiscal year ended December 31, 2022, the Company initiated an enhanced shareholder capital return program. The Company currently intends, subject to the discretion of the Company's Board of Directors, to return a planned aggregate of approximately 75% of the Company's quarterly free cash flow in the form of dividends and/or repurchases of shares of common stock. However, the declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy's Board of Directors, and no assurance can be given that CONSOL Energy will continue to pay dividends in the future. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CONSOL Energy's financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. The Company's Revolving Credit Facility, PEDFA Bonds and the Indenture to the Second Lien Notes limit CONSOL Energy's ability to pay dividends and repurchase stock based on certain covenants.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibits	Description	Method of Filing

10.1	Amendment No. 5, dated as of June 12, 2023, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent and collateral agent for the Lenders and the Other Secured Parties referred to therein	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on June 13, 2023

10.2	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Non-Employee Directors*	Filed herewith

10.3	Form Notice of Performance-based Restricted Stock Unit Award and Terms and Conditions*	Filed herewith

10.4	Form Notice of Service-based Restricted Stock Unit Award and Terms and Conditions*	Filed herewith

10.5	2023 Executive Short-Term Incentive Program Terms and Conditions*	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

95	Mine Safety and Health Administration Safety Data	Filed herewith

101	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2023, furnished in Inline XBRL)	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL)	Contained in Exhibit 101
*Indicates management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOL ENERGY INC.

August 8, 2023	By:	/s/ JAMES A. BROCK
James A. Brock
Director, Chief Executive Officer (Principal Executive Officer)

August 8, 2023	By:	/s/ MITESHKUMAR B. THAKKAR
Miteshkumar B. Thakkar
Chief Financial Officer and President (Principal Financial Officer)

August 8, 2023	By:	/s/ JOHN M. ROTHKA
John M. Rothka
Chief Accounting Officer (Principal Accounting Officer)