Form 10-Q
period 2023-09-30
CONSOL Energy Inc.
filed 2023-10-31
CIK 1710366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2023
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
CONSOL Energy Inc. had 31,009,862 shares of common stock, $0.01 par value, outstanding at October 25, 2023.

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

PART I : FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue and Other Income:	2023	2022	2023	2022
Coal Revenue	$449,618	$472,558	$1,574,096	$1,481,668
Terminal Revenue	22,676	14,840	80,755	58,016
Freight Revenue	68,372	42,619	217,435	131,419
Loss on Commodity Derivatives, net	—	(65)	—	(256,571)
Miscellaneous Other Income	27,852	5,138	40,070	17,160
Gain on Sale of Assets	1,346	26,548	7,082	33,094
Total Revenue and Other Income	569,864	561,638	1,919,438	1,464,786
Costs and Expenses:
Operating and Other Costs	276,323	229,669	813,546	692,968
Depreciation, Depletion and Amortization	58,792	54,773	182,871	168,607
Freight Expense	68,372	42,619	217,435	131,419
General and Administrative Costs	37,313	30,406	79,758	94,919
Loss on Debt Extinguishment	662	674	2,725	4,361
Interest Expense	6,645	11,962	24,079	39,435
Total Costs and Expenses	448,107	370,103	1,320,414	1,131,709
Earnings Before Income Tax	121,757	191,535	599,024	333,077
Income Tax Expense	21,032	39,414	100,199	59,115
Net Income	$100,725	$152,121	$498,825	$273,962

Earnings per Share:
Total Basic Earnings per Share	$3.15	$4.36	$14.97	$7.87
Total Dilutive Earnings per Share	$3.11	$4.25	$14.75	$7.68

Dividends Declared per Common Share	$—	$1.00	$2.20	$1.00
`
The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Income	$100,725	$152,121	$498,825	$273,962

Other Comprehensive (Loss) Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: $274, ($508), $822, ($1,524))	(901)	1,525	(2,702)	4,574
Unrealized Loss on Investments in Available-for-Sale Securities (Net of tax: $2, $—, $15, $—)	(6)	—	(49)	—
Unrealized (Loss) Gain on Cash Flow Hedges (Net of tax: $—, $89, $—, ($116))	—	(214)	—	401
Other Comprehensive (Loss) Income	(907)	1,311	(2,751)	4,975

Comprehensive Income	$99,818	$153,432	$496,074	$278,937
The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)
	September 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and Cash Equivalents	$167,586	$273,070
Short-Term Investments	81,009	—
Accounts and Notes Receivable
Trade Receivables, net	147,664	158,127
Other Receivables, net	11,317	38,517
Inventories	98,386	66,290
Other Current Assets	73,432	62,479
Total Current Assets	579,394	598,483
Property, Plant and Equipment:
Property, Plant and Equipment	5,520,656	5,408,577
Less - Accumulated Depreciation, Depletion and Amortization	3,603,830	3,448,495
Total Property, Plant and Equipment—Net	1,916,826	1,960,082
Other Assets:
Right of Use Asset - Operating Leases	15,660	19,799
Salary Retirement	47,921	38,548
Other Noncurrent Assets, net	99,714	87,465
Total Other Assets	163,295	145,812
TOTAL ASSETS	$2,659,515	$2,704,377
The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)
	September 30, 2023	December 31, 2022
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$132,377	$130,232
Current Portion of Long-Term Debt	15,623	28,846
Operating Lease Liability, Current Portion	4,854	4,922
Commodity Derivatives	—	15,142
Other Accrued Liabilities	301,297	269,656
Total Current Liabilities	454,151	448,798
Long-Term Debt:
Long-Term Debt	183,421	342,110
Finance Lease Obligations	5,405	13,225
Total Long-Term Debt	188,826	355,335
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	226,645	232,593
Pneumoconiosis Benefits	145,146	148,390
Asset Retirement Obligations	221,011	221,858
Workers’ Compensation	42,220	40,951
Salary Retirement	20,536	20,585
Operating Lease Liability	11,232	15,073
Deferred Income Taxes	21,077	21,914
Other Noncurrent Liabilities	19,881	33,054
Total Deferred Credits and Other Liabilities	707,748	734,418
TOTAL LIABILITIES	1,350,725	1,538,551

Stockholders' Equity:
Common Stock, $0.01 Par Value; 62,500,000 Shares Authorized, 31,152,797 Shares Issued and Outstanding at September 30, 2023; 34,746,904 Shares Issued and Outstanding at December 31, 2022	312	347
Capital in Excess of Par Value	569,071	646,237
Retained Earnings	891,798	668,882
Accumulated Other Comprehensive Loss	(152,391)	(149,640)
TOTAL EQUITY	1,308,790	1,165,826
TOTAL LIABILITIES AND EQUITY	$2,659,515	$2,704,377
The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
December 31, 2022	$347	$646,237	$668,882	$(149,640)	$1,165,826
(Unaudited)
Net Income	—	—	230,377	—	230,377
Actuarially Determined Long-Term Liability Adjustments (Net of $274 Tax)	—	—	—	(901)	(901)
Investments in Available-for-Sale Securities (Net of $64 Tax)	—	—	—	212	212
Comprehensive Income (Loss)	—	—	230,377	(689)	229,688
Issuance of Common Stock	3	(3)	—	—	—
Repurchases of Common Stock (1,207,409 Shares)	(11)	(22,446)	(44,676)	—	(67,133)
Excise Tax on Repurchases of Common Stock	—	—	(478)	—	(478)
Amortization of Stock-Based Compensation Awards	—	4,792	—	—	4,792
Shares Withheld for Taxes	—	(12,708)	—	—	(12,708)
Dividends on Common Shares ($1.10/share)	—	—	(38,287)	—	(38,287)
Dividend Equivalents Earned on Stock-Based Compensation Awards	—	—	(803)	—	(803)
March 31, 2023	$339	$615,872	$815,015	$(150,329)	$1,280,897
(Unaudited)
Net Income	—	—	167,723	—	167,723
Actuarially Determined Long-Term Liability Adjustments (Net of $274 Tax)	—	—	—	(900)	(900)
Investments in Available-for-Sale Securities (Net of $77 Tax)	—	—	—	(255)	(255)
Comprehensive Income (Loss)	—	—	167,723	(1,155)	166,568
Repurchases of Common Stock (1,225,134 Shares)	(12)	(22,261)	(53,354)	—	(75,627)
Excise Tax on Repurchases of Common Stock	—	—	(728)	—	(728)
Amortization of Stock-Based Compensation Awards	—	1,993	—	—	1,993
Shares Withheld for Taxes	—	(38)	—	—	(38)
Dividends on Common Shares ($1.10/share)	—	—	(37,187)	—	(37,187)
Dividend Equivalents Earned on Stock-Based Compensation Awards	—	—	(683)	—	(683)
June 30, 2023	$327	$595,566	$890,786	$(151,484)	$1,335,195
(Unaudited)
Net Income	—	—	100,725	—	100,725
Actuarially Determined Long-Term Liability Adjustments (Net of $274 Tax)	—	—	—	(901)	(901)
Investments in Available-for-Sale Securities (Net of $2 Tax)	—	—	—	(6)	(6)
Comprehensive Income (Loss)	—	—	100,725	(907)	99,818
Repurchases of Common Stock (1,547,846 Shares)	(15)	(28,171)	(98,448)	—	(126,634)
Excise Tax on Repurchases of Common Stock	—	—	(1,265)	—	(1,265)
Amortization of Stock-Based Compensation Awards	—	1,676	—	—	1,676
September 30, 2023	$312	$569,071	$891,798	$(152,391)	$1,308,790

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
December 31, 2021	$345	$646,945	$280,960	$(255,437)	$672,813
(Unaudited)
Net Loss	—	—	(4,450)	—	(4,450)
Actuarially Determined Long-Term Liability Adjustments (Net of $508 Tax)	—	—	—	1,525	1,525
Interest Rate Hedge (Net of $130 Tax)	—	—	—	391	391
Comprehensive (Loss) Income	—	—	(4,450)	1,916	(2,534)
Issuance of Common Stock	3	(3)	—	—	—
Amortization of Stock-Based Compensation Awards	—	4,201	—	—	4,201
Shares Withheld for Taxes	—	(6,072)	—	—	(6,072)
March 31, 2022	$348	$645,071	$276,510	$(253,521)	$668,408
(Unaudited)
Net Income	—	—	126,291	—	126,291
Actuarially Determined Long-Term Liability Adjustments (Net of $508 Tax)	—	—	—	1,524	1,524
Interest Rate Hedge (Net of $75 Tax)	—	—	—	224	224
Comprehensive Income	—	—	126,291	1,748	128,039
Issuance of Common Stock	1	(1)	—	—	—
Amortization of Stock-Based Compensation Awards	—	1,269	—	—	1,269
Shares Withheld for Taxes	—	(122)	—	—	(122)
June 30, 2022	$349	$646,217	$402,801	$(251,773)	$797,594
(Unaudited)
Net Income	—	—	152,121	—	152,121
Actuarially Determined Long-Term Liability Adjustments (Net of $508 Tax)	—	—	—	1,525	1,525
Interest Rate Hedge (Net of $89 Tax)	—	—	—	(214)	(214)
Comprehensive Income	—	—	152,121	1,311	153,432
Amortization of Stock-Based Compensation Awards	—	1,224	—	—	1,224
Shares Withheld for Taxes	—	7	—	—	7
Dividends on Common Shares ($1.00/share)	—	—	(34,871)	—	(34,871)
Dividend Equivalents Earned on Stock-Based Compensation Awards	—	—	(941)	—	(941)
September 30, 2022	$349	$647,448	$519,110	$(250,462)	$916,445
The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net Income	$498,825	$273,962
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	182,871	168,607
Gain on Sale of Assets	(7,082)	(33,094)
Stock-Based Compensation	8,461	6,694
Amortization of Debt Issuance Costs	4,534	6,682
Loss on Debt Extinguishment	2,725	4,361
Deferred Income Taxes	(837)	13,095
Other Adjustments to Net Income	(2,571)	3,880
Changes in Operating Assets:
Accounts and Notes Receivable	37,670	(3,304)
Inventories	(32,096)	(11,685)
Other Current Assets	(4,522)	6,069
Changes in Other Assets	(26,913)	(24,866)
Changes in Operating Liabilities:
Accounts Payable	7,759	41,222
Commodity Derivatives, net Liability	(15,142)	39,282
Other Operating Liabilities	28,751	16,951
Changes in Other Liabilities	(43,615)	(8,170)
Net Cash Provided by Operating Activities	638,818	499,686
Cash Flows from Investing Activities:
Capital Expenditures	(117,749)	(134,456)
Proceeds from Sales of Assets	6,240	19,774
Investments in Mining-Related Activities	(5,366)	—
Proceeds from Sales of Short-Term Investments	83,924	—
Purchases of Short-Term Investments	(162,422)	—
Other Investing Activity	(350)	(1,633)
Net Cash Used in Investing Activities	(195,723)	(116,315)
Cash Flows from Financing Activities:
Payments on Finance Lease Obligations	(19,490)	(18,192)
Payments on Term Loan A	—	(41,250)
Payments on Term Loan B	(63,590)	(125,687)
Payments on Second Lien Notes	(101,832)	(26,387)
Payments on Other Debt	(729)	(589)
Shares Withheld for Taxes	(12,746)	(6,187)
Repurchases of Common Stock	(277,382)	—
Debt-Related Financing Fees	(2,810)	(7,766)
Dividends	(75,474)	(34,871)
Net Cash Used in Financing Activities	(554,053)	(260,929)
Net (Decrease) Increase in Cash and Cash Equivalents and Restricted Cash	(110,958)	122,442
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	326,952	198,206
Cash and Cash Equivalents and Restricted Cash at End of Period	$215,994	$320,648

Non-Cash Investing and Financing Activities:
Finance Lease	$588	$6,256
The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in thousands, except per share data)
NOTE 1—BASIS OF PRESENTATION:
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for future periods.
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
Recent Accounting Pronouncements
In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-05 - Business Combinations—Joint Venture Formations (Subtopic 805-60). The amendments in this update address the accounting for contributions made to a joint venture, upon formation, in a joint venture's separate financial statements. The objectives of the amendments are to (1) provide decision-useful information to investors and other allocators of capital in a joint venture's financial statements and (2) reduce diversity in practice. The amendments in this update do not amend the definition of a joint venture, the accounting by an equity method investor for its investment in a joint venture, or the accounting by a joint venture for contributions received after its formation. The amendments in this update are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. Existing joint ventures may elect to apply the guidance retrospectively. Management is currently evaluating the impact of this guidance, but does not expect this update to have a material impact on the Company's financial statements.
In March 2023, the FASB issued ASU 2023-02 - Investments—Equity Method and Joint Ventures (Topic 323). The amendments in this update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. The amendments in this update apply to all reporting entities that hold (1) tax equity investments that meet the conditions for and elect to account for them using the proportional amortization method or (2) an investment in a low-income-housing tax credit (LIHTC) structure through a limited liability entity that is not accounted for using the proportional amortization method and to which certain LIHTC-specific guidance removed from Subtopic 323-740, Investments—Equity Method and Joint Ventures—Income Taxes, has been applied. The amendments in this update are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Management is currently evaluating the impact of this guidance, but does not expect this update to have a material impact on the Company's financial statements.

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
The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Anti-Dilutive Restricted Stock Units	—	80	1,031	403
Anti-Dilutive Performance Share Units	—	—	—	—
	—	80	1,031	403
The computations for basic and dilutive earnings per share are as follows:

Dollars in thousands, except per share data	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net Income	$100,725	$152,121	$498,825	$273,962

Denominator:
Weighted-average shares of common stock outstanding	31,928,295	34,870,154	33,330,892	34,793,069
Effect of dilutive shares	464,394	906,437	479,628	900,513
Weighted-average diluted shares of common stock outstanding	32,392,689	35,776,591	33,810,520	35,693,582

Earnings per Share:
Basic	$3.15	$4.36	$14.97	$7.87
Dilutive	$3.11	$4.25	$14.75	$7.68

As of September 30, 2023, CONSOL Energy has 500,000 shares of preferred stock authorized, none of which are issued or outstanding.
Reclassifications
Certain amounts in prior periods have been reclassified to conform with the report classifications of the current period. These reclassifications had no effect on previously reported total assets, stockholders' equity, net income or cash flows from operating activities.

NOTE 2—REVENUE FROM CONTRACTS WITH CUSTOMERS:
The following tables disaggregate CONSOL Energy's revenue from contracts with customers by product type and market:

	Three Months Ended September 30, 2023
	Domestic	Export	Total
Power Generation	$169,143	$37,134	$206,277
Industrial	11,076	169,709	180,785
Metallurgical	—	62,556	62,556
Total Coal Revenue	180,219	269,399	449,618
Terminal Revenue			22,676
Freight Revenue			68,372
Total Revenue from Contracts with Customers			$540,666

	Three Months Ended September 30, 2022
	Domestic	Export	Total
Power Generation	$231,274	$118,765	$350,039
Industrial	3,877	51,956	55,833
Metallurgical	3,536	63,150	66,686
Total Coal Revenue	238,687	233,871	472,558
Terminal Revenue			14,840
Freight Revenue			42,619
Total Revenue from Contracts with Customers			$530,017

	Nine Months Ended September 30, 2023
	Domestic	Export	Total
Power Generation	$476,598	$270,736	$747,334
Industrial	29,814	560,382	590,196
Metallurgical	10,627	225,939	236,566
Total Coal Revenue	517,039	1,057,057	1,574,096
Terminal Revenue			80,755
Freight Revenue			217,435
Total Revenue from Contracts with Customers			$1,872,286

	Nine Months Ended September 30, 2022
	Domestic	Export	Total
Power Generation	$658,630	$261,837	$920,467
Industrial	14,671	312,617	327,288
Metallurgical	3,536	230,377	233,913
Total Coal Revenue	676,837	804,831	1,481,668
Terminal Revenue			58,016
Freight Revenue			131,419
Total Revenue from Contracts with Customers			$1,671,103

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
CONSOL Energy's coal revenue is recognized when the performance obligation has been satisfied, and the corresponding transaction price has been determined. Generally, title passes when coal is loaded at the coal preparation facilities, at terminal locations or other customer destinations. The Company's coal contract revenue per ton is fixed or determinable based upon either fixed forward pricing or pricing derived from established indices and adjusted for nominal quality characteristics. Some coal contracts also contain positive electric power price-related adjustments, which represent market-driven price adjustments, wherein no additional value is exchanged, in addition to a fixed base price per ton. The Company’s coal contracts generally do not allow for retroactive adjustments to pricing after title to the coal has passed and typically do not have significant financing components.
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
While CONSOL Energy does, from time to time, experience costs of obtaining coal customer contracts with amortization periods greater than one year, those costs are generally immaterial. At September 30, 2023 and December 31, 2022, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. As of and for the three and nine months ended September 30, 2023 and 2022, the Company has not recognized any amortization of previously existing capitalized costs of obtaining customer contracts. Further, the Company has not recognized any coal revenue in the current period that is not a result of current period performance.
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
The CONSOL Marine Terminal does not normally experience material costs of obtaining customer contracts with amortization periods greater than one year. At September 30, 2023 and December 31, 2022, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. As of and for the three and nine months ended September 30, 2023 and 2022, the Company has not recognized any amortization of previously existing capitalized costs of obtaining Terminal customer contracts. Further, the Company has not recognized any revenue in the current period that is not a result of current period performance.
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
NOTE 3—COMPONENTS OF PENSION AND OTHER POST-EMPLOYMENT BENEFIT (OPEB) PLANS NET PERIODIC BENEFIT COSTS:
The components of Net Periodic Benefit (Credit) Cost are as follows:

	Pension Benefits				Other Post-Employment Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Service Cost	$304	$301	$913	$905	$—	$—	$—	$—
Interest Cost	6,756	4,135	20,270	12,404	3,261	1,975	9,783	5,924
Expected Return on Plan Assets	(9,867)	(9,319)	(29,602)	(27,957)	—	—	—	—
Amortization of Prior Service Credits	—	—	—	—	(601)	(601)	(1,804)	(1,804)
Amortization of Actuarial Loss	185	759	555	2,278	—	878	—	2,636
Net Periodic Benefit (Credit) Cost	$(2,622)	$(4,124)	$(7,864)	$(12,370)	$2,660	$2,252	$7,979	$6,756
(Credits) expenses related to pension and other post-employment benefits are reflected in Operating and Other Costs in the Consolidated Statements of Income. Amounts reclassified out of accumulated other comprehensive income are reflected in Operating and Other Costs in the Consolidated Statements of Income.

NOTE 4—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:
The components of Net Periodic Benefit Cost are as follows:

	CWP				Workers' Compensation
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Service Cost	$578	$727	$1,734	$2,179	$1,400	$1,230	$4,198	$3,690
Interest Cost	2,071	1,265	6,214	3,795	628	343	1,885	1,027
Amortization of Actuarial (Gain) Loss	(261)	1,059	(784)	3,178	(512)	(106)	(1,537)	(316)
State Administrative Fees and Insurance Bond Premiums	—	—	—	—	471	449	1,482	1,334
Net Periodic Benefit Cost	$2,388	$3,051	$7,164	$9,152	$1,987	$1,916	$6,028	$5,735
Expenses related to CWP and workers’ compensation are reflected in Operating and Other Costs in the Consolidated Statements of Income. Amounts reclassified out of accumulated other comprehensive income are reflected in Operating and Other Costs in the Consolidated Statements of Income.
NOTE 5—INCOME TAXES:
The Company recorded its provision for income taxes for the three and nine months ended September 30, 2023 of $21,032, or 17.3%, and $100,199, or 16.7%, respectively, of earnings before income taxes, based on its annual estimated income tax rate adjusted for discrete items. The effective tax rate for the three and nine months ended September 30, 2023 differs from the U.S. federal statutory rate of 21%, primarily due to the tax benefit for excess percentage depletion and foreign derived intangible income. These tax provision amounts also include discrete tax adjustments primarily related to equity compensation.
The provision for income taxes for the three and nine months ended September 30, 2022 of $39,414, or 20.6%, and $59,115, or 17.8%, respectively, of earnings before income taxes was based on the Company's annual estimated income tax rate adjusted for discrete items. The effective tax rate for the three and nine months ended September 30, 2022 differed from the U.S. federal statutory rate of 21%, primarily due to the tax benefit for excess percentage depletion and foreign derived intangible income, partially offset by tax expense related to compensation. The tax provision amounts also included discrete tax adjustments primarily related to equity compensation and acquiring the remaining interest in a former equity investment.
On August 16, 2022, the President of the United States signed into law the Inflation Reduction Act of 2022. Management does not expect this legislation to have a material impact on the Company's financial statements.
The Company is subject to taxation in the United States and certain of its various states, as well as Canada and certain of its various provinces. The Company is subject to examination for the tax periods 2018 through 2022 for federal and state returns.

NOTE 6—CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

	September 30,
	2023	2022
Cash and Cash Equivalents	$167,586	$268,853
Restricted Cash - Current(1)	46,313	45,941
Restricted Cash - Non-current(1)	2,095	5,854
Cash and Cash Equivalents and Restricted Cash	$215,994	$320,648
(1) Restricted Cash - Current is included in Other Current Assets in the accompanying Consolidated Balance Sheets. Restricted Cash - Non-current is included in Other Noncurrent Assets, net in the accompanying Consolidated Balance Sheets.
During the nine months ended September 30, 2023, the Company invested in marketable debt securities, primarily comprised of highly liquid U.S. Treasury securities. The investments are held in the custody of financial institutions. These securities are classified as available-for-sale securities and have maturity dates ranging from October 2023 through July 2024, and thus are classified as current assets.
The Company's investments in available-for-sale securities are as follows:

	September 30, 2023
			Gross Unrealized
	Amortized Cost	Allowance for Credit Losses	Gains	Losses	Fair Value
U.S. Treasury Securities	$81,073	$—	$—	$(64)	$81,009
Available-for-sale investments are reported at fair value and any unrealized gains or losses are recognized in other comprehensive income, net of tax. The unrealized losses in the Company's portfolio at September 30, 2023 are the result of normal market fluctuations. Interest and dividends are included in net income when earned.
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

	Trade Receivables	Other Non-Trade Contractual Arrangements

Beginning Balance, December 31, 2022	$1,731	$7,051
Provision for expected credit losses	(1,276)	(124)
Write-off of uncollectible accounts	—	(45)
Ending Balance, September 30, 2023	$455	$6,882
NOTE 8—INVENTORIES:
Inventory components consist of the following:

	September 30, 2023	December 31, 2022
Coal	$29,127	$11,315
Supplies	69,259	54,975
Total Inventories	$98,386	$66,290
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
NOTE 9—ACCOUNTS RECEIVABLE SECURITIZATION:
At September 30, 2023, CONSOL Energy and certain of its U.S. subsidiaries are parties to a trade accounts receivable securitization facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable. In March 2020, the securitization facility was amended to, among other things, extend the maturity date from August 30, 2021 to March 27, 2023. In July 2022, the securitization facility was again amended to, among other things, extend the maturity date to July 29, 2025.
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

At September 30, 2023, the Company's eligible accounts receivable yielded $42,049 of borrowing capacity. At September 30, 2023, the facility had no outstanding borrowings and $42,007 of letters of credit outstanding, leaving available borrowing capacity of $42. At December 31, 2022, the Company's eligible accounts receivable yielded $85,179 of borrowing capacity. At December 31, 2022, the facility had no outstanding borrowings and $83,465 of letters of credit outstanding, leaving available borrowing capacity of $1,714. Costs associated with the receivables facility totaled $323 and $1,060 for the three and nine months ended September 30, 2023, respectively, and $198 and $813 for the three and nine months ended September 30, 2022, respectively. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.
NOTE 10—PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment consists of the following:

	September 30, 2023	December 31, 2022
Plant and Equipment	$3,429,950	$3,330,755
Coal Properties and Surface Lands	904,992	898,628
Airshafts	487,506	481,090
Mine Development	366,260	366,241
Advance Mining Royalties	331,948	331,863
Total Property, Plant and Equipment	5,520,656	5,408,577
Less: Accumulated Depreciation, Depletion and Amortization	3,603,830	3,448,495
Total Property, Plant and Equipment - Net	$1,916,826	$1,960,082
Coal reserves are either owned in fee or controlled by lease. The duration of the leases vary; however, the lease terms are generally extended automatically to the exhaustion of economically recoverable reserves, as long as active mining continues. Coal interests held by lease provide the same rights as fee ownership for mineral extraction and are legally considered real property interests.
As of September 30, 2023 and December 31, 2022, property, plant and equipment includes gross assets under finance leases of $74,507 and $90,516, respectively. Accumulated amortization for finance leases was $57,225 and $54,028 at September 30, 2023 and December 31, 2022, respectively. Amortization expense for assets under finance leases approximated $6,524 and $5,960 for the three months ended September 30, 2023 and 2022, respectively, and $20,369 and $18,058 for the nine months ended September 30, 2023 and 2022, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying Consolidated Statements of Income.
NOTE 11—OTHER ACCRUED LIABILITIES:

	September 30, 2023	December 31, 2022
Subsidence Liability	$104,265	$96,623
Accrued Compensation and Benefits	72,754	67,893
Accrued Income Taxes	17,229	1,513
Accrued Other Taxes	7,865	10,551
Accrued Interest	3,212	7,942
Other	19,115	9,880
Current Portion of Long-Term Liabilities:
Asset Retirement Obligations	32,974	29,644
Postretirement Benefits Other than Pensions	21,697	22,436
Pneumoconiosis Benefits	12,571	12,723
Workers' Compensation	9,615	10,451
Total Other Accrued Liabilities	$301,297	$269,656

NOTE 12—LONG-TERM DEBT:

	September 30, 2023	December 31, 2022
Debt:
MEDCO Revenue Bonds in Series due September 2025 at 5.75%	$102,865	$102,865
9.00% PEDFA Solid Waste Disposal Revenue Bonds due April 2028	75,000	75,000
11.00% Senior Secured Second Lien Notes due November 2025	—	99,107
Term Loan B due in September 2024 (Principal of $63,590 less Unamortized Discount of $106, 8.92% Weighted Average Interest Rate at December 31, 2022)	—	63,484
Other Debt Arrangements	1,671	2,400
Advance Royalty Commitments (8.09% Weighted Average Interest Rate)	7,716	7,716
Less: Unamortized Debt Issuance Costs	(1,804)	(3,721)
	185,448	346,851
Less: Amounts Due in One Year*	(2,027)	(4,741)
Long-Term Debt	$183,421	$342,110
* Excludes current portion of Finance Lease Obligations of $13,596 and $24,105 at September 30, 2023 and December 31, 2022, respectively.
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

The Company's first lien gross leverage ratio was 0.02 to 1.00 at September 30, 2023. The Company's total net leverage ratio was (0.05) to 1.00 at September 30, 2023. The Company's fixed charge coverage ratio was 3.53 to 1.00 at September 30, 2023. The Company was in compliance with all of its financial covenants under the Revolving Credit Facility as of September 30, 2023.
At September 30, 2023, the Revolving Credit Facility had no borrowings outstanding and $139,195 of letters of credit outstanding, leaving $215,805 of unused capacity. At December 31, 2022, the Revolving Credit Facility had no borrowings outstanding and $103,029 of letters of credit outstanding, leaving $296,971 of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.
The SPV is a non-guarantor subsidiary of the Revolving Credit Facility, and the SPV holds the assets pledged to the lender in the securitization facility. The SPV had total assets of $148,200 and $158,877, comprised mainly of $147,664 and $158,127 trade receivables, net, at September 30, 2023 and December 31, 2022, respectively. Net income attributable to the SPV was $235 and $6,400 for the three months ended September 30, 2023 and 2022, respectively, and $4,843 and $10,492 for the nine months ended September 30, 2023 and 2022, respectively, which primarily reflected intercompany fees related to purchasing the receivables, which are eliminated in the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2023 and 2022, there were no borrowings or payments under the accounts receivable securitization facility. See Note 9 - Accounts Receivable Securitization for additional information.
Second Lien Notes
In November 2017, CONSOL Energy issued $300,000 in aggregate principal amount of 11.00% Senior Secured Second Lien Notes due 2025 (the “Second Lien Notes”) pursuant to an indenture (the “Indenture”) dated as of November 13, 2017, by and between the Company and UMB Bank, N.A., a national banking association, as trustee and collateral trustee (the “Trustee”). On November 28, 2017, certain subsidiaries of the Company executed a supplement to the Indenture and became party to the Indenture as a guarantor (the “Guarantors”). The Second Lien Notes were secured by second priority liens on substantially all of the assets of the Company and the Guarantors that are pledged on a first-priority basis as collateral securing the Company’s obligations under the Revolving Credit Facility (described above), subject to certain exceptions under the Indenture.
The Indenture contained covenants that limited the ability of the Company and the Guarantors to (i) incur, assume or guarantee additional indebtedness or issue preferred stock; (ii) create liens to secure indebtedness; (iii) declare or pay dividends on the Company’s common stock, redeem stock or make other distributions to the Company’s stockholders; (iv) make investments; (v) pay or make dividends, loans or other asset transfers from the Company’s restricted subsidiaries; (vi) merge or consolidate, or sell, transfer, lease or dispose of substantially all of the Company’s assets; (vii) sell or otherwise dispose of certain assets, including equity interests in subsidiaries; (viii) enter into transactions with affiliates; and (ix) create unrestricted subsidiaries. These covenants were subject to important exceptions and qualifications. If the Second Lien Notes achieved an investment grade rating from both Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. and no default under the Indenture existed, many of the foregoing covenants would have terminated and ceased to apply.
During the nine months ended September 30, 2023, the Company spent $101,832 to fully redeem $99,107 of its outstanding Second Lien Notes. During the nine months ended September 30, 2022, the Company spent $26,387 to repurchase $25,000 of its outstanding Second Lien Notes. As a result of these transactions, $662 and $674 was included in Loss on Debt Extinguishment on the Consolidated Statements of Income for the three months ended September 30, 2023 and 2022, respectively, and $2,725 and $4,361 was included in Loss on Debt Extinguishment on the Consolidated Statements of Income for the nine months ended September 30, 2023 and 2022, respectively.
PEDFA Bonds
In April 2021, CONSOL Energy borrowed the proceeds received from the sale of tax-exempt bonds issued by the Pennsylvania Economic Development Financing Authority (“PEDFA”) in an aggregate principal amount of $75,000 (the “PEDFA Bonds”). The PEDFA Bonds bear interest at a fixed rate of 9.00% for an initial term of seven years. The PEDFA Bonds mature on April 1, 2051 but are subject to mandatory purchase by the Company on April 13, 2028, at the expiration of the initial term rate period. The PEDFA Bonds were issued pursuant to an indenture (the “PEDFA Indenture”) dated as of April 1, 2021, by and between PEDFA and Wilmington Trust, N.A., a national banking association, as trustee (the “PEDFA Notes Trustee”). PEDFA made a loan of the proceeds of the PEDFA Bonds to the Company pursuant to a Loan Agreement (the “Loan Agreement”) dated as of April 1, 2021 between PEDFA and the Company. Under the terms of the

Loan Agreement, the Company agreed to make all payments of principal, interest and other amounts at any time due on the PEDFA Bonds or under the PEDFA Indenture. PEDFA assigned its rights as lender under the Loan Agreement, excluding certain reserved rights, to the PEDFA Notes Trustee. Certain subsidiaries of the Company (the “PEDFA Notes Guarantors”) executed a Guaranty Agreement (the “Guaranty”) dated as of April 1, 2021 in favor of the PEDFA Notes Trustee, guarantying the obligations of the Company under the Loan Agreement to pay the PEDFA Bonds when and as due. The obligations of the Company under the Loan Agreement and of the PEDFA Notes Guarantors under the Guaranty are secured by second priority liens on substantially all of the assets of the Company and the PEDFA Notes Guarantors.
The Company started a capital construction project on the PAMC coarse refuse disposal area in 2017, which is now funded, in part, by the $75,000 of PEDFA Bond proceeds loaned to the Company. The Company expects to expend these funds as qualified work is completed. The Company utilized restricted cash in the amount of $8,442 and $16,313 during the three and nine months ended September 30, 2023, respectively, and $2,376 and $7,100 during the three and nine months ended September 30, 2022, respectively, for qualified expenses. Additionally, the Company had $20,320 and $35,516 in restricted cash at September 30, 2023 and December 31, 2022, respectively, associated with this financing that will be used to fund future spending on the coarse refuse disposal area.
NOTE 13—COMMITMENTS AND CONTINGENT LIABILITIES:
The Company is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes and other claims and actions arising out of the normal course of business. The Company accrues the estimated loss for these lawsuits and claims when the loss is probable and reasonably estimable. The Company’s estimated accruals related to these pending claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of the Company as of September 30, 2023. It is possible that the aggregate loss in the future with respect to these lawsuits and claims could ultimately be material to the Company’s financial position, results of operations or cash flows; however, such amounts cannot be reasonably estimated. The amount claimed against the Company as of September 30, 2023 is disclosed below when an amount is expressly stated in the lawsuit or claim, which is not often the case.
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
Other Matters: On July 27, 2021, the Company's former parent informed the Company that it had received a request from the United Mine Workers of America (“UMWA”) 1974 Pension Plan for information related to the facts and circumstances surrounding the former parent's 2013 sale of certain of its coal subsidiaries to Murray (the “Letter Request”). The Letter Request indicates that litigation by the UMWA 1974 Pension Plan against the Company's former parent related to potential withdrawal liabilities from the plan created by the 2019 bankruptcy of Murray is reasonably foreseeable. There has been no indication of potential claims against the Company by the UMWA 1974 Pension Plan and, at this time, no liability of the Company's former parent has been assessed.
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
The following is a summary, as of September 30, 2023, of the financial guarantees, unconditional purchase obligations and letters of credit to certain third parties. Employee-related financial guarantees have primarily been provided to support the 1992 Benefit Plan and federal black lung and various state workers' compensation self-insurance programs. Environmental financial guarantees have primarily been provided to support various performance bonds related to reclamation and other environmental issues. Other financial guarantees have been extended to support sales contracts, insurance policies, surety indemnity agreements, legal matters, full and timely payments of mining equipment leases, and various other items necessary in the normal course of business. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. Certain letters of credit included in the table below were issued against other commitments included in this table. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these commitments are recorded as liabilities in the financial statements. The Company's management believes that these commitments will not have a material adverse effect on the Company's financial condition.

	Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$48,034	$29,649	$18,385	$—	$—
Environmental	398	398	—	—	—
Other	132,770	117,955	14,815	—	—
Total Letters of Credit	$181,202	$148,002	$33,200	$—	$—
Surety Bonds:
Employee-Related	$81,010	$47,760	$33,250	$—	$—
Environmental	521,999	500,911	21,088	—	—
Other	3,848	3,643	205	—	—
Total Surety Bonds	$606,857	$552,314	$54,543	$—	$—
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

	September 30, 2023		December 31, 2022
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Coal Swap Contracts	$—	$—	$6,024	$(21,166)
Effect of Counterparty Netting	—	—	(6,024)	6,024
Net Derivatives as Classified in the Consolidated Balance Sheets	$—	$—	$—	$(15,142)
The Company did not seek cash flow hedge accounting treatment for its commodity derivative financial instruments and therefore, changes in fair value were reflected in earnings throughout the terms of those instruments. During the three and nine months ended September 30, 2022, the Company settled a portion of its commodity derivatives at losses of $81,311 and $241,486, respectively. Additionally, during the three and nine months ended September 30, 2022, the Company recognized adjustments to the fair value of its commodity derivatives of ($81,246) and $15,085, respectively. These settlements and fair value adjustments were included in Loss on Commodity Derivatives, net on the accompanying Consolidated Statements of Income.

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
The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at			Fair Value Measurements at
	September 30, 2023			December 31, 2022
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity Derivatives	$—	$—	$—	$—	$(15,142)	$—
U.S. Treasury Securities	$81,009	$—	$—	$—	$—	$—
The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:
Long-term debt: The fair value of long-term debt is measured using unadjusted quoted market prices or estimated using discounted cash flow analyses. The discounted cash flow analyses are based on current market rates for instruments with similar cash flows.
The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt (Excluding Debt Issuance Costs)	$187,252	$201,767	$350,572	$365,789
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
Reportable segment results for the three months ended September 30, 2023 are:

	PAMC	CONSOL Marine Terminal	Other, Corporate and Eliminations	Consolidated
Coal Revenue	$431,090	$—	$18,528	$449,618
Terminal Revenue	—	22,676	—	22,676
Freight Revenue	64,507	—	3,865	68,372
Total Revenue from Contracts with Customers	$495,597	$22,676	$22,393	$540,666
Adjusted EBITDA	$183,790	$14,853	$(13,135)	$185,508
Segment Assets	$1,616,224	$83,422	$959,869	$2,659,515
Depreciation, Depletion and Amortization	$50,663	$1,181	$6,948	$58,792
Capital Expenditures	$35,404	$2,630	$3,633	$41,667
Reportable segment results for the three months ended September 30, 2022 are:

	PAMC	CONSOL Marine Terminal	Other, Corporate and Eliminations	Consolidated
Coal Revenue	$465,643	$—	$6,915	$472,558
Terminal Revenue	—	14,840	—	14,840
Freight Revenue	42,618	—	1	42,619
Total Revenue from Contracts with Customers	$508,261	$14,840	$6,916	$530,017
Adjusted EBITDA	$179,516	$8,328	$(6,963)	$180,881
Segment Assets	$1,782,514	$80,534	$859,228	$2,722,276
Depreciation, Depletion and Amortization	$49,316	$1,149	$4,308	$54,773
Capital Expenditures	$50,112	$2,248	$6,035	$58,395

Reportable segment results for the nine months ended September 30, 2023 are:

	PAMC	CONSOL Marine Terminal	Other, Corporate and Eliminations	Consolidated
Coal Revenue	$1,515,603	$—	$58,493	$1,574,096
Terminal Revenue	—	80,755	—	80,755
Freight Revenue	206,725	—	10,710	217,435
Total Revenue from Contracts with Customers	$1,722,328	$80,755	$69,203	$1,872,286
Adjusted EBITDA	$784,819	$59,324	$(36,385)	$807,758
Segment Assets	$1,616,224	$83,422	$959,869	$2,659,515
Depreciation, Depletion and Amortization	$152,302	$3,513	$27,056	$182,871
Capital Expenditures	$99,706	$4,329	$13,714	$117,749
Reportable segment results for the nine months ended September 30, 2022 are:

	PAMC	CONSOL Marine Terminal	Other, Corporate and Eliminations	Consolidated
Coal Revenue	$1,457,595	$—	$24,073	$1,481,668
Terminal Revenue	—	58,016	—	58,016
Freight Revenue	128,394	—	3,025	131,419
Total Revenue from Contracts with Customers	$1,585,989	$58,016	$27,098	$1,671,103
Adjusted EBITDA	$541,753	$37,882	$(13,185)	$566,450
Segment Assets	$1,782,514	$80,534	$859,228	$2,722,276
Depreciation, Depletion and Amortization	$149,737	$3,456	$15,414	$168,607
Capital Expenditures	$84,763	$2,608	$47,085	$134,456
For the three and nine months ended September 30, 2023 and 2022, the Company's reportable segments had revenues from the following customers, each comprising over 10% of the Company's total sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Customer A	$72,335	*	$207,746	*
Customer B	$69,322	*	$220,726	*
Customer C	*	$100,635	*	$311,707
Customer D	*	$98,424	*	$229,595
*Revenues from these customers during the periods presented were less than 10% of the Company's total sales.

Reconciliation of Segment Information to Consolidated Amounts:

	Three Months Ended September 30, 2023
	PAMC	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$132,442	$12,098	$(43,815)	$100,725
Income Tax Expense	—	—	21,032	21,032
Interest Expense	—	1,524	5,121	6,645
Interest Income	(723)	—	(3,301)	(4,024)
Depreciation, Depletion and Amortization	50,663	1,181	6,948	58,792
Stock-Based Compensation	1,408	50	218	1,676
Loss on Debt Extinguishment	—	—	662	662
Adjusted EBITDA	$183,790	$14,853	$(13,135)	$185,508

	Three Months Ended September 30, 2022
	PAMC	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$210,855	$5,602	$(64,336)	$152,121
Income Tax Expense	—	—	39,414	39,414
Interest Expense	—	1,528	10,434	11,962
Interest Income	(437)	—	(1,104)	(1,541)
Depreciation, Depletion and Amortization	49,316	1,149	4,308	54,773
Stock-Based Compensation	1,028	49	147	1,224
Loss on Debt Extinguishment	—	—	674	674
Equity Affiliate Adjustments	—	—	3,500	3,500
Fair Value Adjustment of Commodity Derivative Instruments	(81,246)	—	—	(81,246)
Adjusted EBITDA	$179,516	$8,328	$(6,963)	$180,881

	Nine Months Ended September 30, 2023
	PAMC	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$627,053	$50,981	$(179,209)	$498,825
Income Tax Expense	—	—	100,199	100,199
Interest Expense	—	4,576	19,503	24,079
Interest Income	(1,644)	—	(7,758)	(9,402)
Depreciation, Depletion and Amortization	152,302	3,513	27,056	182,871
Stock-Based Compensation	7,108	254	1,099	8,461
Loss on Debt Extinguishment	—	—	2,725	2,725
Adjusted EBITDA	$784,819	$59,324	$(36,385)	$807,758

	Nine Months Ended September 30, 2022
	PAMC	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$372,408	$29,569	$(128,015)	$273,962
Income Tax Expense	—	—	59,115	59,115
Interest Expense	205	4,589	34,641	39,435
Interest Income	(1,304)	—	(3,005)	(4,309)
Depreciation, Depletion and Amortization	149,737	3,456	15,414	168,607
Stock-Based Compensation	5,622	268	804	6,694
Loss on Debt Extinguishment	—	—	4,361	4,361
Equity Affiliate Adjustments	—	—	3,500	3,500
Fair Value Adjustment of Commodity Derivative Instruments	15,085	—	—	15,085
Adjusted EBITDA	$541,753	$37,882	$(13,185)	$566,450
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
During the nine months ended September 30, 2023, the Company did not make any open market repurchases of its Second Lien Notes in accordance with this program. During the nine months ended September 30, 2022, the Company spent $26,387 to repurchase $25,000 of its Second Lien Notes in accordance with this program. During the nine months ended September 30, 2023, the Company repurchased and retired 3,980,389 shares of the Company's common stock at an average price of $67.68 per share. No shares of common stock were repurchased under this program during the nine months ended September 30, 2022.

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
Our most significant tangible assets are the PAMC and the CONSOL Marine Terminal. Coal from the PAMC is valued because of its high energy content (as measured in Btu per pound), relatively low levels of sulfur and other impurities, and strong thermoplastic properties that enable it to be used in metallurgical, industrial and power generation applications. We take advantage of these desirable quality characteristics and our extensive logistical network, which is directly served by both the Norfolk Southern Corporation (“Norfolk Southern”) and CSX Transportation Inc. (“CSX”) railroads, coupled with the operational synergies afforded by the CONSOL Marine Terminal, to aggressively market our product to a broad base of strategically selected industrial and metallurgical end users globally. We also continue to support top-performing power plant customers in the eastern United States and abroad.
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
Outlook for 2023:
Based on our current contracted position, estimated prices and production plans, we are providing the following updated financial and operating performance guidance for full fiscal year 2023:
•PAMC coal sales volume of 25.5-26.5 million tons
•PAMC average realized coal revenue per ton sold (1) of $76.00 - $80.00
•PAMC average cash cost of coal sold per ton (1) of $34.00-$36.00
•Itmann Mining Complex production volume of 300 thousand to 400 thousand tons
•Capital expenditures of $160 million to $175 million

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating and Other Costs	$276,323	$229,669	$813,546	$692,968
Less: Other Costs (Non-Production and non-PAMC)	(41,379)	(19,681)	(122,937)	(74,553)
Cash Cost of Coal Sold	$234,944	$209,988	$690,609	$618,415
Add: Depreciation, Depletion and Amortization (PAMC Production)	47,210	45,272	141,351	140,753
Cost of Coal Sold	$282,154	$255,260	$831,960	$759,168
Total Tons Sold (in millions)	6.1	5.3	19.2	17.9
Average Cost of Coal Sold per Ton	$46.04	$48.37	$43.28	$42.34
Less: Depreciation, Depletion and Amortization Costs per Ton Sold	7.68	8.60	7.25	7.88
Average Cash Cost of Coal Sold per Ton	$38.36	$39.77	$36.03	$34.46
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total Coal Revenue (PAMC Segment)	$431,090	$465,643	$1,515,603	$1,457,595
Less: Settlements of Commodity Derivatives	—	(81,311)	—	(241,486)
Realized Coal Revenue	431,090	384,332	1,515,603	1,216,109
Operating and Other Costs	276,323	229,669	813,546	692,968
Less: Other Costs (Non-Production and non-PAMC)	(41,379)	(19,681)	(122,937)	(74,553)
Cash Cost of Coal Sold	$234,944	$209,988	690,609	618,415
Total Tons Sold (in millions)	6.1	5.3	19.2	17.9
Average Realized Coal Revenue per Ton Sold	$70.34	$72.83	$78.85	$67.81
Less: Average Cash Cost of Coal Sold per Ton	38.36	39.77	36.03	34.46
Average Cash Margin per Ton Sold	$31.98	$33.06	$42.82	$33.35
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

	Three Months Ended September 30, 2023
	PAMC	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$132,442	$12,098	$(43,815)	$100,725

Add: Income Tax Expense	—	—	21,032	21,032
Add: Interest Expense	—	1,524	5,121	6,645
Less: Interest Income	(723)	—	(3,301)	(4,024)
Earnings (Loss) Before Interest & Taxes (EBIT)	131,719	13,622	(20,963)	124,378

Add: Depreciation, Depletion & Amortization	50,663	1,181	6,948	58,792

Earnings (Loss) Before Interest, Taxes and DD&A (EBITDA)	$182,382	$14,803	$(14,015)	$183,170

Adjustments:
Add: Stock-Based Compensation	$1,408	$50	$218	$1,676
Add: Loss on Debt Extinguishment	—	—	662	662
Total Pre-tax Adjustments	1,408	50	880	2,338

Adjusted EBITDA	$183,790	$14,853	$(13,135)	$185,508

	Three Months Ended September 30, 2022
	PAMC	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$210,855	$5,602	$(64,336)	$152,121

Add: Income Tax Expense	—	—	39,414	39,414
Add: Interest Expense	—	1,528	10,434	11,962
Less: Interest Income	(437)	—	(1,104)	(1,541)
Earnings (Loss) Before Interest & Taxes (EBIT)	210,418	7,130	(15,592)	201,956

Add: Depreciation, Depletion & Amortization	49,316	1,149	4,308	54,773

Earnings (Loss) Before Interest, Taxes and DD&A (EBITDA)	$259,734	$8,279	$(11,284)	$256,729

Adjustments:
Add: Stock-Based Compensation	$1,028	$49	$147	$1,224
Add: Loss on Debt Extinguishment	—	—	674	674
Add: Equity Affiliate Adjustments	—	—	3,500	3,500
Less: Fair Value Adjustment of Commodity Derivative Instruments	(81,246)	—	—	(81,246)
Total Pre-tax Adjustments	(80,218)	49	4,321	(75,848)

Adjusted EBITDA	$179,516	$8,328	$(6,963)	$180,881

	Nine Months Ended September 30, 2023
	PAMC	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$627,053	$50,981	$(179,209)	$498,825

Add: Income Tax Expense	—	—	100,199	100,199
Add: Interest Expense	—	4,576	19,503	24,079
Less: Interest Income	(1,644)	—	(7,758)	(9,402)
Earnings (Loss) Before Interest & Taxes (EBIT)	625,409	55,557	(67,265)	613,701

Add: Depreciation, Depletion & Amortization	152,302	3,513	27,056	182,871

Earnings (Loss) Before Interest, Taxes and DD&A (EBITDA)	$777,711	$59,070	$(40,209)	$796,572

Adjustments:
Add: Stock-Based Compensation	$7,108	$254	$1,099	$8,461
Add: Loss on Debt Extinguishment	—	—	2,725	2,725
Total Pre-tax Adjustments	7,108	254	3,824	11,186

Adjusted EBITDA	$784,819	$59,324	$(36,385)	$807,758

	Nine Months Ended September 30, 2022
	PAMC	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$372,408	$29,569	$(128,015)	$273,962

Add: Income Tax Expense	—	—	59,115	59,115
Add: Interest Expense	205	4,589	34,641	39,435
Less: Interest Income	(1,304)	—	(3,005)	(4,309)
Earnings (Loss) Before Interest & Taxes (EBIT)	371,309	34,158	(37,264)	368,203

Add: Depreciation, Depletion & Amortization	149,737	3,456	15,414	168,607

Earnings (Loss) Before Interest, Taxes and DD&A (EBITDA)	$521,046	$37,614	$(21,850)	$536,810

Adjustments:
Add: Stock-Based Compensation	$5,622	$268	$804	$6,694
Add: Loss on Debt Extinguishment	—	—	4,361	4,361
Add: Equity Affiliate Adjustments	—	—	3,500	3,500
Add: Fair Value Adjustment of Commodity Derivative Instruments	15,085	—	—	15,085
Total Pre-tax Adjustments	20,707	268	8,665	29,640

Adjusted EBITDA	$541,753	$37,882	$(13,185)	$566,450
We define total recurring revenues and other income as total revenue and other income, less fair value adjustments of commodity derivatives and gains/losses on sales of assets. The GAAP measure most directly comparable to total recurring revenues and other income is total revenue and other income. The following table presents a reconciliation of total recurring revenues and other income to total revenue and other income, the most directly comparable GAAP financial measure, on a historical basis, for each of the periods indicated (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total Revenue and Other Income	$569,864	$561,638	$1,919,438	$1,464,786
Less: Fair Value Adjustments of Commodity Derivatives	—	(81,246)	—	15,085
Less: Gain on Sale of Assets	(1,346)	(26,548)	(7,082)	(33,094)
Total Recurring Revenues and Other Income	$568,518	$453,844	$1,912,356	$1,446,777

Results of Operations: Three Months Ended September 30, 2023 Compared with the Three Months Ended September 30, 2022
Revenue and Other Income

	Three Months Ended September 30,
(in millions)	2023	2022		Variance
Coal Revenue - PAMC	$431	$466		$(35)
Coal Revenue - Itmann Mining Complex	19	7		12
Terminal Revenue	23	15		8
Freight Revenue	68	43		25
Total Revenues from Contracts with Customers	541	531		10
Loss on Commodity Derivatives, net	—	—		—
Miscellaneous Other Income	28	5		23
Gain on Sale of Assets	1	26	(25)	(25)
Total Revenue and Other Income	$570	$562		$8
Revenues from Contracts with Customers
Revenues from contracts with customers were $541 million for the three months ended September 30, 2023, compared to $531 million for the three months ended September 30, 2022.
On a consolidated basis, coal revenue for the three months ended September 30, 2023 was $450 million, which consisted of $431 million from the Pennsylvania Mining Complex and $19 million from the Itmann Mining Complex. The $450 million of coal revenue was sold into the following markets: $206 million into power generation, $181 million into industrial, and $63 million into metallurgical. The Company had consolidated coal revenue of $473 million for the three months ended September 30, 2022, which consisted of $466 million from the Pennsylvania Mining Complex and $7 million from the Itmann Mining Complex. The $473 million of coal revenue was sold into the following markets: $350 million into power generation, $56 million into industrial, and $67 million into metallurgical.

Historically, the majority of the Company's production was directed toward its established base of domestic power plant customers, many of which were secured through spot, annual or multi-year contracts. The domestic power generation market has experienced reduced consumption in recent years as a result of depressed domestic natural gas pricing. The Company maintains flexibility to diversify its portfolio by placing a growing portion of its production in the export markets, where it sells to power generation, industrial, and metallurgical end-users. These markets tend to provide the Company with pricing upside when markets are strong and with volume stability when markets are weak. In the three months ended September 30, 2023, the Company placed 3.8 million tons of coal, or 60% of its total tons sold, into the export market. Comparatively, in the three months ended September 30, 2022, the Company placed 2.2 million tons of coal, or 41% of its total tons sold, into the export market. Furthermore, when excluding fair value adjustments of commodity derivatives and gains/losses on sales of assets, 64% of the Company's total recurring revenues and other income (a non-GAAP measure; see “How We Evaluate Our Operations - Reconciliation of Non-GAAP Financial Measures” above for an explanation and reconciliation of these amounts to the nearest GAAP measure) were derived from non-power generation applications during the three months ended September 30, 2023, compared to 23% for the three months ended September 30, 2022. See “Operational Performance” for further information about segment results.

The Company’s Terminal revenue consists of fees charged for coal loaded at the CONSOL Marine Terminal, which is located in the Port of Baltimore, Maryland, and provides access to international coal markets. Terminal revenues are generated from providing transloading services from rail to vessel or barge, temporary storage or stockpile facilities, as well as blending, weighing, and sampling. Terminal revenues were $23 million for the three months ended September 30, 2023, compared to $15 million for the three months ended September 30, 2022. See “Operational Performance - CONSOL Marine Terminal Analysis” for further information about segment results.

The Company recognizes freight revenue as the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services to move its coal from the mine to the ultimate sales point. Freight revenue is completely offset by freight expense. Freight revenue and freight expense were both $68 million for the three months ended September 30, 2023, compared to $43 million for the three months ended

September 30, 2022. The $25 million increase was primarily related to increased transportation costs associated with the aforementioned increase of sales into the export market.

Loss on Commodity Derivatives, net

As of December 31, 2022, all of the Company's coal-related derivative contracts have settled and the Company has not entered into any additional coal-related derivative contracts. During the three months ended September 30, 2022, the Company settled a portion of its coal-related derivatives at a loss of $81 million and recognized fair value adjustments of its commodity derivative instruments of $81 million. See “Operational Performance - PAMC Analysis” for further information about segment results.

Miscellaneous Other Income

Miscellaneous other income was $28 million for the three months ended September 30, 2023, compared to $5 million for the three months ended September 30, 2022. The change is due to the following items:

	Three Months Ended September 30,
	2023	2022	Variance
Contract Buyouts	$16	$—	$16
Interest Income	4	2	2
Royalty Income - Non-Operated Coal	2	2	—
Other Income	6	1	5
Miscellaneous Other Income	$28	$5	$23

Contract buyout income was primarily the result of partial contract buyouts that involved negotiations to reduce coal quantities several customers were otherwise obligated to purchase under contracts in exchange for payment of certain fees to the Company and did not impact forward contract terms.

Gain on Sale of Assets

Gain on sale of assets was $1 million for the three months ended September 30, 2023, compared to $26 million for the three months ended September 30, 2022. The $25 million decrease was due to the sale of certain coal assets during the three months ended September 30, 2022.

Operating and Other Costs

On a consolidated basis, operating and other costs were $276 million for the three months ended September 30, 2023, compared to $230 million for the three months ended September 30, 2022. Operating and other costs increased in the period-to-period comparison due to the following items:

	Three Months Ended September 30,
	2023	2022	Variance
Operating Costs - PAMC	$235	$210	$25
Operating Costs - Itmann Mining Complex	21	6	15
Operating Costs - Terminal	7	7	—
Employee-Related Legacy Liability Expense	3	2	1
Coal Reserve Holding Costs	3	3	—
Closed and Idle Mines	1	1	—
Equity Affiliate Adjustments	—	4	(4)
Other	6	(3)	9
Operating and Other Costs	$276	$230	$46

Operating costs for the Pennsylvania Mining Complex include items such as direct operating costs, royalties and production taxes and direct administration costs. In the period-to-period comparison, operating costs - PAMC increased $25 million, primarily due to the added costs of the fifth longwall, which was brought online in the fourth quarter of 2022, and ongoing inflationary pressures. See “Operational Performance - PAMC Analysis” for further information on segment operating costs.

Operating costs for the Itmann Mining Complex primarily consist of costs related to produced tons sold, development costs absorbed by the coal revenue generated during development, and costs incurred to purchase third-party metallurgical coal to blend with Itmann coal. Operating costs - Itmann Mining Complex include items such as direct development and operating costs, royalties and production taxes, hauling of raw coal and direct administration costs. The $15 million increase in operating costs - Itmann Mining Complex was primarily due to an increase in the volume of coal produced and purchased as the operations continued to transition from development mining to the production phase.

Operating costs - Terminal primarily consist of costs related to throughput tons at the CONSOL Marine Terminal, which were consistent in the period-to-period comparison. See “Operational Performance - CONSOL Marine Terminal Analysis” for further information on segment operating costs.

Other costs consist of items that are not related to the Company's mining or terminal operations. Other costs increased $9 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily attributable to additional costs incurred in the current quarter across various categories, none of which were individually material.

Depreciation, Depletion, and Amortization

On a consolidated basis, depreciation, depletion and amortization costs were $59 million for the three months ended September 30, 2023, compared to $55 million for the three months ended September 30, 2022. Approximately $2 million of the increase in depreciation, depletion and amortization in the period-to-period comparison was due to the commissioning of the Itmann Preparation Plant and the transition from development mining to the production phase. The remaining $2 million of the increase was due to various other assets placed in service during the current quarter, none of which were individually significant.

General and Administrative Costs

On a consolidated basis, general and administrative costs were $37 million for the three months ended September 30, 2023, compared to $30 million for the three months ended September 30, 2022. The $7 million increase in the period-to-period comparison was primarily related to increased expense under the long-term incentive compensation plan incurred in the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to fluctuations in the Company's share price during each of the respective periods.

Interest Expense

On a consolidated basis, interest expense, net of amounts capitalized, was $7 million for the three months ended September 30, 2023, compared to $12 million for the three months ended September 30, 2022. The decrease in the period-to-period comparison was primarily due to less debt outstanding as the Company continued its de-leveraging efforts.

Operational Performance: Three Months Ended September 30, 2023 Compared with the Three Months Ended September 30, 2022

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

The following table presents results by reportable segment for each of the periods indicated.

	Three Months Ended September 30,
	2023	2022	Variance
PAMC
Total Tons Produced (in millions)	6.1	5.3	0.8
Total Tons Sold (in millions)	6.1	5.3	0.8
Average Realized Coal Revenue per Ton Sold(1)	$70.34	$72.83	$(2.49)
Average Cash Cost of Coal Sold per Ton(1)	$38.36	$39.77	$(1.41)
Average Cash Margin per Ton Sold(1)	$31.98	$33.06	$(1.08)
Adjusted EBITDA (in thousands)(1)	$183,790	$179,516	$4,274

CONSOL Marine Terminal
Throughput Tons (in millions)	4.3	2.7	1.6
Adjusted EBITDA (in thousands)(1)	$14,853	$8,328	$6,525

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

PAMC ANALYSIS:

Coal Production

The table below presents total tons produced (in thousands) from the Pennsylvania Mining Complex for the periods indicated:

	Three Months Ended September 30,
Mine	2023	2022	Variance
Bailey	2,115	2,388	(273)
Enlow Fork	2,206	1,191	1,015
Harvey	1,814	1,688	126
Total	6,135	5,267	868

Coal production was 6.1 million tons for the three months ended September 30, 2023, compared to 5.3 million tons for the three months ended September 30, 2022. The PAMC's coal production increased in the period-to-period comparison primarily due to the completion of development of the Company's fifth longwall at the PAMC toward the end of the fourth quarter of 2022; it is now fully operational.

Coal Operations

Adjusted EBITDA for the three months ended September 30, 2023 was $184 million, compared to $180 million for the three months ended September 30, 2022. Realized coal revenue for the three months ended September 30, 2023 was $431 million compared to $384 million for the three months ended September 30, 2022. The improvement was mainly driven by a 0.8 million increase in tons sold due to the availability of the fifth longwall, which provided additional production capacity and operational flexibility compared to the prior-year period. Additionally, the Company negotiated partial buyouts of some coal volumes from customer coal contracts in exchange for the payment of certain fees during the three months ended September 30, 2023, which contributed $16 million to miscellaneous other income compared to recognizing coal revenue during the current quarter if the Company's customers had not bought out these partial coal volumes. The Company's realized coal revenue for the three months ended September 30, 2022 was also impacted by the settlement of certain commodity derivatives at a loss of $81 million. All of the Company's commodity derivatives were settled as of December 31, 2022 (see Note 14 - Derivatives in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q). Cash cost of coal sold was $235 million for the three months ended September 30, 2023, compared to $210 million for the three months ended September 30, 2022. The increase was primarily due to the added costs of the fifth longwall, which was brought online in the fourth quarter of 2022, and ongoing inflationary pressures. The cash cost of coal sold per ton improved $1.41 per ton in the period-to-period comparison due to improved operational performance.

CONSOL MARINE TERMINAL ANALYSIS:

Adjusted EBITDA for the three months ended September 30, 2023 was $15 million, compared to $8 million for the three months ended September 30, 2022. Throughput volumes at the CONSOL Marine Terminal were 4.3 million tons for the three months ended September 30, 2023, compared to 2.7 million tons for the three months ended September 30, 2022. CONSOL Marine Terminal revenue was $23 million for the three months ended September 30, 2023 compared to $15 million for the three months ended September 30, 2022, due to the significantly increased throughput tonnage, which was primarily a result of the shift of Pennsylvania Mining Complex sales into the export market.
Results of Operations: Nine Months Ended September 30, 2023 Compared with the Nine Months Ended September 30, 2022
Revenue and Other Income

	Nine Months Ended September 30,
(in millions)	2023	2022	Variance
Coal Revenue - PAMC	$1,516	$1,458	$58
Coal Revenue - Itmann Mining Complex	58	24	34
Terminal Revenue	81	58	23
Freight Revenue	217	131	86
Total Revenues from Contracts with Customers	1,872	1,671	201
Loss on Commodity Derivatives, net	—	(256)	256
Miscellaneous Other Income	40	17	23
Gain on Sale of Assets	7	33	(26)
Total Revenue and Other Income	$1,919	$1,465	$454
Revenues from Contracts with Customers
Revenues from contracts with customers were $1,872 million for the nine months ended September 30, 2023, compared to $1,671 million for the nine months ended September 30, 2022.
On a consolidated basis, coal revenue for the nine months ended September 30, 2023 was $1,574 million, which consisted of $1,516 million from the Pennsylvania Mining Complex and $58 million from the Itmann Mining Complex. The $1,574 million of coal revenue was sold into the following markets: $747 million into power generation, $590 million into industrial, and $237 million into metallurgical. The Company had consolidated coal revenue of $1,482 million for the nine months ended September 30, 2022, which consisted of $1,458 million from the Pennsylvania Mining Complex and $24 million from the Itmann Mining Complex. The $1,482 million of coal revenue was sold into the following markets: $921 million into power generation, $327 million into industrial, and $234 million into metallurgical.

Historically, the majority of the Company's production was directed toward its established base of domestic power plant customers, many of which were secured through spot, annual or multi-year contracts. The domestic coal-fired power generation market has experienced reduced consumption in recent years as a result of depressed domestic natural gas pricing. The Company maintains flexibility to diversify its portfolio by placing a growing portion of its production in the export markets, where it sells to industrial, power generation and metallurgical end-users. These markets tend to provide the Company with pricing upside when markets are strong and with volume stability when markets are weak. In the nine months ended September 30, 2023, the Company placed 12.1 million tons of coal, or 62% of its total tons sold, into the export market. Comparatively, in the nine months ended September 30, 2022, the Company placed 7.9 million tons of coal, or 44% of its total tons sold, into the export market. Furthermore, when excluding fair value adjustments of commodity derivatives and gains/losses on sales of assets, 61% of the Company's total recurring revenues and other income (a non-GAAP measure; see “How We Evaluate Our Operations - Reconciliation of Non-GAAP Financial Measures” above for an explanation and reconciliation of these amounts to the nearest GAAP measure) were derived from non-power generation applications during the nine months ended September 30, 2023, compared to 36% for the nine months ended September 30, 2022. See “Operational Performance” for further information about segment results.

The Company’s Terminal revenue consists of fees charged for coal loaded at the CONSOL Marine Terminal, which is located in the Port of Baltimore, Maryland and provides access to international coal markets. Terminal revenues are generated from providing transloading services from rail to vessel or barge, temporary storage or stockpile facilities, as well as blending, weighing, and sampling. Terminal revenues were $81 million for the nine months ended September 30, 2023 compared to $58 million for the nine months ended September 30, 2022. See “Operational Performance - CONSOL Marine Terminal Analysis” for further information about segment results.

The Company recognizes freight revenue as the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services to move its coal from the mine to the ultimate sales point. Freight revenue is completely offset by freight expense. Freight revenue and freight expense were both $217 million for the nine months ended September 30, 2023, compared to $131 million for the nine months ended September 30, 2022. The $86 million increase was primarily related to increased transportation costs associated with the aforementioned increase of sales into the export market.

Loss on Commodity Derivatives, net

As of December 31, 2022, all of the Company's coal-related derivative contracts have settled and the Company has not entered into any additional coal-related derivative contracts. During the nine months ended September 30, 2022, the Company settled a portion of its coal-related derivatives at a loss of $241 million and recognized fair value adjustments of its commodity derivative instruments of $15 million. See “Operational Performance - PAMC Analysis” for further information about segment results.

Miscellaneous Other Income

Miscellaneous other income was $40 million for the nine months ended September 30, 2023, compared to $17 million for the nine months ended September 30, 2022. The change is due to the following items:

	Nine Months Ended September 30,
	2023	2022	Variance
Contract Buyouts	$16	$—	$16
Interest Income	9	4	5
Royalty Income - Non-Operated Coal	7	7	—
Other Income	8	6	2
Miscellaneous Other Income	$40	$17	$23

Contract buyout income was primarily the result of partial contract buyouts that involved negotiations to reduce coal quantities several customers were otherwise obligated to purchase under contracts in exchange for payment of certain fees to the Company and did not impact forward contract terms.

Interest income increased primarily due to the Company's investment in marketable debt securities, primarily comprised of highly liquid U.S. Treasury securities, during the nine months ended September 30, 2023.

Gain on Sale of Assets

Gain on sale of assets was $7 million for the nine months ended September 30, 2023, compared to $33 million for the nine months ended September 30, 2022. The $26 million decrease was due to the sale of certain coal assets during the nine months ended September 30, 2022.

Operating and Other Costs

On a consolidated basis, operating and other costs were $814 million for the nine months ended September 30, 2023, compared to $693 million for the nine months ended September 30, 2022. Operating and other costs increased in the period-to-period comparison due to the following items:

	Nine Months Ended September 30,
	2023	2022	Variance
Operating Costs - PAMC	$691	$618	$73
Operating Costs - Itmann Mining Complex	71	18	53
Operating Costs - Terminal	20	18	2
Employee-Related Legacy Liability Expense	9	5	4
Coal Reserve Holding Costs	8	8	—
Closed and Idle Mines	4	3	1
Equity Affiliate Adjustments	—	4	(4)
Other	11	19	(8)
Operating and Other Costs	$814	$693	$121

Operating costs for the Pennsylvania Mining Complex include items such as direct operating costs, royalties and production taxes and direct administration costs. In the period-to-period comparison, operating costs - PAMC increased $73 million, primarily due to additional production, as the fifth longwall was brought online in the fourth quarter of 2022, and ongoing inflationary pressures. See “Operational Performance - PAMC Analysis” for further information on segment operating costs.

Operating costs for the Itmann Mining Complex primarily consist of costs related to produced tons sold, development costs absorbed by the coal revenue generated during development, and costs incurred to purchase third-party metallurgical coal to blend with Itmann coal. Operating costs - Itmann Mining Complex include items such as direct development and operating costs, royalties and production taxes, hauling of raw coal and direct administration costs. The $53 million increase in operating costs - Itmann Mining Complex was primarily due to an increase in the volume of coal produced and purchased as the operations continued to transition from development mining to the production phase as well as increased construction activity for the development of mains.

Operating costs - Terminal primarily consist of costs related to throughput tons at the CONSOL Marine Terminal. The $2 million increase was due to a significant increase in throughput tonnage. See “Operational Performance - CONSOL Marine Terminal Analysis” for further information on segment operating costs.

Other costs consist of items that are not related to the Company's mining or terminal operations. Other costs decreased $8 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily attributable to a decrease in current year costs related to discretionary employee benefit expenses.

Depreciation, Depletion, and Amortization

On a consolidated basis, depreciation, depletion and amortization costs were $183 million for the nine months ended September 30, 2023, compared to $169 million for the nine months ended September 30, 2022. Approximately $6 million of the increase in depreciation, depletion and amortization in the period-to-period comparison was attributable to current year adjustments to the Company's asset retirement obligations based on current projected cash outflows. Approximately $5 million of the increase was due to the commissioning of the Itmann Preparation Plant and the transition from development mining to the production phase in late 2022. The remaining $3 million of the increase was due to various other assets placed in service during the current year, none of which were individually significant.

General and Administrative Costs

On a consolidated basis, general and administrative costs were $80 million for the nine months ended September 30, 2023, compared to $95 million for the nine months ended September 30, 2022. The $15 million decrease in the period-to-period comparison was primarily related to decreased expense under the long-term incentive compensation plan incurred in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to fluctuations in the Company's share price during each of the respective periods.

Interest Expense

On a consolidated basis, interest expense, net of amounts capitalized, was $24 million for the nine months ended September 30, 2023, compared to $39 million for the nine months ended September 30, 2022. The decrease in the period-to-period comparison was primarily due to less debt outstanding as the Company continued its de-leveraging efforts.

Operational Performance: Nine Months Ended September 30, 2023 Compared with the Nine Months Ended September 30, 2022

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

The following table presents results by reportable segment for each of the periods indicated.

	Nine Months Ended September 30,
	2023	2022	Variance
PAMC
Total Tons Produced (in millions)	19.5	17.9	1.6
Total Tons Sold (in millions)	19.2	17.9	1.3
Average Realized Coal Revenue per Ton Sold(1)	$78.85	$67.81	$11.04
Average Cash Cost of Coal Sold per Ton(1)	$36.03	$34.46	$1.57
Average Cash Margin per Ton Sold(1)	$42.82	$33.35	$9.47
Adjusted EBITDA (in thousands)(1)	$784,819	$541,753	$243,066

CONSOL Marine Terminal
Throughput Tons (in millions)	14.2	10.1	4.1
Adjusted EBITDA (in thousands)(1)	$59,324	$37,882	$21,442

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

PAMC ANALYSIS:

Coal Production

The table below presents total tons produced (in thousands) from the Pennsylvania Mining Complex for the periods indicated:

	Nine Months Ended September 30,
Mine	2023	2022	Variance
Bailey	8,171	8,577	(406)
Enlow Fork	6,936	4,698	2,238
Harvey	4,398	4,576	(178)
Total	19,505	17,851	1,654

Coal production was 19.5 million tons for the nine months ended September 30, 2023, compared to 17.9 million tons for the nine months ended September 30, 2022. Despite bottlenecking issues at the central preparation plant and operational delays associated with multiple longwall moves that weighed on the Company's production during the nine months ended September 30, 2023, the PAMC's coal production increased in the period-to-period comparison primarily due to the completion of development of the Company's fifth longwall at the PAMC toward the end of the fourth quarter of 2022; it is now fully operational.

Coal Operations

Adjusted EBITDA for the nine months ended September 30, 2023 was $785 million, compared to $542 million for the nine months ended September 30, 2022. The improvement was primarily attributable to a $11.04 increase in average realized coal revenue per ton sold, as well as a 1.3 million ton increase in tons sold, partially offset by a $1.57 increase in the average cash cost of coal sold per ton. The increase in average realized coal revenue per ton sold is directly attributable to the Company's strong contracted position and flexibility to place its coal sales into the export market that has yielded a better arbitrage for its product than the domestic market. Specifically in the domestic market, the carryover effect of mild winter weather during the first quarter of 2023, which contributed to increased power plant coal stockpiles and natural gas inventory build, with corresponding softening in coal, natural gas and power prices, led to softening demand for coal-fired electricity generation during the first quarter of 2023. This, in turn, reduced the need for restocking during the second quarter, which is traditionally a shoulder season characterized by reduced electric power demand, putting further pressure on natural gas prices, which is a competitor to the Company's coal product. Coal demand for the power generation markets remained somewhat muted during the third quarter of 2023, but showed some improvement in comparison to the second quarter of 2023. As a result, the Company continued its pivot away from the domestic market and into stronger export markets. The Company's realized coal revenue for the nine months ended September 30, 2022 was also impacted by the settlement of certain commodity derivatives at a loss of $241 million. All of the Company's commodity derivatives were settled as of December 31, 2022 (see Note 14 - Derivatives in the Notes to the Unaudited Consolidated Financial Statements in Item 1 of this Form 10-Q). The increase in the average cash cost of coal sold per ton was primarily due to ongoing inflationary pressures on supplies, maintenance costs and labor costs compared to the prior-year period.

CONSOL MARINE TERMINAL ANALYSIS:

Adjusted EBITDA for the nine months ended September 30, 2023 was $59 million, compared to $38 million for the nine months ended September 30, 2022. Throughput volumes at the CONSOL Marine Terminal were 14.2 million tons for the nine months ended September 30, 2023, compared to 10.1 million tons for the nine months ended September 30, 2022. CONSOL Marine Terminal revenue was $81 million for the nine months ended September 30, 2023, compared to $58 million for the nine months ended September 30, 2022, due to significantly increased throughput tonnage, which was primarily a result of the shift of Pennsylvania Mining Complex sales into the export market.
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
During the third quarter of 2023, despite the overall softness in the coal markets, the Company began to see some improvement in coal demand compared to very weak demand during the second quarter of 2023. However, pricing for the Company's coal remained elevated compared to historical norms. These higher prices are bolstering the Company's cash flows, which has allowed the Company to accelerate debt reduction and shareholder return objectives. As a result, interest expense and debt servicing costs are declining. These factors will allow the Company to continue to opportunistically reduce its debt levels and return capital to stockholders in the form of stock repurchases and/or dividends. During the three months ended September 30, 2023, the Company generated cash flows from operating activities of approximately $163 million and utilized a portion of operating cash flows to retire outstanding indebtedness. More specifically, the Company made debt repayments of $24 million to fully retire its Second Lien Notes (as defined below) and $6 million on its equipment-financed and other debt. Our total liquidity as of September 30, 2023 was comprised of the following:

(in millions)	September 30, 2023
Cash and Cash Equivalents	$168
Short-Term Investments	81
249
Revolving Credit Facility - Current Availability	355
Less: Letters of Credit Outstanding	(139)
Total Liquidity	$465
Events that negatively impact our overall financial condition and liquidity could result in our inability to comply with our credit facility's financial covenants. This could limit our access to our credit facilities if we are unable to obtain waivers from our lenders or amend the credit facilities. Additionally, access to capital remains challenging for the Company's industry as a result of banking, institutional and investor environmental, social and governance (ESG) requirements and limitations, which tend to discourage investment in coal and other fossil fuel companies. However, the Company expects to maintain adequate liquidity through its operating cash flow, cash and cash equivalents on hand, and short-term investments, as well as its revolving credit facility and securitization facility, to fund its working capital and capital expenditures in the short-term and long-term.
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

CONSOL Energy participates in the UMWA Combined Benefit Fund and the UMWA 1992 Benefit Plan for which benefits are reflected in the Company's consolidated financial statements when paid. These benefit arrangements may result in additional liabilities that are not recognized on the Consolidated Balance Sheet at September 30, 2023. The various multi-employer benefit plans are discussed in Note 17—Other Employee Benefit Plans in the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. CONSOL Energy's total contributions under the Coal Industry Retiree Health Benefit Act of 1992 were $1 million and $1 million for the three months ended September 30, 2023 and 2022, respectively. CONSOL Energy's total contributions under the Coal Industry Retiree Health Benefit Act of 1992 were $3 million and $3 million for the nine months ended

September 30, 2023 and 2022, respectively. Based on available information at December 31, 2022, CONSOL Energy's aggregate obligation for the UMWA Combined Benefit Fund and 1992 Benefit Plan is estimated to be approximately $39 million. CONSOL Energy also uses a combination of surety bonds, corporate guarantees and letters of credit to secure its financial obligations for employee-related, environmental, performance and various other items which are not reflected on the Consolidated Balance Sheet at September 30, 2023. Management believes these items will expire without being funded. See Note 13—Commitments and Contingent Liabilities in the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CONSOL Energy.

Cash Flows (in millions)

	Nine Months Ended September 30,
	2023	2022	Change
Cash Provided by Operating Activities	$639	$500	$139
Cash Used in Investing Activities	$(196)	$(116)	$(80)
Cash Used in Financing Activities	$(554)	$(261)	$(293)
Cash provided by operating activities increased $139 million in the period-to-period comparison, primarily due to a $241 million increase in adjusted EBITDA, a non-GAAP financial measure, offset by other working capital changes that occurred throughout both periods.
Cash used in investing activities increased $80 million in the period-to-period comparison, primarily due to a net investment of $78 million into U.S Treasury securities during the nine months ended September 30, 2023. Capital expenditures decreased $16 million primarily due to the completion of construction of the Itmann preparation plant, which was commissioned during the third quarter of 2022, partially offset by an increase in equipment-related expenditures and expenditures associated with the solid waste disposal project. Additionally, proceeds from the sale of assets decreased approximately $14 million, primarily due to the sale of certain coal assets during the nine months ended September 30, 2022. Further details regarding the Company's capital expenditures are set forth below.

	Nine Months Ended September 30,
	2023	2022	Change
Building and Infrastructure	$41	$84	$(43)
Equipment Purchases and Rebuilds	50	28	22
Solid Waste Disposal Project	20	11	9
IS&T Infrastructure	1	2	(1)
Other	6	9	(3)
Total Capital Expenditures	$118	$134	$(16)
Cash used in financing activities increased $293 million in the period-to-period comparison primarily driven by $277 million in CONSOL Energy share repurchases during the nine months ended September 30, 2023, including $8 million for the settlement of shares repurchased on December 29 and 30, 2022. No such repurchases were made during the nine months ended September 30, 2022. Additionally, dividend payments increased $41 million during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. These increases were partially offset by a $28 million decrease in net payments on indebtedness in the period-to-period comparison primarily due to the payoff of the Term Loan A and Term Loan B Facilities in June 2022 and June 2023, respectively. However, this was partially offset by an increase in payments in the period-to-period comparison to fully redeem the remaining balance of the Company's Second Lien Notes in July 2023.
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
The Company's first lien gross leverage ratio was 0.02 to 1.00 at September 30, 2023. The Company's total net leverage ratio was (0.05) to 1.00 at September 30, 2023. The Company's fixed charge coverage ratio was 3.53 to 1.00 at September 30, 2023. Accordingly, the Company was in compliance with all of its financial covenants under the Revolving Credit Facility as of September 30, 2023.
The Revolving Credit Facility contains customary events of default, including with respect to a failure to make payments when due, cross-default and cross-judgment default and certain bankruptcy and insolvency events.
At September 30, 2023, there were no borrowings outstanding under the Revolving Credit Facility and the facility is currently only used for providing letters of credit, with $139 million of letters of credit outstanding, leaving $216 million of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.
Securitization Facility
At September 30, 2023, CONSOL Energy and certain of its U.S. subsidiaries are parties to a trade accounts receivable securitization facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable. In July 2022, the securitization facility was amended to, among other things, extend the maturity date to July 29, 2025.
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
The agreements comprising the securitization facility contain various customary representations and warranties, covenants and default provisions which provide for the termination and acceleration of the commitments and loans under the securitization facility in certain circumstances including, but not limited to, failure to make payments when due, breach of representation, warranty or covenant, certain insolvency events or failure to maintain the security interest in the trade receivables, and defaults under other material indebtedness. CONSOL Energy guarantees the performance of the obligations of CONSOL Thermal Holdings LLC and CONSOL Pennsylvania Coal Company LLC under the securitization, and will guarantee the obligations of any additional originators or successor servicer that may become party to the securitization. However, neither CONSOL Energy nor its affiliates will guarantee collectability of receivables or the creditworthiness of obligors thereunder.
At September 30, 2023, eligible accounts receivable yielded $42 million of borrowing capacity. At September 30, 2023, the facility had no outstanding borrowings and approximately $42 million of letters of credit outstanding, leaving $42 thousand of unused capacity. Costs associated with the receivables facility were $1 million for the nine months ended September 30, 2023. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.
11.00% Senior Secured Second Lien Notes due 2025
On November 13, 2017, the Company issued $300 million in aggregate principal amount of 11.00% Senior Secured Second Lien Notes due 2025 (the “Second Lien Notes”) pursuant to an indenture (the “Indenture”) dated as of November 13, 2017, by and between the Company and UMB Bank, N.A., a national banking association, as trustee and collateral trustee (the “Trustee”). On November 28, 2017, certain subsidiaries of the Company executed a supplement to the Indenture and became party to the Indenture as a guarantor (the “Guarantors”). The Second Lien Notes were secured by second priority liens on substantially all of the assets of the Company and the Guarantors that are pledged on a first-priority basis as collateral securing the Company’s obligations under the Revolving Credit Facility (described above), subject to certain exceptions under the Indenture.
During the three months ended September 30, 2023, the Company fully redeemed the remaining balance of its Second Lien Notes at a redemption price of 102.75% of the stated principal outstanding in the amount of $24 million.
The Indenture contained covenants that limited the ability of the Company and the Guarantors, to (i) incur, assume or guarantee additional indebtedness or issue preferred stock; (ii) create liens to secure indebtedness; (iii) declare or pay dividends on the Company’s common stock, redeem stock or make other distributions to the Company’s stockholders; (iv) make investments; (v) pay or make dividends, loans or other asset transfers from the Company’s restricted subsidiaries; (vi) merge or consolidate, or sell, transfer, lease or dispose of substantially all of the Company’s assets; (vii) sell or otherwise dispose of certain assets, including equity interests in subsidiaries; (viii) enter into transactions with affiliates; and (ix) create unrestricted subsidiaries. These covenants were subject to important exceptions and qualifications. If the Second Lien Notes achieved an investment grade rating from both Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. and no default under the Indenture existed, many of the foregoing covenants would have terminated and ceased to apply. The Indenture also contained customary events of default.
Pennsylvania Economic Development Financing Authority Bonds
In April 2021, CONSOL Energy borrowed the proceeds received from the sale of tax-exempt bonds issued by PEDFA in an aggregate principal amount of $75 million (the “PEDFA Bonds”). The PEDFA Bonds bear interest at a fixed rate of 9.00% for an initial term of seven years. The PEDFA Bonds mature on April 1, 2051 but are subject to mandatory purchase by the Company on April 13, 2028, at the expiration of the initial term rate period. The PEDFA Bonds were issued pursuant to an indenture (the “PEDFA Indenture”) dated as of April 1, 2021, by and between PEDFA and Wilmington Trust, N.A., a national banking association, as trustee (the “PEDFA Notes Trustee”). PEDFA made a loan of the proceeds of the PEDFA Bonds to the Company pursuant to a Loan Agreement (the “Loan Agreement”) dated as of April 1, 2021 between PEDFA and the Company. Under the terms of the Loan Agreement, the Company agreed to make all payments of principal, interest and other amounts at any time due on the PEDFA Bonds or under the PEDFA Indenture. PEDFA assigned its rights as lender under the Loan Agreement, excluding certain reserved rights, to the PEDFA Notes Trustee. Certain subsidiaries of the Company (the “PEDFA Notes Guarantors”) executed a Guaranty Agreement (the “Guaranty”) dated as of April 1, 2021 in favor of the PEDFA Notes Trustee, guarantying the obligations of the Company under the Loan Agreement to pay the PEDFA Bonds when and as due. The obligations of the Company under the Loan Agreement and of the PEDFA Notes Guarantors under the Guaranty are secured by second priority liens on substantially all of the assets of the Company and the PEDFA Notes Guarantors.

Material Cash Requirements
CONSOL Energy expects to make payments of $15 million on its long-term debt obligations, including interest, in the next 12 months. Refer to Note 13 – Long-Term Debt of our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information concerning material cash requirements in future years.
CONSOL Energy expects to make payments of $20 million on its operating and finance lease obligations, including interest, in the next 12 months. Refer to Note 14 – Leases of our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information concerning material cash requirements in future years.
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
Debt
At September 30, 2023, CONSOL Energy had total long-term debt and finance lease obligations of $206 million outstanding, including the current portion of $16 million. This long-term debt consisted of:
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
•An aggregate principal amount of $19 million of finance leases with a weighted average interest rate of 6.62%
•Advanced royalty commitments of $8 million with a weighted average interest rate of 8.09% per annum.
•An aggregate principal amount of $1 million of other debt arrangements.
At September 30, 2023, CONSOL Energy had no borrowings outstanding and approximately $139 million of letters of credit outstanding under the $355 million senior secured Revolving Credit Facility. At September 30, 2023, CONSOL Energy had no borrowings outstanding and approximately $42 million of letters of credit outstanding under the $100 million securitization facility.
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

During the nine months ended September 30, 2023, the Company did not make any open market repurchases of its Second Lien Notes in accordance with this program. During the nine months ended September 30, 2023, the Company repurchased and retired 3,980,389 shares of the Company's common stock at an average price of $67.68 per share.
Total Equity and Dividends
Total equity attributable to CONSOL Energy was $1,309 million at September 30, 2023 and $1,166 million at December 31, 2022. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.
The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy's Board of Directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CONSOL Energy's financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. Certain of the Company's financing arrangements limit CONSOL Energy's ability to pay dividends and repurchase shares based on certain covenants.
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

•the risks related to the fact that a significant portion of our production is sold in international markets, such as geopolitical uncertainty or turmoil including terrorism, war and natural disasters, and our compliance with export control and anticorruption laws;
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy's principal executive officer and principal financial officer, evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CONSOL Energy's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2023 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy's management, including CONSOL Energy's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth repurchases of the Company's common stock during the three months ended September 30, 2023:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (000s omitted) (2)
July 1, 2023 - July 31, 2023	714,574	$68.12	714,574	$581,129	(3)
August 1, 2023 - August 31, 2023	189,022	$84.63	189,022	$565,133	(3)
September 1, 2023 - September 30, 2023	644,250	$96.17	644,250	$503,174	(3)
(1) In December 2017, CONSOL Energy's Board of Directors approved a program to repurchase, from time to time, the Company's outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025. Since the inception of the program, CONSOL Energy Inc.'s Board of Directors has amended the program on several separate occasions. As a result of such amendments, the Company may now repurchase up to $1 billion of its stock and debt until December 31, 2024. As of October 31, 2023, approximately $488 million remained available under the stock and debt repurchase program. The repurchases will be effected from time to time on the open market or in privately negotiated transactions or under a Rule 10b5-1 plan. The program does not obligate CONSOL Energy to acquire any particular amount of its common stock or notes, and the program can be modified or suspended at any time at the Company's discretion.
(2) Management cannot estimate the number of shares that will be repurchased because purchases are made based upon the Company's stock price, the Company's financial outlook and alternative investment options.
(3) In the three months ended September 30, 2023, CONSOL Energy executed approximately $126.6 million of repurchases of its common stock.

Dividends

In the third quarter of the fiscal year ended December 31, 2022, the Company initiated an enhanced shareholder capital return program. The Company currently intends, subject to the discretion of the Company's Board of Directors, to return a planned aggregate of approximately 75% of the Company's quarterly free cash flow in the form of dividends and/or repurchases of shares of common stock. However, the declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy's Board of Directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CONSOL Energy's financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. Certain of the Company's financing arrangements limit CONSOL Energy's ability to pay dividends and repurchase stock based on certain covenants.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report on Form 10-Q.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans

Our executive officers and directors may from time to time enter into plans or arrangements for the purchase or sale of our Common Stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as follows:

•On September 13, 2023, James A. Brock, a member of our Board of Directors and Chief Executive Officer of the Company, adopted a Rule 10b5-1 trading arrangement for the sale of up to 80,000 shares of our Common Stock, subject to certain conditions. First trades will not occur until December 18, 2023, and the arrangement's expiration date is June 28, 2024.
•On September 15, 2023, Martha A. Wiegand, General Counsel and Secretary of the Company, adopted a Rule 10b5-1 trading arrangement for the sale of up to 10,000 shares of our Common Stock, subject to certain conditions. First trades will not occur until December 15, 2023, and the arrangement's expiration date is June 14, 2024.

ITEM 6. EXHIBITS

Exhibits	Description	Method of Filing

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

95	Mine Safety and Health Administration Safety Data	Filed herewith

101	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2023, furnished in Inline XBRL)	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL)	Contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOL ENERGY INC.

October 31, 2023	By:	/s/ JAMES A. BROCK
James A. Brock
Director, Chief Executive Officer (Principal Executive Officer)

October 31, 2023	By:	/s/ MITESHKUMAR B. THAKKAR
Miteshkumar B. Thakkar
Chief Financial Officer and President (Principal Financial Officer)

October 31, 2023	By:	/s/ JOHN M. ROTHKA
John M. Rothka
Chief Accounting Officer (Principal Accounting Officer)