Form 10-K
period 2023-12-31
CONSOL Energy Inc.
filed 2024-02-09
CIK 1710366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate value of common stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $2,165,152,746 as of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, based on the reported closing price of the common stock as reported on The New York Stock Exchange on such date.
The number of shares outstanding of the registrant's common stock as of January 31, 2024 was 29,603,460 shares.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of CONSOL Energy Inc.'s Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed within 120 days of the end of the registrant's fiscal year are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

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

FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of the federal securities laws. With the exception of historical matters, the matters discussed in this Annual Report on Form 10-K are forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involve risks and uncertainties that could cause actual results and outcomes to differ materially from results expressed in or implied by our forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” “would,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this Annual Report on Form 10-K speak only as of the date of this Annual Report on Form 10-K; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
•deterioration in economic conditions (including continued inflation) or changes in consumption patterns of our customers may decrease demand for our products, impair our ability to collect customer receivables and impair our ability to access capital;
•volatility and wide fluctuation in coal prices based upon a number of factors beyond our control;
•the effects pandemics may have on our business and results of operations and on the global economy;
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
•the risks associated with operating primarily in a single geographic area;
•failure to obtain or renew surety bonds or insurance coverages on acceptable terms;
•the effects of coordinating our operations with oil and natural gas drillers and distributors operating on our land;
•our inability to obtain financing for capital expenditures on satisfactory terms;
•the effect of new or existing laws or regulations or tariffs and other trade measures;
•our inability to find suitable acquisition targets or integrating the operations of future acquisitions into our operations;
•obtaining, maintaining and renewing governmental permits and approvals for our coal operations;
•the effects of asset retirement obligations, employee-related long-term liabilities and certain other liabilities;
•the effects of global conflicts on commodity prices and supply chains;
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
•the effects of our securities being excluded from certain investment funds as a result of increased environmental, social and corporate governance (“ESG”) practices;
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
Our most significant tangible assets are the PAMC and the CONSOL Marine Terminal. Coal from the PAMC is valued because of its high energy content (as measured in Btu per pound), relatively low levels of sulfur and other impurities, and strong thermoplastic properties that enable it to be used in metallurgical, industrial and power generation applications. We take advantage of these desirable quality characteristics and our extensive logistical network, which is directly served by both the Norfolk Southern Corporation (“Norfolk Southern”) and CSX Transportation Inc. (“CSX”) railroads, coupled with the operational synergies afforded by the CONSOL Marine Terminal, to aggressively market our product to a broad base of diverse and strategically selected industrial and metallurgical end users globally. We also continue to support top-performing power plant customers in the eastern United States and abroad.
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
Our operations, including the PAMC and the CONSOL Marine Terminal, have consistently generated strong free cash flows. As of December 31, 2023, the PAMC controls 583.5 million tons of high-quality Pittsburgh seam reserves, enough to allow for an equivalent of more than 20 years of full-capacity production. As of December 31, 2023, the Itmann Mining Complex includes 28.4 million tons of recoverable coal reserves that are sufficient to support an equivalent of more than 30 years of full-capacity production, based on our current estimates. In addition, we own or control approximately 1.3 billion tons of Greenfield Reserves and Resources located in the Northern Appalachian Basin (“NAPP”), the Central Appalachian Basin (“CAPP”) and the Illinois Basin (“ILB”). Our vision is to maximize cash flow generation through the safe, compliant and efficient operation of this core asset base, while maintaining a strong balance sheet and liquidity, returning capital through share buybacks and/or dividends, and, when prudent, allocating capital toward compelling growth and diversification opportunities.
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
•Itmann Mining Complex: Construction of the Itmann No. 5 Mine, located in Wyoming County, West Virginia, began in the second half of 2019; development mining began in April 2020, but the pace of the project was intentionally slowed to minimize capital spending due to the uncertainties surrounding the COVID-19 pandemic. The coal preparation plant was commissioned during the third quarter of 2022 and shipped its first train in October 2022. The operation continued to ramp up in 2023 with a focus on mains development and staffing needed for the long-term viability of the mine. The Company anticipates approximately 900 thousand tons per year of high-quality, low-vol coking coal production from the Itmann No. 5 Mine once it achieves its full run rate, with an anticipated mine life of 30+ years. The preparation plant also includes a rail loadout and the capability for processing up to an additional 750 thousand to 1 million saleable tons annually from third-parties and mining of our surrounding reserves. This additional processing revenue is expected to provide an avenue of growth for the Company.
A map showing the location of our significant properties is below:
The Company's mission is to improve lives and communities by safely and compliantly producing affordable, reliable feed stock for steel and other industrial applications as well as electric generation while profitably growing through innovative technology and perseverance. Our core values of safety, compliance, and continuous improvement are the foundation of the Company’s identity and are the basis for how management defines continued success. We believe the Company’s rich resource base, coupled with these core values, will allow management to create value for the long-term. We believe that the use of coal in industrial applications, including but not limited to the steel-making process, and as a fuel source for electricity will continue for many years. Furthermore, our Itmann Mining Complex is specifically suited to benefit from the demand related to global infrastructure needs.
Our Strategy
The Company remains focused on increasing stockholder value by safely and compliantly operating our business, growing our metallurgical coal business, and, over time, diversifying into other business opportunities. The Company’s existing coal assets align with these objectives. Our current production from the Bailey, Enlow Fork and Harvey mines can be sold domestically or abroad into the industrial, metallurgical or power generation coal markets. These low-cost mines, with up to five operating longwalls, produce a high-Btu Pittsburgh-seam coal that is lower in sulfur than many Northern Appalachian coals as well as several Illinois Basin coals. Our onsite logistics infrastructure at the Central Preparation Plant includes a dual-batch train loadout facility capable of loading up to 9,000 tons of coal per hour and 19.3 miles of track linked to separate Class I rail lines owned by Norfolk Southern and CSX, which significantly increases our efficiency in meeting our customers’ transportation needs. These mines and their logistics infrastructure, along with our wholly-owned CONSOL Marine Terminal, which is served by both Norfolk Southern and CSX, will allow us to continue to participate competitively in the global industrial, metallurgical and power generation coal markets. The ability to serve both domestic and international markets with premium thermal and crossover metallurgical coal provides tremendous optionality. We have also begun production from our Itmann No. 5 Mine, which produces high quality low-vol metallurgical coal primarily used in steel making applications, and are starting to explore and invest in some innovative and more sustainable uses for coal, including through joint ventures and other opportunities. Over the mid- to long-term, the Company is planning to diversify its revenue stream to increase relative contributions from its CONSOL Marine Terminal, metallurgical coal sales and other carbon products, resulting in a reduced exposure to the power generation coal markets.
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
We regularly evaluate our Greenfield Reserves and Resources to identify organic growth opportunities that we believe can add value to our business. As such, we announced the commencement of our Itmann No. 5 Mine project in May 2019, began development mining in April 2020, and commissioned a coal preparation plant and began operations during the third quarter of 2022. The Itmann No. 5 Mine adds a new metallurgical coal product stream to our mix of products. Our Greenfield Reserves and Resources associated with certain NAPP and CAPP properties provide additional potential organic growth opportunities in the metallurgical coal space, and our Greenfield Resources associated with the Mason Dixon and River Mine projects present potential organic growth opportunities or monetization opportunities to create value. Our management team has extensive experience in developing, operating and marketing a wide variety of coal assets and, we believe, is well qualified to evaluate organic and external growth opportunities. We plan to carefully weigh any capital investment decisions against alternate uses of the cash to help ensure we are delivering the most value to our stockholders.
We are also pursuing a variety of alternative and innovative uses of coal to diversify our business. These activities are led by CONSOL Innovations LLC, our wholly-owned subsidiary located in Triadelphia, WV, which is focused on creating long-term growth and diversification opportunities through sustainable innovations in the carbon products and materials markets. For example, in 2022, we acquired the remaining equity stake in CFOAM Corp. (“CFOAM”), which manufactures high-performance carbon foam products from coal that can be used in the aerospace, military, industrial and commercial product markets. In 2023, we acquired the assets of Touchstone Advanced Composites (“TAC”), an innovative composite tooling supplier for the aerospace industry that uses our CFOAM product. Also in 2023, we expanded our research and development activities that are focused on using coal and coal mining/preparation plant waste streams for battery applications, including the development of battery electrode materials.
We continue to partner with Ohio University, the U.S. Department of Energy and certain other industry partners on several projects to develop coal-derived materials that can potentially be used in applications such as engineered composite building materials and three-dimensional printing. Another initiative, our 21st Century Power Plant project, is also receiving funding from the Department of Energy to evaluate a next-generation power plant that would be fueled by waste coal and biomass and equipped with carbon dioxide (CO2) capture and storage to achieve net neutral or negative CO2 emissions. In addition, our Department of Energy-sponsored REMEDY project seeks to develop an efficient, safe and cost-effective technology for mitigation of mine ventilation air methane that, if successful, could have broader market applicability.
From time to time, we also evaluate investments in industries and sectors that are not related to coal but may provide long-term business opportunities that develop due to the potential energy transition efforts of various local, federal and international governments.

Opportunistically grow our presence in the industrial and metallurgical markets, while preserving coal sales to top-performing rail-served power plants in our core market areas
We plan to minimize our market risk and maximize realizations by continuing to focus on placing a growing portion of our production in the export markets, where we sell to industrial, metallurgical and power generation end-users. This approach provides us pricing upside when markets are strong and with volume stability when markets are weak. Of our 2023 sales tons, approximately 61% were sold to export markets and 39% were sold to domestic customers. Of our 2023 sales tons, 49% were sold in the electric power generation market, 39% were sold in the industrial market and 12% were sold in the metallurgical market. Comparatively, of our 2017 sales tons, approximately 32% were sold to export markets and 68% were sold to domestic customers. Of our 2017 sales tons, 82% were sold in the electric power generation market, 10% were sold in the industrial market and 8% were sold in the metallurgical market. Historically, the majority of our production was directed toward our established base of domestic power plant customers, many of which were secured through spot, annual or multi-year contracts.

Drive operational excellence through safety, compliance, and continuous improvement
We intend to continue focusing on our core values of safety, compliance and continuous improvement. We operate some of the most productive, lowest-cost underground mines in the coal industry, while simultaneously setting some of the industry’s highest standards for safety and compliance. Over the past five years, our PAMC Mine Safety and Health Administration (“MSHA”) total reportable incident rate was approximately 57% lower than the national average underground bituminous coal mine incident rate. Furthermore, our PAMC MSHA significant and substantial (“S&S”) citation rate per 100 inspection hours was approximately 88% lower than the industry’s average MSHA S&S citation rate over the twelve-month period ended December 31, 2023. We believe that our focus on safety and compliance promotes greater reliability in our operations, which fosters long-term customer relationships and lower operating costs that support higher margins. Consistent with our core value of continuous improvement, we have improved our productivity at the PAMC from 6.27 tons per employee hour to 7.40 tons per employee hour since 2015. We intend to continue to grow the economic competitiveness of our operations by proactively identifying, pursuing and implementing efficiency improvements and new technologies that can drive down unit costs without compromising safety or compliance.
Maintain Ability to Access Capital Markets
We have generated significant cash from operations since becoming a publicly-traded company, which has allowed us to opportunistically refinance and pay down our debt. The reduced indebtedness on our balance sheet and improved liquidity allow us to pursue attractive organic growth opportunities and acquisitions. We constantly seek to improve our capital market capacity to provide additional funds, if needed, to grow our business. We believe that CONSOL Energy can access capital markets to raise debt and equity financing from time to time depending on the market conditions. In connection with this, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) in February 2022 that allows us to issue an indeterminate amount of securities, including common stock, preferred stock, debt securities and warrants. This shelf registration statement is intended to provide us with increased financial flexibility and more efficient access to the capital markets.
Furthermore, we successfully accessed the municipal bond market in 2021 and borrowed the proceeds received from the sale of tax-exempt bonds issued by the Pennsylvania Economic Development Financing Authority in an aggregate principal amount of $75 million. In 2022, we amended and extended our revolving credit facility and accounts receivable securitization facility. In 2023, we again amended our revolving credit facility, which increased the available revolving commitments from $260 million to $355 million and provides for the Company's ability to increase the revolving commitments or issue term loans in an additional amount not to exceed $45 million and up to an aggregate total amount of $400 million. The secured incremental commitments of $95 million include commitments from multiple new lenders to the facility and upsized commitments from 60% of existing lenders.
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

Furthermore, our ability to enter into multi-year contracts with our longstanding customer base, as well as strategic industrial export customers, will enhance our ability to generate high margins in varied commodity price environments. We believe that these factors will help enable us to maintain higher margins per ton on average than our competitors and better position us to maintain profitability throughout commodity price cycles.
Extensive, High-Quality Reserve Base

The PAMC has extensive high-quality reserves of bituminous coal. We mine our reserves from the Pittsburgh No. 8 Coal Seam, which is a large contiguous formation of high-Btu coal that is ideal for high-productivity, low-cost longwall operations. As of December 31, 2023, the PAMC included 583.5 million tons of recoverable coal reserves that are sufficient to support more than 20 years of full-capacity production. The advantageous qualities of our coal enable us to compete for demand from a broader range of coal-fired power plants compared to mining operations in basins that typically produce coal with a comparatively lower heat content (ILB and the Powder River Basin (“PRB”)), higher sulfur content (ILB and most areas in NAPP) and higher chlorine content (certain areas of ILB). Our remaining reserves have an average as-received gross heat content of 12,972 Btu/lb, while production from the PRB, ILB, CAPP and the rest of NAPP averages approximately 8,700 Btu/lb, 11,200 Btu/lb, 12,000 Btu/lb and 12,400 Btu/lb, respectively (based on the average quality reported by the United States Energy Information Administration (the “EIA”) for U.S. power plant deliveries for the three years ended June 30, 2023). Moreover, our remaining reserves have an average sulfur content of 2.32%, while production from the ILB averages 2.95% sulfur and production from the rest of NAPP averages 3.32% sulfur (again, based on EIA power plant delivery data for the three years ended June 30, 2023). With our high Btu content and low-cost structure, our 2023 PAMC average cost of coal sold per ton was $1.67 on an mmBtu basis, which provides a strong foundation for competing against natural gas even after accounting for differences in delivered costs and power plant efficiencies. In addition to the substantial reserve base associated with the PAMC, our Itmann Mining Complex includes 28.4 million tons of recoverable coal reserves that are sufficient to support more than 30 years of full-capacity production, and our 1.3 billion tons of Greenfield Reserves and Resources in NAPP, CAPP and ILB feature both thermal and metallurgical reserves and resources and provide additional optionality for organic growth or monetization as market conditions allow.
World-Class, Well-Capitalized, Low-Cost Longwall Mining Complex
Based on production per employee, the PAMC is a productive and efficient coal mining complex in NAPP, averaging 7.50 tons of coal production per employee hour for the past two years. We believe our substantial capital investment in the PAMC will enable us to maintain high production volumes, low operating costs and a strong safety and environmental compliance record, which we believe are key to supporting stable financial performance and cash flows throughout business and commodity price cycles.
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

Strong, Well-Established Customer Base Supporting Contractual Volumes
We have a well-established and diverse customer base, comprised of export industrial customers, metallurgical end-users and domestic electric-power-producing companies. We have had success entering into multi-year coal sales agreements with our customers due to our longstanding relationships, reliability of production and delivery, competitive pricing and high coal quality. Approximately 96% of our sales in 2023 were to customer companies that were in our 2022 portfolio, and six of our top domestic power plant customers in 2023 (which are included in the ten plants to which we shipped approximately 500,000 tons or more of PAMC coal in 2023) have been in our portfolio for at least five consecutive years. In addition, to mitigate our exposure to coal-fired power plant retirements, we have strategically developed our customer base to include power plants that are economically positioned to continue operating for the foreseeable future and that are equipped with state-of-the-art environmental controls.

In addition to our robust domestic customer base, we also have a growing international customer base due to favorable access to seaborne coal markets and our strong relationships with leading coal trading, brokering and international coal end-users. We have grown our exports of coal to the seaborne markets from 8.3 million tons (or approximately 32% of our annual sales volume) in 2017 to 16.2 million tons (or approximately 61% of our annual sales volume) in 2023, including sales from both the PAMC and the Itmann Mining Complex.

Highly Experienced Management Team and Operating Team
Our management and operating teams have (i) significant expertise owning, developing and managing complex thermal and metallurgical coal mining operations, (ii) valuable relationships with customers, railroads and other participants across the coal industry, (iii) technical wherewithal and demonstrated success in developing new applications and customers for our coal products in industrial, metallurgical and power generation markets, and (iv) a proven track record of successfully financing, building, enhancing and managing coal assets in a reliable and cost-effective manner throughout all parts of the commodity cycle. We intend to leverage these qualities to continue to successfully develop our coal mining assets while efficiently and flexibly managing our operations to maximize operating cash flow and innovating to create long-term growth and diversification opportunities.
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
The Company's estimates of recoverable coal reserves and coal resources are estimated internally by professionals whom we believe to be competent, including engineers and geologists. These estimates are based on geologic data, coal ownership information and current and/or proposed operating plans. CONSOL’s recoverable coal reserves are proven and probable reserves that could be economically and legally extracted or produced at the time of the reserve determination, considering all material modifying factors. These estimates are periodically updated to reflect past coal production, updated mine plans, new exploration information, and other geologic or mining data. Acquisitions or dispositions of coal properties will also change these estimates. Changes in mining methods or preparation plant processes may increase or decrease the recovery basis for the estimates. The ability to update or modify the estimates of the Company's recoverable coal reserves is restricted to geologists and mining engineers whom we believe to be competent and material modifications recommended by such geologists or engineers are documented by the Company. The Company's estimates of recoverable coal reserves and coal resources, and supporting information, have been assessed by the John T. Boyd Company, a qualified person firm, which conforms to our requirements under subpart 1300 of Regulation S-K for qualified persons.

The information that follows relating to our individually material properties – PAMC, Itmann Mining Complex, Mason Dixon Mine, and River Mine – is derived, for the most part, from, and in some instances is an extract from, the technical report summaries (“TRSs”) relating to such properties prepared in compliance with Item 601(b)(96) and subpart 1300 of Regulation S-K by the John T. Boyd Company. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the TRSs, incorporated herein by reference, made a part of our 2021 Annual Report on Form 10-K and in part, updated within our 2022 Annual Report on Form 10-K.
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
The following tables provide a summary of all the Company's coal reserves and resources as of the end of the fiscal year ended December 31, 2023:
SUMMARY COAL RESERVES AT END OF THE
FISCAL YEAR ENDED DECEMBER 31, 2023

	Coal Reserves (tons in millions)
	Proven	Probable	Total
PAMC:
Bailey	56.9	80.5	137.4
Enlow Fork	214.5	33.5	248.0
Harvey	103.3	94.8	198.1
Total PAMC	374.7	208.8	583.5
Itmann Mining Complex	16.0	12.4	28.4
Other NAPP	3.6	19.7	23.3
Other CAPP	56.6	20.0	76.6
Total	450.9	260.9	711.8
SUMMARY COAL RESOURCES AT END OF THE
FISCAL YEAR ENDED DECEMBER 31, 2023

	Coal Resources (ton in millions)
	Measured	Indicated	Measured + Indicated	Inferred	Total

Mason Dixon Mine	106.6	158.4	265.0	8.9	273.9
River Mine	46.2	498.3	544.5	66.1	610.6
Other CAPP	44.3	66.3	110.6	1.9	112.5
Other ILB	106.6	137.7	244.3	0.6	244.9
Total	303.7	860.7	1,164.4	77.5	1,241.9

The following table classifies the Company's coal by type (thermal versus metallurgical). The table also classifies metallurgical coal as high, medium and low volatile, which is based on volatile matter content.
CONSOL Energy Recoverable Coal Reserves and Coal Resources
by Product (in Millions of Tons) as of December 31, 2023

Metallurgical	<1.0% Sulfur	>1.0% <1.5% Sulfur	>1.5% Sulfur	Total	Percent By Product
By Rank:
High Vol Bituminous	68.0	61.1	23.3	152.4	7.8%
Med Vol Bituminous	14.4	5.6	—	20.0	1.0%
Low Vol Bituminous	44.8	23.6	—	68.4	3.5%
Total Metallurgical	127.2	90.3	23.3	240.8	12.3%
Thermal	< 1.20 lbs. S02/MMBtu	> 1.20 < 2.50 lbs. S02/MMBtu	> 2.50 lbs. S02/MMBtu	Total	Percent By Product
By Region:
NAPP	—	—	1,468.0	1,468.0	75.2%
ILB	—	44.2	200.7	244.9	12.5%
Total Thermal	—	44.2	1,668.7	1,712.9	87.7%
Total	127.2	134.5	1,692.0	1,953.7	100.0%
Percent of Total	6.5%	6.9%	86.6%	100.0%
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

Pennsylvania Mining Complex
Pennsylvania Mining Complex. The Pennsylvania Mining Complex is located approximately 26 miles southwest of Pittsburgh, near the city of Washington and the borough of Waynesburg, all in Pennsylvania, and consists of three deep longwall mining operations - the Bailey Mine, the Enlow Fork Mine and the Harvey Mine - as well as a centralized preparation plant located at approximately 39°58’23.7” N latitude and 80°24’43.6” W longitude. The Company controls approximately 179,181 acres of mineral and/or surface rights as a complex collection of owned and/or leased tracts that range from less than an acre to several hundred acres in size covered by various coal deeds and coal lease agreements. Lease terms generally extend until all the coal is removed from the subject tract. Where applicable, royalty rates typically range from 3% to 8% of the gross sales price of the coal. The Company maintains the right to mine and remove almost all of the Pittsburgh Seam within the PAMC boundaries. As part of the PAMC, CONSOL controls surface rights to approximately 17,665 acres through fee simple ownership. This includes ownership of the property upon which the surface facilities for mine access, processing, storing, and shipping are located, as well as 3,509 permitted acres for coarse and fine refuse disposal facilities. Despite a lengthy ownership history dating back to the 1920s with the acquisition of certain coal leases by the Company’s predecessor, commercial operations at the PAMC did not begin until 1984. The total book value of the PAMC and its associated plant and equipment as of December 31, 2023 is approximately $1.4 billion.
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
Numerous permits are required by federal and state law for underground mining, coal preparation and related facilities, and other incidental activities. Permits generally require that the Company post a performance bond in an amount established by the regulatory program to: (1) provide assurance that any disturbance or liability created during mining operation is properly mitigated, and (2) assure that all regulation requirements of the permit are fully satisfied. As of December 31, 2023, the Company held more than $380 million in surety bonds to cover its obligations relating to mining and reclamation, mine subsidence, road repairs, stream restoration, water loss, and dam safety with respect to the PAMC.
Bailey Mine. As of December 31, 2023, the Bailey Mine’s assigned and accessible reserve base contained an aggregate of 137.4 million tons of clean recoverable coal with an average as-received gross heat content of approximately 12,937 Btu per pound and an approximate average pounds of sulfur dioxide per mmBtu of 3.86. The Bailey Mine is the first mine developed at the Pennsylvania Mining Complex. Construction of the slope and initial air shaft began in 1982. The slope development reached the coal seam at a depth of approximately 600 feet and, following development of the slope bottom, commercial coal production began in 1984. Longwall mining production commenced in 1985, and the second longwall was placed into operation in 1987. In 2010, a new slope and overland belt system was commissioned, which allowed a large percentage of the Bailey Mine to be sealed off. For the years ended December 31, 2023, 2022 and 2021, the Bailey Mine produced 11.2, 11.6 and 11.8 million tons of coal, respectively.
Enlow Fork Mine. As of December 31, 2023, the Enlow Fork Mine’s assigned and accessible reserve base contained an aggregate of 248.0 million tons of clean recoverable coal with an average as-received gross heat content of approximately 13,014 Btu per pound and an approximate average pounds of sulfur dioxide per mmBtu of 3.04. The Enlow Fork Mine is located directly north of the Bailey Mine. Initial underground development was started from the Bailey Mine while the Enlow Fork slope was being constructed. Once the slope bottom was developed and the slope belt became operational, seals were constructed to separate the two mines. Following development of the slope bottom, commercial coal production began in 1989. Longwall mining production commenced in 1991, and the second longwall came online in 1992. In 2014, a new slope and overland belt system was commissioned and a substantial portion of the Enlow Fork Mine was sealed. On April 14, 2020, the Company announced the temporary idling of the Enlow Fork Mine due to the weakness in coal demand and economic slowdown related to the COVID-19 pandemic, and only one of its longwalls was restarted during the third quarter of 2020. During the fourth quarter of 2022, the Enlow Fork's second longwall was restarted. For the years ended December 31, 2023, 2022 and 2021, the Enlow Fork Mine produced 8.7, 6.3 and 6.8 million tons of coal, respectively.

Harvey Mine. As of December 31, 2023, the Harvey Mine’s assigned and accessible reserve base contained an aggregate of 198.1 million tons of clean recoverable coal with an average as-received gross heat content of approximately 12,944 Btu per pound and an approximate average pounds of sulfur dioxide per mmBtu of 4.07. The Harvey Mine is located directly east of the Bailey and Enlow Fork Mines. Similar to the Enlow Fork Mine, the Harvey Mine was developed off of the Bailey Mine’s slope bottom. In order to separate the Harvey Mine from the existing Bailey Mine, seals were built around the original Bailey slope bottom, and the original slope was dedicated solely to the Harvey Mine. This transfer of infrastructure eliminated the need to make significant capital expenditures to develop, among other things, a new slope, airshaft and portal facility at the Harvey Mine. Development of the Harvey Mine began in 2009, and construction of the supporting surface facilities commenced in 2011. Longwall mining production commenced in March 2014. For the years ended December 31, 2023, 2022 and 2021, the Harvey Mine produced 6.2, 6.1 and 5.3 million tons of coal, respectively.
The following table sets forth additional information regarding the recoverable coal reserves at the Pennsylvania Mining Complex.
CONSOL ENERGY PENNSYLVANIA MINING COMPLEX
Recoverable Coal Reserves as of December 31, 2023 and 2022

	Reserve Class	As Received Heat Value (Btu/lb)	Owned	Leased	Recoverable Coal Reserves (As-Received)
Mine/Reserve		Range	(%)	(%)	Proven	Probable	12/31/2023	12/31/2022

PA Mining Operations
Bailey	Permitted	12,700 – 13,220	62%	38%	44.6	25.1	69.7	79.6
	Unpermitted	12,800 – 13,120	81%	19%	12.3	55.4	67.7	72.9
Enlow Fork	Permitted	12,670 – 13,330	100%	—%	63.8	6.1	69.9	80.3
	Unpermitted	12,670 – 13,250	98%	2%	150.7	27.4	178.1	181.2
Harvey	Permitted	12,960 – 13,190	100%	—%	17.5	1.4	18.9	24.6
	Unpermitted	12,720 – 13,110	93%	7%	85.8	93.4	179.2	183.5
Total Recoverable Coal Reserves					374.7	208.8	583.5	622.1
Itmann Mining Complex
Itmann No. 5 Mine. The Itmann No. 5 Mine is located in Wyoming County, West Virginia, approximately 2.5 miles northwest of the town of Itmann at approximately 37°35’23.65” N latitude and 81°27’14.43” W longitude. The Company controls approximately 20,224 contiguous acres of mining rights (comprising 270 tracts), by ownership or lease, to the Pocahontas 3 seam (P3) and the Pocahontas 4 seam (P4). The majority (95%) of the acreage is held under coal leases with lengthy terms that are subject to industry standard royalties. The total book value of the Itmann Mining Complex and its associated plant and equipment as of December 31, 2023 is approximately $104.6 million.
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
The mine accesses the P3 and P4 seams using a box cut drift entrance near an outcrop along Still Run Hollow. The P3 and P4 seams have been and continue to be mined extensively within the Appalachian coalfields of southern West Virginia and western Virginia, including the areas immediately surrounding the Itmann No. 5 reserves. As of December 31, 2023, the Itmann No. 5 Mine's assigned and accessible reserve base contained an aggregate of 28.0 million tons of clean recoverable coal, enough to allow for more than 30 years of full-capacity production. These reserves contain an approximate average quality on a dry basis of 0.98% sulfur, 7.2% ash, and 19.3% volatile matter. Development mining at the Itmann No. 5 Mine began in 2020. Coal from the Itmann No. 5 Mine is currently extracted by underground methods using 6 continuous miner units in 3 super sections to achieve expected future capacity of approximately 900 thousand clean tons per year. For the years ended December 31, 2023, 2022 and 2021, the Itmann No. 5 Mine produced 316 thousand, 164 thousand and 101 thousand tons of coal, respectively. Through July 2022, production from the Itmann No. 5 Mine was toll washed at a third-party preparation plant. The Itmann Mining Complex started up its own preparation plant and rail loadout during the third quarter of 2022, and the remainder of 2022 production was washed at this new facility and shipped via rail from the newly built loadout.
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
As of December 31, 2023, the Company held less than $1 million in surety bonds to cover its current obligations relating to mining and reclamation, mine subsidence, stream restoration, and water loss with respect to the Itmann No. 5 Mine, preparation plant facility and refuse area.
The following table sets forth additional information regarding the recoverable coal reserves at the Itmann Mining Complex.
CONSOL ENERGY ITMANN MINING COMPLEX
Recoverable Coal Reserves as of December 31, 2023 and 2022

		Moisture Free Quality (%)			Recoverable Coal Reserves (As-Received)
					Owned (%)	Leased%)	Tons in Millions
Mine/Reserve	Reserve Class	Sulfur	Ash	Vol			Proven	Probable	2023 Total	2022 Total

Itmann Mining Complex
Itmann No. 5	Permitted	0.97	8.4	18.5	—%	100%	3.4	0.9	4.3	4.6
Itmann No. 5	Unpermitted	0.98	7.0	19.4	9%	91%	12.2	11.5	23.7	23.7
Tug Fork[1]	Permitted	0.84	5.3	20.2	—%	100%	0.4	—	0.4	0.4
Total Recoverable Coal Reserves							16.0	12.4	28.4	28.7
1 Tug Fork is located approximately 35 miles southwest of the Itmann preparation plant and raw tons are accessible to the Itmann preparation plant via truck haul.
Non-Operating Reserves and Resources
Mason Dixon and River Mine
The Company’s Mason Dixon and River Mine properties are greenfield sites located in Greene County, Pennsylvania and Marshall, Monongalia, and Wetzel counties, West Virginia. Geographically, the center of the Mason Dixon and River Mine properties is located at approximately 39°40’02.77” N latitude and 80°34’20.61” W longitude. The properties comprise over 220 square miles within the NAPP coal-producing region of the eastern United States; as such, they are among the largest undeveloped Pittsburgh Seam properties. On December 31, 2023, the Company's estimated potentially underground minable thermal coal resources for Mason Dixon and River Mine were 273.9 million tons and 610.6 million tons, respectively. The total book value of the Mason Dixon and River Mine properties as of December 31, 2023 is approximately $57.4 million.

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
Other Properties
The Company also holds other greenfield recoverable coal reserves and coal resources located in NAPP, CAPP and ILB, which are not deemed individually material and had an estimated 457.3 million tons of recoverable coal reserves and coal resources. The Company’s estimate includes recoverable high-vol, mid-vol or low-vol metallurgical coal reserves and resources of 99.9 million tons and 112.5 million tons, respectively. Additionally, worldwide demand for metallurgical coal allows some of our recoverable coal reserves and resources, currently classified as thermal coal but that possess certain qualities, to be sold as metallurgical coal. The extent to which we can sell thermal coal as crossover metallurgical coal depends upon a number of factors, including the quality characteristics of the reserve, the specific quality requirements and constraints of the end-use customer and market conditions (which affect whether customers are compelled to substitute lower-quality crossover coal for higher-quality metallurgical coal in their blends to realize economic benefits).
The following tables set forth our non-operating recoverable coal reserves and coal resources by region.
CONSOL Energy Non-Operating Recoverable Coal Reserves and Coal Resources
as of December 31, 2023 and 2022

	As Received Heat Value (Btu/lb)	Owned (%)	Leased (%)	Recoverable Coal Reserves (As-Received)
Property				Proven	Probable	12/31/2023	12/31/2022
NAPP	11,400 – 13,400	100%	—%	3.6	19.7	23.3	23.3
CAPP	12,400 – 14,100	87%	13%	56.6	20.0	76.6	68.0
Total Non-Operating Reserves				60.2	39.7	99.9	91.3

	As Received Heat Value (Btu/lb)	Owned (%)	Leased (%)	Recoverable Coal Resources (As-Received)
Property				Measured	Indicated	Inferred	12/31/2023	12/31/2022
Mason Dixon Mine	12,250 – 13,060	96%	4%	106.6	158.4	8.9	273.9	273.9
River Mine	12,790 – 13,100	100%	—%	46.2	498.3	66.1	610.6	610.6
CAPP	12,400 – 14,100	67%	33%	44.3	66.3	1.9	112.5	121.8
ILB	11,600 – 12,000	75%	25%	106.6	137.7	0.6	244.9	315.9
Total Non-Operating Resources				303.7	860.7	77.5	1,241.9	1,322.2
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
The following table sets forth the total royalty tonnage and the amount of income (net of related expenses) we received from royalty payments for the years ended December 31, 2023, 2022 and 2021.

	Total Royalty Tonnage	Total Royalty Income *
Year	(in thousands)	(in thousands)
2023	1,179	$8,326
2022	1,030	$9,877
2021	1,675	$8,186
* Excludes advanced mining royalty payments received of $529, $381 and $475 during the years ended December 31, 2023, 2022 and 2021, respectively.
Royalty tonnage leased to third parties is not included in the amounts of produced tons that we report, nor is it included in our reported recoverable reserves and resources.
Production
In the year ended December 31, 2023, 98.8% of the Company's production came from underground mines equipped with longwall mining systems. The Company employs longwall mining techniques in its underground mines where the geology is favorable and reserves are sufficient, namely, in the three mines located at the PAMC. Underground longwall mining uses continuous mining units to develop the mains and gate roads for longwall panels. The longwall systems are highly mechanized, capital-intensive operations to efficiently extract coal within the longwall panels. Mines using longwall systems have a low variable cost structure compared with other types of mines and can achieve high productivity levels compared with those of other underground mining methods. Because the Company has substantial reserves readily suitable to these operations, the Company believes that these longwall mines can increase production volumes at a low incremental cost.
The following table shows the production, in millions of tons, for the Company's mines for the years ended December 31, 2023, 2022 and 2021, the location of each mine, the type of mine, the type of equipment used at each mine, method of transportation and the year each mine was established or acquired by us.

	Loadout Facility Location	Mine Type	Mining Equipment	Transportation	Tons Produced (in millions)			Year Established or Acquired
Mine					2023	2022	2021
PA Mining Operations
Bailey	Enon, PA	U	LW/CM	R R/B	11.2	11.6	11.8	1984
Enlow Fork	Enon, PA	U	LW/CM	R R/B	8.7	6.3	6.8	1989
Harvey	Enon, PA	U	LW/CM	R R/B	6.2	6.1	5.3	2014
Total					26.1	23.9	23.9

Itmann Mining Complex
Itmann No. 5 Mine	Itmann, WV	U	CM	T/R	0.3	0.2	0.1	2020

Total Company					26.4	24.1	24.0
Table may not sum due to rounding.

U	—	Underground
LW	—	Longwall
CM	—	Continuous Miner
R	—	Rail
R/B	—	Rail to Barge or Vessel
T/R	—	Truck to Rail

Coal Marketing and Sales
The following table sets forth tons sold and average realized coal revenue per ton sold for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
Total Coal Revenue (in millions)	$2,106	$2,019	$1,092
PA Mining Operations Tons Sold (in millions)	26.0	24.1	23.7
Average Realized Coal Revenue per Ton Sold – PA Mining Operations	$77.74	$69.89	$45.75
Itmann Mining Complex Tons Sold (in millions)	0.5	0.2	0.1
Coal Revenue per Ton Sold – Itmann Mining Complex	$158.71	$219.44	$70.40
We sell coal produced by our mines and additional coal that is purchased by us from other producers. Approximately 32% of our 2023 coal revenue was from U.S. electric generators, 66% of our 2023 coal revenue was from export markets and 2% of our 2023 coal revenue was from other domestic customers. Approximately 45% of our 2022 coal revenue was from U.S. electric generators, 53% of our 2022 coal revenue was from export markets and 2% of our 2022 coal revenue was from other domestic customers. Approximately 50% of our 2021 coal revenue was from U.S. electric generators, 46% of our 2021 coal revenue was from export markets and 4% of our 2021 coal revenue was from other domestic customers.
We had sales to approximately 50 customers from our coal operations during the past two years. During 2023, two customers each comprised over 10% of our total sales, aggregating approximately 23% of our total sales. During 2022, two customers each comprised over 10% of our total sales, aggregating approximately 30% of our total sales.
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

Of our 2023 sales tons, approximately 61% were sold to export markets and 39% were sold to domestic customers. Of our 2023 sales tons, 49% were sold in the electric power generation market, 39% were sold in the industrial market and 12% were sold in the metallurgical market.

During the past two years, on realized coal revenue, a non-GAAP financial measure, of $2.0 billion in 2023 and $1.7 billion in 2022, our average realized coal revenue per ton sold, a non-GAAP financial measure, for coal produced from the PAMC was $77.74/ton in 2023 and $69.89/ton in 2022. Please see the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations - How We Evaluate Our Operations” for a reconciliation of realized coal revenue and average realized coal revenue per ton sold to total coal revenue, the most directly comparable measure calculated in accordance with GAAP. Pricing for our product depends strongly on conditions in the domestic and international thermal and metallurgical coal markets.

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

Similarly, imbalances in global supply and demand for energy fuels can cause substantial variability in pricing in the export markets we serve, which include industrial, metallurgical and power generation applications. The prices we are able to achieve in these export markets depend on a number of factors, including: (i) the supply-demand balance of seaborne thermal coal, specifically high calorific value coals, (ii) the supply-demand balance of seaborne metallurgical coal, (iii) prices for other competing sources of energy used in certain industrial applications, such as petroleum coke and metallurgical coal, (iv) prices for other competing sources of energy used for electricity generation, such as natural gas, (v) prices for other export coals that compete in these same markets, and (vi) pricing under our longer-term contracts, which may have been entered into under different market conditions.

Terminal Services
In 2023, approximately 19.0 million tons of coal were shipped through the CONSOL Marine Terminal owned by our subsidiary, CONSOL Marine Terminals LLC. Approximately 84% of the tonnage shipped was produced by the Pennsylvania Mining Complex. The terminal can either store coal or load coal directly into vessels from rail cars. It is also the only major coal terminal located on the east coast of the United States served by two railroads, Norfolk Southern and CSX. The CONSOL Marine Terminal has storage capacity of 1.1 million tons with more than thirty acres of capacity for stockpiles. The facility possesses blending capabilities, and it has transloaded approximately 13.9 million tons of coal per year on average over the past five years, with a throughput capacity of approximately 20 million tons.
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
The most important factors on which we compete are coal price, coal quality and characteristics, transportation costs and reliability of supply. Demand for coal and the prices that we will be able to obtain for our coal are closely linked to coal consumption patterns of international coal consumers and the domestic electric generation industry. These coal consumption patterns are influenced by many factors that are beyond our control, including demand for electricity, which is significantly dependent upon economic activity and summer and winter temperatures, government regulation, technological developments and the location, quality, price and availability of competing fuel sources.
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
Human Capital Management
As of December 31, 2023, we had 2,020 employees, of which 40 CONSOL Marine Terminal employees were represented by a collective bargaining agreement. We believe our efforts in managing our workforce have been effective, evidenced by a strong culture and a good relationship between the Company and our employees.
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
Talent. Through our long operating history and experience with technological innovation, we appreciate the importance of retention, growth and development of our employees. Our approach to talent is to both develop talent from within and supplement with external hires. We believe this method has yielded loyalty and commitment in our employee base, which in turn grows our business, while at the same time, adding new employees and external ideas supports a continuous improvement mindset and contributes to our goals of having a diverse and inclusive workforce. We believe that having approximately 43% of the Company's workforce with at least 10 years of company service coupled with our average voluntary retention rate of 89% as of the end of fiscal year 2023 reflects the engagement of our employees.
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
Employee Development. The Company provides its employees with tools and development resources to enhance their skills and careers at the Company, including (i) encouraging employees to discuss their professional development and identify interests or possible cross-training areas during annual performance reviews with their supervisors, (ii) providing a tuition aid program for educational pursuits related to present work or possible future positions, (iii) providing talent review and succession planning, and (iv) providing opportunities for on-the-job growth, through stretch assignments or temporary projects outside of an employee's typical responsibilities.
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
In recent years, multiple regulations impacting our operations, or our customers' operations, have been subject to revision, repeal and judicial challenge. However, the extent to which these regulations will take effect or survive future presidential administrations is uncertain. In addition, presidential administrations, including the Biden Administration, could, independent of the regulatory process, issue Executive Orders or other Presidential Directives having the force of law that could immediately impact our business or our customers' business. For example, pursuant to the Executive Order on Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis (“Environment Executive Order”), which was issued in January 2021, President Biden directed the heads of all federal agencies to review “all existing regulations, orders, guidance documents, policies, and any other similar agency actions promulgated, issued, or adopted” during the Trump Administration for consistency with the policies established in the new Biden Administration order. Implementation of the Environment Executive Order is ongoing, with multiple rulemakings expected to continue in 2024. Reversal or reinstatement of earlier regulations, or other presidential executive action, could impact our ability to obtain, maintain or renew permits, could reduce fossil fuels' share of power generating capacity, could expedite the retirements of fossil fuel-fired electric generating units, or could reduce the demand for our product in metallurgical and industrial markets, which could have a material adverse effect on our business, financial condition and results of operations.
Environmental Laws
Clean Air Act. The federal Clean Air Act (“CAA”) and corresponding state and local laws and regulations affect multiple aspects of our business, both directly and indirectly. The CAA directly impacts our coal mining and coal export operations through permitting and emission control requirements for the construction, modification or expansion of certain facilities. Indirectly, the CAA affects the U.S. coal industry by extensively regulating the air emissions of coal-fired electric power generating plants or other industrial facilities operated by our customers.
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
Mercury and Air Toxics Standards Rule. In 2012, the United States Environmental Protection Agency (“EPA”) promulgated or finalized several rules for National Emission Standards for Hazardous Air Pollutants (“NESHAPs”) for new and existing coal-fueled and oil-fueled electric generating plants. The EPA's 2012 Mercury and Air Toxics Standards rule (“MATS Rule”) imposed MACT emissions limitations on Hazardous Air Pollutants (“HAPs”), such as mercury, acid gas HAPs, HAP metals and organic HAPs, for applicable facilities. The rule was challenged, and ultimately rejected by the U.S. Supreme Court in 2015, for failing to consider the costs imposed by the MATS Rule. In 2020, the EPA published the MATS Reconsideration Rule as final, reaffirming the agency's “appropriate and necessary” conclusion while retaining coal- and oil-fired power plants on the list of affected source categories and maintaining existing emission limits for mercury and other HAPs. The final rule was subject to legal challenge in multiple cases before the D.C. Circuit. In February 2022, the EPA published its proposed rule revoking the 2020 MATS Reconsideration Rule and reaffirming the “appropriate and necessary” supplemental finding, with a final rule published in 2023. Separately, the EPA published a notice of proposed rulemaking (“NPRM”) suspending, revising, or rescinding the rule's risk and technology review (“RTR”) in April 2023, with a final rulemaking expected in 2024. Any emissions limitations in the final rule or similar future rulemakings could require our customers to incur significant capital costs associated with installation of emissions control technologies, which could negatively affect the demand and prices for our coal, our business and results of operations.
National Ambient Air Quality Standards. The CAA requires the EPA to set National Ambient Air Quality Standards (“NAAQS”) for six “criteria pollutants” (including particulate matter (“PM”), nitrogen oxides (“NOx”), ozone, sulfur dioxide (“SO2”), lead and carbon monoxide) considered harmful to public health and the environment and to review these standards every five years. Areas that are not in compliance with these standards are considered “non-attainment areas.” The designation of new non-attainment areas could prompt local changes to permitting or emissions control requirements, as prescribed by federally mandated state implementation plans (“SIPs”) that require emission source identification and emission reduction plans. In 2020, the EPA finalized decisions to retain the 2015 NAAQS for ozone and PM; however, both decisions were subject to legal challenge. Related to the ozone NAAQS, in August 2023, the EPA announced that it would not complete its reconsideration of the 2020 decision to retain the NAAQS but would instead begin a new review of the ozone NAAQS that would incorporate the latest science. This new review will be ongoing throughout 2024, and the EPA has not said when it expects to issue a NPRM. Related to the PM NAAQS, in January 2023, the EPA published a NPRM revising and restricting the primary (public health-based) standard for fine particulate matter (“PM2.5”) with a final rule expected in 2024. In addition, rulemakings restricting the secondary (public welfare) NAAQS standards for NOx, SO2 and PM are expected in 2024. Final rules may trigger new nonattainment areas that would result in more stringent SIPs that require significant investment in emissions control technologies associated with our or our customers' operations, and could adversely affect our costs and the demand for our coal.
Cross-State Air Pollution Rule/Good Neighbor Plan. The Cross-State Air Pollution Rule (“CSAPR”), originally finalized in 2011, required the District of Columbia and 27 upwind states to limit emissions from electricity generating units (“EGUs”) that “contribute significantly” to ozone or fine particulate matter emissions in downwind states. The Final CSAPR Update for the 2008 Ozone NAAQS was published by the EPA in 2016 and imposed requirements to reduce emissions of NOx, an ozone precursor, in 22 states. Following litigation in the D.C. Circuit, the rule was remanded back to the EPA. To address the remand, the EPA published the Final Revised CSAPR Update Rule for the 2008 Ozone NAAQS in 2021. The 2021 rule established new, or amended existing, Federal Implementation Plans (“FIPs”) imposing further reductions of NOx emissions in 12 states.
In February 2023, the EPA issued its Final Disapproval of SIPs submitted by 21 states pursuant to the “good neighbor” provisions of the 2015 Ozone NAAQS. The EPA's determination was challenged by several states in the respective jurisdictions' federal court of appeals, and litigation is ongoing. Following these SIP disapprovals, in June 2023, the EPA published the final Federal Good Neighbor Plan for the 2015 Ozone NAAQS, which applies to fossil fuel EGUs in 22 states (beginning in 2023) and industrial facilities in 20 states (beginning in 2023). The 2023 Good Neighbor Plan, which modifies the CSAPR trading program for EGUs, requires participation in a revised NOx allowance trading plan as well as operation of existing, and installation of new, emissions control technologies. The 2023 Good Neighbor Plan is subject to multiple legal challenges and in February 2024, the Supreme Court will hear oral arguments on whether to stay the rule while challenges continue. As a result of the CSAPR, the Good Neighbor Plan and related rulemakings, our customers could incur significant compliance costs that may lead to accelerated EGU closures or fuel switching, which could adversely affect the demand for our coal.
Emission Guidelines for Greenhouse Gas Emissions from Existing Fossil Fuel-Fired Electricity Utility Generating Units under CAA Section 111(d). In October 2015, the EPA published a final rule under section 111(d) of the CAA known as the Clean Power Plan (“CPP”), which required states to create systems that reduce carbon dioxide (“CO2”) emissions from existing fossil fuel-fired EGUs by 28% in 2025 and 32% in 2030, compared to 2005 levels. The CPP was subject to numerous legal challenges and was stayed by the U.S. Supreme Court, pending the D.C. Circuit's review of the rule. The D.C. Circuit never reviewed the CPP because the EPA decided to reconsider it.
Following its reconsideration of the CPP, in July 2019, the EPA published the Affordable Clean Energy (“ACE”) rule which repealed the CPP and established greenhouse gas (“GHG”) guidelines for states to use when developing plans to limit CO2 emissions from coal-fired EGUs. The ACE rule provided that heat rate efficiency improvements are the Best System of Emission Reduction (“BSER”) for coal-fired electric utility sources under the CAA, directed states to develop specific SIPs to implement the rule, and revised CAA section 111(d) regulations to give states greater authority regarding these plans. Several states and public interest groups filed petitions seeking review and reconsideration of the ACE rule. In March 2021, the D.C. Circuit issued its partial mandate vacating the ACE rule but leaving the CPP Repeal intact to allow time for the EPA to issue a new rule under section 111(d). Separately, the Supreme Court agreed to hear four consolidated legal appeals to the D.C. Circuit decision striking down the ACE rule. In June 2022, the Supreme Court issued its decision reversing the D.C. Circuit's ruling and limiting expansive interpretations of the EPA's authority under Section 111 of the CAA, while generally upholding the EPA's authority to regulate GHGs as air pollutants and remanding the case for further proceedings.

On May 23, 2023, the EPA published a NPRM repealing the ACE Rule and promulgating GHG emission guidelines for existing fossil fuel-fired EGUs. A supplemental NPRM was published on November 20, 2023, with a final rule expected to follow in April 2024. If the proposed emission guidelines are finalized, fossil fuel-fired EGUs may be required to make substantial capital investment in technologies such as Carbon Capture and Storage (“CCS”) or the co-firing of natural gas with coal. Alternatively, to avoid these capital investments, EGU owners and operators can accelerate the closure of existing power plants or agree to curtail their use. Such actions could negatively affect the demand and prices for our coal, thereby having a material adverse impact on our business and results of operations.
New Source Performance Standards (“NSPS”) for Greenhouse Gas Emissions from New, Modified, or Reconstructed Fossil Fuel-Fired EGUs Under CAA Section 111(b). In October 2015, the EPA published a final rule limiting CO2 emissions from new, modified and reconstructed fossil fuel-fired EGUs under section 111(b) of the CAA and identifying partial CCS as BSER. The rule was subject to numerous legal challenges in the D.C. Circuit that continue to be held in abeyance pending the EPA's review of the rule. In December 2018, the EPA published a proposed rule proposing to change its BSER determination from partial CCS to use of a supercritical boiler but the EPA never took final action on that proposal. In January 2021, the EPA finalized its “Pollutant Specific Significant Contribution Finding (“SCF”) for Greenhouse Gas Emissions from New, Modified and Reconstructed Electric Utility Generating Units” rule, concluding that the EGU source category GHG emissions are significant and warrant regulation. Although the SCF rule was subsequently challenged in court, the case was ultimately vacated because Congress revoked the rule through the Congressional Review Act in June 2021. On May 23, 2023, the EPA published a NPRM proposing to retain the NSPS for coal-fired EGUs that was promulgated in 2015 and was based on partial CCS. While no new coal-fired power stations are currently under construction in the U.S., promulgation of rules limiting CO2 emissions or requiring deployment of advanced technologies such as CCS will promote continuation of this trend. A lack of investment in construction, modification or reconstruction of coal-fired EGUs could negatively affect the demand and prices for our coal, thereby having a material adverse impact on our business and results of operations.
Global Climate Change
Our customers' consumption of the coal we produce results in the emission of GHGs, particularly CO2. During operations, our coal mines release methane, a GHG, to promote a safe working environment for our miners underground. GHGs are believed to contribute to warming of the earth’s atmosphere and other climatic changes. As a result, global climate change initiatives, including imposition of taxes or fees and promulgation of regulations intended to reduce GHG emissions, have and are expected to continue to result in (i) the decreased utilization or accelerated closure of existing coal-fired EGUs, (ii) the increased utilization of alternative fuels or generating systems, (iii) a reduction or elimination of new coal-fired power plant construction in certain countries, or (iv) the advancement of technologies aimed toward replacing or minimizing the use of coal in industrial or metallurgical processes. Additionally, regulations intended to limit or reduce emissions of methane from coal mines (discussed below) could have a direct impact on our results of operations.
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
The U.S. House Select Committee on the Climate Crisis released its report, known as The Climate Crisis Action Plan, in June 2020, followed by a report from the Senate Democrats' Special Committee on the Climate Crisis, titled “The Case for Climate Action,” in August 2020. Both reports call for the U.S. to achieve net-zero emissions no later than 2050. In addition, the U.S. Global Change Research Program, a consortium of governmental departments and agencies, released the Fifth National Climate Assessment (“NCA”) on November 14, 2023. The NCA is a congressionally mandated report, to be completed every four years as mandated under the Global Change Research Act of 1990. The report summarizes observed effects of increasing GHG concentrations on U.S. weather and climate, while identifying certain measures that could reduce climate-related risks. While no regulatory actions have been issued as a result, the NCA, legislative committee or similar reports could be relied upon to justify policy or executive action in the future.
For example, since assuming office, President Biden has signed multiple Executive Orders (EO) aimed at utilizing a whole-of-government approach to address climate change. EO 14008: Tackling the Climate Crisis at Home and Abroad, signed in January 2021, includes provisions supporting an end to international financing of fossil fuel-based energy and seeks a reduction in climate pollution from every sector of the economy. EO 14057: Catalyzing Clean Energy Industries and Jobs Through Federal Sustainability, signed in December 2021, emphasizes federal actions to support a carbon pollution free electricity sector by 2035 and seeks to achieve net zero emissions economy wide no later than 2050. Regulations, policies and uncertainty regarding the future course of these actions could immediately impact our business or our customers' businesses and could eventually reduce the overall demand for our coal.

Since 2011, the EPA has required active underground coal mines and certain support facilities exceeding a minimum GHG emission threshold, including our operations, to report annual emissions to the EPA under the Mandatory GHG Reporting Rule. These emissions are not currently regulated by the EPA. Previous petitions and judicial challenges seeking to compel the EPA to classify coal mines as stationary sources appropriate for regulation have been unsuccessful to date. If the EPA were to regulate coal mine methane emissions in the future, we may be required to install additional pollution control devices, pay fees or taxes for our emissions, or incur expenses associated with the purchase of emissions credits in order to continue operation. Alternatively, we may need to curtail coal production. The magnitude of impact on our operations, capital expenditures, financial condition or cash flows would be dependent on the structure of any final regulation and the degree of emission reduction prescribed. In June 2022, the EPA published a NPRM amending certain provisions of the Mandatory GHG Reporting Rule, with a supplemental NPRM published in May 2023. A final rulemaking is expected to follow in April 2024.
Separately, in April 2022, the SEC published a proposed rulemaking that would require registrants to disclose certain climate-related information in their registration statements and annual reports. The proposed rule prescribes disclosure of climate-related risks that are reasonably likely to have a material impact on a business, results of operations or financial condition, including, but not limited to, certain climate-related financial metrics, an accounting of direct and indirect GHG emissions and details of climate change targets and goals. The final rulemaking is expected to be published in 2024. In October 2023, California enacted a series of laws known collectively as the California Climate Accountability Package that requires disclosure of climate-related risks and an accounting of direct and indirect GHG emissions that applies to companies that do business in California and have revenue over certain thresholds. The California law is expected to apply to many companies in the U.S. In addition to challenges related to compliance burden and a lack of standardized quantification methods, climate disclosure rules like the SEC's proposed rule and the California laws could proliferate investment bias and practices by investors and financial institutions to exclude our securities from investment portfolios or increase our cost of capital, regardless of the Company's results, strategy or financial performance.
In the absence of sweeping federal legislation on GHG emissions in the United States, a number of states, governors, mayors and businesses have committed to broad goals for GHG reductions or requirements to deploy carbon-free or renewable sources of electricity. Such goals include those announced by multiple domestic utilities, including some of our customers, pledging to substantially reduce or to achieve net zero GHG emissions, to accelerate closure of existing coal-fired power generating stations, or to increase generating capacity from renewable sources. These goals could ultimately affect the demand and prices for our coal, as these customers seek to achieve such goals over time. At the state level, in October 2019, Pennsylvania Governor Tom Wolf issued an Executive Order, “Commonwealth Leadership in Addressing Climate Change through Electric Sector Emissions Reductions,” directing the state’s Department of Environmental Protection to begin a rulemaking process that would allow Pennsylvania to join the Regional Greenhouse Gas Initiative (“RGGI”). RGGI is a mandatory cap-and-trade program among 10 northeastern states to reduce CO2 emissions from the power sector. Similar to other mandatory cap-and-trade initiatives, such as California's cap-and-trade program, RGGI seeks to limit CO2 emissions annually, in order to achieve a prescribed long-term emissions reduction target. In cap-and-trade scenarios, power generators or other GHG emitters are required to purchase allowances, available through auction or a secondary market, that are equal to one ton of CO2 emissions, thereby increasing the cost of electric power generation and incentivizing the power generator to limit their CO2 emissions by combusting fewer fossil fuels, including coal.
In response to the Governor's Order, the Pennsylvania Environmental Quality Board (“PAEQB”) published a proposed rulemaking in November 2020 to establish the Commonwealth's participation in RGGI and to institute a CO2 budget trading program limiting emissions from fossil fuel-fired EGUs with a minimum nameplate capacity of 25 megawatts (“MWe”). In 2021, the PAEQB and the Pennsylvania Independent Regulatory Review Commission (“IRRC”) subsequently voted to adopt the regulation, which was published as final in April 2022 and was subject to immediate legal challenge. On November 1, 2023, the Pennsylvania Commonwealth Court issued its decision striking down Pennsylvania's participation in RGGI and determining that RGGI constitutes an illegal tax under the Pennsylvania Constitution. Following this decision, on November 21, 2023, Governor Josh Shapiro announced that the state will appeal the Commonwealth Court's decision. If allowed to proceed, the proposed Pennsylvania CO2 Budget Trading Program regulation could result in decreased demand or decreased prices for our domestic coal in the Commonwealth of Pennsylvania. Additional CO2 cap-and-trade programs, carbon taxes, or other regulatory and policy regimes, whether state, federal or international in nature, or similar business or customer-focused voluntary climate and GHG emission reduction goals could affect the future market for coal and lower overall coal demand.
At both the state and federal levels, environmental organizations, third parties and regulators have challenged permitting actions associated with new fossil fuel infrastructure, power plants, pipelines and shipping terminals, citing GHG emissions, the uncertainty surrounding the economic viability of these projects under future laws limiting CO2 emissions, or the failure to account for their climate change impacts. Challenges such as these could result in litigation, limit operational expansion efforts, create permitting delays or restrict coal shipments, any of which could materially impact production, cash flow and results of operations.

Foreign governments, including the European Union and member countries, have adopted regulations governing GHG emissions. Independent of regulation, the Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change (“UNFCCC”) became effective in 2005 and established a binding GHG emission reduction requirement for developed countries. The Kyoto Protocol has never been ratified by the U.S. Senate. Similarly, in December 2015, the U.S. and approximately 200 nations signed the international Paris Agreement, making voluntary commitments to limit or reduce GHG emissions in order to limit global warming below 2 degrees Celsius from temperatures in the pre-industrial era. After the Trump Administration announced the United States' withdrawal from the agreement in 2017, President Biden signed an Executive Order in January 2021 bringing the United States back into the Paris Agreement as an official party. The UNFCCC convened its 26th Conference of the Parties (“COP26”) in November 2021, and ultimately enacted the Glasgow Climate Pact to establish a framework for the voluntary international cooperation of countries to reduce GHG emissions and meet nationally determined contributions (“NDCs”) to the Paris Agreement's goals. The Pact was reaffirmed during the UNFCCC's COP27 in November 2022 and further memorialized with ratification of the UAE Consensus at the UNFCCC's COP28 in December 2023. Under the Consensus, signatories are called upon to achieve a 43% reduction in GHG emissions by 2030 (compared to 2019 levels) through actions such as the accelerated phase-down of unabated coal power and other measures that drive the transition away from fossil fuels in energy systems. As a result, nations are expected to revise and develop ambitious economy-wide NDCs by 2025, including plans to accelerate targets aligned with the Paris Agreement's temperature goals.
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
Clean Water Act
The federal Clean Water Act (“CWA”) and corresponding state laws affect our coal and export terminal operations by regulating discharges into certain waters. CWA permits - issued either by the EPA or an analogous state agency - typically require regular monitoring and compliance with limitations on defined pollutants and reporting requirements. Specific to the Company's operations, CWA permits and corresponding state laws at times include, among other requirements, (i) treatment of discharges from coal mining properties for non-traditional pollutants, such as chlorides, sulfates, selenium and dissolved solids and (ii) mandates to dispose of wastes at approved disposal facilities.
Under the CWA, citizens may sue permit holders for alleged discharges of pollutants not explicitly limited by permits issued pursuant to the National Pollutant Discharge Elimination System (“NPDES”). Citizens may also sue to enforce NPDES permit requirements. Since 2012, multiple citizen suits have been filed against various coal operators, alleging violations of numeric and narrative water quality standards that broadly prohibit effects to aquatic life. While the outcome of these suits cannot be predicted, the suits seek penalties and injunctive relief that could limit future discharges or require installation of capital intensive water treatment technologies that have high operating costs. Additional CWA requirements that could directly or indirectly affect our operations are summarized below.
Dredge and Fill Permits Under CWA Sections 401 and 404. In order to obtain a permit for certain coal mining activities, such as the construction of coal refuse areas and slurry impoundments that may result in impacts to waters of the United States, an operator may need to obtain a permit for the discharge of fill material from the Army Corps of Engineers (“ACOE”) under Section 404 of the CWA. In July 2023, the EPA proposed revisions to Section 404 Tribal and State Program Regulations, intending to streamline and clarify the requirements and steps necessary for states and Tribes to assume and administer programs protecting waterways from discharges of dredged or fill materials without a permit. The public comment period for the proposed rule closed in October 2023, and the final rule has not been issued. Currently, there are three states (Michigan, New Jersey and Florida), and no Tribes, that administer an approved Section 404 program. If the final rule is issued, more states and Tribes could implement their own dredge and fill management programs. Additional state or Tribal programs could result in our operations experiencing permitting delays or disapprovals or litigation, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Alternatively, for specific categories of activities determined to have minimal effects, the Company may be required to comply with Nationwide Permits from the ACOE. Through the CWA Section 401 Certification Program, state regulators have approval authority over federal permits authorizing discharges in state waters or impacts to aquatic resources and must certify that the activity will comply with water quality standards or other applicable requirements. In 2020, the EPA issued the 2020 CWA Section 401 Certification Rule, intending to clarify the scope of state regulatory authority and, under certain circumstances, allowing the EPA to certify projects regardless of state objection. The rule was vacated by the U.S. District Court for the Northern District of California in October 2021. In June 2022, the EPA published a proposed revised section 401 certification rule expanding the role of states, territories and Tribes in the certification process. The final 2023 CWA Section 401 Water Quality Certification Improvement Rule became effective on November 27, 2023 but has been challenged by states and regulated entities in ongoing litigation to enjoin its enforcement. As a result of the requirement to receive explicit authorization from the ACOE and the corresponding state regulatory authority before proceeding with certain mining or export terminal activities, our operations could experience permitting delays or disapprovals or could be subject to litigation, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Definition of Waters of the United States. In June 2015, the EPA issued a rule to clarify which waterways are subject to federal jurisdiction under the CWA, known as the Clean Water Rule. The rule was ultimately blocked by a federal appeals court and in 2020, the EPA and the ACOE published the Navigable Waters Protection Rule (“NWPR”) to revise the definition of “Waters of the United States” (“WOTUS”) and to redefine which waterbodies are subject to federal jurisdiction. The NWPR was vacated by multiple U.S. District Courts and in January 2023, the EPA and the ACOE issued a final rule redefining WOTUS in a manner generally consistent with the pre-2015 framework. On May 25, 2023, the Supreme Court issued its decision in Sackett v. EPA, which narrowed federal jurisdiction over land and water features. On August 29, 2023, the EPA and the ACOE issued a final rule to amend the 2023 “Revised Definition of Waters of the United States” and conform with the Sackett decision (the “Conforming Rule”). The Conforming Rule took effect immediately upon publication on September 8, 2023. However, the Conforming Rule itself does not define certain language from the Supreme Court's ruling, and could be expanded or face additional legal challenges in the future. Further revisions to the definition of WOTUS could impose additional permitting obligations or restrictions, require enhanced mitigation, or cause the Company to modify its operations, any of which could result in delayed permit approval timeframes or increased operational costs and compliance burden.
Water Discharge Permits. Additionally, the Company must obtain NPDES permits from the appropriate state or federal permitting authority under Section 402 of the CWA. These permits establish effluent limitations for discharges to receiving waters that are protective of water quality standards. For discharges to receiving waters that are classified as either high-quality or impaired, stringent restrictions are established to ensure anti-degradation and compliance with water quality standards. Permitting such discharges under NPDES could increase the cost, time and difficulty of complying with permit requirements, and may warrant costly treatment that could affect our operations.
On September 26, 2023, The Sierra Club and several other environmental organizations filed a Petition for Rulemaking to Establish a Nationwide NPDES Permit for Uncovered Railcars Transporting Coal Pursuant to 33 U.S.C. § 1342(a). Should this Petition result in final rulemaking, it could impose permitting obligations or restrictions on our rail partners and could impact the time and costs associated with the transportation of our coal.
Effluent Limitations Guidelines for the Steam Electric Power Generating Industry. The 2015 Effluent Limitations Guidelines and Standards (“ELG”) rule established the first federal limits on the levels of toxic metals in various power plant wastewater discharges and set zero-discharge requirements for certain waste streams. The rule was subject to legal challenge and certain portions of the rule were vacated by the U.S. Court of Appeals for the Fifth Circuit in 2019. Revisions to the 2015 ELG rule were published in October 2020 and established a voluntary incentive program which provides power plants until December 31, 2028 to (i) retire or (ii) implement changes required to achieve compliance with stringent effluent limits and standards. The rule is expected to significantly increase compliance costs for many coal-fired power plants and as a result, could accelerate facility closures. Certain domestic utilities, including some of our current customers, have announced plans to retire certain coal-fired power plants by 2028 as a result of the ELG rule. In August 2021, the EPA announced its intention to undertake a supplemental rulemaking and on March 29, 2023, the EPA published the proposed Supplemental ELG Rule, which further restricts the ELGs established by the 2020 ELG Reconsideration Rule and incorporates limitations for additional waste streams that were previously excluded. A final rule is expected to be published in April 2024.

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
Under federal and state laws, including SMCRA, we are required to obtain surety bonds or other acceptable security to secure payment of our long-term obligations, including mine closure and reclamation, mine water treatment, federal and state workers’ compensation costs, coal leases, or other miscellaneous obligations. Surety bonds are typically renewable on a yearly basis, and it is possible that surety bond issuers may refuse to renew bonds or may demand additional collateral therefor. Over the past few years, the surety markets have been increasingly challenging, particularly for coal companies. We have experienced rising premiums, reduced coverage and/or fewer providers willing to underwrite policies and surety bonds. Terms have generally become unfavorable, including increases in the amount of collateral required to secure surety bonds. However, more recently, we have seen insurance rates stabilize and even decrease on certain lines of coverage, as new insurance carriers have entered the market, although there is no assurance that this stabilization or decrease will be sustained or continued. Any failure to maintain, or our inability to acquire, surety bonds required by state and federal laws or the related collateral required by bond issuers, could have a material adverse effect on our ability to produce coal, adversely affecting our business, financial condition, liquidity, results of operations and cash flows. As of December 31, 2023, we posted an aggregated $524 million in surety bonds for reclamation purposes, as well as approximately $140 million in surety bonds, cash, and letters of credit to secure other obligations including workers compensation, coal lease and other obligations.
In addition, SMCRA imposes a reclamation fee on all current mining operations, the proceeds of which are deposited in the Abandoned Mine Reclamation Fund, which is used to restore mine lands mined, closed or abandoned before SMCRA’s adoption in 1977, and to pay health care benefit costs of orphan beneficiaries of the Combined Fund created by the Coal Industry Retiree Health Benefit Act of 1992. The current fee is $0.096 per ton for underground mined coal and became effective in October 2021. We recognized expense related to Abandoned Mine Reclamation Fund fees of $2 million for the year ended December 31, 2023.
Endangered Species Act. The federal Endangered Species Act (“ESA”) and other related federal and state statutes protect species that have been classified as endangered or threatened with possible extinction, or other protective designations. A number of species native to our operating areas are protected under the ESA or other related laws and regulations. Protection of these species could prohibit or delay authorization of mining activities or may place additional restrictions on our operations related to timbering, construction, vegetation, or water discharges. Throughout 2022, the U.S. Fish and Wildlife Service and the National Marine Fisheries Service published, or announced plans to publish, separate rules to rescind and revise the ESA critical habitat regulations and definitions finalized under the previous administration. Multiple NPRMs were published in June 2023, with final rules expected to be promulgated in April 2024. If more stringent or protective measures were required, or if additional critical habitat areas were designated, our operations could be exposed to additional requirements, increased operating costs or delayed approval timeframes.
National Environmental Policy Act. The National Environmental Policy Act (“NEPA”) requires federal agencies to assess the environmental effects of their proposed actions prior to taking a “major Federal action,” which encompasses agencies' decisions on certain permitting applications that fall under federal jurisdiction. NEPA reviews require federal agencies to review the environmental impacts of their decisions, including those associated with GHG emissions and the effects of climate change. Agencies generally must issue either an Environmental Impact Statement (“EIS”) or an Environmental Assessment (“EA”), which may create delays in project review and authorization timeframes or increase the cost of compliance. In July 2020, the White House Council on Environmental Quality (“CEQ”) promulgated the NEPA Update Rule, a two-phase process seeking to streamline the NEPA process and minimize unnecessary litigation, cost, and delay for project proponents; however, the rule was subject to legal challenge. In April 2022, the CEQ published its “Phase 1” final rule, amending certain provisions of its regulations and restoring provisions that were in effect before being modified in the July 2020 NEPA Update Rule. A “Phase 2” rulemaking to address a broader range of issues raised in the 2020 rulemaking was published in July 2023 and is expected to be final in April 2024. Separately, in 2020, the CEQ published a “Draft NEPA Guidance on Consideration of Greenhouse Gas Emissions” to replace guidance previously issued in 2016. The draft guidance sought to clarify the scope of review federal agencies should undertake when considering the effects of GHG emissions under NEPA and was never published in final form. Certain Federal courts have held that GHGs must be considered under NEPA prior to a federal agency taking a “major Federal action.” In January 2023, the CEQ issued interim guidance regarding consideration of GHG emissions under NEPA, directing agencies to quantify all reasonably foreseeable emissions associated with a proposed action and reasonable alternatives, both direct and indirect.
Comprehensive Environmental Response, Compensation, and Liability Act. The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) imposes remediation requirements related to actual or threatened releases of hazardous substances into the environment. Under CERCLA or related state laws, joint and several liability may be imposed on generators of hazardous waste, site owners, waste transporters or others regardless of fault associated with the original disposal activity. Although the EPA excludes most wastes generated during coal mining and processing from hazardous waste laws, such wastes may contain hazardous substances that are governed by CERCLA if released into the environment. Our current operations, operations of our predecessors, or facilities to which we have sent waste materials could be subject to liability under CERCLA.
Resource Conservation and Recovery Act. The federal Resource Conservation and Recovery Act (“RCRA”) and corresponding state laws and regulations affect coal mining by imposing requirements for the treatment, storage, transportation and disposal of certain wastes created throughout the coal mining process. Certain waste streams created throughout the mining process, such as coal refuse and coal cleaning wastes, are excluded from the regulatory definition of hazardous waste. Further, coal operations authorized under SMCRA are exempt from RCRA permitting requirements.
Coal Combustion Residuals. Byproducts of coal combustion, or coal combustion residuals (“CCR”), are regulated under RCRA. In April 2015, the EPA published regulations for the disposal of CCR (the “CCR Rule”) and classified CCR as “non-hazardous” waste. The CCR Rule was subject to legal challenge and was ultimately remanded to the EPA. In August 2020, the EPA published a final revised rule mandating closure of unlined impoundments, with deadlines to initiate closures between 2021 and 2028, depending on site-specific circumstances. Provisions exempting inactive impoundments at inactive facilities from the CCR Rule were vacated by the D.C. Circuit in 2018 and the EPA proposed additional rules addressing those specific provisions in May 2023. After the comment period ended in July 2023, the EPA posted a Notice of Data Availability in November 2023, seeking public comment through December 2023 on the proposed rule's data. In 2022 and 2023, the EPA denied requests from the majority of CCR facilities that sought approval to continue disposal of CCR and non-CCR waste streams, and instead, required the facilities to cease receipt of waste within 135 days of completion of public comment. Future determinations of the same nature, or similar actions in expected future rulemakings, could lead to accelerated, abrupt, or unplanned suspension of coal-fueled EGUs.
Further, the Water Infrastructure Improvements for the Nation (“WIIN”) Act authorized the EPA to establish a federal permitting program for states and territories that do not have an approved permitting program for CCR disposal under RCRA. Accordingly, the EPA published a proposed rule establishing a federal program in February 2020, with a final rule expected in March 2026. The CCR rules impose new requirements that would generally increase the cost of CCR management or require facility closure. The combined effect of the CCR rules and ELG regulations (discussed above) has compelled power-generating companies to close existing ash ponds and may force the closure of certain existing coal-burning power plants that cannot comply with the new standards. Such retirements may adversely affect the demand for our coal.
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
In September 2015, MSHA published proposed rules for underground coal mining operations concerning proximity detection systems for coal hauling machines and scoops. The rulemaking record for this proposed rule was closed in December 2016, but in January 2017, MSHA published a notice reopening the record and extending the comment period for this proposed rule for 30 days. MSHA has not issued a final rule regarding these proposed rules.
Black Lung Legislation. Under federal black lung benefits legislation, each coal mine operator is required to make payments of black lung benefits or contributions to:
•current and former coal miners totally disabled from black lung disease;
•certain survivors of miners who have died from black lung disease; and
•a trust fund for the payment of benefits and medical expenses to claimants whose last mine employment was before January 1, 1970, where no responsible coal mine operator has been identified for claims (where a miner's last coal employment was after December 31, 1969), or where the responsible coal mine operator has defaulted on the payment of such benefits. The trust fund is funded by an excise tax on U.S. production of coal, at a rate of up to $1.10 per ton for deep mined coal and up to $0.55 per ton for surface-mined coal, neither amount to exceed 4.4% of the gross sales price. In January 2022, these rates expired and reverted back to pre-2008 levels, at $0.50 per ton for deep mined coal and $0.25 per ton for surface-mined coal, neither amount to exceed 2.0% of the gross sales price. However, the Inflation Reduction Act of 2022 made the higher rates (of up to $1.10 per ton for deep mined coal and up to $0.55 per ton for surface-mined coal) permanent, effective in October 2022. The Company recognized expense related to the Black Lung Excise Tax of $10.9 million, $8.6 million and $13.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.
In December 2021, the Government Accountability Office (“GAO”) published a report entitled “Black Lung Benefits Program: Continued Inaction on Coal Operator Self-Insurance Increases Financial Risk to Trust Fund.” This report notes that the Department of Labor (“DOL”) took certain steps to improve its oversight of self-insured coal mine operators, but these efforts were complicated by the COVID-19 pandemic. The GAO states in the report that the DOL has not taken necessary action to prevent additional benefit liabilities from being transferred to the trust fund and recommends that the DOL act on recommendations made in 2020. In January 2023, the Office of Workers' Compensation Programs (“OWCP”) issued a Notice of Proposed Rulemaking to update its regulations authorizing coal producers to self-insure and for determining appropriate security amounts, and that it plans to solicit public comments for that proposal. A change in requirements for security posted for coal operator self-insurance could result in the Company being required to post additional security for its obligations.
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
•the effects pandemics may have on our business and results of operations and on the global economy;
•an extended decline in the prices we receive for our coal affecting our operating results and cash flows;
•our customers extending existing contracts or not entering into new long-term contracts for coal on favorable terms;
•our reliance on major customers;
•decreases in demand and changes in coal consumption patterns of industrial end users, metallurgical coal users and electric power generators;
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
•demand for coal used in industrial applications depends on demand for products such as cement and brick used in construction and infrastructure projects, which, if weakened, would negatively impact the revenues, margins and profitability of our coal business;
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
Our business, results of operations and financial condition may be adversely affected by pandemics, such as the novel coronavirus (COVID-19) pandemic.

The COVID-19 pandemic had a severe adverse impact on our business and operations, resulting in an unprecedented decline in demand for our coal during a portion of 2020, driven by widespread government-imposed lockdowns. If a pandemic were to again become an acute, severe risk, this could lead to government shutdowns being reinstated, leading to a sustained decrease in demand for our coal and the failure of our customers to purchase coal from us that they are obligated to purchase pursuant to existing contracts, which would have a material adverse effect on our operations and financial condition. COVID-19 and various governmental and private responses to the virus also led to widespread, global supply chain disruptions. During the 2021 and 2022 fiscal years and continuing into 2023, we encountered multiple delays as a result of the disruption of the global supply chain and the logistics infrastructure. These supply chain disruptions have previously caused and may continue to or again cause some of our suppliers to fail to deliver the quantities of supplies we need or fail to deliver such supplies in a timely manner.
The extent to which pandemics may adversely impact our results of operations, cash flows and financial condition depends on future developments, which are highly uncertain and unpredictable. The Company will continue to take the appropriate steps to mitigate the impact on the Company's operations, liquidity and financial condition.
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
During the year ended December 31, 2023, approximately 42% of the coal the Company produced was sold under multi-year sales contracts. If a substantial portion of our multi-year sales contracts are modified or terminated, if force majeure is exercised, or if we are unable to replace or extend the contracts or new contracts are priced at lower levels, our profitability would be adversely affected. In addition, if customers refuse to accept shipments of our coal for which they have existing contractual obligations, our revenues will decrease and we may have to reduce production at our mines until such customers honor their contractual obligations and begin accepting shipments of our coal again.
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
Although we have recently begun selling a significant portion of our coal in the export market, we remain somewhat exposed to risks associated with a concentrated customer base both domestically and globally. We derive a significant portion of our revenues from two customers, each of which accounted for over 10% of our total sales and aggregated approximately 23% of our total sales in fiscal year 2023.
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
Our business is closely linked to demand for electricity, and any changes in coal consumption by U.S. or international electric power generators would likely impact our business over the long term. According to the EIA, in 2023, the domestic electric power sector accounted for approximately 91% of total U.S. coal consumption. In 2023, the Pennsylvania Mining Complex sold approximately 38% of its coal to U.S. electric power generators, and we have annual or multi-year contracts in place with many of these electric power generators for a significant portion of our future production. The amount of coal consumed by the electric power generation industry is affected by, among other things:
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
The availability and reliability of modes of transportation and transportation facilities as well as fluctuations in transportation costs could affect the demand for our coal, and any significant damage to the CONSOL Marine Terminal that impacts its use could impair our ability to supply coal to our customers.
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
We sell coal to foreign industrial end-users, electricity generators and to the more specialized metallurgical coal market, which are significantly affected by international demand and competition. The coal industry has experienced consolidation in recent years, including consolidation among some of our major competitors. As a result, a substantial portion of coal production is from companies that have significantly greater resources than we do. Current or further consolidation in the coal industry or current or future bankruptcy proceedings of coal competitors may adversely affect us. In addition, increases in coal prices could encourage existing producers to expand capacity or could encourage new producers to enter the market. If overcapacity results, the prices of and demand for our coal could significantly decline, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
The United States, European Union and other large economies have recently experienced inflation at a rate significantly higher than recent years. Current and future inflationary effects may be driven by, among other things, governmental stimulus and monetary policies, supply chain disruptions and geopolitical instability. This recent inflation has resulted in rising prices, including increases in freight rates, prices for energy and other costs, and has adversely impacted us and may further impact us negatively in the future. Sustained inflation could result in higher costs for transportation, energy, materials, supplies and labor. Our efforts to recover inflation-based cost increases from our customers may be hampered as a result of the structure of our contracts and the contract bidding process as well as competitive pressure in the industry, economic conditions and the countries to which we sell our export coal. Accordingly, substantial inflation may have an adverse impact on our business, financial position, results of operations and cash flows. Inflation has also resulted in higher interest rates in the U.S., which could increase our cost of debt borrowing in the future.
A significant portion of our production is sold in international markets, which exposes us to additional risks and uncertainties.
For the fiscal years ended December 31, 2023, 2022 and 2021, approximately 66%, 53% and 46%, respectively, of our annual coal revenue was derived from customers who exported our coal outside of the United States. We believe that international markets will continue to account for a significant percentage of our revenue as we seek international expansion opportunities. The international markets are subject to a number of material risks, including, but not limited to:
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
Compliance with import and export requirements, the Foreign Corrupt Practices Act and other applicable anti-corruption laws may increase the risks of doing business internationally.
Because we sell a significant portion of our production in international markets, our operations and activities inside and outside the U.S., as well as the shipment of our products across international borders, require us to comply with a number of federal, state, local and foreign laws and regulations, which are complex and increase our risks of doing business internationally. These laws and regulations include import and export requirements, economic sanction laws, customs laws, tax laws and anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. We cannot predict how these laws or their interpretation, administration and enforcement will change over time. There can be no assurance that our employees, contractors, agents, distributors, customers, payment parties or third parties working on our behalf will not take actions in violation of these laws. Any such violation could result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations in certain jurisdictions, and might adversely affect our business, financial condition, results of operations and cash flows. In addition, actual or alleged violations could damage our reputation and ability to do business. Furthermore, detecting, investigating, and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.
The characteristics of coal may make it costly for electric power generators and other coal users to comply with various environmental standards regarding the emissions of impurities released when coal is burned, which could cause our customers to replace coal with alternative fuels.

Coal contains impurities, including sulfur, mercury, chlorine and other elements or compounds, many of which are released into the air along with fine particulate matter, nitrogen oxides and carbon dioxide when it is burned. Complying with regulations on these emissions can be costly for our customers, including those in the industrial, metallurgical and power generation markets. In order to comply with emissions standards promulgated under the federal Clean Air Act or similar state regulations seeking to limit the emissions that are generated as a result of coal combustion, coal users could be required to install costly emissions control devices, use or purchase emission credits or allowances, curtail operations or switch to other fuels, each of which has limitations. Because thermal coal currently accounts for a significant portion of our sales, our results could be materially affected by the extent to which our customers incur costs associated with controlling or limiting emissions from the use of coal or switch to alternative fuels. Rulemakings such as the Cross State Air Pollution Rule (“CSAPR”), the National Ambient Air Quality Standards (“NAAQS”), or the New Source Performance Standards (“NSPS”) and other Clean Air Act regulations may decrease the demand for our coal in industrial, metallurgical or electric power generation markets in the future. For more information, please see “Laws and Regulations” under Item 1 above.
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
Numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government that are intended to limit emissions of GHGs. Additionally, the United States is a signatory to the United Nations-sponsored “Paris Agreement,” which requires nations party to the agreement to submit non-binding GHG emissions reduction goals every five years after 2020. President Biden further announced in April 2021 a new, more rigorous nationally determined emissions reduction level of 50-52% reduction from 2005 levels in economy-wide net GHG emissions by 2030. The international community gathered again in Glasgow in November 2021 at the 26th United Nations Climate Change Conference, during which multiple announcements were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on GHGs other than carbon dioxide. The Pact was reaffirmed during the UNFCCC's 27th Conference of the Parties (COP27) in November 2022 and further memorialized with ratification of the UAE Consensus at the UNFCCC's COP28 in December 2023. Under the Consensus, signatories are called upon to achieve a 43% reduction in GHG emissions by 2030 (compared to 2019 levels) through actions that drive the transition away from fossil fuels in energy systems. In addition, several individual U.S. states have already adopted measures requiring GHG emission reductions within their boundaries. Other states have elected to participate in regional cap-and-trade programs like the RGGI in the northeastern U.S. On November 1, 2023, the Pennsylvania Commonwealth Court issued its decision striking down Pennsylvania's participation in RGGI and determining that RGGI constitutes an illegal tax under the Pennsylvania Constitution. Following this decision, on November 21, 2023, Governor Josh Shapiro announced that the state will appeal the Commonwealth Court's decision. Any significant legislative changes at the international, national, state or local levels designed to reduce GHG emissions could significantly affect our ability to produce and sell our coal and develop our reserves, could increase the cost of the production and sale of coal and could materially reduce the value of our coal and coal reserves.
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

Furthermore, adoption of comprehensive legislation or regulation focusing on climate change or GHG emission reductions for the United States or other countries where we sell coal, or the inability of utilities to obtain financing in connection with coal-fired plants, may make it more costly to operate coal-fired electric power generation plants and make coal less attractive for electric utility power plants in the future. Depending on the nature of the regulation or legislation, natural gas and/or alternative energy sources could gain added economic benefits versus coal-fueled power generation, especially if such regulation or legislation makes our coal more expensive as a result of increased compliance, operating and maintenance costs. Apart from actual regulation, uncertainty over the extent of regulation of GHG emissions may inhibit utilities from investing in the building of new coal-fired plants to replace older plants or investing in the upgrading of existing coal-fired plants. Any reduction in the amount of coal consumed by electric power generators as a result of actual or potential regulation of GHG emissions could decrease demand for our fossil fuels, thereby reducing our revenues and materially and adversely affecting our business and results of operations. Our customers may also have to invest in carbon dioxide capture and storage technologies in order to burn coal and comply with future GHG emission standards. Although we cannot predict the ultimate impact of any legislation or regulation, it is likely that any future laws, regulations or other policies aimed at reducing GHG emissions will negatively impact demand for our coal and could also negatively affect the value of our reserves and other assets.
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
Federal and state laws require us to obtain surety bonds or post letters of credit to secure performance or payment of certain long-term obligations, such as mine closure or reclamation costs, federal and state workers' compensation costs, coal leases and other obligations. Over the past few years, the insurance and surety markets have been increasingly challenging, particularly for coal companies. We have experienced rising premiums, reduced coverage and/or fewer providers willing to underwrite policies and surety bonds. Terms have generally become more unfavorable, including increases in the amount of collateral required to secure surety bonds. However, more recently, we have seen insurance rates stabilize and even decrease on certain lines of coverage, as new insurance carriers have entered the market, although there is no assurance that this stabilization or decrease will be sustained or continued. In addition, federal and state regulators are considering making financial assurance requirements more stringent and costly with respect to self-insured coal workers' pneumoconiosis, mine closure and reclamation security amounts. Because we are required by federal and state law to have these bonds in place before mining can commence or continue, our failure to maintain surety bonds, letters of credit or other guarantees or security arrangements would materially and adversely affect our ability to mine or lease coal, and incurring additional rising costs to obtain and maintain such arrangements could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, coal and other mining companies are increasingly struggling to obtain adequate insurance coverage for their business and operations. Our failure to obtain adequate insurance coverages could have a material adverse effect on our business and results of operations. Further cost burdens on our ability to maintain adequate insurance and bond coverage may adversely impact our operations, financial position and liquidity.
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
Substantially all of our coal reserves are in areas containing shale oil and natural gas plays, including the Marcellus Shale, which are currently the subject of substantial exploration for oil and natural gas, particularly by horizontal drilling. If we have received a permit for our mining activities, then while we may have to coordinate our mining with such oil and natural gas drillers and transporters, our mining activities will have priority over any oil and natural gas drillers and transporters with respect to the land covered by our permit. Oil and natural gas drillers and transporters may be subject to laws and regulations that are enforced by regulators that do not have jurisdiction over our activities. Any conflict between our rights and the enforcement actions by any regulator of oil or natural gas-specific rights that conflict with our rights to mine could result in additional costs and possible delays to mining.
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

The Russia-Ukraine war, and sanctions brought by the United States and other countries against Russia, have caused significant market disruptions that may lead to increased volatility in the price of certain commodities, including oil, natural gas, coal and other sources of energy. In addition, global unrest, including the Israel-Hamas conflict, has the potential to cause disruption to the global supply chain that could adversely affect our exports.
February 24, 2022 marked a significant escalation in the Russia-Ukraine war. The extent and duration of the military conflict involving Russia and Ukraine, resulting sanctions and future market or supply disruptions in the region are impossible to predict, but could be significant and may have a severe adverse effect on the region. Globally, various governments have banned imports from Russia including commodities such as oil, natural gas and coal. Separately, in early October 2023, Hamas, a militant group in control of Gaza, and Israel began an armed conflict in Israel, the Gaza Strip, and surrounding areas, which threatens to spread to other Middle Eastern countries including Lebanon, Syria and Iran. The Hamas-Israel military conflict is ongoing, and its length and outcome are highly unpredictable. These events have caused volatility in the aforementioned commodity markets. Although the Company has not experienced any material adverse effect on its results of operations, financial condition or cash flows as a result of these conflicts or the resulting volatility as of the date of this report, such volatility, including market expectations of potential changes in coal prices and inflationary pressures on steel products, may significantly affect prices for our coal or the cost of supplies and equipment, as well as the prices of competing sources of energy for our electric power plant customers, like natural gas.
These conflicts, trade and monetary sanctions, as well as any escalation of either of these conflicts and future developments, could significantly affect worldwide market prices and demand for our coal and cause turmoil in the capital markets and generally in the global financial system. In addition, due to the increasing importance of exports to our business, a disruption in the supply chain or network we rely on to export our coal could adversely affect our business and result in lost sales and increased expenses. Our ability to export coal is dependent on third-party ocean-going container ships, rail, barge, air and trucking systems and, therefore, disruption in these logistics services because of global conflicts, including recent attacks in the Middle East on container ships, could adversely affect our financial performance and financial condition, negatively impacting sales, profitability and cash flows. Either of these risks could have a material adverse effect on our business, financial condition and results of operations, along with our operating costs, making it difficult to execute our planned capital expenditure program. Additionally, the geopolitical and macroeconomic consequences of these conflicts and associated sanctions cannot be predicted, but could severely impact the world economy. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for coal-fired electricity, steel made through the use of metallurgical coal or our coal generally, causing a reduction in our revenues or an increase in our costs and thereby materially and adversely affecting our results of operations, financial condition and cash flows.
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
Our operations include coal refuse disposal areas, slurry impoundments and other water retaining or dam structures, with multiple facilities classified as “high” or “significant” hazards, depending on the extent of damage or loss of life that could occur in the event of a failure. A failure of these structures would result in liabilities that could have a material impact on our business.
We maintain coal refuse disposal areas (“CRDAs”), slurry impoundments and other water retaining or dam structures that are active or in various stages of reclamation at the Pennsylvania Mining Complex, the Itmann Mining Complex and at certain legacy properties. Such areas and impoundments are subject to extensive regulation and are designed, constructed, operated and maintained according to stringent environmental, structural and safety standards. In addition to routine inspections conducted by multiple regulatory authorities, these facilities are also inspected by qualified third-party inspectors and are separately certified by an independent professional engineer where required by law or regulation. Structural failure of a CRDA, slurry impoundment or other dam structure classified as a high or significant hazard could result in extensive damage to the environment and natural resources, such as bodies of water, as well as liability for related personal injuries, property damages, injuries to wildlife or loss of life. Some of our impoundments overlie mined out areas, which can pose a heightened risk of failure and of damages arising out of failure. If one of these structures were to fail, we could be subject to claims for the resulting environmental contamination and associated liability, claims for personal injury or loss of life, and claims for physical property damage, as well as fines and penalties. These events could materially and adversely impact our business, financial condition, results of operations and cash flows.
We depend on the services of key executives and any inability to attract and retain key management personnel could have a material adverse effect on our business.
Our future success depends upon the continued services of our executive officers, including our Chief Executive Officer and Chief Financial Officer, who have critical experience and relationships in the coal industry that we rely on to implement our business plan and growth strategy. Our ability to retain senior management has in the past been, and may in the future be, impacted by volatility in commodity prices and uneven business performance, which have negatively impacted our stock price, and therefore, our ability to use equity compensation as a retention tool. Additionally, the recent efforts of certain members of the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities and other groups, to promote divestment of fossil fuel equities, to encourage the consideration of ESG practices of companies in a manner that negatively affects coal companies and to pressure lenders to limit funding to companies engaged in the extraction of fossil fuel reserves may also negatively impact our ability to attract and retain key management personnel. Accordingly, we have entered into, and may need to enter into additional, retention or other arrangements that could be costly to maintain. While we have change-in-control agreements in place with our senior executives, there can be no assurance we will continue to retain their services and we may become subject to significant severance payments if our relationship with these executives is terminated under certain circumstances. Further, turnover, planned or otherwise, in these or other key leadership positions may materially adversely affect our ability to manage our business efficiently and effectively, and such turnover can be disruptive and distracting to management, may lead to additional departures of existing personnel and could have a material adverse effect on our operations and future profitability. Our ability to retain our key management personnel or to identify and attract additional management personnel or suitable replacements should any members of the management team leave or be terminated is dependent on a number of factors, including the competitive nature of the employment market and our industry. Any failure to retain key management personnel or to attract additional or suitable replacement personnel could cause uncertainty among investors, employees, customers and others concerning our future direction and performance and could have a material adverse effect on our business, financial condition and results of operations.
We have asset retirement obligations and obligations for long-term employee benefits. If the assumptions underlying our accruals are inaccurate, we could be required to expend greater amounts than anticipated.
The Surface Mining Control and Reclamation Act and various state laws establish operational, reclamation and closure standards for all our coal mining operations and require us, under certain circumstances, to plug natural gas wells. We accrue for the costs of current mine disturbance, gas well plugging and of final mine closure, including the cost of treating mine water discharge where necessary. Estimates of our total asset retirement obligations, which are based upon permit requirements and our experience, were approximately $241 million at December 31, 2023. The amounts recorded are dependent upon a number of variables, including the estimated future expenditures, estimated mine lives, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rates. If these accruals are insufficient, our future operating results could be adversely affected.
We also provide various long-term employee benefits to inactive and retired employees, and we accrue amounts for these obligations. At December 31, 2023, the current and non-current portions of these obligations included:
•postretirement medical and life insurance ($227 million);
•coal workers’ pneumoconiosis benefits ($170 million);
•pension benefits ($23 million);
•workers’ compensation ($48 million); and
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
As a result of the Murray Energy bankruptcy, the Company could be required to pay for certain liabilities previously acquired by Murray in a 2013 transaction between Murray and our former parent.
In 2013, Murray Energy and its subsidiaries (“Murray”) entered into a stock purchase agreement (the “Murray sale agreement”) with our former parent pursuant to which Murray acquired the stock of Consolidation Coal Company (“CCC”) and certain subsidiaries and certain other assets and liabilities. At the time of sale, the liabilities of the sold companies included certain retiree medical liabilities under the Coal Industry Retiree Health Benefit Act of 1992 (“Coal Act”) and certain federal black lung liabilities under the Black Lung Benefits Act (“BLBA”). Based upon information available to the Company, we estimate that the annual servicing costs of these liabilities are approximately $10 million to $20 million per year for the next ten years. The annual servicing cost would decline each year since the beneficiaries of the Coal Act consist principally of miners who retired prior to 1994.
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
As of December 31, 2023, our total long-term indebtedness was approximately $199 million, consisting of:
•$103 million under our Maryland Economic Development Corporation Port Facilities Refunding Revenue Bonds (“MEDCO”) 5.75% revenue bonds due September 2025;
•$75 million under our Pennsylvania Economic Development Financing Authority (“PEDFA”) 9.00% Solid Waste Disposal Revenue Bonds due April 2028;
•$14 million associated with finance leases due through 2028; and
•$7 million of miscellaneous debt.

At December 31, 2023, no borrowings were outstanding under our revolving credit facility or our $100 million accounts receivable securitization facility. The degree to which we are leveraged could have important consequences, including, but not limited to:
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
Our senior secured credit agreement and the indenture governing our PEDFA bonds limit the incurrence of additional indebtedness unless specified tests or exceptions are met. In addition, our senior secured credit agreement and the indenture governing our PEDFA bonds subject us to financial and/or other restrictive covenants. Under our senior secured credit agreement, we must comply with certain financial covenants on a quarterly basis, including a maximum first lien gross leverage ratio, a maximum total net leverage ratio and a minimum fixed charge coverage ratio, as defined therein. Our senior secured credit agreement and the indenture governing our PEDFA bonds impose a number of restrictions upon us, such as restrictions on us granting liens on our assets, making investments, paying dividends, stock repurchases, selling assets and engaging in acquisitions. Failure by us to comply with these covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on us.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. Our senior secured credit agreement and the indenture governing our PEDFA bonds restrict our ability to sell assets and use the proceeds from the sales. We may not be able to consummate those sales or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.
Increases in interest rates could adversely affect our business.
The Federal Reserve raised the federal funds interest rate throughout 2022 and 2023 in its effort to take action against domestic inflation. Any indebtedness we incur in the future may expose us to increased interest rates, whether as a result of higher fixed rates at the time such a new instrument is entered into or because such new indebtedness accrues interest at a variable rate. As a result, our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates.

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
Except for 40 of our employees at the CONSOL Marine Terminal who unionized in 2018, none of our employees are currently represented by a labor union or covered under a collective bargaining agreement, although many employers in our industry have employees who belong to a union. It is possible that employees at our other locations may join or seek recognition to form a labor union, or we may be required to become a labor agreement signatory. If some or all of our current non-union operations were to become unionized, we could incur an increased risk of work stoppages, reduced productivity and higher labor costs. Also, if we fail to maintain good relations with our employees at the CONSOL Marine

Terminal, we could potentially experience labor disputes, work stoppages or other disruptions in the business of the CONSOL Marine Terminal, which could negatively impact the profitability of the CONSOL Marine Terminal, and accordingly, have a material adverse effect on our business, results of operations and financial condition.
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

We cannot guarantee the timing, amount, or payment of dividends on our common stock in the future or that we will continue to repurchase shares of our common stock.
During 2022, we initiated the payment of quarterly dividends on our common stock. During 2023, we pivoted toward repurchases of shares of our common stock and away from the payment of quarterly dividends. The payment and amount of any future dividend is at the discretion of our board of directors and will depend upon many factors, including our financial condition and prospects, our capital requirements and access to capital markets, covenants associated with certain of our debt obligations, legal requirements and other factors that our board of directors may deem relevant, and there can be no assurance that we will return to declaring and paying dividends in the future in the amounts we have previously declared. We also have in place a program to repurchase, from time to time, the Company's outstanding shares of common stock in an aggregate amount of up to $1 billion until December 31, 2024, subject to certain limitations in the Company's debt agreements. Our repurchase program does not obligate us to repurchase any specific number of shares of common stock and may be suspended from time to time or terminated at any time prior to its expiration. There can be no assurance that we will repurchase shares under the repurchase program in the future in any particular amounts or at all. A reduction in, or elimination of, share repurchases could have a negative effect on the trading price of our common stock.
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
Any person or entity purchasing or otherwise holding any interest in shares of our common stock will be deemed to have notice of, and consented to, the provisions of our certificate of incorporation described in the preceding sentence. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions.
ITEM 1B.    Unresolved Staff Comments
None.
ITEM 1C.    Cybersecurity
Risk Management and Strategy
CONSOL Energy has a cybersecurity risk program that is based on industry standards and best practices managed by a dedicated staff and specialists that support this program. We have implemented a set of system, network and application-level controls to protect our corporate data and systems. These controls are monitored for cybersecurity risk events and incidents on a continuous basis by a dedicated staff of cybersecurity professionals and various third-party providers. These controls are updated as necessary to protect the Company. In addition, the Company also takes a proactive approach by monitoring cyber threat intelligence to stay informed regarding emerging risks. The cybersecurity risk program also utilizes third-party assessors, consultants and auditors to perform various services, such as tabletop exercises and network penetration tests. The Company provides awareness training to its employees to help identify, avoid and mitigate cybersecurity threats. Employees with network access participate quarterly in required training, including spear phishing and other awareness training. The program also has a policy in place to address vendor and third-party risk. Cybersecurity risk is also evaluated during the acquisition process for new products and services.

CONSOL Energy accounts for cybersecurity risk as a part of the Company's overall business strategy and planning. The Board's Audit Committee, which oversees all matters related to risk management and, in particular, the security of and risks related to the Company's information technology systems, receives regular reports on the Company's cybersecurity risk management efforts from various senior officers of the Company. The Company also has a corporate cybersecurity risk Steering Committee, which is a cross-functional group comprised of both senior management and other key business unit leaders that provides input to senior management on the Company's cybersecurity risk program.
CONSOL Energy has not experienced any operational or financial impact as the result of a cybersecurity risk or incident and, at this time, the risks from cybersecurity threats are not reasonably likely to materially affect the Company's business strategy, results of operations or financial condition. However, it is prepared to mitigate and respond to such an event should it occur. CONSOL Energy has prepared a comprehensive Cybersecurity Incident Response Plan, as well as an Information Technology Disaster Recovery Plan. These plans are reviewed, updated and tested on a regular basis. Specifically, CONSOL Energy conducts cybersecurity tabletop exercises that include participation by Audit Committee members, senior management and third-party cybersecurity consultants.
The Company faces a range of cybersecurity threats including threats common to many industries, such as ransomware and denial of service, as well as more advanced threats specific to critical infrastructure industries such as mining. CONSOL Energy's customers, equipment suppliers, transportation facility providers and joint venture partners face similar cybersecurity threats, and a cybersecurity incident affecting the Company or any of these entities could materially affect our operations, performance and results of operations. The Company continues to invest in the cybersecurity and resiliency of its networks and to enhance its internal controls and processes, which are designed to help protect our systems and infrastructure, and the information they contain. For more information regarding the risks we face from cybersecurity, please see the section titled “Risk Factors - Terrorist attacks or cyber incidents could result in information theft, data corruption, operational disruption and/or financial loss.”
Governance
The CONSOL Energy Board of Directors has assigned oversight of cybersecurity risk to the Audit Committee, as outlined in the Committee's charter. Updates on the cybersecurity risk program are provided at each Audit Committee meeting. Additionally, CONSOL Energy's senior management engages with the Audit Committee on a regular basis to provide updates on our cybersecurity risk program.
The Company has a Cybersecurity Manager who reports directly to the Director of Information Technology. CONSOL Energy's Cybersecurity Manager has 25 years of industry experience and holds many relevant industry certifications. The Cybersecurity Manager has direct oversight of the cybersecurity risk program. Cybersecurity risk briefings are provided to the Audit Committee by the Director of Information Technology at all regular meetings. Additionally, the Director of Information Technology and Cybersecurity Manager communicate directly with the Audit Committee chair as needed to ensure adequate oversight of the program.
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
As of February 1, 2024, there were 68 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.
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
The graph above tracks the performance of an initial investment of $100 in CONSOL Energy's common stock and each member of the peer group and the Standard & Poor's 500 Stock Index, including the reinvestment of any dividends, from December 31, 2018 through December 31, 2023.

	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
CONSOL Energy Inc.	100.0	45.8	22.7	71.6	210.9	339.0
S&P 500 Stock Index	100.0	128.9	149.9	190.2	153.3	190.4
Peer Group	100.0	62.9	41.3	122.8	264.4	412.3
The above information is being furnished pursuant to Regulation S-K, Item 201 (e) (Performance Graph).

Repurchases of Equity Securities
The following table sets forth repurchases of the Company's common stock during the three months ended December 31, 2023:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (000s omitted) (2)
October 1, 2023 - October 31, 2023	142,935	$104.94	142,935	$488,174	(3)
November 1, 2023 - November 30, 2023	739,575	$98.95	739,575	$414,994	(3)
December 1, 2023 - December 31, 2023	361,117	$104.72	361,117	$377,179	(3)
(1) In December 2017, CONSOL Energy's Board of Directors approved a program to repurchase, from time to time, the Company's outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025. Since the inception of the program, CONSOL Energy Inc.'s Board of Directors has amended the program on several separate occasions. As a result of such amendments, the Company may now repurchase up to $1 billion of its stock and debt until December 31, 2024. As of February 1, 2024, approximately $347 million remained available under the stock and debt repurchase program. The repurchases will be effected from time to time on the open market or in privately negotiated transactions or under a Rule 10b5-1 plan. The program does not obligate CONSOL Energy to acquire any particular amount of its common stock or notes, and the program can be modified or suspended at any time at the Company's discretion.
(2) Management cannot estimate the number of shares that will be repurchased because purchases are made based upon the Company's stock price, the Company's financial outlook and alternative investment options.
(3) In the three months ended December 31, 2023, CONSOL Energy utilized approximately $126 million to repurchase its common stock.

Dividends
In the fiscal year ended December 31, 2022, the Company initiated an enhanced shareholder capital return program through repurchases of shares of common stock and the payment of dividends. The Company currently intends, subject to the discretion of the Company's Board of Directors, to return a planned aggregate of approximately 75% of the Company's quarterly free cash flow in the form of share repurchases.
The declaration and payment of dividends by CONSOL Energy is at the discretion of CONSOL Energy's Board of Directors, and no assurance can be given that CONSOL Energy will return to declaring and paying dividends in the future. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CONSOL Energy's financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. Certain of the Company's financing arrangements may limit CONSOL Energy's ability to pay dividends and repurchase stock based on certain covenants.
See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information relating to CONSOL Energy's equity compensation plans.
ITEM 6.    [Reserved.]

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company's discussion and analysis includes a comparison of the year ended December 31, 2023 to the year ended December 31, 2022. A similar discussion and analysis that compares year ended December 31, 2022 to the fiscal year ended December 31, 2021 may be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Form 10-K for the year ended December 31, 2022, which is incorporated herein by reference.
All amounts discussed are in millions of U.S. dollars, unless otherwise indicated. All tons discussed are on a clean coal equivalent basis.
2023 Highlights:
•Repurchased 5.2 million shares of CEIX common stock at a weighted average price of $75.69 per share.
•CONSOL Marine Terminal throughput volume of 19.0 million tons, including 15.7 million tons of PAMC coal shipments.
•Increased the Revolving Credit Facility capacity by $95.0 million with additional covenant flexibility.
•Debt repayments of $189.0 million, including payments on Second Lien Notes, Term Loan B, and equipment-financed and other debt of $99.1 million, $63.6 million and $26.3 million, respectively.
How We Evaluate Our Operations
Our management team uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability. The metrics include: (i) adjusted EBITDA, a non-GAAP financial measure; (ii) coal production and sales volumes; (iii) realized coal revenue, a non-GAAP financial measure; (iv) cost of coal sold, a non-GAAP financial measure; (v) cash cost of coal sold, a non-GAAP financial measure; (vi) average realized coal revenue per ton sold, an operating ratio derived from non-GAAP financial measures; (vii) average cash cost of coal sold per ton, an operating ratio derived from non-GAAP financial measures; and (viii) average cash margin per ton sold, an operating ratio derived from non-GAAP financial measures.
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

	Years Ended December 31,
	2023	2022
Operating and Other Costs	$1,120,065	$949,222
Less: Other Costs (Non-Production and non-PAMC)	(180,173)	(114,817)
Cash Cost of Coal Sold	$939,892	$834,405
Add: Depreciation, Depletion and Amortization (PAMC Production)	190,962	189,857
Cost of Coal Sold	$1,130,854	$1,024,262
Total Tons Sold (in millions)	26.0	24.1
Average Cost of Coal Sold per Ton	$43.42	$42.49
Less: Depreciation, Depletion and Amortization Costs per Ton Sold	7.32	7.93
Average Cash Cost of Coal Sold per Ton	$36.10	$34.56
We evaluate our average realized coal revenue per ton sold and average cash margin per ton sold on a per-ton basis. We define realized coal revenue as total coal revenue, net of settlements of commodity derivatives. We define average realized coal revenue per ton sold as total coal revenue, net of settlements of commodity derivatives divided by tons sold. We define average cash margin per ton sold as average realized coal revenue per ton sold, net of average cash cost of coal sold per ton. The GAAP measure most directly comparable to realized coal revenue, average realized coal revenue per ton sold, and average cash margin per ton sold is total coal revenue.
The following table presents a reconciliation for the PAMC segment of realized coal revenue, average realized coal revenue per ton sold and average cash margin per ton sold to total coal revenue, the most directly comparable GAAP financial measure, on a historical basis, for each of the periods indicated (in thousands, except per ton information).

	Years Ended December 31,
	2023	2022
Total Coal Revenue (PAMC Segment)	$2,024,610	$1,973,884
Less: Settlements of Commodity Derivatives	—	(289,228)
Realized Coal Revenue	2,024,610	1,684,656
Operating and Other Costs	1,120,065	949,222
Less: Other Costs (Non-Production and non-PAMC)	(180,173)	(114,817)
Cash Cost of Coal Sold	$939,892	$834,405
Total Tons Sold (in millions)	26.0	24.1
Average Realized Coal Revenue per Ton Sold	$77.74	$69.89
Less: Average Cash Cost of Coal Sold per Ton	36.10	34.56
Average Cash Margin per Ton Sold	$41.64	$35.33
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

	For the Year Ended December 31, 2023
Dollars in thousands	PA Mining Complex	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$810,234	$69,253	$(223,595)	$655,892

Add: Income Tax Expense	—	—	121,980	121,980
Add: Interest Expense	—	6,097	23,228	29,325
Less: Interest Income	(2,344)	—	(11,253)	(13,597)
Earnings (Loss) Before Interest & Taxes (EBIT)	807,890	75,350	(89,640)	793,600

Add: Depreciation, Depletion & Amortization	202,833	4,671	33,813	241,317

Earnings (Loss) Before Interest, Taxes and DD&A (EBITDA)	$1,010,723	$80,021	$(55,827)	$1,034,917

Adjustments:
Add: Stock-Based Compensation	$8,438	$301	$1,307	$10,046
Add: Loss on Debt Extinguishment	—	—	2,725	2,725
Total Pre-tax Adjustments	8,438	301	4,032	12,771

Adjusted EBITDA	$1,019,161	$80,322	$(51,795)	$1,047,688

	For the Year Ended December 31, 2022
Dollars in thousands	PA Mining Complex	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$620,208	$41,223	$(194,452)	$466,979

Add: Income Tax Expense	—	—	101,458	101,458
Add: Interest Expense	—	6,116	46,524	52,640
Less: Interest Income	(1,857)	—	(4,174)	(6,031)
Earnings (Loss) Before Interest & Taxes (EBIT)	618,351	47,339	(50,644)	615,046

Add: Depreciation, Depletion & Amortization	200,320	4,604	21,954	226,878

Earnings (Loss) Before Interest, Taxes and DD&A (EBITDA)	$818,671	$51,943	$(28,690)	$841,924

Adjustments:
Add: Stock-Based Compensation	$6,628	$316	$946	$7,890
Add: Loss on Debt Extinguishment	—	—	5,623	5,623
Add: Equity Affiliate Adjustments	—	—	3,500	3,500
Less: Fair Value Adjustment of Commodity Derivative Instruments	(52,204)	—	—	(52,204)
Total Pre-tax Adjustments	(45,576)	316	10,069	(35,191)

Adjusted EBITDA	$773,095	$52,259	$(18,621)	$806,733

Results of Operations: Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022
Revenue and Other Income

	For the Year Ended December 31,
(in millions)	2023	2022	Variance
Coal Revenue - PAMC	$2,025	$1,974	$51
Coal Revenue - Itmann Mining Complex	82	45	37
Terminal Revenue	106	79	27
Freight Revenue	294	182	112
Total Revenues from Contracts with Customers	2,507	2,280	227
Loss on Commodity Derivatives, net	—	(237)	237
Miscellaneous Other Income	53	24	29
Gain on Sale of Assets	9	35	(26)
Total Revenue and Other Income	$2,569	$2,102	$467
Revenues from Contracts with Customers
Revenues from contracts with customers were $2,507 million for the year ended December 31, 2023, compared to $2,280 million for the year ended December 31, 2022.
On a consolidated basis, coal revenue for the year ended December 31, 2023 was $2,107 million, which consisted of $2,025 million from the Pennsylvania Mining Complex and $82 million from the Itmann Mining Complex. The $2,107 million of coal revenue was sold into the following markets: $1,019 million into power generation, $773 million into industrial, and $315 million into metallurgical. The Company had consolidated coal revenue of $2,019 million for the year ended December 31, 2022, which consisted of $1,974 million from the Pennsylvania Mining Complex and $45 million from the Itmann Mining Complex. The $2,019 million of coal revenue was sold into the following markets: $1,303 million into power generation, $411 million into industrial, and $305 million into metallurgical.

During the year ended December 31, 2023, the Company continued to diversify its portfolio by placing a growing portion of its production into the export markets, where it sells to industrial, metallurgical and power generation end-users. The domestic power generation market has experienced reduced coal consumption in recent years as a result of depressed domestic natural gas pricing and milder winters, both of which reduce coal demand. The pivot to the export markets provides the Company with pricing upside when markets are strong and with volume stability when markets are weak. In the year ended December 31, 2023, the Company placed 16.2 million tons of coal, or 61% of its total tons sold, into the export market. Comparatively, in the year ended December 31, 2022, the Company placed 10.7 million tons of coal, or 44% of its total tons sold, into the export market. See “Operational Performance” for further information about segment results.

The Company’s Terminal revenue consists of fees charged for coal loaded at the CONSOL Marine Terminal, which is located in the Port of Baltimore, Maryland, and provides access to international coal markets. Terminal revenues are generated from providing transloading services from rail to vessel or barge, temporary storage or stockpile facilities, as well as blending, weighing, and sampling. Terminal revenues were $106 million for the year ended December 31, 2023, compared to $79 million for the year ended December 31, 2022. See “Operational Performance - CONSOL Marine Terminal Analysis” for further information about segment results.

The Company recognizes freight revenue as the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, to which the Company contractually provides transportation services to move its coal from the mine to the ultimate sales point. Freight revenue is completely offset by freight expense. Freight revenue and freight expense were both $294 million for the year ended December 31, 2023, compared to $182 million for the year ended December 31, 2022. The $112 million increase was primarily related to increased transportation costs associated with the aforementioned increase of sales into the export market.

Loss on Commodity Derivatives, net

As of December 31, 2022, all of the Company's coal-related derivative contracts have settled and the Company has not entered into any additional coal-related derivative contracts. During the year ended December 31, 2022, the Company settled a portion of its coal-related derivatives at a loss of $289 million and recognized fair value adjustments of its commodity derivative instruments of $52 million. See “Operational Performance - PAMC Analysis” for further information about segment results.

Miscellaneous Other Income

Miscellaneous other income was $53 million for the year ended December 31, 2023, compared to $24 million for the year ended December 31, 2022. The change is due to the following items:

	For the Year Ended December 31,
	2023	2022	Variance
Contract Buyouts	$16	$—	$16
Interest Income	14	6	8
Royalty Income - Non-Operated Coal	9	10	(1)
Other Income	14	8	6
Miscellaneous Other Income	$53	$24	$29

Contract buyout income was primarily the result of partial contract buyouts that involved negotiations with several customers to reduce coal quantities for which they were otherwise obligated to purchase under contracts in exchange for payment of certain fees to the Company and did not impact forward contract terms.

Interest income increased primarily due to the Company's investment in marketable debt securities, primarily comprised of highly liquid U.S. Treasury securities, during the year ended December 31, 2023.

The increase in other income was related to shortfall payments at the CONSOL Marine Terminal and various other items, none of which were individually significant.

Gain on Sale of Assets

Gain on sale of assets was $9 million for the year ended December 31, 2023, compared to $35 million for the year ended December 31, 2022. The $26 million decrease was due to the sale of certain coal assets during the year ended December 31, 2022.

Operating and Other Costs

On a consolidated basis, operating and other costs were $1,120 million for the year ended December 31, 2023, compared to $949 million for the year ended December 31, 2022. Operating and other costs increased in the period-to-period comparison due to the following items:

	For the Year Ended December 31,
	2023	2022	Variance
Operating Costs - PAMC	$940	$834	$106
Operating Costs - Itmann Mining Complex	99	42	57
Operating Costs - Terminal	27	25	2
Coal Reserve Holding Costs	16	10	6
Employee-Related Legacy Liability Expense	12	7	5
Closed and Idle Mines	5	4	1
Equity Affiliate Adjustments	—	4	(4)
Other	21	23	(2)
Operating and Other Costs	$1,120	$949	$171

Operating costs for the Pennsylvania Mining Complex include items such as direct operating costs, royalties and production taxes and direct administration costs. In the period-to-period comparison, operating costs - PAMC increased $106 million, primarily due to the added costs of the fifth longwall, which was brought online at the end of the fourth quarter of 2022, and ongoing inflationary pressures. See “Operational Performance - PAMC Analysis” for further information on segment operating costs.

Operating costs for the Itmann Mining Complex primarily consist of costs related to produced tons sold, development costs absorbed by the coal revenue generated during development, costs incurred to purchase third-party metallurgical coal to blend with Itmann coal, royalties and production taxes, hauling of raw coal and direct administration costs. The $57 million increase in operating costs - Itmann Mining Complex was primarily due to an increase in the volume of coal produced and purchased as the operations transitioned from development mining to the full production phase.

Operating costs - Terminal primarily consist of costs related to throughput tons at the CONSOL Marine Terminal. The $2 million increase was due to a significant increase in throughput tonnage. See “Operational Performance - CONSOL Marine Terminal Analysis” for further information on segment operating costs.

Coal reserve holding costs increased $6 million in the period-to-period comparison, primarily as a result of the termination/expiration of various coal leases during the year ended December 31, 2023.

Employee-related legacy liability expense increased $5 million in the period-to-period comparison primarily due to the impact of changes in actuarial assumptions made at the beginning of each year. See Note 15 - Pension and Other Postretirement Benefits Plans and Note 16 - Coal Workers' Pneumoconiosis and Workers' Compensation in the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Depreciation, Depletion, and Amortization

On a consolidated basis, depreciation, depletion and amortization costs were $241 million for the year ended December 31, 2023, compared to $227 million for the year ended December 31, 2022. Approximately $6 million of the increase in depreciation, depletion and amortization in the period-to-period comparison was due to the commissioning of the Itmann Preparation Plant and the transition from development mining to the production phase in late 2022. Approximately $5 million of the increase was attributable to current year adjustments to the Company's asset retirement obligations based on current projected cash outflows. The remaining $3 million of the increase was due to various other assets placed in service during the current year, none of which were individually significant.

General and Administrative Costs

On a consolidated basis, general and administrative costs were $103 million for the year ended December 31, 2023, compared to $117 million for the year ended December 31, 2022. The $14 million decrease in the period-to-period comparison was primarily related to decreased expense under the long-term incentive compensation plan incurred in the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to fluctuations in the Company's share price and vesting periods during each of the respective periods.

Interest Expense

On a consolidated basis, interest expense, net of amounts capitalized, was $29 million for the year ended December 31, 2023, compared to $53 million for the year ended December 31, 2022. The decrease in the period-to-period comparison was primarily due to less debt outstanding as the Company continued its de-leveraging efforts.

Operational Performance: Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022

CONSOL Energy presently consists of two reportable segments, the PAMC and the CONSOL Marine Terminal. The PAMC includes the Bailey Mine, the Enlow Fork Mine, the Harvey Mine and a centralized preparation plant. The PAMC segment's principal activities include the mining, preparation and marketing of bituminous coal, sold primarily to industrial end-users, metallurgical end-users and power generators. The segment also includes general and administrative activities and interest expense, as well as various other activities assigned to the PAMC segment, but not included in the cost components on a per unit basis. The CONSOL Marine Terminal segment provides coal export terminal services through the Port of Baltimore. The segment also includes general and administrative activities and interest expense, as well as various other activities assigned to the CONSOL Marine Terminal segment.

The Company evaluates the performance of its segments utilizing Adjusted EBITDA and various sales and production metrics. Adjusted EBITDA measures the operating performance of the Company's segments and is used to allocate resources to the Company's segments. The following table presents results by reportable segment for each of the periods indicated.

	Year Ended December 31,
	2023	2022	Variance
PAMC
Total Tons Produced (in millions)	26.1	23.9	2.2
Total Tons Sold (in millions)	26.0	24.1	1.9
Average Realized Coal Revenue per Ton Sold(1)	$77.74	$69.89	$7.85
Average Cash Cost of Coal Sold per Ton(1)	$36.10	$34.56	$1.54
Average Cash Margin per Ton Sold(1)	$41.64	$35.33	$6.31
Adjusted EBITDA (in thousands)(1)	$1,019,161	$773,095	$246,066

CONSOL Marine Terminal
Throughput Tons (in millions)	19.0	13.7	5.3
Adjusted EBITDA (in thousands)(1)	$80,322	$52,259	$28,063

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

PAMC ANALYSIS:

Coal Production

The table below presents total tons produced (in thousands) from the Pennsylvania Mining Complex for the periods indicated:

	Year Ended December 31,
Mine	2023	2022	Variance
Bailey	11,164	11,568	(404)
Enlow Fork	8,661	6,292	2,369
Harvey	6,237	6,075	162
Total	26,062	23,935	2,127

Coal production was 26.1 million tons for the year ended December 31, 2023, compared to 23.9 million tons for the year ended December 31, 2022. The PAMC's coal production increased in the period-to-period comparison primarily due to the completion of development of the Company's fifth longwall at the PAMC toward the end of the fourth quarter of 2022.

Coal Operations

Adjusted EBITDA for the year ended December 31, 2023 was $1,019 million, compared to $773 million for the year ended December 31, 2022. The improvement was primarily attributable to a $7.85 increase in average realized coal revenue per ton sold, as well as a 1.9 million ton increase in tons sold, partially offset by a $1.54 increase in the average cash cost of coal sold per ton. The increase in average realized coal revenue per ton sold is directly attributable to the Company's strong contracted position and flexibility to place its coal sales into the export market that has yielded a better arbitrage for its product than the domestic market. Specifically in the domestic market, the carryover effect of mild winter weather during the first quarter of 2023, which contributed to increased power plant coal stockpiles and natural gas inventory build, with corresponding softening in coal, natural gas and power prices, led to softer than normal demand for coal-fired electricity generation during the remainder of 2023. As a result, the Company continued its pivot away from the domestic market and into stronger export markets. The Company's realized coal revenue for the year ended December 31, 2022 was also impacted by the settlement of certain commodity derivatives at a loss of $289 million. All of the Company's commodity derivatives were settled as of December 31, 2022 (see Note 21 - Derivatives in the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information). The increase in the average cash cost of coal sold per ton was primarily due to persistent inflationary pressures on supplies, maintenance costs and contractor labor costs compared to the prior-year period.

CONSOL MARINE TERMINAL ANALYSIS:

Adjusted EBITDA for the year ended December 31, 2023 was $80 million, compared to $52 million for the year ended December 31, 2022. Throughput volumes at the CONSOL Marine Terminal were 19.0 million tons for the year ended December 31, 2023, compared to 13.7 million tons for the year ended December 31, 2022. CONSOL Marine Terminal revenue was $106 million for the year ended December 31, 2023 compared to $79 million for the year ended December 31, 2022, due to the significantly increased throughput tonnage, which was primarily a result of the shift of PAMC coal sales into the export market.
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
Asset Retirement Obligations
The Surface Mining Control and Reclamation Act established operational, reclamation and closure standards for all aspects of surface mining as well as most aspects of deep mining. CONSOL Energy accrues for the costs of current coal mine disturbance and final coal mine and gas well closure, including the cost of treating mine water discharge where necessary. Estimates of the Company's total asset retirement obligations, which are based upon permit requirements and CONSOL Energy engineering expertise related to these requirements, including the current portion, were approximately $241 million at December 31, 2023. This liability is reviewed annually, or when events and circumstances indicate an adjustment is necessary, by CONSOL Energy management and engineers. The estimated liability can significantly change if actual costs vary from assumptions or if governmental regulations change significantly.
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
Income Taxes
Deferred tax assets and liabilities are recognized using enacted tax rates for the estimated future tax effects of temporary differences between the book and tax basis of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. At December 31, 2023, CONSOL Energy had deferred tax liabilities in excess of deferred tax assets of approximately $36 million.

CONSOL Energy evaluates all tax positions taken on the state and federal tax filings to determine if the position is more likely than not to be sustained upon examination. For positions that meet the more likely than not to be sustained criteria, an evaluation to determine the largest amount of benefit, determined on a cumulative probability basis, that is more likely than not to be realized upon ultimate settlement is determined. A previously recognized tax position is reversed when it is subsequently determined that a tax position no longer meets the more likely than not threshold to be sustained. The evaluation of the sustainability of a tax position and the probable amount that is more likely than not is based on judgment, historical experience and on various other assumptions that CONSOL Energy believes are reasonable under the circumstances. The results of these estimates, that are not readily apparent from other sources, form the basis for recognizing an uncertain tax liability. Actual results could differ from those estimates upon subsequent resolution of identified matters. At December 31, 2023 and 2022, CONSOL Energy had liabilities for uncertain tax positions of $2 million recorded in Other Accrued Liabilities and Deferred Income Taxes.
The Company believes that accounting estimates related to income taxes are “critical accounting estimates” because the Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and exercise judgment regarding the amount of financial statement benefit to record for uncertain tax positions. When evaluating whether or not a valuation allowance must be established on deferred tax assets, the Company exercises judgment in determining whether it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of the evidence, a valuation allowance is needed, including carrybacks, tax planning strategies, reversal of deferred tax assets and liabilities and forecasted future taxable income. In making the determination related to uncertain tax positions, the Company considers the amounts and probabilities of the outcomes that could be realized upon ultimate settlement of an uncertain tax position using the facts, circumstances and information available at the reporting date to establish the appropriate amount of financial statement benefit. To the extent that an uncertain tax position or valuation allowance is established or increased or decreased during a period, the Company must include an expense or benefit within tax expense in the income statement. Future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions. At December 31, 2023 and 2022, no valuation allowance was recorded.
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
Assumptions about sales, operating margins, capital expenditures and sales prices are based on the Company's forecasts, business plans, economic projections, and anticipated future cash flows. No indicators of impairment were present and, therefore, no impairment losses were recorded during the years ended December 31, 2023, 2022 and 2021.

Liquidity and Capital Resources
CONSOL Energy's potential sources of liquidity include cash generated from operations, cash on hand, short-term investments of U.S. Treasury securities, borrowings under the revolving credit facility and securitization facility (which are discussed below), and, if necessary, the ability to issue additional equity or debt securities. The Company believes that cash generated from these sources, without needing to issue additional equity or debt securities, will be sufficient to meet its short-term working capital requirements, long-term capital expenditure requirements, and debt servicing obligations, as well as to provide required letters of credit.
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
Pricing for the Company's coal remained elevated compared to historical norms. These higher prices are bolstering the Company's cash flows, which has allowed the Company to accelerate debt reduction and shareholder return objectives. As a result, interest expense and debt servicing costs are declining. These factors allow the Company to continue to opportunistically reduce its debt levels and/or return capital to stockholders in the form of stock repurchases and/or dividends. During the year ended December 31, 2023, the Company generated cash flows from operating activities of approximately $858 million and utilized a portion of operating cash flows to retire outstanding indebtedness. More specifically, the Company made debt repayments of $99 million to fully retire its Second Lien Notes (as defined below), $64 million to payoff its Term Loan B Facility, and $26 million on its equipment-financed and other debt. Our total liquidity as of December 31, 2023 was comprised of the following:

(in millions)	December 31, 2023
Cash and Cash Equivalents	$199
Short-Term Investments	82
281
Revolving Credit Facility - Current Availability	355
Less: Letters of Credit Outstanding	(111)
Total Liquidity	$525

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

CONSOL Energy participates in the United Mine Workers of America (the “UMWA”) Combined Benefit Fund and the UMWA 1992 Benefit Plan for which benefits are reflected in the Company's consolidated financial statements when paid. These benefit arrangements may result in additional liabilities that are not recognized on the Consolidated Balance Sheet at December 31, 2023. The various multi-employer benefit plans are discussed in Note 17—Other Employee Benefit Plans in the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K. CONSOL Energy's total contributions under the Coal Industry Retiree Health Benefit Act of 1992 were $4 million and $4 million for the years ended December 31, 2023 and 2022, respectively. Based on available information at December 31, 2023, CONSOL Energy's aggregate obligation for the UMWA Combined Benefit Fund and 1992 Benefit Plan is estimated to be approximately $33 million. CONSOL Energy also uses a combination of surety bonds, corporate guarantees and letters of credit to secure its financial obligations for employee-related, environmental, performance and various other items which are not reflected on the Consolidated Balance Sheet at December 31, 2023. Management believes these items will expire without being funded. See Note 23—Commitments and Contingent Liabilities in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional details of the various financial guarantees that have been issued by CONSOL Energy.
Cash Flows (in millions)

	For the Years Ended December 31,
	2023	2022	Change
Cash Provided by Operating Activities	$858	$651	$207
Cash Used in Investing Activities	$(259)	$(142)	$(117)
Cash Used in Financing Activities	$(682)	$(380)	$(302)
Cash provided by operating activities increased $207 million in the period-to-period comparison, primarily due to a $241 million increase in adjusted EBITDA, a non-GAAP financial measure, offset by other working capital changes that occurred throughout both periods.
Cash used in investing activities increased $117 million in the period-to-period comparison, primarily due to a net investment of $78 million into U.S. Treasury securities during the year ended December 31, 2023. Capital expenditures decreased $4 million primarily due to the completion of construction of the Itmann preparation plant, which was commissioned during the third quarter of 2022, partially offset by an increase in equipment-related expenditures and expenditures associated with the solid waste disposal project at the PAMC. The remaining variance within investing cash flows is related to the timing and magnitude of asset sales and other investing activity. The Company's capital expenditures are set forth below.

	For the Years Ended December 31,
	2023	2022	Change
Equipment Purchases and Rebuilds	$76	$43	$33
Building and Infrastructure	55	97	(42)
Solid Waste Disposal Project	27	15	12
IS&T Infrastructure	1	2	(1)
Other	9	15	(6)
Total Capital Expenditures	$168	$172	$(4)
Cash flows used in financing activities increased $302 million in the period-to-period comparison primarily driven by $399 million in cash outflow during the year ended December 31, 2023 related to CONSOL Energy share repurchases. This increase was partially offset by a $103 million decrease in net payments on indebtedness in the period-to-period comparison primarily due to the payoff of the Term Loan A and Term Loan B Facilities in June 2022 and June 2023, respectively. However, this was partially offset by an increase in payments in the period-to-period comparison to fully redeem the remaining balance of the Company's Second Lien Notes in July 2023.

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

Borrowings under the Company's Revolving Credit Facility bear interest at a floating rate that is, at the Company's option, either (i) SOFR plus the applicable SOFR adjustment (as defined therein) depending on the applicable interest period plus an applicable margin or (ii) an alternate base rate plus an applicable margin. The applicable margin for the Revolving Credit Facility depends on the total net leverage ratio. Obligations under the Revolving Credit Facility are guaranteed by (i) all owners of the PAMC held by the Company, (ii) any other members of the Company’s group that own any portion of the collateral securing the Revolving Credit Facility, and (iii) subject to certain customary exceptions and agreed materiality thresholds, all other existing or future direct or indirect wholly-owned restricted subsidiaries of the Company. The obligations are secured by, subject to certain exceptions (including a limitation of pledges of equity interests in certain subsidiaries and certain thresholds with respect to real property), a first-priority lien on (i) the Company’s interest in the Pennsylvania Mining Complex, (ii) the equity interests in PA Mining Complex LP held by the Company, (iii) the CONSOL Marine Terminal, (iv) the Itmann Mining Complex, and (v) the 1.3 billion tons of Greenfield Reserves and Resources.
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
The Company's first lien gross leverage ratio was 0.01 to 1.00 at December 31, 2023. The Company's total net leverage ratio was (0.08) to 1.00 at December 31, 2023. The Company's fixed charge coverage ratio was 3.42 to 1.00 at December 31, 2023. Accordingly, the Company was in compliance with all of its financial covenants under the Revolving Credit Facility as of December 31, 2023.
The Revolving Credit Facility contains customary events of default, including with respect to a failure to make payments when due, cross-default and cross-judgment default and certain bankruptcy and insolvency events.
At December 31, 2023, there were no borrowings outstanding under the Revolving Credit Facility and the facility is currently only used for providing letters of credit, with $111 million of letters of credit outstanding, leaving $244 million of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.

Securitization Facility
At December 31, 2023, CONSOL Energy and certain of its U.S. subsidiaries are parties to a trade accounts receivable securitization facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable. In July 2022, the securitization facility was amended to, among other things, extend the maturity date to July 29, 2025.
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
The agreements comprising the securitization facility contain various customary representations and warranties, covenants and default provisions which provide for the termination and acceleration of the commitments and loans under the securitization facility in certain circumstances including, but not limited to, failure to make payments when due, breach of representation, warranty or covenant, certain insolvency events or failure to maintain the security interest in the trade receivables, and defaults under other material indebtedness. CONSOL Energy guarantees the performance of the obligations of CONSOL Thermal Holdings LLC, CONSOL Marine Terminals LLC and CONSOL Pennsylvania Coal Company LLC under the securitization, and will guarantee the obligations of any additional originators or successor servicer that may become party to the securitization. However, neither CONSOL Energy nor its affiliates will guarantee collectability of receivables or the creditworthiness of obligors thereunder.
At December 31, 2023, eligible accounts receivable yielded $72 million of borrowing capacity. At December 31, 2023, the facility had no outstanding borrowings and approximately $72 million of letters of credit outstanding, leaving $38 thousand of unused capacity. Costs associated with the receivables facility were $1 million for the year ended December 31, 2023. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.
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
During the year ended December 31, 2023, the Company fully redeemed the remaining outstanding balance of its Second Lien Notes at a redemption price of 102.75% of the stated principal outstanding in the amount of $99 million.
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
Material Cash Requirements
CONSOL Energy expects to make payments of $14 million on its long-term debt obligations, including interest, in the next 12 months. Refer to Note 13 – Long-Term Debt for additional information concerning material cash requirements in future years.
CONSOL Energy expects to make payments of $16 million on its operating and finance lease obligations, including interest, in the next 12 months. Refer to Note 14 – Leases for additional information concerning material cash requirements in future years.
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
Debt
At December 31, 2023, CONSOL Energy had total long-term debt and finance lease obligations of $199 million outstanding, including the current portion of $11 million. This long-term debt consisted of:
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
•An aggregate principal amount of $14 million of finance leases with a weighted average interest rate of 6.68%.
•Advanced royalty commitments of $6 million with a weighted average interest rate of 8.80% per annum.
•An aggregate principal amount of $1 million of other debt arrangements.
At December 31, 2023, CONSOL Energy had no borrowings outstanding and approximately $111 million of letters of credit outstanding under the $355 million senior secured Revolving Credit Facility. At December 31, 2023, CONSOL Energy had no borrowings outstanding and approximately $72 million of letters of credit outstanding under the $100 million securitization facility.

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
Under the terms of the program, CONSOL Energy is permitted to make repurchases in the open market, in privately negotiated transactions, accelerated repurchase programs or in structured share repurchase programs. CONSOL Energy is also authorized to enter into one or more 10b5-1 plans with respect to any of the repurchases. Any repurchases of common stock or notes are to be funded from available cash on hand or short-term borrowings. The program does not obligate CONSOL Energy to acquire any particular amount of its common stock or notes, and the program can be modified or suspended at any time at the Company’s discretion. The program is conducted in compliance with applicable legal requirements imposed by any credit agreement, receivables purchase agreement or indenture.
During the year ended December 31, 2023, the Company did not make any open market repurchases of its Second Lien Notes in accordance with this program. During the year ended December 31, 2023, the Company repurchased and retired 5,224,016 shares of common stock at an average price of $75.69 per share.
Total Equity and Dividends
Total equity attributable to CONSOL Energy was $1,343 million at December 31, 2023 and $1,166 million at December 31, 2022. See the Consolidated Statements of Stockholders' Equity in Item 8 of this Form 10-K for additional details.
The declaration and payment of dividends by CONSOL Energy is at the discretion of CONSOL Energy's Board of Directors, and no assurance can be given that CONSOL Energy will return to declaring and paying dividends in the future. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CONSOL Energy's financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. Certain of the Company's financing arrangements may limit CONSOL Energy's ability to pay dividends and repurchase stock based on certain covenants.
The Company paid the following dividends during the year ended December 31, 2023:

Per Share	Total Paid (000s omitted)	Payment Timing	Shareholder of Record Date
$1.10	$38,287	February 28, 2023	February 17, 2023
$1.10	$37,187	May 23, 2023	May 15, 2023

Recent Accounting Pronouncements
In December 2023, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 Income Taxes (Topic 740). The amendments in this Update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this Update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation, (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income [or loss] by the applicable statutory income tax rate), (3) disclose the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, (4) disclose the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received), (5) disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and (6) disclose income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The amendments in this update are effective for annual periods beginning after December 15, 2024, and should be applied prospectively. Management is currently evaluating the impact of this guidance, but does not expect this update to have a material impact on the Company's financial statements.
In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280). The amendments in this Update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. Topic 280 requires a public entity to report a measure of segment profit or loss that the chief operating decision maker (CODM) uses to assess segment performance and make decisions about allocating resources. Topic 280 also requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The amendments in this Update do not change or remove those disclosure requirements. The amendments in this Update also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and should be applied retrospectively. Management is currently evaluating the impact of this guidance, but does not expect this update to have a material impact on the Company's financial statements.

In August 2023, the FASB issued ASU 2023-05 - Business Combinations—Joint Venture Formations (Subtopic 805-60). The amendments in this update address the accounting for contributions made to a joint venture, upon formation, in a joint venture's separate financial statements. The objectives of the amendments are to (1) provide decision-useful information to investors and other allocators of capital in a joint venture's financial statements and (2) reduce diversity in practice. The amendments in this update do not amend the definition of a joint venture, the accounting by an equity method investor for its investment in a joint venture, or the accounting by a joint venture for contributions received after its formation. The amendments in this update are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. Existing joint ventures may elect to apply the guidance retrospectively. Management is currently evaluating the impact of this guidance, but does not expect this update to have a material impact on the Company's financial statements.
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
The Company's primary method of mitigating commodity price volatility is through short-term and multi-year fixed-price contracts. During 2021, the Company initiated a targeted commodity price hedging strategy to mitigate pricing volatility inherent in a portion of the Company’s 2022 physical contracts, related to variable pricing and the Company’s spot export business, and secure future cash flows for export sales. The commodity market volatility increased as demonstrated by significant market pricing increases throughout 2022. Loss on Commodity Derivatives, net during the year ended December 31, 2022 was $237 million. All of our hedging arrangements have been settled as of December 31, 2022, and no additional arrangements have been executed.
Interest Rate Risk

At December 31, 2023, CONSOL Energy's aggregate principal amount of debt outstanding is predominantly under fixed-rate instruments, and only $2 million of outstanding debt is subject to interest rate sensitivity.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of CONSOL Energy Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CONSOL Energy Inc. and Subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 9, 2024 expressed an unqualified opinion thereon.
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

Asset Retirement Obligations - Closed Mines

Description of the Matter
CONSOL Energy accrues for the costs of current coal mine disturbance and final coal mine and gas well closure, including the cost of treating mine water discharge where necessary. Estimates of the Company’s asset retirement obligations are based upon permit requirements and CONSOL Energy’s assessment of these requirements. The total asset retirement obligations, including the current portion, were approximately $241 million at December 31, 2023. This liability is reviewed annually, or when events and circumstances indicate an adjustment is necessary, by CONSOL Energy management and engineers. The estimated liability can significantly change if actual costs vary from the assumptions used in estimating the obligation or if governmental regulations change significantly. As discussed in Note 1 and Note 8 of the consolidated financial statements, the Company’s accounting for asset retirement obligations requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. For active locations, the present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. For locations that have been fully depleted, or closed, the present value of a change in the estimated value of the obligation is recorded directly to the consolidated statements of income.
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
Pittsburgh, Pennsylvania
February 9, 2024

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2023	2022	2021
Revenue and Other Income:
Coal Revenue	$2,106,366	$2,018,662	$1,092,022
Terminal Revenue	106,166	78,915	65,193
Freight Revenue	294,103	182,441	103,819
Loss on Commodity Derivatives, net	—	(237,024)	(52,204)
Miscellaneous Other Income (Note 3)	53,261	24,354	38,394
Gain on Sale of Assets	8,981	34,589	11,723
Total Revenue and Other Income	2,568,877	2,101,937	1,258,947
Costs and Expenses:
Operating and Other Costs	1,120,065	949,222	745,292
Depreciation, Depletion and Amortization	241,317	226,878	224,583
Freight Expense	294,103	182,441	103,819
General and Administrative Costs	103,470	116,696	87,161
Loss (Gain) on Debt Extinguishment	2,725	5,623	(657)
Interest Expense	29,325	52,640	63,342
Total Costs and Expenses	1,791,005	1,533,500	1,223,540
Earnings Before Income Tax	777,872	568,437	35,407
Income Tax Expense (Note 5)	121,980	101,458	1,297
Net Income	$655,892	$466,979	$34,110

Earnings per Share:
Total Basic Earnings per Share	$19.91	$13.41	$0.99
Total Dilutive Earnings per Share	$19.79	$13.07	$0.96

Dividends Declared per Common Share	$2.20	$2.05	$—
The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Net Income	$655,892	$466,979	$34,110
Other Comprehensive Income (Loss):
Actuarially Determined Long-Term Liability Adjustments:
Amortization of Prior Service Credits (net of tax: $537, $561, $601)	(1,868)	(1,844)	(1,804)
Recognized Net Actuarial (Gain) Loss (net of tax: $512, $(2,459), $(5,122))	(1,782)	8,076	15,374
Settlement Loss Recognized (net of tax: $—, $—, $(6))	—	—	16
Other Comprehensive Gain before Reclassifications (net of tax: $(1,232), $(30,516), $(21,979))	4,150	99,164	65,617
Available-for-Sale Securities:
Unrealized Gain on Investments in Available-for-Sale Securities (net of tax: $23, $—, $—)	80	—	—
Derivative Instruments:
Unrealized Gain on Cash Flow Hedges (net of tax: $—, $116, $596)	—	401	1,721
Other Comprehensive Income	580	105,797	80,924

Comprehensive Income	$656,472	$572,776	$115,034
The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and Cash Equivalents	$199,371	$273,070
Short-Term Investments (Note 6)	81,932	—
Accounts and Notes Receivable
Trade Receivables, net	147,612	158,127
Other Receivables, net	12,765	38,517
Inventories (Note 9)	88,154	66,290
Other Current Assets	71,172	62,479
Total Current Assets	601,006	598,483
Property, Plant and Equipment (Note 10):
Property, Plant and Equipment	5,552,404	5,408,577
Less—Accumulated Depreciation, Depletion and Amortization	3,649,281	3,448,495
Total Property, Plant and Equipment—Net	1,903,123	1,960,082
Other Assets:
Right of Use Asset - Operating Leases (Note 14)	14,658	19,799
Salary Retirement (Note 15)	47,246	38,548
Other Noncurrent Assets, net	108,970	87,465
Total Other Assets	170,874	145,812
TOTAL ASSETS	$2,675,003	$2,704,377
The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2023	December 31, 2022
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$137,243	$130,232
Current Portion of Long-Term Debt (Note 13)	11,106	28,846
Operating Lease Liability, Current Portion (Note 14)	4,769	4,922
Commodity Derivatives (Note 21)	—	15,142
Other Accrued Liabilities (Note 12)	290,606	269,656
Total Current Liabilities	443,724	448,798
Long-Term Debt:
Long-Term Debt (Note 13)	181,885	342,110
Finance Lease Obligations (Note 14)	4,182	13,225
Total Long-Term Debt	186,067	355,335
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions (Note 15)	207,908	232,593
Pneumoconiosis Benefits (Note 16)	154,943	148,390
Asset Retirement Obligations (Note 8)	212,621	221,858
Workers’ Compensation (Note 16)	39,144	40,951
Salary Retirement (Note 15)	20,808	20,585
Operating Lease Liability (Note 14)	10,385	15,073
Deferred Income Taxes (Note 5)	36,219	21,914
Other Noncurrent Liabilities	19,742	33,054
Total Deferred Credits and Other Liabilities	701,770	734,418
TOTAL LIABILITIES	1,331,561	1,538,551
Stockholders’ Equity:
Common Stock, $0.01 Par Value; 62,500,000 Shares Authorized, 29,910,439 Shares Issued and Outstanding at December 31, 2023; 34,746,904 Shares Issued and Outstanding at December 31, 2022	299	347
Capital in Excess of Par Value	547,861	646,237
Retained Earnings	944,342	668,882
Accumulated Other Comprehensive Loss	(149,060)	(149,640)
TOTAL EQUITY	1,343,442	1,165,826
TOTAL LIABILITIES AND EQUITY	$2,675,003	$2,704,377
The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
December 31, 2020	$340	$642,887	$246,850	$(336,558)	$553,519
Net Income	—	—	34,110	—	34,110
Actuarially Determined Long-Term Liability Adjustments (Net of $(26,506) Tax)	—	—	—	79,203	79,203
Interest Rate Hedge (Net of ($596) Tax)	—	—	—	1,721	1,721
Comprehensive Income	—	—	34,110	80,924	115,034
Issuance of Common Stock	5	(5)	—	—	—
Amortization of Stock-Based Compensation Awards	—	6,632	—	—	6,632
Shares Withheld for Taxes	—	(2,303)	—	—	(2,303)
CCR Merger	—	(266)	—	197	(69)
December 31, 2021	$345	$646,945	$280,960	$(255,437)	$672,813
Net Income	—	—	466,979	—	466,979
Actuarially Determined Long-Term Liability Adjustments (Net of ($32,414) Tax)	—	—	—	105,396	105,396
Interest Rate Hedge (Net of ($116) Tax)	—	—	—	401	401
Comprehensive Income	—	—	466,979	105,797	572,776
Issuance of Common Stock	4	(4)	—	—	—
Repurchases of Common Stock (124,454 Shares)	(2)	(2,333)	(5,653)	—	(7,988)
Amortization of Stock-Based Compensation Awards	—	7,890	—	—	7,890
Shares Withheld for Taxes	—	(6,261)	—	—	(6,261)
Dividends on Common Shares ($2.05/share)	—	—	(71,486)	—	(71,486)
Dividend Equivalents Earned on Stock-Based Compensation Awards	—	—	(1,918)	—	(1,918)
December 31, 2022	$347	$646,237	$668,882	$(149,640)	$1,165,826
Net Income	—	—	655,892	—	655,892
Actuarially Determined Long-Term Liability Adjustments (Net of ($183) Tax)	—	—	—	500	500
Investments in Available-for-Sale Securities (Net of $(23) Tax)	—	—	—	80	80
Comprehensive Income	—	—	655,892	580	656,472
Issuance of Common Stock	4	(4)	—	—	—
Repurchases of Common Stock (5,224,016 Shares)	(52)	(95,587)	(299,753)	—	(395,392)
Excise Tax on Repurchases of Common Stock	—	—	(3,729)	—	(3,729)
Amortization of Stock-Based Compensation Awards	—	10,046	—	—	10,046
Shares Withheld for Taxes	—	(12,831)	—	—	(12,831)
Dividends on Common Shares ($2.20/share)	—	—	(75,474)	—	(75,474)
Dividend Equivalents Earned on Stock-Based Compensation Awards	—	—	(1,476)	—	(1,476)
December 31, 2023	$299	$547,861	$944,342	$(149,060)	$1,343,442
The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities:
Net Income	$655,892	$466,979	$34,110
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	241,317	226,878	224,583
Stock-Based Compensation	10,046	7,890	6,632
Gain on Sale of Assets	(8,981)	(34,589)	(11,723)
Amortization of Debt Issuance Costs	5,468	8,314	8,552
Loss (Gain) on Debt Extinguishment	2,725	5,623	(657)
Deferred Income Taxes	14,121	49,387	(14,760)
Other Adjustments to Net Income	(3,418)	3,880	644
Changes in Operating Assets:
Trade and Other Receivables	36,922	(52,577)	44,707
Inventories	(21,540)	(3,020)	(6,676)
Other Current Assets	(4,673)	2,883	229
Changes in Other Assets	(11,725)	(26,063)	(13,797)
Changes in Operating Liabilities:
Accounts Payable	11,449	39,235	11,473
Commodity Derivatives, net Liability	(15,142)	(37,062)	52,204
Other Operating Liabilities	3,063	14,453	27,461
Changes in Other Liabilities	(57,575)	(21,221)	(57,413)
Net Cash Provided by Operating Activities	857,949	650,990	305,569
Cash Flows from Investing Activities:
Capital Expenditures	(167,791)	(171,506)	(132,752)
Proceeds from Sales of Assets	4,255	21,538	13,572
Investments in Mining-Related Activities	(7,481)	—	—
Proceeds from Sales of Short-Term Investments	122,658	—	—
Purchases of Short-Term Investments	(200,870)	—	—
Other Investing Activity	(10,203)	7,790	(8,181)
Net Cash Used in Investing Activities	(259,432)	(142,178)	(127,361)
Cash Flows from Financing Activities:
Payments on Finance Lease Obligations	(25,335)	(24,511)	(27,447)
Payments on Term Loan A	—	(41,250)	(25,000)
Payments on Term Loan B	(63,590)	(175,687)	(30,911)
Payments on Second Lien Notes	(101,832)	(52,074)	(17,092)
Proceeds from Long-Term Debt	—	—	75,000
Payments on Other Debt	(981)	(840)	(731)
Shares Withheld for Taxes	(12,831)	(6,261)	(2,303)
Repurchases of Common Stock	(399,379)	—	—
Debt Issuance and Financing Fees	(2,779)	(7,957)	(2,368)
Dividends	(75,474)	(71,486)	—
Net Cash Used in Financing Activities	(682,201)	(380,066)	(30,852)
Net (Decrease) Increase in Cash and Cash Equivalents and Restricted Cash	(83,684)	128,746	147,356
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	326,952	198,206	50,850
Cash and Cash Equivalents and Restricted Cash at End of Period	$243,268	$326,952	$198,206
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
Restricted Cash
Restricted cash includes the unused proceeds of tax-exempt bonds issued by the Pennsylvania Economic Development Financing Authority (“PEDFA”). Restricted cash also includes cash collateral supporting the Company's surety bond portfolio and letters of credit issued under the Company's accounts receivable securitization program. As of December 31, 2023, the Company had $43,897 in restricted cash. As of December 31, 2022, the Company had $53,882 in restricted cash.
Trade Receivables and Allowance for Credit Losses
Trade receivables are recorded at the invoiced amount and do not bear interest. Credit is extended based on an evaluation of a customer's financial condition, the importance of the customer or market for future business and a customer's ability to perform its obligations. See Note 7 - Credit Losses for additional information regarding the Company's measurement of expected credit losses. There were no material financing receivables with a contractual maturity greater than one year at December 31, 2023 and 2022.
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
Property, Plant and Equipment
Property, plant and equipment is recorded at cost upon acquisition. Expenditures that extend the useful lives of existing plant and equipment are capitalized. Interest costs applicable to major asset additions are capitalized during the construction period. Costs of additional mine facilities required to maintain production after a mine reaches the production stage, generally referred to as “receding face costs,” are expensed as incurred; however, the costs of additional airshafts and new portals are capitalized. Planned major maintenance costs that do not extend the useful lives of existing plant and equipment are expensed as incurred.

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
Capitalization of Interest
Interest costs associated with the development of significant properties and projects are capitalized until the project is substantially complete and ready for its intended use. A weighted average cost of borrowing rate is used. For the years ended December 31, 2023, 2022 and 2021, capitalized interest totaled $3,981, $5,425 and $2,425, respectively.

Impairment of Long-lived Assets
Impairment of long-lived assets or asset groups is recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' or asset groups' carrying value. The carrying value of the assets is then reduced to its estimated fair value which is usually measured based on an estimate of future discounted cash flows. There were no indicators of impairment and, therefore, no impairment losses were recorded during the years ended December 31, 2023, 2022 and 2021.
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
Postretirement Benefits Other Than Pensions
Postretirement benefit obligations established by the Coal Industry Retiree Health Benefit Act of 1992 (the “Coal Act”) are treated as a multi-employer plan which requires expense to be recorded for the associated obligations as payments are made. Postretirement benefits other than pensions, except for those established pursuant to the Coal Act, are accounted for in accordance with the Retirement Benefits Compensation and Non-retirement Postemployment Benefits Compensation Topics of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, which requires employers to accrue the cost of such retirement benefits for the employees' active service periods. Such liabilities are determined on an actuarial basis and CONSOL Energy administers these liabilities through a combination of self-insured and fully insured agreements. Differences between actual and expected results or changes in the value of obligations are recognized through Other Comprehensive Income (Loss).
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
Asset Retirement Obligations
Mine closing costs and costs associated with dismantling and removing de-gasification facilities are accrued using the accounting treatment prescribed by the Asset Retirement and Environmental Obligations Topic of the FASB Accounting Standards Codification. This topic requires the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. For active locations, the present value of the estimated asset retirement obligation is capitalized as part of the carrying amount of the long-lived asset. For locations that have been fully depleted or closed, the present value of the change is recorded directly to the consolidated statements of income. Generally, the capitalized asset retirement obligation is depreciated on a units-of-production basis. Accretion of the asset retirement obligation is recognized over time and until the reclamation obligations are satisfied. Accretion is included in Depreciation, Depletion and Amortization on the Consolidated Statements of Income. Asset retirement obligations primarily relate to the closure of mines, which includes treatment of water and the reclamation of land upon exhaustion of coal reserves. Accrued mine closing costs, perpetual water treatment costs, reclamation and costs associated with dismantling and removing de-gasification facilities are regularly reviewed by management and are revised for changes in future estimated costs and regulatory requirements, in each case if and as applicable.
Subsidence

Subsidence occurs when there is sinking or shifting of the ground surface due to the removal of underlying coal. Areas affected may include, although are not limited to, streams, property, roads, pipelines and other land and surface structures. Total estimated subsidence claims are recognized in the period when the related coal has been extracted and are included in Operating and Other Costs on the Consolidated Statements of Income and Other Accrued Liabilities on the Consolidated Balance Sheets. On occasion, CONSOL Energy may elect to prepay for estimated damages prior to undermining the property, in return for a release of liability. Prepayments are included as assets and are either recognized as Other Current Assets or in Other Noncurrent Assets on the Consolidated Balance Sheets if the payment is made less than or greater than one year, respectively, prior to undermining the property.
Retirement Plans
CONSOL Energy has non-contributory defined benefit retirement plans. In 2015, CONSOL's qualified defined benefit retirement plan was frozen. The benefits for these plans are based primarily on years of service and employees' pay. These plans are accounted for using the guidance outlined in the Compensation - Retirement Benefits Topic of the FASB Accounting Standards Codification. The costs of these retiree benefits are recognized over the employees' service periods. CONSOL Energy uses actuarial methods and assumptions in the valuation of defined benefit obligations and the determination of expense. Differences between actual and expected results or changes in the value of obligations and plan assets are recognized through Other Comprehensive Income (Loss).
Stock-Based Compensation
Eligible CONSOL Energy employees participate in equity-based compensation plans. CONSOL Energy recognizes compensation expense for all stock-based compensation awards based on the grant date fair value estimated in accordance with the provisions of the Stock Compensation Topic of the FASB Accounting Standards Codification. CONSOL Energy recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the award's vesting term. See Note 18 - Stock-Based Compensation for additional information.
Revenue Recognition
Coal revenue is recognized when the performance obligation has been satisfied, and the corresponding transaction price has been determined. Generally, title passes when coal is loaded at the coal preparation facilities, at terminal locations or other customer destinations. The Company's coal contract revenue per ton is fixed or determinable based upon either fixed forward pricing or pricing derived from established indices and adjusted for nominal quality characteristics. Some coal contracts also contain positive electric power price-related adjustments, which represent market-driven price adjustments, in addition to a fixed base price per ton. The Company’s coal contracts generally do not allow for retroactive adjustments to pricing after title to the coal has passed and typically do not have significant financing components. See Note 2 - Revenue from Contracts with Customers for additional information.
Freight Revenue and Expense
Shipping and handling costs invoiced to coal customers and paid to third-party carriers are recorded as Freight Revenue and Freight Expense, respectively.
Contingencies
The Company is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes, and other claims and actions arising out of the normal course of business. Liabilities are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Estimates are developed through consultation with legal counsel involved in the defense of these matters and are based upon the nature of the lawsuit, progress of the case in court, view of legal counsel, prior experience in similar matters and management's intended response. Environmental liabilities are not discounted or reduced by possible recoveries from third-parties. Legal fees associated with defending these various lawsuits and claims are expensed when incurred.

Derivative Instruments
The Company may utilize derivative instruments to manage exposures to interest rate risk on long-term debt. The Company entered into interest rate swaps in order to achieve a mix of fixed and variable rate debt that it deemed appropriate. These interest rate swaps were designated as cash flow hedges of future variable interest payments and were accounted for as an asset or a liability in the accompanying Consolidated Balance Sheets at their fair value. The Company may, from time to time, also utilize derivative instruments to manage exposure to the risk of fluctuating coal prices related to forecasted or index-priced sales of coal or to the risk of changes in the fair value of a fixed price physical sales contract. The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market in order to manage its exposure to coal prices. The Company did not seek cash flow hedge accounting treatment for its commodity derivative financial instruments and therefore, changes in fair value were reflected in earnings throughout the terms of those instruments (see Note 21 - Derivatives and Note 22 - Fair Value of Financial Instruments for additional information).
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
The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive:

	For the Years Ended December 31,
	2023	2022	2021
Anti-Dilutive Restricted Stock Units	1,146	942	45,653
Anti-Dilutive Performance Share Units	—	—	—
	1,146	942	45,653

The computations for basic and dilutive earnings per share are as follows:

Dollars in thousands, except per share data	For the Years Ended December 31,
	2023	2022	2021
Numerator:
Net Income	$655,892	$466,979	$34,110

Denominator:
Weighted-average shares of common stock outstanding	32,941,654	34,811,906	34,404,360
Effect of dilutive shares	200,353	906,349	984,198
Weighted-average diluted shares of common stock outstanding	33,142,007	35,718,255	35,388,558

Earnings per Share:
Basic	$19.91	$13.41	$0.99
Dilutive	$19.79	$13.07	$0.96

As of December 31, 2023, CONSOL Energy has 500,000 shares of preferred stock authorized, none of which are issued or outstanding.
Shares of common stock outstanding were as follows:

	2023	2022	2021
Balance, Beginning of Year	34,746,904	34,480,181	34,031,374
Retirement Related to Stock Repurchase (1)	(5,224,016)	(124,454)	—
Issuance Related to Stock-Based Compensation (2)	387,551	391,177	448,807
Balance, End of Year	29,910,439	34,746,904	34,480,181
(1) See Note 4 - Stock and Debt Repurchases for additional information.
(2) See Note 18 - Stock-Based Compensation for additional information.
Recent Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09 Income Taxes (Topic 740). The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation, (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate), (3) disclose the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, (4) disclose the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than five percent of total income taxes paid (net of refunds received), (5) disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and (6) disclose income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The amendments in this update are effective for annual periods beginning after December 15, 2024, and should be applied prospectively. Management is currently evaluating the impact of this guidance, but does not expect this update to have a material impact on the Company's financial statements.

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280). The amendments in this update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. Topic 280 requires a public entity to report a measure of segment profit or loss that the chief operating decision maker uses to assess segment performance and make decisions about allocating resources. Topic 280 also requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The amendments in this update do not change or remove those disclosure requirements. The amendments in this update also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and should be applied retrospectively. Management is currently evaluating the impact of this guidance, but does not expect this update to have a material impact on the Company's financial statements.
In August 2023, the FASB issued ASU 2023-05 - Business Combinations—Joint Venture Formations (Subtopic 805-60). The amendments in this update address the accounting for contributions made to a joint venture, upon formation, in a joint venture's separate financial statements. The objectives of the amendments are to (1) provide decision-useful information to investors and other allocators of capital in a joint venture's financial statements and (2) reduce diversity in practice. The amendments in this update do not amend the definition of a joint venture, the accounting by an equity method investor for its investment in a joint venture, or the accounting by a joint venture for contributions received after its formation. The amendments in this update are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. Existing joint ventures may elect to apply the guidance retrospectively. Management is currently evaluating the impact of this guidance, but does not expect this update to have a material impact on the Company's financial statements.
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
NOTE 2—REVENUE FROM CONTRACTS WITH CUSTOMERS:
The following tables disaggregate CONSOL Energy's revenue from contracts with customers by product type and market:

	For the Year Ended December 31, 2023
	Domestic	Export	Total
Power Generation	$672,509	$346,671	$1,019,180
Industrial	34,453	738,189	772,642
Metallurgical	10,671	303,873	314,544
Total Coal Revenue	717,633	1,388,733	2,106,366
Terminal Revenue			106,166
Freight Revenue			294,103
Total Revenue from Contracts with Customers			$2,506,635

	For the Year Ended December 31, 2022
	Domestic	Export	Total
Power Generation	$908,666	$393,647	$1,302,313
Industrial	19,231	391,872	411,103
Metallurgical	16,637	288,609	305,246
Total Coal Revenue	944,534	1,074,128	2,018,662
Terminal Revenue			78,915
Freight Revenue			182,441
Total Revenue from Contracts with Customers			$2,280,018

	For the Year Ended December 31, 2021
	Domestic	Export	Total
Power Generation	$571,622	$118,361	$689,983
Industrial	12,377	296,003	308,380
Metallurgical	6,942	86,717	93,659
Total Coal Revenue	590,941	501,081	1,092,022
Terminal Revenue			65,193
Freight Revenue			103,819
Total Revenue from Contracts with Customers			$1,261,034
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
CONSOL Energy's coal revenue is recognized when the performance obligation has been satisfied, and the corresponding transaction price has been determined. Generally, title passes when coal is loaded at the coal preparation facilities, at terminal locations or other customer destinations. The Company's coal contract revenue per ton is fixed or determinable based upon either fixed forward pricing or pricing derived from established indices and adjusted for nominal quality characteristics. Some coal contracts also contain positive electric power price-related adjustments, which represent market-driven price adjustments, in addition to a fixed base price per ton. The Company’s coal contracts generally do not allow for retroactive adjustments to pricing after title to the coal has passed and typically do not have significant financing components.
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
While CONSOL Energy does, from time to time, experience costs of obtaining coal customer contracts with amortization periods greater than one year, those costs are generally immaterial. At December 31, 2023 and 2022, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. For the years ended December 31, 2023, 2022 and 2021, the Company has not recognized any amortization of previously existing capitalized costs of obtaining customer contracts. Further, the Company has not recognized any coal revenue in the current period that is not a result of current period performance.

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
The CONSOL Marine Terminal does not normally experience material costs of obtaining customer contracts with amortization periods greater than one year. At December 31, 2023 and 2022, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. For the years ended December 31, 2023, 2022 and 2021, the Company has not recognized any amortization of previously existing capitalized costs of obtaining Terminal customer contracts. Further, the Company has not recognized any revenue in the current period that is not a result of current period performance.
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
NOTE 3—MISCELLANEOUS OTHER INCOME:

	For the Years Ended December 31,
	2023	2022	2021
Contract Buyout	$16,350	$—	$—
Interest Income	13,597	6,031	3,287
Royalty Income - Non-Operated Coal	8,855	10,258	8,661
Rental Income	2,129	2,239	1,095
Sale of Certain Mining Rights	—	—	21,756
Other	12,330	5,826	3,595
Miscellaneous Other Income	$53,261	$24,354	$38,394
Contract buyout income was primarily the result of partial contract buyouts that involved negotiations with several customers to reduce coal quantities for which they were otherwise obligated to purchase under contracts in exchange for payment of certain fees to the Company, and did not impact forward contract terms.
Interest income increased primarily due to the Company's investment in marketable debt securities, primarily comprised of highly liquid U.S. Treasury securities, during the year ended December 31, 2023.
Royalty income represents earned revenue related to overriding royalty agreements or coal reserve leases between the Company and third-party operators.
The sale of certain mining rights involved transactions in connection with future coal reserves completed in the year ended December 31, 2021.

NOTE 4— STOCK AND DEBT REPURCHASES:
In December 2017, CONSOL Energy’s Board of Directors approved a program to repurchase, from time to time, the Company's outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025 (the “Second Lien Notes”). Since the program's inception, the Company's Board of Directors has subsequently amended the program several times. The most recent amendment occurred in April 2023, in which the aggregate limit of the Company's repurchase authority was raised to $1,000,000. The program terminates on December 31, 2024.
Under the terms of the program, CONSOL Energy is permitted to make repurchases in the open market, in privately negotiated transactions, accelerated repurchase programs or in structured share repurchase programs. CONSOL Energy is also authorized to enter into one or more 10b5-1 plans with respect to any of the repurchases. Any repurchases of common stock or notes are to be funded from available cash on hand or short-term borrowings. The program does not obligate CONSOL Energy to acquire any particular amount of its common stock or notes, and the program can be modified or suspended at any time at the Company’s discretion. The program is conducted in compliance with applicable legal requirements imposed by any credit agreement, receivables purchase agreement or indenture.
During the year ended December 31, 2023, the Company did not make any open market repurchases of its Second Lien Notes in accordance with this program. During the years ended December 31, 2022 and 2021, the Company spent $26,387 to repurchase $25,000 and spent $17,092 to repurchase $18,040 of its Second Lien Notes, respectively, in accordance with this program. During the years ended December 31, 2023 and 2022, the Company repurchased and retired 5,224,016 and 124,454 shares of the Company's common stock at an average price of $75.69 and $64.18 per share, respectively. No shares of common stock were repurchased under this program during the year ended December 31, 2021.
NOTE 5—INCOME TAXES:
The components of income tax expense were as follows:

	For the Years Ended December 31,
	2023	2022	2021
Current:
U.S. Federal	$100,572	$45,068	$13,769
U.S. State	7,287	7,238	2,145
Non-U.S.	—	(235)	143
	107,859	52,071	16,057
Deferred:
U.S. Federal	12,528	37,154	(16,657)
U.S. State	1,593	12,233	1,897
	14,121	49,387	(14,760)

Total Income Tax Expense	$121,980	$101,458	$1,297

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate of 21% to income from operations before income tax is:

	For the Years Ended December 31,
	2023		2022		2021
	Amount	Percent	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$163,353	21.0%	$119,372	21.0%	$7,436	21.0%
State income taxes, net of federal tax benefit	7,618	1.0	11,110	2.0	(642)	(1.8)
Effect of foreign income taxes	—	—	(241)	—	125	0.4
Excess tax depletion	(26,802)	(3.5)	(32,431)	(5.7)	(10,535)	(29.8)
Foreign derived intangible income	(23,545)	(3.0)	(4,906)	(0.9)	—	—
Uncertain tax positions	36	—	(792)	(0.1)	1,473	4.2
Compensation	2,284	0.3	4,178	0.7	3,192	9.0
Valuation allowance	—	—	(937)	(0.2)	(544)	(1.5)
Tax credits	(700)	(0.1)	(350)	(0.1)	(210)	(0.6)
State rate change and prior period adjustments	(809)	(0.1)	5,397	0.9	642	1.8
Other	545	0.1	1,058	0.2	360	1.0
Income Tax Expense / Effective Rate	$121,980	15.7%	$101,458	17.8%	$1,297	3.7%

Significant components of deferred tax assets and liabilities were as follows:

	December 31,
	2023	2022
Deferred Tax Asset:
Postretirement benefits other than pensions	$47,730	$56,119
Asset retirement obligations	41,400	44,680
Pneumoconiosis benefits	33,867	33,946
Compensation	8,317	8,826
Workers' compensation	6,461	7,099
State bonus, net of Federal	1,917	2,973
Long-term disability	1,280	1,463
Operating lease liability	1,033	46
Net operating loss	238	211
Financing	124	838
Other	8,910	4,957
Total Deferred Tax Asset	151,277	161,158
Valuation Allowance	—	—
Net Deferred Tax Asset	151,277	161,158

Deferred Tax Liability:
Equity Partnerships	(122,220)	(118,231)
Property, plant and equipment	(52,409)	(54,322)
Advance mining royalties	(6,476)	(6,782)
Salary retirement	(5,468)	(3,737)
Right of use assets	(923)	—
Total Deferred Tax Liability	(187,496)	(183,072)

Net Deferred Tax Liability	$(36,219)	$(21,914)
At December 31, 2023, the Company has net operating loss carryforwards of approximately $238 for state income tax purposes, which will, if ultimately utilized, offset future taxable income. These net operating losses, if unused, will expire in 2041.
As required by U.S. GAAP, a valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Management must review all available evidence, both positive and negative, in determining the need for a valuation allowance. As of December 31, 2023 and 2022, no valuation allowance has been recorded.
Unrecognized Tax Benefits
The Company utilizes the “more likely than not” standard in recognizing a tax benefit in its financial statements. For the years ended December 31, 2023 and 2022, a reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2023	2022

Balance at January 1	$1,941	$3,633
Additions based on tax positions related to the current year	22	384
Additions for tax positions of prior years	24	—
Reductions for tax positions of prior years	—	(1,168)
Reductions due to the statute of limitations	—	—
Settlements	—	(908)

Balance at December 31	$1,987	$1,941
The Company recorded an unrecognized tax benefit for the tax years ending December 31, 2023 and 2022 of $1,987 and $1,941, respectively, related to a position taken on state taxes. The actual amount of any change to the unrecognized tax benefit could vary depending on the timing and nature of the settlement; therefore, an estimate of change cannot be provided. Related interest and penalties were not accrued as these were estimated to be immaterial.
The Company is subject to taxation in the United States and its various states, as well as Canada and its various provinces. The Company is subject to examination for the tax periods 2018 through 2023 for federal and state returns.
NOTE 6—CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

	December 31,
	2023	2022
Cash and Cash Equivalents	$199,371	$273,070
Restricted Cash - Current(1)	43,897	40,366
Restricted Cash - Non-current(1)	—	13,516
Cash and Cash Equivalents and Restricted Cash	$243,268	$326,952
(1) Restricted Cash - Current is included in Other Current Assets in the accompanying Consolidated Balance Sheets. Restricted Cash - Non-current is included in Other Noncurrent Assets, net in the accompanying Consolidated Balance Sheets.
During the year ended December 31, 2023, the Company invested in marketable debt securities, primarily comprised of highly liquid U.S. Treasury securities. The investments are held in the custody of financial institutions. These securities are classified as available-for-sale securities and have maturity dates ranging from January 2024 through December 2024, and are classified as current assets accordingly.
The Company's investments in available-for-sale securities are as follows:

	December 31, 2023
			Gross Unrealized
	Amortized Cost	Allowance for Credit Losses	Gains	Losses	Fair Value
U.S. Treasury Securities	$81,829	$—	$103	$—	$81,932
Available-for-sale investments are reported at fair value and any unrealized gains or losses are recognized in other comprehensive income, net of tax. The unrealized gains in the Company's portfolio at December 31, 2023 are the result of normal market fluctuations. Interest and dividends are included in net income when earned.

NOTE 7—CREDIT LOSSES:
Trade receivables are recorded at the invoiced amount and do not bear interest. Credit is extended based on an evaluation of a customer's financial condition, the importance of the customer or market for future business, and a customer's ability to perform its obligations. Trade receivable balances are monitored against approved credit terms. Credit terms are reviewed and adjusted as considered necessary based on changes to a customer's credit profile. If a customer's credit deteriorates, the Company may reduce credit risk exposure by reducing credit terms, obtaining letters of credit, obtaining credit insurance, or requiring pre-payment for shipments. Other non-trade contractual arrangements consist primarily of overriding royalty agreements and other financial arrangements between the Company and various counterparties.
The Company may be at risk of exposure to credit losses primarily through sales of products and services. The Company's expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions, and a review of the current status of customers' trade and other accounts receivables. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on an aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts may be necessary from time to time and are established to record the appropriate provision for customers that have a higher probability of default. The Company's monitoring activities include timely account reconciliations, dispute resolution, payment confirmation, and consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible.
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
The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable and other non-trade contractual arrangements to present the net amount expected to be collected.

	Trade Receivables	Other Non-Trade Contractual Arrangements

Beginning Balance, December 31, 2022	$1,731	$7,051
Provision for expected credit losses	(1,265)	498
Write-off of uncollectible accounts	—	(45)
Ending Balance, December 31, 2023	$466	$7,504

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
The reconciliation of changes in the Company's asset retirement obligations at December 31, 2023 and 2022 is as follows:

	As of December 31,
	2023	2022
Balance at Beginning of Period	$251,502	$238,118
Accretion Expense	19,843	18,747
Payments	(22,771)	(18,025)
Revisions in Estimated Cash Flows	4,533	12,801
Other	(11,915)	(139)
Balance at End of Period	$241,192	$251,502
For the year ended December 31, 2023, Other consists of $(11,915) attributed to conveyances of several gas wells to third parties.
NOTE 9—INVENTORIES:
Inventory components consist of the following:

	December 31,
	2023	2022
Coal	$17,128	$11,315
Supplies	71,026	54,975
Total Inventories	$88,154	$66,290
NOTE 10—PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment consists of the following:

	December 31,
	2023	2022
Plant and Equipment	$3,458,655	$3,330,755
Coal Properties and Surface Lands	906,343	898,628
Airshafts	492,806	481,090
Mine Development	366,260	366,241
Advance Mining Royalties	328,340	331,863
Total Property, Plant and Equipment	5,552,404	5,408,577
Less: Accumulated Depreciation, Depletion and Amortization	3,649,281	3,448,495
Total Property, Plant and Equipment - Net	$1,903,123	$1,960,082
As of December 31, 2023 and 2022, property, plant and equipment includes gross assets under finance leases of $44,622 and $90,516, respectively. Accumulated amortization for finance leases was $31,873 and $54,028 at December 31, 2023 and 2022, respectively. Amortization expense for assets under finance leases approximated $25,400, $24,206 and $27,846 for the years ended December 31, 2023, 2022 and 2021, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying Consolidated Statements of Income. See Note 14 - Leases for further discussion of finance leases.
NOTE 11—ACCOUNTS RECEIVABLE SECURITIZATION:
At December 31, 2023, CONSOL Energy and certain of its U.S. subsidiaries are parties to a trade accounts receivable securitization facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable. In July 2022, the securitization facility was amended to, among other things, extend the maturity date to July 29, 2025.
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
At December 31, 2023, the Company's eligible accounts receivable yielded $72,125 of borrowing capacity. At December 31, 2023, the facility had no outstanding borrowings and $72,087 of letters of credit outstanding, leaving available borrowing capacity of $38. At December 31, 2022, the Company's eligible accounts receivable yielded $85,179 of borrowing capacity. At December 31, 2022, the facility had no outstanding borrowings and $83,465 of letters of credit outstanding, leaving available borrowing capacity of $1,714. Costs associated with the receivables facility totaled $1,423, $1,101 and $1,048 for the years ended December 31, 2023, 2022 and 2021, respectively. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.
NOTE 12—OTHER ACCRUED LIABILITIES:

	December 31,
	2023	2022
Subsidence Liability	$105,322	$96,623
Accrued Compensation and Benefits	73,763	67,893
Accrued Other Taxes	12,276	10,551
Deferred Revenue	9,517	966
Accrued Interest	6,283	7,942
Other	10,457	10,427
Current Portion of Long-Term Liabilities:
Asset Retirement Obligations	28,571	29,644
Postretirement Benefits Other than Pensions	19,327	22,436
Pneumoconiosis Benefits	15,071	12,723
Workers' Compensation	10,019	10,451
Total Other Accrued Liabilities	$290,606	$269,656

NOTE 13—LONG-TERM DEBT:

	December 31,
	2023	2022
Debt:
MEDCO Revenue Bonds in Series due September 2025 at 5.75%	$102,865	$102,865
9.00% PEDFA Solid Waste Disposal Revenue Bonds due April 2028	75,000	75,000
Advance Royalty Commitments (8.80% and 8.09% Weighted Average Interest Rate, respectively)	5,922	7,716
Other Debt Arrangements	1,419	2,400
11.00% Senior Secured Second Lien Notes due November 2025	—	99,107
Term Loan B due in September 2024 (Principal of $63,590 less Unamortized Discount of $106, 8.92% Weighted Average Interest Rate at December 31, 2022)	—	63,484
Less: Unamortized Debt Issuance Costs	(1,686)	(3,721)
	183,520	346,851
Less: Amounts Due in One Year*	(1,635)	(4,741)
Long-Term Debt	$181,885	$342,110
*Excludes current portion of Finance Lease Obligations of $9,471 and $24,105 at December 31, 2023 and 2022, respectively.
Annual undiscounted maturities on the Company's debt instruments during the next five years and thereafter are as follows:

Year ended December 31,	Amount
2024	$1,635
2025	103,900
2026	883
2027	816
2028	75,697
Thereafter	2,275
Total Long-Term Debt Maturities	$185,206
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
Borrowings under the Company's Revolving Credit Facility bear interest at a floating rate that is, at the Company's option, either (i) SOFR plus the applicable SOFR adjustment (as defined therein) depending on the applicable interest period plus an applicable margin or (ii) an alternate base rate plus an applicable margin. The applicable margin for the Revolving Credit Facility depends on the total net leverage ratio. Obligations under the Revolving Credit Facility are guaranteed by (i) all owners of the PAMC held by the Company, (ii) any other members of the Company’s group that own any portion of the collateral securing the Revolving Credit Facility, and (iii) subject to certain customary exceptions and agreed materiality thresholds, all other existing or future direct or indirect wholly-owned restricted subsidiaries of the Company. The obligations are secured by, subject to certain exceptions (including a limitation of pledges of equity interests in certain subsidiaries and certain thresholds with respect to real property), a first-priority lien on (i) the Company’s interest in the PAMC, (ii) the equity interests in PA Mining Complex LP held by the Company, (iii) the CONSOL Marine Terminal, (iv) the Itmann Mining Complex and (v) the 1.3 billion tons of Greenfield Reserves and Resources.

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
The Company's first lien gross leverage ratio was 0.01 to 1.00 at December 31, 2023. The Company's total net leverage ratio was (0.08) to 1.00 at December 31, 2023. The Company's fixed charge coverage ratio was 3.42 to 1.00 at December 31, 2023. The Company was in compliance with all of its financial covenants under the Revolving Credit Facility as of December 31, 2023.
At December 31, 2023, the Revolving Credit Facility had no borrowings outstanding and $111,186 of letters of credit outstanding, leaving $243,814 of unused capacity. At December 31, 2022, the Revolving Credit Facility had no borrowings outstanding and $103,029 of letters of credit outstanding, leaving $296,971 of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.
The SPV is a non-guarantor subsidiary of the Revolving Credit Facility, and the SPV holds the assets pledged to the lender in the securitization facility. The SPV had total assets of $147,918 and $158,877, comprised mainly of $147,612 and $158,127 trade receivables, net, at December 31, 2023 and 2022, respectively. For the years ended December 31, 2023, 2022 and 2021, net income (loss) attributable to the SPV was $5,129, $12,330 and $(54), respectively, which primarily reflected intercompany fees related to purchasing the receivables, which are eliminated in the Consolidated Financial Statements contained within this Annual Report on Form 10-K. During the years ended December 31, 2023, 2022 and 2021, there were no borrowings or payments under the accounts receivable securitization facility. See Note 11 - Accounts Receivable Securitization for additional information.
Second Lien Notes
In November 2017, CONSOL Energy issued $300,000 in aggregate principal amount of Second Lien Notes pursuant to an indenture (the “Indenture”) dated as of November 13, 2017, by and between the Company and UMB Bank, N.A., a national banking association, as trustee and collateral trustee (the “Trustee”). On November 28, 2017, certain subsidiaries of the Company executed a supplement to the Indenture and became party to the Indenture as a guarantor (the “Guarantors”). The Second Lien Notes were secured by second priority liens on substantially all of the assets of the Company and the Guarantors that are pledged on a first-priority basis as collateral securing the Company’s obligations under the Revolving Credit Facility (described above), subject to certain exceptions under the Indenture.
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

During the year ended December 31, 2023, the Company spent $101,832 to fully redeem the remaining balance of $99,107 of its outstanding Second Lien Notes. During the year ended December 31, 2022, the Company spent $26,387 to repurchase $25,000, and spent $25,687 to redeem $25,000 of its outstanding Second Lien Notes. As a result of these transactions, losses of $2,725 and $5,623 were incurred and are included in Loss (Gain) on Debt Extinguishment on the Consolidated Statements of Income for the years ended December 31, 2023 and 2022, respectively.
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
The Company started a capital construction project on the PAMC coarse refuse disposal area in 2017, which is now funded, in part, by the proceeds from the PEDFA Bonds. The Company expects to expend these funds as qualified work is completed. During the years ended December 31, 2023 and 2022, the Company utilized restricted cash in the amount of $24,705 and $11,196, respectively, for qualified expenses. Additionally, the Company had $12,177 and $35,516 in restricted cash at December 31, 2023 and 2022, respectively, associated with this financing that will be used to fund future spending on the coarse refuse disposal area.
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
The Company determines if an arrangement is an operating or finance lease at inception of the applicable lease. For leases where the Company is the lessee, Right of Use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available on the commencement date in determining the present value of lease payments. The ROU asset also consists of any prepaid lease payments, lease incentives received, and costs which will be incurred in exiting a lease. The lease terms used to calculate the ROU asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense while the expense for finance leases is recognized as depreciation expense and interest expense using the interest method of recognition. Further, the Company made an accounting policy election not to apply the recognition and measurement requirements to short-term leases, defined as leases with an initial term of twelve months or less. CONSOL Energy will recognize those lease payments in the Consolidated Statements of Income over the lease term. For the years ended December 31, 2023 and 2022, these short-term lease expenses were not material to the Company's financial statements.

For the years ended December 31, 2023 and 2022, the components of operating lease expense were as follows:

	December 31,
	2023	2022
Fixed operating lease expense	$6,447	$11,467
Variable operating lease expense	8,358	10,752
Total operating lease expense	$14,805	$22,219
Supplemental cash flow information related to the Company's operating leases for the years ended December 31, 2023 and 2022 was as follows:

	December 31,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$6,148	$22,020
The following table presents the lease balances within the Consolidated Balance Sheets, weighted average lease term, and the weighted average discount rate related to the Company's operating leases at December 31, 2023 and 2022:

		December 31,
Lease Assets and Liabilities	Classification	2023	2022
Assets:
Operating Lease ROU Assets	Other Assets	$14,658	$19,799

Liabilities:
Current:
Operating Lease Liabilities	Operating Lease Liabilities	$4,769	$4,922
Long-Term:
Operating Lease Liabilities	Operating Lease Liabilities	$10,385	$15,073
Total Operating Lease Liabilities		$15,154	$19,995

Weighted average remaining lease term (in years)		4.46	4.83
Weighted average discount rate		7.21%	7.13%
The Company also enters into finance leases for mining equipment and automobiles. Assets arising from finance leases are included in property, plant and equipment-net and the liabilities are included in current portion of long-term debt and long-term debt in the accompanying Consolidated Balance Sheets.
For the years ended December 31, 2023 and 2022, the components of finance lease expense were as follows:

	December 31,
	2023	2022
Amortization of right of use assets	$25,400	$24,206
Interest expense	1,712	2,751
Total finance lease expense	$27,112	$26,957

The following table presents the weighted average lease term and weighted average discount rate related to the Company's finance leases as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Weighted average remaining lease term (in years)	1.64	1.62
Weighted average discount rate	6.68%	6.53%
The following table presents the future maturities of the Company's operating and finance lease liabilities, together with the present value of the net minimum lease payments, at December 31, 2023:

	Finance Leases	Operating Leases
2024	$10,045	$5,669
2025	3,649	4,135
2026	487	4,011
2027	369	658
2028	149	638
Thereafter	—	2,799
Total minimum lease payments	14,699	17,910
Less amount representing interest	1,046	2,756
Present value of minimum lease payments	$13,653	$15,154
NOTE 15—PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:
Pension
CONSOL Energy has non-contributory defined benefit retirement plans. The benefits for these plans are based primarily on years of service and employees' pay. CONSOL Energy's qualified pension plan (the “Pension Plan”) allows for lump-sum distributions of benefits earned up until December 31, 2005, at the employees' election.
According to the Defined Benefit Plans Topic of the FASB Accounting Standards Codification, if the lump sum distributions made during a plan year, which for CONSOL Energy is January 1 to December 31, exceed the total of the projected service cost and interest cost for the plan year, settlement accounting is required. Lump sum payments exceeded this threshold during the year ended December 31, 2021. Accordingly, CONSOL Energy recognized expense of $22 for the year ended December 31, 2021 in Operating and Other Costs in the Consolidated Statements of Income. The settlement charges represented a pro rata portion of the net unrecognized loss based on the percentage reduction in the projected benefit obligation due to the lump sum payments. The settlement charges noted above also resulted in a remeasurement of the pension plan at June 30, 2021, which reduced the pension liability by $1,009. The settlement and corresponding remeasurement of the pension plan resulted in an adjustment of $766 to Other Comprehensive Income, net of $265 in deferred taxes. Lump sum payments did not exceed this threshold during the years ended December 31, 2023 and 2022.
Other Postretirement Benefit Plan
Certain subsidiaries of CONSOL Energy provide medical and prescription drug benefits to retired employees covered by either the Coal Act or the National Bituminous Coal Wage Agreement of 2011.

The reconciliation of changes in the benefit obligation, plan assets and funded status of these plans at December 31, 2023 and 2022 is as follows:

	Pension Benefits at December 31,		Other Postretirement Benefits at December 31,
	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of period	$524,212	$723,006	$255,029	$353,297
Service cost	1,217	1,207	—	—
Interest cost	27,027	16,539	13,044	7,898
Actuarial loss (gain)	14,061	(173,233)	(20,776)	(84,810)
Benefits and other payments	(41,431)	(43,307)	(20,062)	(21,356)
Benefit obligation at end of period	$525,086	$524,212	$227,235	$255,029

Change in plan assets:
Fair value of plan assets at beginning of period	$540,225	$733,966	$—	$—
Actual return on plan assets	49,239	(151,968)	—	—
Company contributions	1,538	1,534	20,062	21,356
Benefits and other payments	(41,431)	(43,307)	(20,062)	(21,356)
Fair value of plan assets at end of period	$549,571	$540,225	$—	$—

Funded status:
Noncurrent assets	$47,246	$38,548	$—	$—
Current liabilities	(1,953)	(1,950)	(19,327)	(22,436)
Noncurrent liabilities	(20,808)	(20,585)	(207,908)	(232,593)
Net asset (obligation) recognized	$24,485	$16,013	$(227,235)	$(255,029)

Amounts recognized in accumulated other comprehensive (loss) income consist of:
Net actuarial loss (gain)	$248,252	$244,700	$(26,249)	$(5,473)
Prior service credit	—	—	(11,329)	(13,734)
Net amount recognized (before tax effect)	$248,252	$244,700	$(37,578)	$(19,207)
The components of net periodic benefit (credit) cost are as follows:

	Pension Benefits			Other Postretirement Benefits
	For the Years Ended December 31,			For the Years Ended December 31,
	2023	2022	2021	2023	2022	2021
Components of net periodic benefit (credit) cost:
Service cost	$1,217	$1,207	$1,114	$—	$—	$—
Interest cost	27,027	16,539	14,230	13,044	7,898	7,274
Expected return on plan assets	(39,470)	(37,276)	(42,168)	—	—	—
Amortization of prior service credits	—	—	—	(2,405)	(2,405)	(2,405)
Recognized net actuarial loss	741	3,037	5,469	—	3,515	6,516
Settlement loss recognized	—	—	22	—	—	—
Net periodic benefit (credit) cost	$(10,485)	$(16,493)	$(21,333)	$10,639	$9,008	$11,385

(Credits) expenses related to pension and other post-employment benefits are reflected in Operating and Other Costs in the Consolidated Statements of Income. Amounts reclassified out of accumulated other comprehensive (loss) income are reflected in Operating and Other Costs in the Consolidated Statements of Income.
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
The following table provides information related to pension plans with an accumulated benefit obligation in excess of plan assets:

	As of December 31,
	2023	2022
Projected benefit obligation	$22,762	$22,535
Accumulated benefit obligation	$22,464	$22,203
Fair value of plan assets	$—	$—
Assumptions:
The weighted-average assumptions used to determine benefit obligations are as follows:

	Pension Obligations at December 31,		Other Postretirement Obligations at December 31,
	2023	2022	2023	2022
Discount rate	5.15%	5.41%	5.14%	5.43%
Rate of compensation increase	3.93%	3.89%	—	—
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
The weighted-average assumptions used to determine net periodic benefit costs are as follows:

	Pension Benefits			Other Postretirement Benefits
	For the Years Ended December 31,			For the Years Ended December 31,
	2023	2022	2021	2023	2022	2021
Discount rate	5.41%	2.83%	2.46%	5.43%	2.79%	2.39%
Expected long-term return on plan assets	5.81%	4.75%	5.60%	—	—	—
Rate of compensation increase	3.89%	3.78%	3.76%	—	—	—
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
The assumed health care cost trend rates are as follows:

	At December 31,
	2023	2022
Health care cost trend rate for next year	6.40%	6.78%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	4.00%	4.00%
Year that the rate reaches ultimate trend rate	2048	2048
Plan Assets:
The Company’s overall investment strategy is to meet current and future benefit payment needs through diversification across asset classes, fund strategies and fund managers to achieve an optimal balance between risk and return and between income and growth of assets through capital appreciation. Consistent with the objectives of the pension trust (the “Trust”) and in consideration of the Trust’s current funded status and the current level of market interest rates, the Retirement Board, as appointed by the CONSOL Energy Board of Directors (the “Retirement Board”) has approved an asset allocation strategy that will change over time in response to future improvements in the Trust’s funded status and/or changes in market interest rates. Such changes in asset allocation strategy are intended to allocate additional assets to the fixed income asset class should the Trust’s funded status improve. In this framework, the current target allocation for plan assets is 10.0% diversified growth assets and 90.0% liability hedging fixed income. Both the equity and fixed income portfolios are comprised of both active and passive investment strategies. The Trust is primarily invested in Mercer Common Collective Trusts. Equity securities consist of investments in large and mid/small cap companies; non-U.S. equities are derived from both developed and emerging markets. Fixed income securities consist primarily of U.S. long duration fixed income corporate and U.S. Treasury instruments. The average quality of the fixed income portfolio must be rated at least “investment grade” by nationally recognized rating agencies. Within the fixed income asset class, investments are invested primarily across various strategies such that the overall profile strongly correlates with the interest rate sensitivity of the Trust’s liabilities in order to reduce the volatility resulting from the risk of changes in interest rates and the impact of such changes on the Trust’s overall financial status. Derivatives, interest rate swaps, options and futures are permitted investments for the purpose of reducing risk and to extend the duration of the overall fixed income portfolio; however, they may not be used for speculative purposes. All or a portion of the assets may be invested in mutual funds or other commingled vehicles so long as the pooled investment funds have an adequate asset base relative to their asset class; are invested in a diversified manner; and have management and/or oversight by an Investment Advisor registered with the SEC. The Retirement Board reviews the investment program on an ongoing basis including asset performance, current trends and developments in capital markets, changes in Trust liabilities and ongoing appropriateness of the overall investment policy.
The fair values of plan assets at December 31, 2023 and 2022 by asset category are as follows:

	Fair Value Measurements at December 31, 2023				Fair Value Measurements at December 31, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash/Accrued Income	$116	$116	$—	$—	$101	$101	$—	$—
Mercer Common Collective Trusts (a)	549,455	—	—	—	540,124	—	—	—
Total	$549,571	$116	$—	$—	$540,225	$101	$—	$—

(a) Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy but are included in the total.
There are no investments in CONSOL Energy stock held by these plans at December 31, 2023 or 2022.
There are no assets in the other postretirement benefit plan at December 31, 2023 or 2022.
Cash Flows:
If necessary, CONSOL Energy intends to contribute to the pension trust using prudent funding methods. However, the Company does not expect to contribute to the pension plan trust in 2024. Pension benefit payments are primarily funded from the Trust. CONSOL Energy expects to pay benefits of $1,953 from the non-qualified pension plan in 2024. CONSOL Energy does not expect to contribute to the other postretirement benefit plan in 2024 and intends to pay benefit claims as they become due.
The following benefit payments are expected to be paid in accordance with plan documents:

	Pension Benefits	Other Postretirement Benefits
2024	$40,937	$19,327
2025	$39,700	$19,207
2026	$41,409	$18,969
2027	$39,060	$18,490
2028	$38,717	$18,168
Year 2029-2033	$184,782	$85,644
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

The reconciliation of changes in the benefit obligation and funded status of these plans at December 31, 2023 and 2022 is as follows:

	CWP at December 31,		Workers' Compensation at December 31,
	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of period	$161,113	$215,871	$50,344	$67,261
State administrative fees and insurance bond premiums	—	—	1,953	1,817
Service cost	2,313	2,905	5,597	4,920
Interest cost	8,285	5,060	2,514	1,369
Actuarial loss (gain)	13,270	(46,498)	(2,919)	(14,422)
Benefits paid	(14,967)	(16,225)	(9,336)	(10,601)
Benefit obligation at end of period	$170,014	$161,113	$48,153	$50,344

Funded status:
Current assets	$—	$—	$1,010	$1,058
Current liabilities	(15,071)	(12,723)	(10,019)	(10,451)
Noncurrent liabilities	(154,943)	(148,390)	(39,144)	(40,951)
Net obligation recognized	$(170,014)	$(161,113)	$(48,153)	$(50,344)

Amounts recognized in accumulated other comprehensive (loss) income consist of:
Net actuarial loss (gain)	$4,217	$(10,098)	$(25,597)	$(24,727)
Net amount recognized (before tax effect)	$4,217	$(10,098)	$(25,597)	$(24,727)
The components of net periodic benefit cost are as follows:

	CWP For the Years Ended December 31,			Workers’ Compensation For the Years Ended December 31,
	2023	2022	2021	2023	2022	2021
Service cost	$2,313	$2,905	$4,460	$5,597	$4,920	$4,236
Interest cost	8,285	5,060	4,710	2,514	1,369	1,127
Recognized net actuarial (gain) loss	(1,045)	4,238	8,364	(2,049)	(420)	(179)
State administrative fees and insurance bond premiums	—	—	—	1,953	1,817	1,778
Net periodic benefit cost	$9,553	$12,203	$17,534	$8,015	$7,686	$6,962
Expenses related to CWP and workers’ compensation are reflected in Operating and Other Costs in the Consolidated Statements of Income. Amounts reclassified out of accumulated other comprehensive (loss) income are reflected in Operating and Other Costs in the Consolidated Statements of Income.
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

Assumptions:
The weighted-average discount rates used to determine benefit obligations and net periodic benefit costs are as follows:

	CWP For the Years Ended December 31,			Workers’ Compensation For the Years Ended December 31,
	2023	2022	2021	2023	2022	2021
Benefit obligations	5.14%	5.40%	2.85%	5.12%	5.38%	2.74%
Net periodic benefit costs	5.40%	2.85%	2.53%	5.38%	2.74%	2.35%
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
Cash Flows:
CONSOL Energy does not intend to make contributions to the CWP or Workers' Compensation plans in 2024, but it intends to pay benefit claims as they become due.
The following benefit payments, which reflect expected future claims as appropriate, are expected to be paid:

		Workers' Compensation
	CWP Benefits	Total Benefits	Actuarial Benefits	Other Benefits
2024	$15,071	$10,932	$9,009	$1,923
2025	$14,305	$10,958	$8,987	$1,971
2026	$13,636	$11,220	$9,200	$2,020
2027	$12,909	$11,246	$9,175	$2,071
2028	$12,440	$11,575	$9,452	$2,123
Year 2029-2033	$59,950	$60,729	$49,293	$11,436
NOTE 17—OTHER EMPLOYEE BENEFIT PLANS:
UMWA Benefit Trusts
The Coal Act created two multi-employer benefit plans: (1) the United Mine Workers of America (the “UMWA”) Combined Benefit Fund (the “Combined Fund”) into which the former UMWA Benefit Trusts were merged, and (2) the UMWA 1992 Benefit Plan (the “1992 Benefit Plan”). CONSOL Energy accounts for required contributions to these multi-employer trusts as expense when incurred.
The Combined Fund provides medical and death benefits for all beneficiaries of the former UMWA Benefit Trusts who were actually receiving benefits as of July 20, 1992. The 1992 Benefit Plan provides medical and death benefits to orphan UMWA-represented members eligible for retirement on February 1, 1993 and for those who retired between July 20, 1992 and September 30, 1994. The Coal Act provides for the assignment of beneficiaries to former employers and the allocation of unassigned beneficiaries (referred to as orphans) to companies using a formula set forth in the Coal Act. The Coal Act requires that responsibility for funding the benefits to be paid to beneficiaries be assigned to their former signatory employers or related companies. This cost is recognized when contributions are assessed. CONSOL Energy's total contributions under the Coal Act were $3,552, $4,099 and $4,760 for the years ended December 31, 2023, 2022 and 2021, respectively. Based on available information at December 31, 2023, CONSOL Energy's gross obligation for the Combined Fund and 1992 Benefit Plan is estimated to be approximately $32,896.

Pursuant to the provisions of the Tax Relief and Healthcare Act of 2006 (the “2006 Act”) and the 1992 Benefit Plan, CONSOL Energy is required to provide security in an amount based on the annual cost of providing health care benefits for all individuals receiving benefits from the 1992 Benefit Plan who are attributable to CONSOL Energy, plus all individuals receiving benefits from an individual employer plan maintained by CONSOL Energy who are entitled to receive such benefits. In accordance with the terms of the 2006 Act and the 1992 Benefit Plan, CONSOL Energy must secure its obligations by posting letters of credit, which were $12,890, $15,221 and $16,199 at December 31, 2023, 2022 and 2021, respectively. The 2023, 2022 and 2021 security amounts were based on the annual cost of providing health care benefits and included a reduction in the number of eligible employees.
Investment Plan
CONSOL Energy has an investment plan, the CONSOL Energy Inc. Investment Plan (the “CEIX 401(k) Plan”), available to most non-represented employees. The CEIX 401(k) Plan includes company matching of 6% of eligible compensation contributed by eligible CONSOL Energy employees. Total company matching contributions were $12,348, $10,216 and $9,117 for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company may also make discretionary contributions to the CEIX 401(k) Plan ranging from 1% to 6% of eligible compensation for eligible employees (as defined by the CEIX 401(k) Plan). Discretionary contributions of $10,517 were accrued for at December 31, 2022 and were paid into employees' accounts in 2023. Discretionary contributions of $9,378 were accrued for at December 31, 2021 and were paid into employees' accounts in 2022. There were no such discretionary contributions accrued for at December 31, 2023 or paid by the Company in the year ended December 31, 2021.
Long-Term Disability
CONSOL Energy has a Long-Term Disability Plan available to all eligible full-time salaried employees. The benefits for this plan are based on a percentage of monthly earnings, offset by all other income benefits available to the disabled.

	For the Years Ended December 31,
	2023	2022	2021
Net periodic benefit costs	$534	$546	$1,075
Discount rate assumption used to determine net periodic benefit costs	5.34%	2.39%	1.86%
Liabilities incurred under the Long-Term Disability Plan are included in Other Accrued Liabilities and Other Noncurrent Liabilities in the Consolidated Balance Sheets and amounted to a combined total of $6,803 and $7,241 at December 31, 2023 and 2022, respectively.
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

For only those shares expected to vest, CONSOL Energy recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award as specified in the award agreement, which is generally the vesting term. The vesting of all awards will accelerate in the event of death and disability and may accelerate upon a change in control of CONSOL Energy. Some awards may accelerate based on retirement age. The Company accounts for forfeitures of stock-based compensation as they occur. The total stock-based compensation expense recognized during the years ended December 31, 2023, 2022 and 2021 was $10,046, $7,890, and $6,632, respectively, and was included in General and Administrative Costs on the Consolidated Statements of Income. This includes expense specifically related to the Performance Incentive Plan. The related deferred tax benefit totaled $2,244, $1,842 and $1,657 for the years ended December 31, 2023, 2022 and 2021, respectively.
As of December 31, 2023, CONSOL Energy has $7,506 of unrecognized compensation cost related to all nonvested stock-based compensation awards, which is expected to be recognized over a weighted-average period of 1.69 years. When restricted stock and performance share unit awards become vested, the issuances are made from CONSOL Energy's common stock shares.
Restricted Stock Units
CONSOL Energy grants certain employees and non-employee directors restricted stock units, which entitle the holder to shares of common stock as the award vests. Compensation expense is recognized on a straight-line basis over the requisite service period of the award. The total fair value of restricted stock units vested during the years ended December 31, 2023, 2022 and 2021 was $8,359, $5,420 and $6,716, respectively. The following table represents the nonvested restricted stock units and their corresponding fair value (based upon the closing share price) at the date of grant:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	861,878	$19.67
Granted	170,989	$62.51
Vested	(465,247)	$14.13
Forfeited	(17,409)	$42.38
Nonvested at December 31, 2023	550,211	$36.96
Performance Share Units
CONSOL Energy grants certain employees performance share unit awards, which entitle the holder to shares of common stock subject to the achievement of certain market and performance goals. Compensation expense is recognized over the service period of awards and adjusted for the probability of achievement of performance-based goals. The total fair value of performance share units vested during the years ended December 31, 2023, 2022 and 2021 was $1,161, $1,943 and $707, respectively. The following table represents the nonvested performance share units and their corresponding fair value (based upon the closing share price and/or Monte Carlo simulation) on the date of grant:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	74,109	$7.91
Granted	113,361	$26.83
Vested	(147,898)	$7.85
Forfeited	(160)	$35.49
Nonvested at December 31, 2023	39,412	$62.45

NOTE 19—SUPPLEMENTAL CASH FLOW INFORMATION:
The following are non-cash transactions that impact the investing and financing activities of CONSOL Energy.
CONSOL Energy entered into non-cash finance lease arrangements of $1,842, $24,844 and $19,011 for the years ended December 31, 2023, 2022 and 2021, respectively.
As of December 31, 2023, 2022 and 2021, CONSOL Energy purchased goods and services related to capital projects in the amount of $9,833, $6,381 and $1,054, respectively, which are included in Accounts Payable, Other Accrued Liabilities and Other Noncurrent Liabilities on the Consolidated Balance Sheets.
The following table shows cash paid for interest and income taxes for the periods indicated.

	For the Years Ended December 31,
	2023	2022	2021
Cash Paid For:
Interest (net of amounts capitalized)	$29,251	$50,844	$54,401
Income taxes (net of refunds received)	$111,304	$55,753	$3,199
NOTE 20—CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS:
The Company has contractual relationships with certain coal exporters who distribute coal to international markets. For the years ended December 31, 2023, 2022 and 2021, approximately 66%, 53% and 46%, respectively, of the Company's coal revenues were derived from these exporters and other foreign customers. The Company uses the end usage point as the basis for attributing tons to individual countries. Because title to the Company's export shipments typically transfers to customers at a point that does not necessarily reflect the end usage point, the Company attributes export tons to the country with the end usage point, if known. India was attributed greater than 10% of total revenue during the years ended December 31, 2023 and 2021. India and Europe were attributed greater than 10% of total revenue during the year ended December 31, 2022. CONSOL Energy also markets its thermal coal to electric power producers in the eastern United States. Revenues generated from electric power producers and other customers in the eastern United States were 34%, 47% and 54% for the years ended December 31, 2023, 2022 and 2021, respectively.
During the years ended December 31, 2023 and 2022, two customers each comprised over 10% of the Company's total sales, aggregating approximately 23% and 30%, respectively, of the Company's total sales. During the year ended December 31, 2021, three customers each comprised over 10% of the Company's total sales, aggregating approximately 40% of the Company's total sales. Additionally, three of the Company's customers each had outstanding balances in excess of 10% of the total trade receivable balance as of December 31, 2023 and 2022.
Concentration of credit risk is summarized below:

	December 31,
	2023	2022
Electric coal utilities	$28,870	$82,608
Coal exporters and industrial customers	85,080	51,548
Steel and coke producers	29,340	24,230
Other	4,788	1,472
Total Trade Receivables	148,078	159,858
Less: Allowance for credit losses	(466)	(1,731)
Total Trade Receivables, net	$147,612	$158,127

NOTE 21—DERIVATIVES:
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

	December 31, 2023		December 31, 2022
	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Coal Swap Contracts	$—	$—	$6,024	$(21,166)
Effect of Counterparty Netting	$—	$—	$(6,024)	$6,024
Net Derivatives as Classified in the Consolidated Balance Sheets	$—	$—	$—	$(15,142)
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
The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2023			Fair Value Measurements at December 31, 2022
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity Derivatives	$—	$—	$—	$—	$(15,142)	$—
U.S Treasury Securities	$81,932	$—	$—	$—	$—	$—
The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:
Long-term debt: The fair value of long-term debt is measured using unadjusted quoted market prices or estimated using discounted cash flow analyses. The discounted cash flow analyses are based on current market rates for instruments with similar cash flows.
The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	December 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt (Excluding Debt Issuance Costs)	$185,206	$199,591	$350,572	$365,789
Certain of the Company’s debt is actively traded on a public market and, as a result, constitutes Level 1 fair value measurements. The portion of the Company’s debt obligations that is not actively traded is valued through reference to the applicable underlying benchmark rate and, as a result, constitutes Level 2 fair value measurements.
NOTE 23—COMMITMENTS AND CONTINGENT LIABILITIES:
The Company is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes and other claims and actions arising out of the normal course of business. The Company accrues the estimated loss for these lawsuits and claims when the loss is probable and reasonably estimable. The Company's estimated accruals related to these pending claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of the Company as of December 31, 2023. It is possible that the aggregate loss in the future with respect to these lawsuits and claims could ultimately be material to the Company's financial position, results of operations or cash flows; however, such amounts cannot be reasonably estimated. The amount claimed against the Company as of December 31, 2023 is disclosed below when an amount is expressly stated in the lawsuit or claim, which is not often the case.
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

The following is a summary, as of December 31, 2023, of the financial guarantees, unconditional purchase obligations and letters of credit to certain third parties. Employee-related financial guarantees have primarily been provided to support the 1992 Benefit Plan and federal black lung and various state workers’ compensation self-insurance programs. Environmental financial guarantees have primarily been provided to support various performance bonds related to reclamation and other environmental issues. Other financial guarantees have been extended to support sales contracts, insurance policies, surety indemnity agreements, legal matters, full and timely payments of mining equipment leases, and various other items necessary in the normal course of business. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. Certain letters of credit included in the table below were issued against other commitments included in this table. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these commitments are recorded as liabilities in the financial statements. The Company's management believes that these commitments will not have a material adverse effect on the Company's financial condition.

	Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$48,034	$31,884	$16,150	$—	$—
Environmental	398	—	398	—	—
Other	134,841	110,595	24,246	—	—
Total Letters of Credit	$183,273	$142,479	$40,794	$—	$—
Surety Bonds:
Employee-Related	$80,210	$80,210	$—	$—	$—
Environmental	523,715	523,715	—	—	—
Other	3,867	3,867	—	—	—
Total Surety Bonds	$607,792	$607,792	$—	$—	$—
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

Reportable segment results for the year ended December 31, 2023 are:

	PAMC	CONSOL Marine Terminal	Other, Corporate and Eliminations	Consolidated
Coal Revenue	$2,024,610	$—	$81,756	$2,106,366
Terminal Revenue	—	106,166	—	106,166
Freight Revenue	278,348	—	15,755	294,103
Total Revenue from Contracts with Customers	$2,302,958	$106,166	$97,511	$2,506,635
Adjusted EBITDA	$1,019,161	$80,322	$(51,795)	$1,047,688
Segment Assets	$1,582,434	$83,322	$1,009,247	$2,675,003
Depreciation, Depletion and Amortization	$202,833	$4,671	$33,813	$241,317
Capital Expenditures	$144,550	$4,568	$18,673	$167,791
Reportable segment results for the year ended December 31, 2022 are:

	PAMC	CONSOL Marine Terminal	Other, Corporate and Eliminations	Consolidated
Coal Revenue	$1,973,884	$—	$44,778	$2,018,662
Terminal Revenue	—	78,915	—	78,915
Freight Revenue	177,610	—	4,831	182,441
Total Revenue from Contracts with Customers	$2,151,494	$78,915	$49,609	$2,280,018
Adjusted EBITDA	$773,095	$52,259	$(18,621)	$806,733
Segment Assets	$1,756,368	$82,333	$865,676	$2,704,377
Depreciation, Depletion and Amortization	$200,320	$4,604	$21,954	$226,878
Capital Expenditures	$107,401	$4,646	$59,459	$171,506
Reportable segment results for the year ended December 31, 2021 are:

	PAMC	CONSOL Marine Terminal	Other, Corporate and Eliminations	Consolidated
Coal Revenue	$1,085,080	$—	$6,942	$1,092,022
Terminal Revenue	—	65,193	—	65,193
Freight Revenue	103,819	—	—	103,819
Total Revenue from Contracts with Customers	$1,188,899	$65,193	$6,942	$1,261,034
Adjusted EBITDA	$360,480	$43,491	$(25,725)	$378,246
Segment Assets	$1,773,609	$108,877	$691,031	$2,573,517
Depreciation, Depletion and Amortization	$206,727	$4,834	$13,022	$224,583
Capital Expenditures	$100,896	$974	$30,882	$132,752

For the years ended December 31, 2023, 2022 and 2021, the Company's reportable segments had revenues from the following customers, each comprising over 10% of the Company's total sales:

	For the Years Ended December 31,
	2023	2022	2021
Customer A	$286,041	*	$170,901
Customer B	$283,115	*	*
Customer C	*	$368,502	*
Customer D	*	$328,994	$186,622
Customer E	*	*	$141,968
* Revenues from these customers during the periods presented were less than 10% of the Company's total sales.
Reconciliation of Segment Information to Consolidated Amounts:
Revenue and Other Income:

	For the Years Ended December 31,
	2023	2022	2021
Total Segment Revenue from Contracts with Customers	$2,506,635	$2,280,018	$1,261,034
Loss on Commodity Derivatives, net	—	(237,024)	(52,204)
Other Income not Allocated to Segments (Note 3)	53,261	24,354	38,394
Gain on Sale of Assets	8,981	34,589	11,723
Total Consolidated Revenue and Other Income	$2,568,877	$2,101,937	$1,258,947
Adjusted EBITDA:

	For the Year Ended December 31, 2023
	PAMC	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$810,234	$69,253	$(223,595)	$655,892
Income Tax Expense	—	—	121,980	121,980
Interest Expense	—	6,097	23,228	29,325
Interest Income	(2,344)	—	(11,253)	(13,597)
Depreciation, Depletion and Amortization	202,833	4,671	33,813	241,317
Stock-Based Compensation	8,438	301	1,307	10,046
Loss on Debt Extinguishment	—	—	2,725	2,725
Adjusted EBITDA	$1,019,161	$80,322	$(51,795)	$1,047,688

	For the Year Ended December 31, 2022
	PAMC	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$620,208	$41,223	$(194,452)	$466,979
Income Tax Expense	—	—	101,458	101,458
Interest Expense	—	6,116	46,524	52,640
Interest Income	(1,857)	—	(4,174)	(6,031)
Depreciation, Depletion and Amortization	200,320	4,604	21,954	226,878
Stock-Based Compensation	6,628	316	946	7,890
Loss on Debt Extinguishment	—	—	5,623	5,623
Equity Affiliate Adjustments	—	—	3,500	3,500
Fair Value Adjustment of Commodity Derivative Instruments	(52,204)	—	—	(52,204)
Adjusted EBITDA	$773,095	$52,259	$(18,621)	$806,733

	For the Year Ended December 31, 2021
	PAMC	CONSOL Marine Terminal	Other	Total Company
Net Income (Loss)	$94,161	$32,251	$(92,302)	$34,110
Income Tax Expense	—	—	1,297	1,297
Interest Expense	1,710	6,141	55,491	63,342
Interest Income	(90)	—	(3,197)	(3,287)
Depreciation, Depletion and Amortization	206,727	4,834	13,022	224,583
Stock-Based Compensation	5,768	265	599	6,632
Gain on Debt Extinguishment	—	—	(657)	(657)
Pension Settlement	—	—	22	22
Fair Value Adjustment of Commodity Derivative Instruments	52,204	—	—	52,204
Adjusted EBITDA	$360,480	$43,491	$(25,725)	$378,246
Enterprise-Wide Disclosures:
For the year ended December 31, 2023, India and the United States of America were each attributed greater than 30% of total revenue. For the year ended December 31, 2022, more than 40% of the Company's revenue was attributable to customers based in the United States of America. India and Europe were each attributed greater than 10% of total revenue during the year ended December 31, 2022. For the year ended December 31, 2021, more than 50% of the Company's revenue was attributable to customers based in the United States of America. India was attributed greater than 10% of total revenue during the year ended December 31, 2021.
CONSOL Energy's property, plant and equipment is predominantly located in the United States. At December 31, 2023 and 2022, less than 1% of the Company's net property, plant and equipment was located in Canada.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND     FINANCIAL DISCLOSURES
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure controls and procedures. CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, CONSOL Energy’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2023 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy’s management, including CONSOL Energy’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of CONSOL Energy's internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that CONSOL Energy maintained effective internal control over financial reporting as of December 31, 2023.
Ernst & Young LLP, our independent registered public accounting firm that has audited the financial statements contained in this annual report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting, which is on page 120 of this annual report on Form 10-K.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of CONSOL Energy Inc.
Opinion on Internal Control Over Financial Reporting
We have audited CONSOL Energy Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CONSOL Energy Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 9, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 9, 2024

ITEM 9B.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
Our executive officers and directors may from time to time enter into plans or arrangements for the purchase or sale of our Common Stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference from the information under the captions “Proposal No. 1 - Election of Directors,” “Executive Officers,” “Beneficial Ownership of Securities” and “Board of Directors and Compensation Information - Board of Directors and its Committees” in the Company's Proxy Statement on Schedule 14A for its 2024 Annual Meeting of Stockholders (the “Proxy Statement”).
CONSOL Energy has a written Code of Business Conduct and Ethics that applies to CONSOL Energy's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer and President (Principal Financial Officer), Chief Accounting Officer (Principal Accounting Officer) and others. The Code of Business Conduct and Ethics is available on CONSOL Energy's website at www.consolenergy.com. Any amendments to, or waivers from, a provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer and that relates to any element of the code of ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on our website at www.consolenergy.com.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the information under the captions “Board of Directors and Compensation Information - Director Compensation Table - 2023,” “Board of Directors and Compensation Information - Understanding Our Director Compensation Table” and “Executive Compensation Information” in the Proxy Statement.
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

PART IV
ITEM 15.    EXHIBIT INDEX
In reviewing any agreements incorporated by reference in this Form 10-K or filed with this Form 10-K, please remember that such agreements are included to provide information regarding their terms. They are not intended to be a source of financial, business or operational information about the Company or any of its subsidiaries or affiliates. The representations, warranties and covenants contained in these agreements are made solely for purposes of the agreements and are made as of specific dates; are solely for the benefit of the parties; may be subject to qualifications and limitations agreed upon by the parties in connection with negotiating the terms of the agreements, including being made for the purpose of allocating contractual risk between the parties instead of establishing matters as facts; and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors or security holders. Investors and security holders should not rely on the representations, warranties and covenants or any description thereof as characterizations of the actual state of facts or condition of the Company or any of its subsidiaries or affiliates or, in connection with acquisition agreements, of the assets to be acquired. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the agreements. Accordingly, these representations and warranties alone may not describe the actual state of affairs as of the date they were made or at another time.
The following documents are filed as part of this report:
Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Balance Sheets at December 31, 2023 and 2022
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021
Notes to the Audited Consolidated Financial Statements
Schedules:
None
Index to Exhibits

Exhibits	Description	Method of Filing
2.1	Separation and Distribution Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.1 to Form 8-K (File No. 001-38147) filed on December 4, 2017
2.2	Tax Matters Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.2 to Form 8-K (File No. 001-38147) filed on December 4, 2017
2.3	Employee Matters Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.3 to Form 8-K (File No. 001-38147) filed on December 4, 2017
2.4	Intellectual Property Matters Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.4 to Form 8-K (File No. 001-38147) filed on December 4, 2017
2.5***	Agreement and Plan of Merger, dated as of October 22, 2020, by and among CONSOL Energy Inc., Transformer LP Holdings Inc., Transformer Merger Sub LLC, CONSOL Coal Resources LP and CONSOL Coal Resources GP LLC	Filed as Exhibit 2.1 to Form 8-K (File No. 001-38147) filed on October 23, 2020
3.1	Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to Form 8-K (File No. 001-38147) filed on December 4, 2017

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to Form 8-K (File No. 001-38147) filed on May 8, 2020
3.3	Second Amended and Restated Bylaws of the Company	Filed as Exhibit 3.2 to Form 8-K (File No. 001-38147) filed on May 8, 2020
4.1	Indenture dated as of November 13, 2017 by and between CONSOL Energy Inc. (formerly known as CONSOL Mining Corporation) and UMB Bank, N.A., as Trustee and Collateral Trustee (including form of supplemental indenture on subsidiary guarantors).	Filed as Exhibit 4.1 to Form 8-K (File No. 001-38147) filed on November 15, 2017
4.2	Description of Capital Stock	Filed as Exhibit 4.2 to Form 10-K (File No. 001-38147) filed on February 12, 2021
4.3	Indenture, dated as of April 1, 2021, among CONSOL Energy Inc., the subsidiary guarantors party thereto and Wilmington Trust, N.A., as trustee	Filed as Exhibit 4.1 to Form 8-K (File No. 001-38147) filed on April 19, 2021
4.4	Loan Agreement, dated as of April 1, 2021, between the Pennsylvania Economic Development Financing Authority and the Company	Filed as Exhibit 4.2 to Form 8-K (File No. 001-38147) filed on April 19, 2021
4.5	Guaranty Agreement, dated as of April 1, 2021, among the subsidiary guarantors of CONSOL Energy Inc. and Wilmington Trust, N.A., as trustee	Filed as Exhibit 4.3 to Form 8-K (File No. 001-38147) filed on April 19, 2021
10.1	Transition Services Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.2	CNX Resources Corporation to CONSOL Energy Inc. Trademark License Agreement dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 10.2 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.3	CONSOL Energy Inc. to CNX Resources Corporation Trademark License Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 10.3 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.4	First Amendment to Contract Agency Agreement, dated as of November 28, 2017, by and among CONSOL Energy Sales Company, CONSOL Thermal Holdings LLC (formerly known as CNX Thermal Holdings LLC) and the other parties thereto	Filed as Exhibit 10.5 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.5	First Amendment to Water Supply and Services Agreement, dated as of November 28, 2017 by and between CNX Water Assets LLC and CONSOL Thermal Holdings LLC (formerly known as CNX Thermal Holdings LLC)	Filed as Exhibit 10.6 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.6	Second Amendment to the Pennsylvania Mine Complex Operating Agreement, dated as of November 28, 2017, by and among CONSOL Pennsylvania Coal Company LLC, Conrhein Coal Company, CONSOL Thermal Holdings LLC and CONSOL Coal Resources LP	Filed as Exhibit 10.7 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.7	Credit Agreement, dated as of November 28, 2017, by and among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the other Secured Parties referred to therein	Filed as Exhibit 10.8 to Form 8-K (File No. 001-38147) filed on December 4, 2017

10.8	Amendment No. 1, dated as of March 28, 2019, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on April 3, 2019
10.9	Amendment No. 2, dated as of June 5, 2020, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on June 11, 2020
10.10	Amendment No. 3, dated as of March 29, 2021, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on March 31, 2021
10.11	Amendment No. 4, dated as of July 18, 2022, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on July 25, 2022
10.12	Amendment No. 5, dated as of June 12, 2023, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on June 13, 2023
10.13	CONSOL Energy Inc. Omnibus Performance Incentive Plan*	Filed as Exhibit 4.3 to Form S-8 (File No. 333-221727) filed on November 22, 2017
10.14	Purchase and Sale Agreement, dated as of November 30, 2017, by and among CONSOL Marine Terminals LLC, CONSOL Pennsylvania Coal Company LLC and CONSOL Funding LLC	Filed as Exhibit 10.11 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.15	Sub-Originator Sale Agreement, dated as of November 30, 2017, by and between CONSOL Thermal Holdings LLC and CONSOL Pennsylvania Coal Company LLC	Filed as Exhibit 10.12 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.16	Receivables Financing Agreement, dated as of November 30, 2017, by and among CONSOL Funding LLC, CONSOL Pennsylvania Coal Company LLC, PNC Bank, N.A., PNC Capital Markets, LLC and certain lenders from time to time party thereto	Filed as Exhibit 10.13 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.17	First Amendment to Receivables Financing Agreement dated as of May 29, 2018	Filed as Exhibit 10.13 to Form 10-K (File No. 001-38147) filed on February 12, 2021

10.18	Second Amendment to Receivables Financing Agreement dated as of June 26, 2018	Filed as Exhibit 10.14 to Form 10-K (File No. 001-38147) filed on February 12, 2021
10.19	Third Amendment to Receivables Financing Agreement dated as of July 19, 2018	Filed as Exhibit 10.15 to Form 10-K (File No. 001-38147) filed on February 12, 2021
10.20	Fourth Amendment to Receivables Financing Agreement dated as of August 30, 2018	Filed as Exhibit 10.16 to Form 10-K (File No. 001-38147) filed on February 12, 2021
10.21	Fifth Amendment to Receivables Financing Agreement dated as of March 27, 2020**	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on May 11, 2020
10.22	Sixth Amendment to Receivables Financing Agreement dated as of June 22, 2022**	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on August 4, 2022
10.23	Seventh Amendment to Receivables Financing Agreement dated as of July 29, 2022**	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on August 4, 2022
10.24	Second Amendment and Restatement of Master Cooperation and Safety Agreement by and among CONSOL Energy Inc., CNX Gas Company LLC, CNX Resources Holdings LLC and certain other parties thereto	Filed as Exhibit 10.5 to Form 10-12B/A (File No. 001-38147) filed on October 27, 2017
10.25	CONSOL Energy Inc. Deferred Compensation Plan for Non-Employee Directors*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on November 1, 2018
10.26	Employment Agreement of James A. Brock*	Filed as Exhibit 10.1 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.27	Change in Control Severance Agreement for Martha A. Wiegand*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.28	Change in Control Severance Agreement for Kurt Salvatori*	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.29	Change in Control Severance Agreement for John Rothka*	Filed as Exhibit 10.6 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.30	Form Notice of Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.7 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.31	Form Notice of Performance-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.8 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.32	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Spin Recognition (Non-Employee Director)*	Filed as Exhibit 10.9 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.33	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Spin Recognition*	Filed as Exhibit 10.10 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.34	Form Notice of Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on May 8, 2019
10.35	Form Notice of Performance-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on May 8, 2019

10.36	Change in Control Severance Agreement for Mitesh Thakkar*	Filed as Exhibit 10.30 to Form 10-K (File No. 001-38147) filed on February 11, 2022
10.37	Form of Notice of Restricted Stock Unit Award Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on May 11, 2020
10.38	Form of Notice of Performance-Based Restricted Stock Unit Award Terms and Conditions for James A. Brock*#	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on May 11, 2020
10.39	Form of Notice of Performance-Based Cash Award*#	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on May 11, 2020
10.40	CONSOL Energy Inc. 2020 Amended and Restated Omnibus Performance Incentive Plan*	Filed as Exhibit 4.4 to Registration Statement on Form S-8 (file No. 333-238173) filed on May 11, 2020
10.41	Form of Notice of Restricted Stock Unit Award Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on August 10, 2020
10.42	Form Notice of Performance-based Phantom Units and Terms and Conditions*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on May 4, 2021
10.43	Form Notice of Performance-based Market Share Units and Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on May 4, 2021
10.44	Form of Notice of Restricted Stock Unit Award Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.1 to Form 10-Q (File No. 001-38147) filed on August 3, 2021
10.45	Support Agreement, dated as of October 22, 2020, by and among CONSOL Energy Inc. and CONSOL Coal Resources LP	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on October 23, 2020
10.46	Amendment to CONSOL Energy Inc. 2020 Amended and Restated Omnibus Performance Incentive Plan, effective as of December 30, 2020 (incorporated by reference to Exhibit 4.5 to CEIX's Registration Statement on Form S-8 filed on December 31, 2020)	Filed as Exhibit 4.5 to Form S-8 (File No. 001-38147) filed on December 31, 2020
10.47	First Amendment to Employment Agreement of James A. Brock*	Filed as Exhibit 10.45 to Form 10-K (File No. 001-38147) filed on February 12, 2021
10.48	Second Amendment to Employment Agreement of James A. Brock*	Filed as Exhibit 10.44 to Form 10-K (File No. 001-38147) filed on February 11, 2022
10.49	Form of Notice of Restricted Stock Unit Award Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on August 4, 2022
10.50	Form Notice of Performance Based Cash Award and Terms and Conditions*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on May 3, 2022
10.51	Form Notice of Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on May 3, 2022
10.52	2022 Executive Short-Term Incentive Program Terms and Conditions*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on May 3, 2022

10.53	Third Amendment to Employment Agreement of James A. Brock*	Filed as Exhibit 10.52 to Form 10-K (File No. 001-38147) filed on February 10, 2023
10.54	Change in Control Severance Agreement for Mitesh Thakkar*	Filed as Exhibit 10.53 to Form 10-K (File No. 001-38147) filed on February 10, 2023
10.55	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on August 8, 2023
10.56	Form Notice of Performance-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on August 8, 2023
10.57	Form Notice of Service-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on August 8, 2023
10.58	2023 Executive Short-Term Incentive Program Terms and Conditions*	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on August 8, 2023
21	Subsidiaries of CONSOL Energy Inc.	Filed herewith
23.1	Consent of Ernst & Young LLP	Filed herewith
23.2	Consent of Third-Party Qualified Person	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
95	Mine Safety Disclosure	Filed herewith
96.1	Technical Report Summary, Coal Resources and Coal Reserves, Pennsylvania Mining Complex, Pennsylvania and West Virginia	Filed as Exhibit 96.1 to Form 10-K (File No. 001-38147) filed on February 10, 2023
96.2	Technical Report Summary, Coal Resources and Coal Reserves, Itmann Mining Complex, Wyoming and McDowell Counties, West Virginia	Filed as Exhibit 96.2 to Form 10-K (File No. 001-38147) filed on February 10, 2023
96.3	Technical Report Summary, Coal Resources, Mason Dixon and River Mine Properties, Greene County, Pennsylvania, Marshall, Monongalia, and Wetzel Counties, West Virginia	Filed as Exhibit 96.3 to Form 10-K (File No. 001-38147) filed on February 11, 2022
97	CONSOL Energy Inc. Clawback Policy	Filed herewith
101	Interactive Data File (Form 10-K for the year ended December 31, 2023, furnished in Inline XBRL)	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 9th day of February, 2024.

CONSOL ENERGY INC.

By:	/s/ JAMES A. BROCK
James A. Brock
Director, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ MITESHKUMAR B. THAKKAR
Miteshkumar B. Thakkar
Chief Financial Officer and President
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 9th day of February, 2024, by the following persons on behalf of the registrant in the capacities indicated:

Signature	Title

/s/ JAMES A. BROCK	Director, Chief Executive Officer
James A. Brock	(Principal Executive Officer)

/s/ MITESHKUMAR B. THAKKAR	Chief Financial Officer and President
Miteshkumar B. Thakkar	(Principal Financial Officer)

/s/ JOHN M. ROTHKA	Chief Accounting Officer
John M. Rothka	(Principal Accounting Officer)

/s/ WILLIAM P. POWELL	Director and Chairman of the Board
William P. Powell

/s/ VALLI PERERA	Director
Valli Perera

/s/ JOHN T. MILLS	Director
John T. Mills

/s/ JOSEPH P. PLATT	Director
Joseph P. Platt

/s/ CASSANDRA PAN	Director
Cassandra Pan