Form 10-Q
period 2024-03-31
CONSOL Energy Inc.
filed 2024-05-07
CIK 1710366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2024
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
CONSOL Energy Inc. had 29,388,005 shares of common stock, $0.01 par value, outstanding at April 30, 2024.

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

PART I : FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
Revenue and Other Income:	2024	2023
Coal Revenue	$447,927	$583,379
Terminal Revenue	24,528	26,711
Freight Revenue	69,842	67,507
Miscellaneous Other Income	16,668	5,284
Gain on Sale of Assets	6,077	5,726
Total Revenue and Other Income	565,042	688,607
Costs and Expenses:
Operating and Other Costs	293,430	260,627
Depreciation, Depletion and Amortization	56,997	59,551
Freight Expense	69,842	67,507
General and Administrative Costs	20,633	17,298
Loss on Debt Extinguishment	—	1,375
Interest Expense	5,406	10,279
Total Costs and Expenses	446,308	416,637
Earnings Before Income Tax	118,734	271,970
Income Tax Expense	16,843	41,593
Net Income	$101,891	$230,377

Earnings per Share:
Total Basic Earnings per Share	$3.40	$6.67
Total Dilutive Earnings per Share	$3.39	$6.55

Dividends Declared per Common Share	$—	$1.10
The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net Income	$101,891	$230,377

Other Comprehensive Income (Loss):
Actuarially Determined Long-Term Liability Adjustments (Net of tax: ($111), $274)	385	(901)
Unrealized (Loss) Gain on Investments in Available-for-Sale Securities (Net of tax: $36, ($64))	(126)	212
Other Comprehensive Income (Loss)	259	(689)

Comprehensive Income	$102,150	$229,688
The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)
	March 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and Cash Equivalents	$172,551	$199,371
Short-Term Investments	82,583	81,932
Accounts and Notes Receivable
Trade Receivables, net	163,544	147,612
Other Receivables, net	16,457	12,765
Inventories	109,490	88,154
Other Current Assets	69,088	71,172
Total Current Assets	613,713	601,006
Property, Plant and Equipment:
Property, Plant and Equipment	5,594,414	5,552,404
Less - Accumulated Depreciation, Depletion and Amortization	3,699,743	3,649,281
Total Property, Plant and Equipment—Net	1,894,671	1,903,123
Other Assets:
Right of Use Asset - Operating Leases	13,442	14,658
Salary Retirement	48,809	47,246
Other Noncurrent Assets, net	109,489	108,970
Total Other Assets	171,740	170,874
TOTAL ASSETS	$2,680,124	$2,675,003
The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)
	March 31, 2024	December 31, 2023
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$139,301	$137,243
Current Portion of Long-Term Debt	8,549	11,106
Operating Lease Liability, Current Portion	4,468	4,769
Other Accrued Liabilities	264,978	290,606
Total Current Liabilities	417,296	443,724
Long-Term Debt:
Long-Term Debt	181,948	181,885
Finance Lease Obligations	3,523	4,182
Total Long-Term Debt	185,471	186,067
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	206,901	207,908
Pneumoconiosis Benefits	153,983	154,943
Asset Retirement Obligations	211,757	212,621
Workers’ Compensation	39,437	39,144
Salary Retirement	20,769	20,808
Operating Lease Liability	9,517	10,385
Deferred Income Taxes	36,293	36,219
Other Noncurrent Liabilities	9,882	19,742
Total Deferred Credits and Other Liabilities	688,539	701,770
TOTAL LIABILITIES	1,291,306	1,331,561

Stockholders' Equity:
Common Stock, $0.01 Par Value; 62,500,000 Shares Authorized, 29,395,337 Shares Issued and Outstanding at March 31, 2024; 29,910,439 Shares Issued and Outstanding at December 31, 2023	294	299
Capital in Excess of Par Value	536,163	547,861
Retained Earnings	1,001,162	944,342
Accumulated Other Comprehensive Loss	(148,801)	(149,060)
TOTAL EQUITY	1,388,818	1,343,442
TOTAL LIABILITIES AND EQUITY	$2,680,124	$2,675,003
The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
December 31, 2023	$299	$547,861	$944,342	$(149,060)	$1,343,442
(Unaudited)
Net Income	—	—	101,891	—	101,891
Actuarially Determined Long-Term Liability Adjustments (Net of ($111) Tax)	—	—	—	385	385
Investments in Available-for-Sale Securities (Net of $36 Tax)	—	—	—	(126)	(126)
Comprehensive Income	—	—	101,891	259	102,150
Issuance of Common Stock	1	(1)	—	—	—
Repurchases of Common Stock (615,288 Shares)	(6)	(11,264)	(44,611)	—	(55,881)
Excise Tax on Repurchases of Common Stock	—	—	(471)	—	(471)
Employee Stock-Based Compensation	—	5,118	11	—	5,129
Shares Withheld for Taxes	—	(5,551)	—	—	(5,551)
March 31, 2024	$294	$536,163	$1,001,162	$(148,801)	$1,388,818

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
December 31, 2022	$347	$646,237	$668,882	$(149,640)	$1,165,826
(Unaudited)
Net Income	—	—	230,377	—	230,377
Actuarially Determined Long-Term Liability Adjustments (Net of $274 Tax)	—	—	—	(901)	(901)
Investments in Available-for-Sale Securities (Net of ($64) Tax)	—	—	—	212	212
Comprehensive Income (Loss)	—	—	230,377	(689)	229,688
Issuance of Common Stock	3	(3)	—	—	—
Repurchases of Common Stock (1,207,409 Shares)	(11)	(22,446)	(44,676)	—	(67,133)
Excise Tax on Repurchases of Common Stock	—	—	(478)	—	(478)
Employee Stock-Based Compensation	—	4,792	—	—	4,792
Shares Withheld for Taxes	—	(12,708)	—	—	(12,708)
Dividends on Common Shares ($1.10/Share)	—	—	(38,287)	—	(38,287)
Dividend Equivalents Earned on Stock-Based Compensation Awards	—	—	(803)	—	(803)
March 31, 2023	$339	$615,872	$815,015	$(150,329)	$1,280,897
The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net Income	$101,891	$230,377
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	56,997	59,551
Gain on Sale of Assets	(6,077)	(5,726)
Stock-Based Compensation	5,118	4,792
Amortization of Debt Issuance Costs	937	2,141
Loss on Debt Extinguishment	—	1,375
Deferred Income Taxes	74	(210)
Other Adjustments to Net Income	(776)	(34)
Changes in Operating Assets:
Accounts and Notes Receivable	(19,618)	11,031
Inventories	(21,336)	(29,345)
Other Current Assets	2,414	5,306
Changes in Other Assets	(1,382)	(4,810)
Changes in Operating Liabilities:
Accounts Payable	3,180	(3,274)
Commodity Derivatives, net Liability	—	(15,142)
Other Operating Liabilities	(26,065)	21,888
Changes in Other Liabilities	(17,873)	(29,409)
Net Cash Provided by Operating Activities	77,484	248,511
Cash Flows from Investing Activities:
Capital Expenditures	(42,352)	(33,757)
Proceeds from Sales of Assets	6,191	6,000
Investments in Mining-Related Activities	(23)	—
Proceeds from Sales of Short-Term Investments	15,543	—
Purchases of Short-Term Investments	(15,331)	(75,000)
Other Investing Activity	(325)	—
Net Cash Used in Investing Activities	(36,297)	(102,757)
Cash Flows from Financing Activities:
Payments on Finance Lease Obligations	(3,410)	(8,137)
Payments on Term Loan B	—	(40,000)
Payments on Second Lien Notes	—	(51,375)
Payments on Other Debt	(253)	(235)
Shares Withheld for Taxes	(5,551)	(12,708)
Repurchases of Common Stock	(57,881)	(75,121)
Dividends and Dividend Equivalents Paid	(582)	(38,287)
Net Cash Used in Financing Activities	(67,677)	(225,863)
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(26,490)	(80,109)
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	243,268	326,952
Cash and Cash Equivalents and Restricted Cash at End of Period	$216,778	$246,843

Non-Cash Investing and Financing Activities:
Finance Lease	$—	$588
The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in thousands, except per share data)
NOTE 1—BASIS OF PRESENTATION:
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for future periods.
The Consolidated Balance Sheet at December 31, 2023 has been derived from the Audited Consolidated Financial Statements at that date but does not include all disclosures required by GAAP. This Form 10-Q report should be read in conjunction with CONSOL Energy Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023.
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
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 Income Taxes (Topic 740). The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation, (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate), (3) disclose the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, (4) disclose the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than five percent of total income taxes paid (net of refunds received), (5) disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and (6) disclose income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The amendments in this update are effective for annual periods beginning after December 15, 2024, and should be applied prospectively. Management is currently evaluating the impact of this guidance, but does not expect this update to have a material impact on the Company's financial statements.
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
In March 2023, the FASB issued ASU 2023-02 - Investments—Equity Method and Joint Ventures (Topic 323). The amendments in this update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. The amendments in this update apply to all reporting entities that hold (1) tax equity investments that meet the conditions for and elect to account for them using the proportional amortization method or (2) an investment in a low-income-housing tax credit (LIHTC) structure through a limited liability entity that is not accounted for using the proportional amortization method and to which certain LIHTC-specific guidance removed from Subtopic 323-740, Investments—Equity Method and Joint Ventures—Income Taxes, has been applied. The amendments in this update are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company adopted this guidance in the three months ended March 31, 2024, and there was no material impact on the Company's financial statements.
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
The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Anti-Dilutive Restricted Stock Units	84	67,420
Anti-Dilutive Performance Share Units	—	1,854
	84	69,274

The computations for basic and dilutive earnings per share are as follows:

Dollars in thousands, except per share data	Three Months Ended March 31,
	2024	2023
Numerator:
Net Income	$101,891	$230,377

Denominator:
Weighted-average shares of common stock outstanding	29,951,109	34,535,268
Effect of dilutive shares	122,553	616,333
Weighted-average diluted shares of common stock outstanding	30,073,662	35,151,601

Earnings per Share:
Basic	$3.40	$6.67
Dilutive	$3.39	$6.55

As of March 31, 2024, CONSOL Energy has 500,000 shares of preferred stock authorized, none of which are issued or outstanding.
NOTE 2—REVENUE FROM CONTRACTS WITH CUSTOMERS:
The following tables disaggregate CONSOL Energy's revenue from contracts with customers by product type and market:

	Three Months Ended March 31, 2024
	Domestic	Export	Total
Power Generation	$164,733	$60,974	$225,707
Industrial	3,406	149,360	152,766
Metallurgical	13,257	56,197	69,454
Total Coal Revenue	181,396	266,531	447,927
Terminal Revenue			24,528
Freight Revenue			69,842
Other Revenue			4,392
Total Revenue from Contracts with Customers			$546,689

	Three Months Ended March 31, 2023
	Domestic	Export	Total
Power Generation	$184,676	$115,835	$300,511
Industrial	6,508	185,610	192,118
Metallurgical	4,325	86,425	90,750
Total Coal Revenue	195,509	387,870	583,379
Terminal Revenue			26,711
Freight Revenue			67,507
Total Revenue from Contracts with Customers			$677,597

Coal Revenue
The Company has disaggregated its coal revenue, derived from the PAMC and the Itmann Mining Complex, between domestic and export revenues, as well as between the industrial, power generation and metallurgical markets. Domestic coal revenue tends to be derived from contracts that typically have a term of one year or longer, and the pricing is typically fixed. Historically, export coal revenue tended to be derived from spot or shorter-term contracts with pricing determined closer to the time of shipment or based on a market index; however, the Company has secured several long-term export contracts with varying pricing arrangements. Coal revenue derived from the Itmann Mining Complex consists primarily of metallurgical coal sales, while coal revenue derived from the PAMC services the industrial, power generation and metallurgical markets due to the nature of its coal quality characteristics.
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
While CONSOL Energy does, from time to time, experience costs of obtaining coal customer contracts with amortization periods greater than one year, those costs are generally immaterial. At March 31, 2024 and December 31, 2023, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. As of and for the three months ended March 31, 2024 and 2023, the Company has not recognized any amortization of previously existing capitalized costs of obtaining customer contracts. Further, the Company has not recognized any coal revenue in the current period that is not a result of current period performance.
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
The CONSOL Marine Terminal does not normally experience material costs of obtaining customer contracts with amortization periods greater than one year. At March 31, 2024 and December 31, 2023, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. As of and for the three months ended March 31, 2024 and 2023, the Company has not recognized any amortization of previously existing capitalized costs of obtaining Terminal customer contracts. Further, the Company has not recognized any Terminal revenue in the current period that is not a result of current period performance.
Freight Revenue
Some of CONSOL Energy's coal contracts require that the Company sell its coal at locations other than its coal preparation plants. The cost to transport the Company's coal to the ultimate sales point is passed through to the Company's customers and CONSOL Energy recognizes the freight revenue equal to the transportation costs when title to the coal passes to the customer.

Other Revenue
Other revenue consists of revenue generated from carbon products and materials businesses led by CONSOL Innovations LLC, our wholly-owned subsidiary. This revenue is primarily comprised of sales of composite tools that are used in the aerospace industry. Revenues for these products are earned and recognized as the tools are built and progress toward product completion. Additionally, other revenue consists of revenue generated from the processing of third-party coal at the Itmann Mining Complex. Revenues for these services are earned and performance obligations are considered fulfilled as the services are performed. Other revenue is included within Miscellaneous Other Income in the accompanying Consolidated Statements of Income.
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
NOTE 3—COMPONENTS OF PENSION AND OTHER POST-EMPLOYMENT BENEFIT (OPEB) PLANS NET PERIODIC BENEFIT COSTS:
The components of Net Periodic Benefit Cost (Credit) are as follows:

	Pension Benefits		Other Post-Employment Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023
Service Cost	$302	$304	$—	$—
Interest Cost	6,431	6,757	2,758	3,261
Expected Return on Plan Assets	(7,991)	(9,867)	—	—
Amortization of Prior Service Credits	—	—	(601)	(601)
Amortization of Actuarial Loss (Gain)	1,566	185	(70)	—
Net Periodic Benefit Cost (Credit)	$308	$(2,621)	$2,087	$2,660
Expenses (credits) related to pension and other post-employment benefits are reflected in Operating and Other Costs in the Consolidated Statements of Income. Amounts reclassified out of accumulated other comprehensive (loss) income are reflected in Operating and Other Costs in the Consolidated Statements of Income.

NOTE 4—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:
The components of Net Periodic Benefit Cost are as follows:

	CWP		Workers' Compensation
	Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023
Service Cost	$746	$578	$1,464	$1,399
Interest Cost	2,066	2,071	573	628
Amortization of Actuarial Loss (Gain)	109	(261)	(540)	(512)
State Administrative Fees and Insurance Bond Premiums	—	—	464	545
Net Periodic Benefit Cost	$2,921	$2,388	$1,961	$2,060
Expenses related to CWP and workers’ compensation are reflected in Operating and Other Costs in the Consolidated Statements of Income. Amounts reclassified out of accumulated other comprehensive (loss) income are reflected in Operating and Other Costs in the Consolidated Statements of Income.
NOTE 5—INCOME TAXES:
The Company recorded its provision for income taxes for the three months ended March 31, 2024 of $16,843, or 14.2%, of earnings before income taxes, based on its annual estimated income tax rate adjusted for discrete items. The effective tax rate for the three months ended March 31, 2024 differs from the U.S. federal statutory rate of 21%, primarily due to the tax benefit for excess percentage depletion and foreign derived intangible income. These tax provision amounts also include discrete tax adjustments related to equity compensation.
The provision for income taxes for the three months ended March 31, 2023 of $41,593, or 15.3%, of earnings before income taxes was based on the Company's annual estimated income tax rate adjusted for discrete items. The effective tax rate for the three months ended March 31, 2023 differed from the U.S. federal statutory rate of 21%, primarily due to the tax benefit for excess percentage depletion and foreign derived intangible income. The tax provision amounts also included discrete tax adjustments primarily related to equity compensation.
The Company is subject to taxation in the United States and certain of its various states, as well as Canada and certain of its various provinces. The Company is subject to examination for the tax periods 2018 through 2023 for federal and state returns.
NOTE 6—CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:
The following table disaggregates CONSOL Energy's cash, cash equivalents and restricted cash, which reconciles to the total shown on the Consolidated Statements of Cash Flows:

	March 31,
	2024	2023
Cash and Cash Equivalents	$172,551	$192,826
Restricted Cash - Current(1)	44,227	45,797
Restricted Cash - Non-current(1)	—	8,220
Cash and Cash Equivalents and Restricted Cash	$216,778	$246,843
(1) Restricted Cash - Current is included in Other Current Assets in the accompanying Consolidated Balance Sheets. Restricted Cash - Non-current is included in Other Noncurrent Assets, net in the accompanying Consolidated Balance Sheets.

The components of cash and cash equivalents and restricted cash as of December 31, 2023 and 2022 are disclosed in Note 6 in the Notes to the Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 9, 2024.
The Company has invested in marketable debt securities, primarily comprised of highly liquid U.S. Treasury securities. These investments are held in the custody of financial institutions. The securities outstanding at March 31, 2024 are classified as available-for-sale securities and have maturity dates ranging from April 2024 through March 2025, and are classified as current assets accordingly.
The Company's investments in available-for-sale securities are as follows:

	March 31, 2024
			Gross Unrealized
	Amortized Cost	Allowance for Credit Losses	Gains	Losses	Fair Value
U.S. Treasury Securities	$82,642	$—	$—	$(59)	$82,583

	December 31, 2023
			Gross Unrealized
	Amortized Cost	Allowance for Credit Losses	Gains	Losses	Fair Value
U.S. Treasury Securities	$81,829	$—	$103	$—	$81,932
Available-for-sale investments are reported at fair value and any unrealized gains or losses are recognized in other comprehensive income (loss), net of tax. The unrealized losses and gains in the Company's portfolio at March 31, 2024 and December 31, 2023, respectively, are the result of normal market fluctuations. Interest and dividends are included in net income when earned.
NOTE 7—CREDIT LOSSES:
Trade receivables are recorded at the invoiced amount. Credit is extended based on an evaluation of a customer's financial condition, the importance of the customer or market for future business and a customer's ability to perform its obligations. Trade receivable balances are monitored against approved credit terms. Credit terms are reviewed and adjusted as considered necessary based on changes to a customer's credit profile. If a customer's credit deteriorates, the Company may reduce credit risk exposure by reducing credit terms, obtaining letters of credit, obtaining credit insurance, or requiring pre-payment for shipments. Other non-trade contractual arrangements consist primarily of overriding royalty agreements and other financial arrangements between the Company and various counterparties.
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

	Trade Receivables	Other Non-Trade Contractual Arrangements

Beginning Balance, December 31, 2023	$466	$7,504
Provision for expected credit losses	222	67
Ending Balance, March 31, 2024	$688	$7,571
NOTE 8—INVENTORIES:
Inventory components consist of the following:

	March 31, 2024	December 31, 2023
Coal	$39,209	$17,128
Supplies	70,281	71,026
Total Inventories	$109,490	$88,154
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
NOTE 9—ACCOUNTS RECEIVABLE SECURITIZATION:
At March 31, 2024, CONSOL Energy and certain of its U.S. subsidiaries are parties to a trade accounts receivable securitization facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable. In July 2022, the securitization facility was amended to, among other things, extend the maturity date to July 29, 2025.
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
At March 31, 2024, the Company's eligible accounts receivable yielded $50,666 of borrowing capacity. At March 31, 2024, the facility had no outstanding borrowings and $49,947 of letters of credit outstanding, leaving available borrowing capacity of $719. At December 31, 2023, the Company's eligible accounts receivable yielded $72,125 of borrowing capacity. At December 31, 2023, the facility had no outstanding borrowings and $72,087 of letters of credit outstanding, leaving available borrowing capacity of $38. Costs associated with the receivables facility totaled $365 and $413 for the three months ended March 31, 2024 and 2023, respectively. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.

NOTE 10—PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment consists of the following:

	March 31, 2024	December 31, 2023
Plant and Equipment	$3,494,227	$3,458,655
Coal Properties and Surface Lands	907,097	906,343
Airshafts	497,718	492,806
Mine Development	366,260	366,260
Advance Mining Royalties	329,112	328,340
Total Property, Plant and Equipment	5,594,414	5,552,404
Less: Accumulated Depreciation, Depletion and Amortization	3,699,743	3,649,281
Total Property, Plant and Equipment - Net	$1,894,671	$1,903,123
Coal reserves are either owned in fee or controlled by lease. The duration of the leases vary; however, the lease terms are generally extended automatically to the exhaustion of economically recoverable reserves, as long as active mining continues. Coal interests held by lease provide the same rights as fee ownership for mineral extraction and are legally considered real property interests.
As of March 31, 2024 and December 31, 2023, property, plant and equipment includes gross assets under finance leases of $36,466 and $44,622, respectively. Accumulated amortization for finance leases was $26,343 and $31,873 at March 31, 2024 and December 31, 2023, respectively. Amortization expense for assets under finance leases approximated $3,017 and $6,901 for the three months ended March 31, 2024 and 2023, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying Consolidated Statements of Income.
NOTE 11—OTHER ACCRUED LIABILITIES:

	March 31, 2024	December 31, 2023
Subsidence Liability	$105,671	$105,322
Accrued Compensation and Benefits	40,208	73,763
Accrued Income Taxes	15,557	—
Accrued Other Taxes	12,742	12,276
Deferred Revenue	7,071	9,517
Accrued Interest	3,120	6,283
Other	8,195	10,457
Current Portion of Long-Term Liabilities:
Asset Retirement Obligations	28,571	28,571
Postretirement Benefits Other than Pensions	19,297	19,327
Pneumoconiosis Benefits	14,880	15,071
Workers' Compensation	9,666	10,019
Total Other Accrued Liabilities	$264,978	$290,606

NOTE 12—LONG-TERM DEBT:

	March 31, 2024	December 31, 2023
Debt:
MEDCO Revenue Bonds in Series due September 2025 at 5.75%	$102,865	$102,865
9.00% PEDFA Solid Waste Disposal Revenue Bonds due April 2028	75,000	75,000
Advance Royalty Commitments (8.80% Weighted Average Interest Rate)	5,922	5,922
Other Debt Arrangements	1,166	1,419
Less: Unamortized Debt Issuance Costs	(1,567)	(1,686)
	183,386	183,520
Less: Amounts Due in One Year*	(1,438)	(1,635)
Long-Term Debt	$181,948	$181,885
* Excludes current portion of Finance Lease Obligations of $7,111 and $9,471 at March 31, 2024 and December 31, 2023, respectively.
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
Borrowings under the Company's Revolving Credit Facility bear interest at a floating rate that is, at the Company's option, either (i) SOFR plus the applicable SOFR adjustment (as defined therein) depending on the applicable interest period plus an applicable margin or (ii) an alternate base rate plus an applicable margin. The applicable margin for the Revolving Credit Facility depends on the Company's total net leverage ratio and this rate resets quarterly. Obligations under the Revolving Credit Facility are guaranteed by (i) all owners of the PAMC held by the Company, (ii) any other members of the Company’s group that own any portion of the collateral securing the Revolving Credit Facility, and (iii) subject to certain customary exceptions and agreed materiality thresholds, all other existing or future direct or indirect wholly-owned restricted subsidiaries of the Company. The obligations are secured by, subject to certain exceptions (including a limitation of pledges of equity interests in certain subsidiaries and certain thresholds with respect to real property), a first-priority lien on (i) the Company’s interest in the PAMC, (ii) the equity interests in PA Mining Complex LP held by the Company, (iii) the CONSOL Marine Terminal, (iv) the Itmann Mining Complex and (v) the 1.3 billion tons of Greenfield Reserves and Resources.
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

The Company's first lien gross leverage ratio was 0.01 to 1.00 at March 31, 2024. The Company's total net leverage ratio was (0.07) to 1.00 at March 31, 2024. The Company's fixed charge coverage ratio was 2.87 to 1.00 at March 31, 2024. The Company was in compliance with all of its financial covenants under the Revolving Credit Facility as of March 31, 2024.
At March 31, 2024, the Revolving Credit Facility had no borrowings outstanding and $133,312 of letters of credit outstanding, leaving $221,688 of unused capacity. At December 31, 2023, the Revolving Credit Facility had no borrowings outstanding and $111,186 of letters of credit outstanding, leaving $243,814 of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.
The SPV is not a guarantor of the Revolving Credit Facility, and the SPV holds the assets pledged to the lender in the securitization facility. The SPV had total assets of $160,278 and $147,918, comprised mainly of $159,864 and $147,612 trade receivables, net, at March 31, 2024 and December 31, 2023, respectively. Net income attributable to the SPV was $46 and $2,622 for the three months ended March 31, 2024 and 2023, respectively, which primarily reflected intercompany fees related to purchasing the receivables, which are eliminated in the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q. During the three months ended March 31, 2024 and 2023, there were no borrowings or payments under the accounts receivable securitization facility. See Note 9 - Accounts Receivable Securitization for additional information.
PEDFA Bonds
In April 2021, CONSOL Energy borrowed the proceeds received from the sale of tax-exempt bonds issued by the Pennsylvania Economic Development Financing Authority (“PEDFA”) in an aggregate principal amount of $75,000 (the “PEDFA Bonds”). The PEDFA Bonds bear interest at a fixed rate of 9.00% for an initial term of seven years. The PEDFA Bonds mature on April 1, 2051 but are subject to mandatory purchase by the Company on April 13, 2028, at the expiration of the initial term rate period. The PEDFA Bonds were issued pursuant to an indenture (the “PEDFA Indenture”) dated as of April 1, 2021, by and between PEDFA and Wilmington Trust, N.A., a national banking association, as trustee (the “PEDFA Notes Trustee”). PEDFA made a loan of the proceeds of the PEDFA Bonds to the Company pursuant to a Loan Agreement (the “Loan Agreement”) dated as of April 1, 2021 between PEDFA and the Company. Under the terms of the Loan Agreement, the Company agreed to make all payments of principal, interest and other amounts at any time due on the PEDFA Bonds or under the PEDFA Indenture. PEDFA assigned its rights as lender under the Loan Agreement, excluding certain reserved rights, to the PEDFA Notes Trustee. Certain subsidiaries of the Company (the “PEDFA Notes Guarantors”) executed a Guaranty Agreement (the “Guaranty”) dated as of April 1, 2021 in favor of the PEDFA Notes Trustee, guarantying the obligations of the Company under the Loan Agreement to pay the PEDFA Bonds when and as due. The obligations of the Company under the Loan Agreement and of the PEDFA Notes Guarantors under the Guaranty are secured by second priority liens on substantially all of the assets of the Company and the PEDFA Notes Guarantors. The Loan Agreement and Guaranty incorporate by reference covenants in the Indenture, dated as of November 13, 2017 by and between the Company and UMB Bank, N.A., a national banking association, as trustee and collateral trustee, under which the 11.00% Senior Secured Second Lien Notes due 2025 (the “Second Lien Notes”) were issued, including covenants that limited the ability of the Company and certain subsidiaries of the Company, as guarantors, to (i) incur, assume or guarantee additional indebtedness or issue preferred stock; (ii) create liens to secure indebtedness; (iii) declare or pay dividends on the Company’s common stock, redeem stock or make other distributions to the Company’s stockholders; (iv) make investments; (v) pay or make dividends, loans or other asset transfers from the Company’s restricted subsidiaries; (vi) merge or consolidate, or sell, transfer, lease or dispose of substantially all of the Company’s assets; (vii) sell or otherwise dispose of certain assets, including equity interests in subsidiaries; (viii) enter into transactions with affiliates; and (ix) create unrestricted subsidiaries. These covenants were subject to important exceptions and qualifications.
The Company started a capital construction project on the PAMC coarse refuse disposal area in 2017, which is now funded, in part, by the proceeds from the PEDFA Bonds. The Company expects to expend these funds as qualified work is completed. During the three months ended March 31, 2024 and 2023, the Company utilized restricted cash in the amount of $3,035 and $3,244, respectively, for qualified expenses. Additionally, the Company had $9,296 and $12,177 in restricted cash at March 31, 2024 and December 31, 2023, respectively, associated with this financing that will be used to fund future spending on the coarse refuse disposal area.

NOTE 13—COMMITMENTS AND CONTINGENT LIABILITIES:
The Company is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes and other claims and actions arising out of the normal course of business. The Company accrues the estimated loss for these lawsuits and claims when the loss is probable and reasonably estimable. The Company’s estimated accruals related to these pending claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of the Company as of March 31, 2024. It is possible that the aggregate loss in the future with respect to these lawsuits and claims could ultimately be material to the Company’s financial position, results of operations or cash flows; however, such amounts cannot be reasonably estimated. The amount claimed against the Company as of March 31, 2024 is disclosed below when an amount is expressly stated in the lawsuit or claim, which is not often the case.
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
United Mine Workers of America 1992 Benefit Plan Litigation: In 2013, Murray Energy and its subsidiaries (“Murray”) entered into a stock purchase agreement (the “Murray sale agreement”) with the Company's former parent pursuant to which Murray acquired the stock of CCC and certain subsidiaries and certain other assets and liabilities. At the time of sale, the liabilities included certain retiree medical liabilities under the Coal Industry Retiree Health Benefit Act of 1992 (“Coal Act”) and certain federal black lung liabilities under the Black Lung Benefits Act (“BLBA”). Based upon information available, the Company estimates that the annual servicing costs of these liabilities are approximately $10 million to $20 million per year for the next ten years. The annual servicing cost would decline each year since the beneficiaries of the Coal Act consist principally of miners who retired prior to 1994. Murray filed for Chapter 11 bankruptcy in October 2019. As part of the bankruptcy proceedings, Murray unilaterally entered into a settlement with the United Mine Workers of America 1992 Benefit Plan (the “1992 Benefit Plan”) to transfer retirees in the Murray Energy Section 9711 Plan to the 1992 Benefit Plan. This was approved by the bankruptcy court on April 30, 2020. On May 2, 2020, the 1992 Benefit Plan filed an action in the United States District Court for the District of Columbia asking the court to make a determination whether the Company's former parent or the Company has any continuing retiree medical liabilities under the Coal Act (the “1992 Plan Lawsuit”). The Murray sale agreement includes indemnification by Murray with respect to the Coal Act and BLBA liabilities. In addition, the Company had agreed to indemnify its former parent relative to certain pre-separation liabilities. As of September 16, 2020, the Company entered into a settlement agreement with Murray and withdrew its claims in bankruptcy. On September 11, 2020, the Defendants in the 1992 Plan Lawsuit filed a Motion to Dismiss Plaintiffs' Second Amended Complaint which was denied by the Court on March 29, 2022. The Company will continue to vigorously defend any claims that attempt to transfer any of such liabilities directly or indirectly to the Company, including raising all applicable defenses against the 1992 Benefit Plan’s suit. With respect to this lawsuit, while a loss is reasonably possible, it is not probable and, as a result, no accrual has been recorded.
United Mine Workers of America 1974 Pension Plan Litigation: On March 7, 2024, the Company's former parent filed a complaint (the “Indemnification Lawsuit”) in the Superior Court of the State of Delaware against the Company that stated that the Company's former parent had settled potential claims asserted by the United Mine Workers of America 1974 Pension Plan (“1974 Plan”) against the Company's former parent for a total settlement amount of $75,000 to be paid over a five year period, in exchange for a full release by the 1974 Plan of the Company's former parent, the Company and their affiliates. In the Indemnification Lawsuit, the Company's former parent is seeking (i) indemnification from the Company under the 2017 Separation and Distribution Agreement between the Company and its former parent for the $75,000 settlement plus the Company's former parent's alleged legal expenses related to its settlement with the 1974 Plan, (ii) the costs and expenses the Company's former parent incurs in connection with the Indemnification Lawsuit, (iii) pre- and post-judgment interest, (iv) punitive damages and (v) any other relief the court deems just and proper. The Company does not believe that it has any obligations to indemnify its former parent under the Separation and Distribution Agreement with respect to its former parent's settlement with the 1974 Plan and intends to vigorously defend itself against all claims asserted against it in the Indemnification Lawsuit. With respect to this lawsuit, while a loss is reasonably possible, it is not probable and, as a result, no accrual has been recorded.
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
The following is a summary, as of March 31, 2024, of the financial guarantees, unconditional purchase obligations and letters of credit to certain third parties. Employee-related financial guarantees have primarily been provided to support the 1992 Benefit Plan and federal black lung and various state workers' compensation self-insurance programs. Environmental financial guarantees have primarily been provided to support various performance bonds related to reclamation and other environmental issues. Other financial guarantees have been extended to support sales contracts, insurance policies, surety indemnity agreements, legal matters, full and timely payments of mining equipment leases, and various other items necessary in the normal course of business. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. Certain letters of credit included in the table below were issued against other commitments included in this table. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these commitments are recorded as liabilities in the financial statements. The Company's management believes that these commitments will not have a material adverse effect on the Company's financial condition.

	Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$48,020	$43,420	$4,600	$—	$—
Environmental	398	398	—	—	—
Other	134,841	129,805	5,036	—	—
Total Letters of Credit	$183,259	$173,623	$9,636	$—	$—
Surety Bonds:
Employee-Related	$80,210	$80,210	$—	$—	$—
Environmental	527,064	527,064	—	—	—
Other	4,100	4,100	—	—	—
Total Surety Bonds	$611,374	$611,374	$—	$—	$—

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
The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at			Fair Value Measurements at
	March 31, 2024			December 31, 2023
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
U.S. Treasury Securities	$82,583	$—	$—	$81,932	$—	$—
The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:
Long-term debt: The fair value of long-term debt is measured using unadjusted quoted market prices or estimated using discounted cash flow analyses. The discounted cash flow analyses are based on current market rates for instruments with similar cash flows.
The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt (Excluding Debt Issuance Costs)	$184,953	$199,338	$185,206	$199,591
Certain of the Company’s debt is actively traded on a public market and, as a result, constitutes Level 1 fair value measurements. The portion of the Company’s debt obligations that is not actively traded is valued through reference to the applicable underlying benchmark rate and, as a result, constitutes Level 2 fair value measurements.

NOTE 15—SEGMENT INFORMATION:

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management to make decisions on and assess performance of the Company’s reportable segments. CONSOL Energy presently consists of two reportable segments, the PAMC and the CONSOL Marine Terminal. The PAMC includes the Bailey Mine, the Enlow Fork Mine, the Harvey Mine and a centralized preparation plant. The PAMC segment’s principal activities include the mining, preparation and marketing of bituminous coal, sold primarily to industrial end-users, power generators and metallurgical end-users. The CONSOL Marine Terminal provides coal export terminal services through the Port of Baltimore. General and administrative costs are allocated to the Company’s segments based on a percentage of resources utilized, a percentage of total revenue and a percentage of total projected capital expenditures. CONSOL Energy’s Other segment includes revenue and expenses from various corporate and diversified business activities that are not allocated to the PAMC or the CONSOL Marine Terminal segments. The diversified business activities currently include the Itmann Mining Complex, carbon products and materials businesses led by CONSOL Innovations LLC, the Greenfield Reserves and Resources, closed mine activities, other income, gain on asset sales related to non-core assets, and gain/loss on debt extinguishment. Additionally, interest expense and income taxes, as well as various other non-operated activities, none of which are individually significant to the Company, are also reflected in CONSOL Energy's Other segment and are not allocated to the PAMC and CONSOL Marine Terminal segments.
The Company evaluates the performance of its segments utilizing Adjusted EBITDA and various productivity metrics. Adjusted EBITDA measures the operating performance of the Company's segments and is used to allocate resources to the Company's segments.
Reportable segment results for the three months ended March 31, 2024 are:

	PAMC	CONSOL Marine Terminal	Other, Corporate and Eliminations	Consolidated
Coal Revenue	$416,187	$—	$31,740	$447,927
Terminal Revenue	—	24,528	—	24,528
Freight Revenue	66,900	—	2,942	69,842
Other Revenue	—	—	4,392	4,392
Total Revenue from Contracts with Customers	$483,087	$24,528	$39,074	$546,689
Adjusted EBITDA	$169,333	$16,840	$(4,420)	$181,753
Segment Assets	$1,612,850	$82,818	$984,456	$2,680,124
Depreciation, Depletion and Amortization	$48,269	$1,241	$7,487	$56,997
Capital Expenditures	$36,958	$1,063	$4,331	$42,352
Reportable segment results for the three months ended March 31, 2023 are:

	PAMC	CONSOL Marine Terminal	Other, Corporate and Eliminations	Consolidated
Coal Revenue	$563,337	$—	$20,042	$583,379
Terminal Revenue	—	26,711	—	26,711
Freight Revenue	64,337	—	3,170	67,507
Total Revenue from Contracts with Customers	$627,674	$26,711	$23,212	$677,597
Adjusted EBITDA	$330,963	$20,615	$(5,278)	$346,300
Segment Assets	$1,687,932	$82,019	$925,360	$2,695,311
Depreciation, Depletion and Amortization	$51,371	$1,156	$7,024	$59,551
Capital Expenditures	$26,807	$575	$6,375	$33,757

For the three months ended March 31, 2024 and 2023, the Company's reportable segments had revenues from the following customers, each comprising over 10% of the Company's total sales:

	Three Months Ended March 31,
	2024	2023
Customer A	$74,260	$86,504
Customer B	$64,479	$68,214
Customer C	*	$74,309
*Revenues from these customers during the periods presented were less than 10% of the Company's total sales.
Reconciliation of Segment Information to Consolidated Amounts:

	Three Months Ended March 31, 2024
	PAMC	CONSOL Marine Terminal	Other	Consolidated
Net Income (Loss)	$118,171	$13,831	$(30,111)	$101,891
Income Tax Expense	—	—	16,843	16,843
Interest Expense	—	1,521	3,885	5,406
Interest Income	(1,293)	—	(3,209)	(4,502)
Depreciation, Depletion and Amortization	48,269	1,241	7,487	56,997
Stock-Based Compensation	4,186	247	685	5,118
Adjusted EBITDA	$169,333	$16,840	$(4,420)	$181,753

	Three Months Ended March 31, 2023
	PAMC	CONSOL Marine Terminal	Other	Consolidated
Net Income (Loss)	$276,276	$17,789	$(63,688)	$230,377
Income Tax Expense	—	—	41,593	41,593
Interest Expense	(301)	1,526	9,054	10,279
Interest Income	(408)	—	(1,259)	(1,667)
Depreciation, Depletion and Amortization	51,371	1,156	7,024	59,551
Stock-Based Compensation	4,025	144	623	4,792
Loss on Debt Extinguishment	—	—	1,375	1,375
Adjusted EBITDA	$330,963	$20,615	$(5,278)	$346,300

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
During the three months ended March 31, 2024 and 2023, the Company did not make any open market repurchases of its Second Lien Notes in accordance with this program; all remaining outstanding Second Lien Notes were redeemed by the Company during the year ended December 31, 2023. During the three months ended March 31, 2024 and 2023, the Company repurchased and retired 615,288 and 1,207,409 shares of the Company's common stock at an average price of $90.82 and $55.60 per share, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in conjunction with the Consolidated Financial Statements and corresponding notes included elsewhere in this Form 10-Q. In addition, this Form 10-Q report should be read in conjunction with the Consolidated Financial Statements for the three-year period ended December 31, 2023 included in CONSOL Energy Inc.'s Form 10-K, filed on February 9, 2024. This MD&A contains forward-looking statements and the matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those projected or implied in the forward-looking statements. Please see “Risk Factors” and “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.
All amounts discussed are in millions of U.S. dollars, unless otherwise indicated. All tons discussed are on a clean coal equivalent basis.
Recent Developments
On March 26, 2024, a container ship struck a support column of the Francis Scott Key Bridge in Baltimore, Maryland causing it to collapse. The United States Coast Guard (the “Coast Guard”) has established a safety zone for all navigable waters of the Chesapeake Bay within a 2,000-yard radius around the Francis Scott Key Bridge. As a result, vessel access in and out of the CONSOL Marine Terminal, which is located in the Port of Baltimore, has been suspended. We continue to work and communicate closely with the Coast Guard, transportation authorities and city officials to safely restore vessel access to and resume normal operations at our CONSOL Marine Terminal. While not definitive, the latest information provided to the Company by agency officials suggests the permanent 700-foot wide, 50-foot draft shipping lane may reopen and restore full vessel access by the end of May 2024. There can be no guarantee that the draft shipping lane will reopen along this anticipated timeline or that full vessel access will be resumed immediately upon reopening. Our team is working diligently to minimize the disruption to our business and address direct and indirect impacts to the Company and its operations, including moving tons through available terminals on the East Coast of the United States, accelerating domestic shipments and managing ongoing expenditures. Our ability to ship coal to our customers from the CONSOL Marine Terminal at this time has temporarily negatively impacted our business, financial condition and results of operations and will continue to do so until such time as shipping access to the CONSOL Marine Terminal has been fully restored.
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
We are continuing to expand our presence in the metallurgical coal market through our Itmann Mining Complex in West Virginia. The Itmann Preparation Plant was constructed in 2022 and shipped its first train in October 2022. The plant includes a train loadout located on the Guyandotte Class I rail line, which can be served by both Norfolk Southern and CSX.
Our operations, including the PAMC and the CONSOL Marine Terminal, have consistently generated strong free cash flows. As of December 31, 2023, the PAMC controls 583.5 million tons of high-quality Pittsburgh seam reserves, enough to allow for an equivalent of more than 20 years of full-capacity production. As of December 31, 2023, the Itmann Mining Complex includes 28.4 million tons of recoverable coal reserves that are sufficient to support an equivalent of more than 30 years of full-capacity production, based on our current estimates. In addition, we own or control approximately 1.3 billion tons of Greenfield Reserves and Resources, portions of which are located in the Northern Appalachian Basin (“NAPP”), the Central Appalachian Basin (“CAPP”) and the Illinois Basin (“ILB”). Our vision is to maximize cash flow generation through the safe, compliant, and efficient operation of our core asset base, while maintaining a strong balance sheet and liquidity, returning capital through share buybacks and/or dividends, and, when prudent, allocating capital toward compelling growth and diversification opportunities.
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
•CONSOL Marine Terminal: Through our subsidiary CONSOL Marine Terminals LLC, we provide coal export terminal services through the Port of Baltimore. The terminal can either store coal or load coal directly into vessels from rail cars. It is also the only major east coast United States coal terminal served by two Class I railroads, Norfolk Southern and CSX.
•Itmann Mining Complex: Construction of the Itmann No. 5 Mine, located in Wyoming County, West Virginia, began in the second half of 2019; development mining began in April 2020, but the pace of the project was intentionally slowed to minimize capital spending due to the uncertainties surrounding the COVID-19 pandemic. The coal preparation plant was commissioned during the third quarter of 2022 and shipped its first train in October 2022. The operation continued its ramp up progress in 2023 with a focus on mains development and increasing staffing levels, both of which are needed for the long-term viability of the mine. The Company anticipates approximately 900 thousand tons per year of high-quality, low-vol coking coal production from the Itmann No. 5 Mine once it achieves its full run rate, with an anticipated mine life of 30+ years. The preparation plant also includes a rail loadout and the capability for processing up to an additional 750 thousand to 1 million saleable tons annually from third parties and mining of our surrounding reserves. This additional processing revenue provides an avenue of growth for the Company.
These low-cost assets and the diverse markets they serve provide us opportunities to generate cash across a wide variety of demand and pricing scenarios. The three mines at the PAMC operate up to five longwalls, and the production from all three mines is processed at a single, centralized preparation plant, which is connected via conveyor belts to each mine. The Central Preparation Plant, which can clean and process up to 9,000 raw tons of coal per hour, provides economies of scale while also maintaining the ability to segregate and blend coal based on quality. This infrastructure enables us to tailor our production levels and quality specifications to meet market demands. It also results in a highly productive, low-cost operation compared to other NAPP coal mines, in which the PAMC averaged 7.50 tons of coal production per employee hour in 2022 and 2023. We believe our substantial capital investment in the PAMC will enable us to maintain high production volumes, low operating costs and a strong safety and environmental compliance record, which we believe are key to supporting stable financial performance and cash flows throughout business and commodity price cycles.
How We Evaluate Our Operations
Our management team uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability. The metrics include: (i) adjusted EBITDA, a non-GAAP financial measure; (ii) coal production, sales volumes and average coal revenue per ton; (iii) cost of coal sold, a non-GAAP financial measure; (iv) cash cost of coal sold, a non-GAAP financial measure; (v) average cash cost of coal sold per ton, an operating ratio derived from non-GAAP financial measures; and (vi) average cash margin per ton sold, an operating ratio derived from non-GAAP financial measures.
We believe that adjusted EBITDA provides a helpful measure of comparing our operating performance with the performance of other companies that have different financing, capital structures and tax rates than ours. We believe cost of coal sold, cash cost of coal sold, average cash cost of coal sold per ton, and average cash margin per ton sold normalize the volatility contained within comparable GAAP measures by adjusting for certain non-operating or non-cash transactions. Each of these non-GAAP metrics are used as supplemental financial measures by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:
•our operating performance compared to the operating performance of other companies in the coal industry, without regard to financing methods, historical cost basis, tax rates or capital structure;
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
These non-GAAP financial measures should not be considered an alternative to operating and other costs, net income, or any other measure of financial performance presented in accordance with GAAP. These measures exclude some, but not all, items that affect measures presented in accordance with GAAP, and these measures and the way we calculate them may vary from those of other companies. As a result, the items presented below may not be comparable to similarly titled measures of other companies.
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

	Three Months Ended March 31,
	2024	2023
Operating and Other Costs	$293,430	$260,627
Less: Other Costs (Non-Production and non-PAMC)	(50,994)	(38,486)
Cash Cost of Coal Sold	$242,436	$222,141
Add: Depreciation, Depletion and Amortization (PAMC Production)	43,234	46,264
Cost of Coal Sold	$285,670	$268,405
Total Tons Sold (in millions)	6.1	6.7
Average Cost of Coal Sold per Ton	$46.90	$40.18
Less: Depreciation, Depletion and Amortization Costs per Ton Sold	6.61	6.57
Average Cash Cost of Coal Sold per Ton	$40.29	$33.61
We evaluate our average cash margin per ton sold on a per-ton basis. We define average cash margin per ton sold as average coal revenue per ton sold, net of average cash cost of coal sold per ton. The GAAP measure most directly comparable to average cash margin per ton sold is total coal revenue.

The following table presents a reconciliation for the PAMC segment of average cash margin per ton sold to total coal revenue, the most directly comparable GAAP financial measure, on a historical basis, for each of the periods indicated (in thousands, except per ton information).

	Three Months Ended March 31,
	2024	2023
Total Coal Revenue (PAMC Segment)	$416,187	$563,337
Operating and Other Costs	293,430	260,627
Less: Other Costs (Non-Production and non-PAMC)	(50,994)	(38,486)
Cash Cost of Coal Sold	$242,436	$222,141
Total Tons Sold (in millions)	6.1	6.7
Average Coal Revenue per Ton Sold	$68.33	$84.32
Less: Average Cash Cost of Coal Sold per Ton	40.29	33.61
Average Cash Margin per Ton Sold	$28.04	$50.71
We define adjusted EBITDA as (i) net income (loss) plus income taxes, interest expense and depreciation, depletion and amortization, as adjusted for (ii) certain non-cash items, such as stock-based compensation and loss on debt extinguishment. The GAAP measure most directly comparable to adjusted EBITDA is net income (loss).
The following tables present a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure, on a historical basis, for each of the periods indicated (in thousands).

	Three Months Ended March 31, 2024
	PAMC	CONSOL Marine Terminal	Other	Consolidated
Net Income (Loss)	$118,171	$13,831	$(30,111)	$101,891

Add: Income Tax Expense	—	—	16,843	16,843
Add: Interest Expense	—	1,521	3,885	5,406
Less: Interest Income	(1,293)	—	(3,209)	(4,502)
Earnings (Loss) Before Interest & Taxes (EBIT)	116,878	15,352	(12,592)	119,638

Add: Depreciation, Depletion & Amortization	48,269	1,241	7,487	56,997

Earnings (Loss) Before Interest, Taxes and DD&A (EBITDA)	$165,147	$16,593	$(5,105)	$176,635

Adjustments:
Add: Stock-Based Compensation	$4,186	$247	$685	$5,118

Adjusted EBITDA	$169,333	$16,840	$(4,420)	$181,753

	Three Months Ended March 31, 2023
	PAMC	CONSOL Marine Terminal	Other	Consolidated
Net Income (Loss)	$276,276	$17,789	$(63,688)	$230,377

Add: Income Tax Expense	—	—	41,593	41,593
Add: Interest Expense	(301)	1,526	9,054	10,279
Less: Interest Income	(408)	—	(1,259)	(1,667)
Earnings (Loss) Before Interest & Taxes (EBIT)	275,567	19,315	(14,300)	280,582

Add: Depreciation, Depletion & Amortization	51,371	1,156	7,024	59,551

Earnings (Loss) Before Interest, Taxes and DD&A (EBITDA)	$326,938	$20,471	$(7,276)	$340,133

Adjustments:
Add: Stock-Based Compensation	$4,025	$144	$623	$4,792
Add: Loss on Debt Extinguishment	—	—	1,375	1,375
Total Pre-tax Adjustments	4,025	144	1,998	6,167

Adjusted EBITDA	$330,963	$20,615	$(5,278)	$346,300
Results of Operations: Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023
Revenue and Other Income

	Three Months Ended March 31,
(in millions)	2024	2023	Variance
Coal Revenue - PAMC	$416	$563	$(147)
Coal Revenue - Itmann Mining Complex	32	20	12
Terminal Revenue	25	27	(2)
Freight Revenue	70	68	2
Miscellaneous Other Income	16	5	11
Gain on Sale of Assets	6	6	—
Total Revenue and Other Income	$565	$689	$(124)
Revenues from Contracts with Customers
On a consolidated basis, coal revenue for the three months ended March 31, 2024 was $448 million, which consisted of $416 million from the Pennsylvania Mining Complex and $32 million from the Itmann Mining Complex. The $448 million of coal revenue was sold into the following markets: $226 million into power generation, $153 million into industrial, and $69 million into metallurgical. The Company had consolidated coal revenue of $583 million for the three months ended March 31, 2023, which consisted of $563 million from the Pennsylvania Mining Complex and $20 million from the Itmann Mining Complex. The $583 million of coal revenue was sold into the following markets: $300 million into power generation, $192 million into industrial, and $91 million into metallurgical. See “Operational Performance” for further information about segment results.

The Company’s Terminal revenue consists of fees charged for coal loaded at the CONSOL Marine Terminal, which is located in the Port of Baltimore, Maryland, and provides access to international coal markets. Terminal revenues are generated from providing transloading services from rail to vessel or barge, temporary storage or stockpile facilities, as well as blending, weighing, and sampling. Terminal revenues were $25 million for the three months ended March 31, 2024, compared to $27 million for the three months ended March 31, 2023. See “Operational Performance - CONSOL Marine Terminal Analysis” for further information about segment results.

The Company recognizes freight revenue as the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services to move its coal from the mine to the ultimate sales point. Freight revenue is completely offset by freight expense. Freight revenue and freight expense were both $70 million for the three months ended March 31, 2024, compared to $68 million for the three months ended March 31, 2023.

Miscellaneous Other Income

Miscellaneous other income was $16 million for the three months ended March 31, 2024, compared to $5 million for the three months ended March 31, 2023. The change is due to the following items:

	Three Months Ended March 31,
	2024	2023	Variance
Interest Income	$4	$2	$2
Royalty Income - Non-Operated Coal	4	2	2
Carbon Products and Materials	3	—	3
Contract Buyouts	3	—	3
Other Income	2	1	1
Miscellaneous Other Income	$16	$5	$11

Carbon products and materials revenue is generated from businesses led by CONSOL Innovations LLC, our wholly-owned subsidiary.

Contract buyout income was primarily the result of partial contract buyouts that involved negotiations with customers to reduce coal quantities for which they were otherwise obligated to purchase under contracts in exchange for payment of certain fees to the Company and did not impact forward contract terms.

Operating and Other Costs

On a consolidated basis, operating and other costs were $293 million for the three months ended March 31, 2024, compared to $261 million for the three months ended March 31, 2023. Operating and other costs increased in the period-to-period comparison due to the following items:

	Three Months Ended March 31,
	2024	2023	Variance
Operating Costs - PAMC	$242	$222	$20
Operating Costs - Itmann Mining Complex	35	23	12
Operating Costs - Terminal	7	6	1
Employee-Related Legacy Liability Expense	6	3	3
Coal Reserve Holding Costs	2	2	—
Closed and Idle Mines	1	1	—
Other	—	4	(4)
Operating and Other Costs	$293	$261	$32

Operating costs for the Pennsylvania Mining Complex include items such as direct operating costs, royalties and production taxes and direct administration costs. In the period-to-period comparison, operating costs - PAMC increased $20 million, primarily due to additional costs associated with the three longwall moves in the current quarter, as well as ongoing inflationary pressures. See “Operational Performance - PAMC Analysis” for further information on segment operating costs.

Operating costs for the Itmann Mining Complex primarily consist of costs related to produced tons sold and costs incurred to purchase third-party metallurgical coal to blend with Itmann coal. Operating costs - Itmann Mining Complex include items such as direct operating costs, royalties and production taxes and direct administration costs. The $12 million increase in operating costs - Itmann Mining Complex was primarily due to an increase in the volume of produced and purchased coal as the operations continued to ramp up toward full run-rate production.

Operating costs - Terminal primarily consist of costs related to throughput tons at the CONSOL Marine Terminal, which increased $1 million in the period-to-period comparison. See “Operational Performance - CONSOL Marine Terminal Analysis” for further information on segment operating costs.

Employee-related legacy liability expense increased $3 million in the period-to-period comparison primarily due to the impact of changes in actuarial assumptions made at the beginning of each year. See Note 3 - Components of Pension and Other Post-Employment Benefit (OPEB) Plans Net Periodic Benefit Costs and Note 4 - Components of Coal Workers' Pneumoconiosis (CWP) and Workers' Compensation Net Periodic Benefit Costs in the Notes to the Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Other costs consist of items that are not related to the Company's mining or terminal operations. Other costs decreased $4 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily attributable to fewer expenses incurred in the current quarter across various categories, none of which were individually material.

Depreciation, Depletion and Amortization

On a consolidated basis, depreciation, depletion and amortization costs were $57 million for the three months ended March 31, 2024, compared to $60 million for the three months ended March 31, 2023. The $3 million decrease was due to the timing of assets placed in service and certain assets becoming fully depreciated during 2023.

General and Administrative Costs

On a consolidated basis, general and administrative costs were $21 million for the three months ended March 31, 2024, compared to $17 million for the three months ended March 31, 2023. The $4 million increase in the period-to-period comparison was primarily related to increased expense associated with the Company's “Not So Fast” public awareness campaign and expense incurred under the Company's short-term incentive compensation plan during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Interest Expense

On a consolidated basis, interest expense, net of amounts capitalized, was $5 million for the three months ended March 31, 2024, compared to $10 million for the three months ended March 31, 2023. The decrease in the period-to-period comparison was primarily due to less debt outstanding, as the Company fully retired its Term Loan B and Second Lien Notes in 2023.

Operational Performance: Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023

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

The Company evaluates the performance of its segments utilizing Adjusted EBITDA and various productivity metrics. Adjusted EBITDA measures the operating performance of the Company's segments and is used to allocate resources to the Company's segments. The following table presents results by reportable segment for each of the periods indicated.

	Three Months Ended March 31,
	2024	2023	Variance
PAMC
Total Tons Produced (in millions)	6.5	7.0	(0.5)
Total Tons Sold (in millions)	6.1	6.7	(0.6)
Average Coal Revenue per Ton Sold	$68.33	$84.32	$(15.99)
Average Cash Cost of Coal Sold per Ton(1)	$40.29	$33.61	$6.68
Average Cash Margin per Ton Sold(1)	$28.04	$50.71	$(22.67)
Adjusted EBITDA (in thousands)(1)	$169,333	$330,963	$(161,630)

CONSOL Marine Terminal
Throughput Tons (in millions)	4.5	4.6	(0.1)
Adjusted EBITDA (in thousands)(1)	$16,840	$20,615	$(3,775)

(1) Adjusted EBITDA is a non-GAAP financial measure, and average cash cost of coal sold per ton and average cash margin per ton sold are operating ratios derived from non-GAAP financial measures. See “How We Evaluate Our Operations - Reconciliation of Non-GAAP Financial Measures” above for an explanation and reconciliation of these amounts to the nearest GAAP measures.

PAMC ANALYSIS:

Coal Production

The table below presents total tons produced (in thousands) from the Pennsylvania Mining Complex for the periods indicated:

	Three Months Ended March 31,
Mine	2024	2023	Variance
Bailey	2,764	3,273	(509)
Enlow Fork	2,446	2,406	40
Harvey	1,291	1,358	(67)
Total	6,501	7,037	(536)

Coal production was 6.5 million tons for the three months ended March 31, 2024, compared to 7.0 million tons for the three months ended March 31, 2023. The PAMC's coal production decreased in the period-to-period comparison. Three longwall moves in the first quarter of 2024 limited production, but each of these moves was completed timely and efficiently. There were no longwall moves in the first quarter of 2023.

Coal Operations

Adjusted EBITDA for the three months ended March 31, 2024 was $169 million, compared to $331 million for the three months ended March 31, 2023. The impairment was primarily attributable to a $15.99 decrease in average coal revenue per ton sold, as well as a 0.6 million decrease in tons sold and a $6.68 increase in the average cash cost of coal sold per ton. The decrease in average coal revenue per ton sold was primarily due to weaker commodity prices, specifically reduced natural gas and API2 prices quarter-over-quarter, which put downward pressure on the Company's realizations in the first quarter of 2024. After a modest rebound in the fourth quarter of 2023, demand for the Company's product in the power generation markets was muted during the first quarter of 2024 due to mild winter weather which caused weaker commodity prices both domestically and globally. Although overall pricing declined compared to the fourth quarter of 2023, export demand, specifically in the industrial and crossover markets, remained strong. Despite the reduced export capability as a result of the Francis Scott Key Bridge collapse that occurred on March 26, 2024, the Company placed 3.7 million tons of coal, or 59% of its total tons sold, into the export market in the three months ended March 31, 2024. Comparatively, in the three months ended March 31, 2023, the Company placed 3.9 million tons of coal, or 58% of its total tons sold, into the export market.

Cash cost of coal sold was $242 million for the three months ended March 31, 2024, compared to $222 million for the three months ended March 31, 2023. The increase in the cash cost of coal sold and average cash cost of coal sold per ton was primarily due to the effect of the three longwall moves in the current quarter, as well as ongoing inflationary pressures on supplies, maintenance costs and contractor labor costs compared to the prior-year period.

CONSOL MARINE TERMINAL ANALYSIS:

Adjusted EBITDA for the three months ended March 31, 2024 was $17 million, compared to $21 million for the three months ended March 31, 2023. Throughput volumes at the CONSOL Marine Terminal were 4.5 million tons for the three months ended March 31, 2024, compared to 4.6 million tons for the three months ended March 31, 2023. CONSOL Marine Terminal revenue was $25 million for the three months ended March 31, 2024, compared to $27 million for the three months ended March 31, 2023.

Vessel access to, and export capability from, the CONSOL Marine Terminal was restricted on March 26, 2024 after the Francis Scott Key Bridge collapsed. The harbor will remain closed and access to the CONSOL Marine Terminal will not be restored until a viable shipping lane reopens, which is estimated by agency officials to occur by the end of May 2024. Management is working diligently to minimize the disruption to our business and address the direct and indirect impacts to the Company and its operations, including moving tons through available terminals on the East Coast of the United States, accelerating domestic shipments and managing ongoing expenditures.
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
In 2023, the Company amended its revolving credit facility to achieve additional financial flexibility by increasing the capacity of the facility and easing certain restrictive covenants, specifically around investments and shareholder returns. These covenants have been simplified to better align with the significantly improved credit profile of the business and are now leverage and liquidity-based moving forward. The Company was successful in securing incremental commitments in the amount of $95 million, which includes commitments from multiple new lenders to the facility and upsized commitments from 60% of existing lenders. The revolving credit facility now has a borrowing capacity of $355 million and provides for the Company's ability to increase the revolving commitments or issue term loans in an additional amount not to exceed $45 million and up to an aggregate total amount of $400 million.
During the three months ended March 31, 2024, the Company generated cash flows from operating activities of approximately $77 million and utilized a portion of operating cash flows to repurchase outstanding shares of the Company's common stock. Our total liquidity as of March 31, 2024 was comprised of the following:

(in millions)	March 31, 2024
Cash and Cash Equivalents	$173
Short-Term Investments	83
256
Revolving Credit Facility - Current Availability	355
Less: Letters of Credit Outstanding	(133)
Total Liquidity	$478
Events that negatively impact our overall financial condition and liquidity could result in our inability to comply with our credit facility's financial covenants. This could limit our access to our credit facilities if we are unable to obtain waivers from our lenders or amend the credit facilities. Additionally, access to capital remains challenging for the Company's industry as a result of banking, institutional and investor environmental, social and governance (“ESG”) requirements and limitations, which tend to discourage investment in coal and other fossil fuel companies. However, the Company expects to maintain adequate liquidity through its operating cash flow, cash and cash equivalents on hand, and short-term investments, as well as its revolving credit facility and securitization facility, to fund its working capital needs and capital expenditures in the short-term and long-term.
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

CONSOL Energy participates in the United Mine Workers of America (the “UMWA”) Combined Benefit Fund and the UMWA 1992 Benefit Plan for which benefits are reflected in the Company's consolidated financial statements when paid. These benefit arrangements may result in additional liabilities that are not recognized on the Consolidated Balance Sheet at March 31, 2024. The various multi-employer benefit plans are discussed in Note 17—Other Employee Benefit Plans in the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. CONSOL Energy's total contributions under the Coal Industry Retiree Health Benefit Act of 1992 were $1 million and $1 million for the three months ended March 31, 2024 and 2023, respectively. Based on available information at December 31, 2023, CONSOL Energy's aggregate obligation for the UMWA Combined Benefit Fund and 1992 Benefit Plan is estimated to be approximately $33 million. CONSOL Energy also uses a combination of surety bonds, corporate guarantees and letters of credit to secure its financial obligations for employee-related, environmental, performance and various other items which are not reflected on the Consolidated Balance Sheet at March 31, 2024. Management believes these items will expire without being funded. See Note 13—Commitments and Contingent Liabilities in the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CONSOL Energy.

Cash Flows (in millions)

	Three Months Ended March 31,
	2024	2023	Change
Cash Provided by Operating Activities	$77	$249	$(172)
Cash Used in Investing Activities	$(36)	$(103)	$67
Cash Used in Financing Activities	$(68)	$(226)	$158
Cash provided by operating activities decreased $172 million in the period-to-period comparison, primarily due to the overall decrease in earnings at the PAMC and the CONSOL Marine Terminal and other working capital changes that occurred throughout both periods.
Cash used in investing activities decreased $67 million in the period-to-period comparison, primarily due to $75 million in purchases of short-term investments in U.S. Treasury securities during the three months ended March 31, 2023. Capital expenditures increased $8 million primarily due to additional equipment-related expenditures and rebuilds during the three months ended March 31, 2024. The Company's capital expenditures are set forth below.

	Three Months Ended March 31,
	2024	2023	Change
Equipment Purchases and Rebuilds	$25	$12	$13
Building and Infrastructure	12	14	(2)
Solid Waste Disposal Project	3	4	(1)
IS&T Infrastructure	1	2	(1)
Other	1	2	(1)
Total Capital Expenditures	$42	$34	$8

Cash used in financing activities decreased $158 million in the period-to-period comparison primarily driven by a $96 million decrease in net payments on indebtedness. Payments totaling $91 million were made toward the Company's outstanding Term Loan B and Second Lien Notes during the three months ended March 31, 2023, which were fully paid off in June 2023 and July 2023, respectively. Additionally, $38 million in dividend payments were made during the three months ended March 31, 2023. Cash outflows related to CONSOL Energy share repurchases totaled $58 million in the three months ended March 31, 2024, compared to $75 million in the three months ended March 31, 2023.
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
Borrowings under the Company's Revolving Credit Facility bear interest at a floating rate that is, at the Company's option, either (i) SOFR plus the applicable SOFR adjustment (as defined therein) depending on the applicable interest period plus an applicable margin or (ii) an alternate base rate plus an applicable margin. The applicable margin for the Revolving Credit Facility depends on the Company's total net leverage ratio and this rate resets quarterly. Obligations under the Revolving Credit Facility are guaranteed by (i) all owners of the PAMC held by the Company, (ii) any other members of the Company’s group that own any portion of the collateral securing the Revolving Credit Facility, and (iii) subject to certain customary exceptions and agreed materiality thresholds, all other existing or future direct or indirect wholly-owned restricted subsidiaries of the Company. The obligations are secured by, subject to certain exceptions (including a limitation of pledges of equity interests in certain subsidiaries and certain thresholds with respect to real property), a first-priority lien on (i) the Company’s interest in the Pennsylvania Mining Complex, (ii) the equity interests in PA Mining Complex LP held by the Company, (iii) the CONSOL Marine Terminal, (iv) the Itmann Mining Complex, and (v) the 1.3 billion tons of Greenfield Reserves and Resources.
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
The Company's first lien gross leverage ratio was 0.01 to 1.00 at March 31, 2024. The Company's total net leverage ratio was (0.07) to 1.00 at March 31, 2024. The Company's fixed charge coverage ratio was 2.87 to 1.00 at March 31, 2024. Accordingly, the Company was in compliance with all of its financial covenants under the Revolving Credit Facility as of March 31, 2024.
The Revolving Credit Facility contains customary events of default, including with respect to a failure to make payments when due, cross-default and cross-judgment default and certain bankruptcy and insolvency events.
At March 31, 2024, there were no borrowings outstanding under the Revolving Credit Facility and the facility is currently only used for providing letters of credit, with $133 million of letters of credit outstanding, leaving $222 million of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.

Securitization Facility
At March 31, 2024, CONSOL Energy and certain of its U.S. subsidiaries are parties to a trade accounts receivable securitization facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable. In July 2022, the securitization facility was amended to, among other things, extend the maturity date to July 29, 2025.
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
At March 31, 2024, eligible accounts receivable yielded $51 million of borrowing capacity. At March 31, 2024, the facility had no outstanding borrowings and approximately $50 million of letters of credit outstanding, leaving $719 thousand of unused capacity. Costs associated with the receivables facility were less than $1 million for the three months ended March 31, 2024. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.
Pennsylvania Economic Development Financing Authority Bonds
In April 2021, CONSOL Energy borrowed the proceeds received from the sale of tax-exempt bonds issued by PEDFA in an aggregate principal amount of $75 million (the “PEDFA Bonds”). The PEDFA Bonds bear interest at a fixed rate of 9.00% for an initial term of seven years. The PEDFA Bonds mature on April 1, 2051 but are subject to mandatory purchase by the Company on April 13, 2028, at the expiration of the initial term rate period. The PEDFA Bonds were issued pursuant to an indenture (the “PEDFA Indenture”) dated as of April 1, 2021, by and between PEDFA and Wilmington Trust, N.A., a national banking association, as trustee (the “PEDFA Notes Trustee”). PEDFA made a loan of the proceeds of the PEDFA Bonds to the Company pursuant to a Loan Agreement (the “Loan Agreement”) dated as of April 1, 2021 between PEDFA and the Company. Under the terms of the Loan Agreement, the Company agreed to make all payments of principal, interest and other amounts at any time due on the PEDFA Bonds or under the PEDFA Indenture. PEDFA assigned its rights as lender under the Loan Agreement, excluding certain reserved rights, to the PEDFA Notes Trustee. Certain subsidiaries of the Company (the “PEDFA Notes Guarantors”) executed a Guaranty Agreement (the “Guaranty”) dated as of April 1, 2021 in favor of the PEDFA Notes Trustee, guarantying the obligations of the Company under the Loan Agreement to pay the PEDFA Bonds when and as due. The obligations of the Company under the Loan Agreement and of the PEDFA Notes Guarantors under the Guaranty are secured by second priority liens on substantially all of the assets of the Company and the PEDFA Notes Guarantors. The Loan Agreement and Guaranty incorporate by reference covenants in the Indenture, dated as of November 13, 2017, by and between the Company and UMB Bank, N.A., a national banking association, as trustee and collateral trustee, under which the Second Lien Notes were issued, including covenants that limited the ability of the Company and certain subsidiaries of the Company, as guarantors, to (i) incur, assume or guarantee additional indebtedness or issue preferred stock; (ii) create liens to secure indebtedness; (iii) declare or pay dividends on the Company’s common stock, redeem stock or make other distributions to the Company’s stockholders; (iv) make investments; (v) pay or make dividends, loans or other asset transfers from the Company’s restricted subsidiaries; (vi) merge or consolidate, or sell, transfer, lease or dispose of substantially all of the Company’s assets; (vii)

sell or otherwise dispose of certain assets, including equity interests in subsidiaries; (viii) enter into transactions with affiliates; and (ix) create unrestricted subsidiaries. These covenants were subject to important exceptions and qualifications.
Material Cash Requirements
CONSOL Energy expects to make payments of $14 million on its long-term debt obligations, including interest, in the next 12 months. Refer to Note 13 – Long-Term Debt of our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information concerning material cash requirements in future years.
CONSOL Energy expects to make payments of $13 million on its operating and finance lease obligations, including interest, in the next 12 months. Refer to Note 14 – Leases of our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information concerning material cash requirements in future years.
CONSOL Energy expects to make payments of $48 million on its employee-related long-term liabilities in the next 12 months. Refer to Note 15 – Pension and Other Postretirement Benefit Plans and Note 16 – Coal Workers’ Pneumoconiosis and Workers’ Compensation of our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information concerning material cash requirements in future years.
CONSOL Energy believes it will be able to satisfy these material requirements with cash generated from operations, cash on hand, short-term investments, borrowings under the revolving credit facility and securitization facility, and, if necessary, cash generated from its ability to issue additional equity or debt securities.
Debt
At March 31, 2024, CONSOL Energy had total long-term debt and finance lease obligations of $196 million outstanding, including the current portion of $9 million. This long-term debt consisted of:
•An aggregate principal amount of $103 million of industrial revenue bonds which were issued to finance the CONSOL Marine Terminal, which bear interest at 5.75% per annum and mature in September 2025. Interest on the industrial revenue bonds is payable on March 1 and September 1 of each year. Payment of the principal and interest on the notes is guaranteed by CONSOL Energy.
•An aggregate principal amount of $75 million of PEDFA Bonds, which were issued to finance the ongoing expansion of the coal refuse disposal area at the Central Preparation Plant, which bear interest at 9.00% per annum for an initial term of seven years and mature in April 2051. Interest on the PEDFA Bonds is payable on February 1 and August 1 of each year.
•An aggregate principal amount of $11 million of finance leases with a weighted average interest rate of 6.83%.
•Advanced royalty commitments of $6 million with a weighted average interest rate of 8.80% per annum.
•An aggregate principal amount of $1 million of other debt arrangements.
At March 31, 2024, CONSOL Energy had no borrowings outstanding and approximately $133 million of letters of credit outstanding under the $355 million senior secured Revolving Credit Facility. At March 31, 2024, CONSOL Energy had no borrowings outstanding and approximately $50 million of letters of credit outstanding under the $100 million securitization facility.
Stock and Debt Repurchases
In December 2017, CONSOL Energy’s Board of Directors approved a program to repurchase, from time to time, the Company's outstanding shares of common stock or its Second Lien Notes. Since the program's inception, the Company's Board of Directors has subsequently amended the program several times. The most recent amendment occurred in April 2023, in which the aggregate limit of the Company's repurchase authority was raised to $1 billion. The program terminates on December 31, 2024.
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

During the three months ended March 31, 2024, the Company repurchased and retired 615,288 shares of the Company's common stock at an average price of $90.82 per share.
Total Equity and Dividends
Total equity attributable to CONSOL Energy was $1,389 million at March 31, 2024 and $1,343 million at December 31, 2023. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.
The declaration and payment of dividends by CONSOL Energy is at the discretion of CONSOL Energy's Board of Directors, and no assurance can be given that CONSOL Energy will return to declaring and paying dividends in the future. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CONSOL Energy's financial results, shareholder return priorities, contractual or legal restrictions regarding the payment of dividends and such other factors as the Board of Directors deems relevant. Certain of the Company's financing arrangements may limit CONSOL Energy's ability to pay dividends and repurchase stock based on certain covenants.
Critical Accounting Estimates
CONSOL Energy prepares its financial statements in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make judgments, estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There have been no material changes to the Company's critical accounting estimates from the Annual Report on Form 10-K for the year ended December 31, 2023.
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
•the effects of our securities being excluded from certain investment funds as a result of increased ESG practices;
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
The above list of factors is not exhaustive or necessarily in order of importance. Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements include those discussed under “Risk Factors” elsewhere in this report and the other filings we make with the Securities and Exchange Commission (“SEC”). The Company disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company's exposures to market risk have not materially changed since December 31, 2023. Please see these quantitative and qualitative disclosures about market risk in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy's principal executive officer and principal financial officer, evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CONSOL Energy's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2024 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy's management, including CONSOL Energy's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this quarterly report, you should carefully consider the factors described in “Part 1 - Item 1A. Risk Factors” of CONSOL Energy's 2023 Form 10-K. These described risks are not the only risks the Company faces. Additional risks and uncertainties not currently known to CONSOL Energy or that the Company currently deems to be immaterial also may materially adversely affect CONSOL Energy's business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth repurchases of the Company's common stock during the three months ended March 31, 2024:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (000s omitted) (2)
January 1, 2024 - January 31, 2024	306,979	$97.73	306,979	$347,179	(3)
February 1, 2024 - February 29, 2024	84,102	$82.40	84,102	$340,249	(3)
March 1, 2024 - March 31, 2024	224,207	$84.53	224,207	$321,297	(3)
(1) In December 2017, CONSOL Energy's Board of Directors approved a program to repurchase, from time to time, the Company's outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025. Since the inception of the program, CONSOL Energy Inc.'s Board of Directors has amended the program on several separate occasions. As a result of such amendments, the Company may now repurchase up to $1 billion of its stock and debt until December 31, 2024. As of May 7, 2024, approximately $310 million remained available under the stock and debt repurchase program. The repurchases will be effected from time to time on the open market or in privately negotiated transactions or under a Rule 10b5-1 plan. The program does not obligate CONSOL Energy to acquire any particular amount of its common stock or notes, and the program can be modified or suspended at any time at the Company's discretion.
(2) Management cannot estimate the number of shares that will be repurchased because purchases are made based upon the Company's stock price, the Company's financial outlook and alternative investment options.
(3) In the three months ended March 31, 2024, CONSOL Energy utilized approximately $56 million to repurchase its common stock.

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
The declaration and payment of dividends by CONSOL Energy is at the discretion of CONSOL Energy's Board of Directors, and no assurance can be given that CONSOL Energy will return to declaring and paying dividends in the future. The determination to pay dividends in the future will depend upon, among other things, general business conditions, CONSOL Energy's financial results, shareholder return priorities, contractual or legal restrictions regarding the payment of dividends and such other factors as the Board of Directors deems relevant. Certain of the Company's financing arrangements may limit CONSOL Energy's ability to pay dividends and repurchase stock based on certain covenants.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report on Form 10-Q.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans

Our executive officers and directors may from time to time enter into plans or arrangements for the purchase or sale of our Common Stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibits	Description	Method of Filing

3.1	Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to Form 8-K (File No. 001-38147) filed on December 4, 2017

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to Form 8-K (File No. 001-38147) filed on May 8, 2020

3.3	Second Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to Form 8-K (File No. 001-38147) filed on May 6, 2024

3.4	Third Amended and Restated Bylaws of the Company	Filed as Exhibit 3.2 to Form 8-K (File No. 001-38147) filed on May 6, 2024

10.1	Form of Notice of Performance-based Restricted Stock Unit Award and Terms and Conditions*	Filed herewith

10.2	Form of Notice of Service-based Restricted Stock Unit Award and Terms and Conditions*	Filed herewith

10.3	2024 Executive Short-Term Incentive Program Terms and Conditions*	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

95	Mine Safety and Health Administration Safety Data	Filed herewith

101	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2024, furnished in Inline XBRL)	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL)	Contained in Exhibit 101
*Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOL ENERGY INC.

May 7, 2024	By:	/s/ JAMES A. BROCK
James A. Brock
Director, Chief Executive Officer (Principal Executive Officer)

May 7, 2024	By:	/s/ MITESHKUMAR B. THAKKAR
Miteshkumar B. Thakkar
Chief Financial Officer and President (Principal Financial Officer)

May 7, 2024	By:	/s/ JOHN M. ROTHKA
John M. Rothka
Chief Accounting Officer (Principal Accounting Officer)