Form 10-Q
period 2024-06-30
CONSOL Energy Inc.
filed 2024-08-08
CIK 1710366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2024
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
CONSOL Energy Inc. had 29,393,226 shares of common stock, $0.01 par value, outstanding at July 26, 2024.

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

PART I : FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue and Other Income:	2024	2023	2024	2023
Coal Revenue	$409,322	$541,099	$857,249	$1,124,478
Terminal Revenue	12,020	31,368	36,548	58,079
Freight Revenue	65,640	81,556	135,482	149,063
Miscellaneous Other Income	13,434	6,934	30,102	12,218
Gain on Sale of Assets	707	10	6,784	5,736
Total Revenue and Other Income	501,123	660,967	1,066,165	1,349,574
Costs and Expenses:
Operating and Other Costs	287,670	276,596	581,100	537,223
Depreciation, Depletion and Amortization	54,847	64,528	111,844	124,079
Freight Expense	65,640	81,556	135,482	149,063
General and Administrative Costs	20,885	25,147	41,518	42,445
Loss on Debt Extinguishment	—	688	—	2,063
Interest Expense	4,993	7,155	10,399	17,434
Total Costs and Expenses	434,035	455,670	880,343	872,307
Earnings Before Income Tax	67,088	205,297	185,822	477,267
Income Tax Expense	9,027	37,574	25,870	79,167
Net Income	$58,061	$167,723	$159,952	$398,100

Earnings per Share:
Total Basic Earnings per Share	$1.96	$5.00	$5.37	$11.69
Total Dilutive Earnings per Share	$1.96	$4.94	$5.35	$11.53

Dividends Declared per Common Share	$—	$1.10	$—	$2.20
The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Income	$58,061	$167,723	$159,952	$398,100

Other Comprehensive Income (Loss):
Actuarially Determined Long-Term Liability Adjustments (Net of tax: ($110), $274, ($221), $548)	385	(900)	770	(1,801)
Unrealized Loss on Investments in Available-for-Sale Securities (Net of tax: $5, $77, $41, $13)	(17)	(255)	(143)	(43)
Other Comprehensive Income (Loss)	368	(1,155)	627	(1,844)

Comprehensive Income	$58,429	$166,568	$160,579	$396,256
The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)
	June 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and Cash Equivalents	$216,115	$199,371
Short-Term Investments	83,344	81,932
Accounts and Notes Receivable
Trade Receivables, net	143,928	147,612
Other Receivables, net	15,653	12,765
Inventories	97,507	88,154
Other Current Assets	64,665	71,172
Total Current Assets	621,212	601,006
Property, Plant and Equipment:
Property, Plant and Equipment	5,655,655	5,552,404
Less - Accumulated Depreciation, Depletion and Amortization	3,744,633	3,649,281
Total Property, Plant and Equipment—Net	1,911,022	1,903,123
Other Assets:
Right of Use Asset - Operating Leases	14,119	14,658
Salary Retirement	50,371	47,246
Other Noncurrent Assets, net	113,730	108,970
Total Other Assets	178,220	170,874
TOTAL ASSETS	$2,710,454	$2,675,003
The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)
	June 30, 2024	December 31, 2023
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$136,848	$137,243
Current Portion of Long-Term Debt	6,012	11,106
Operating Lease Liability, Current Portion	4,167	4,769
Other Accrued Liabilities	253,061	290,606
Total Current Liabilities	400,088	443,724
Long-Term Debt:
Long-Term Debt	182,009	181,885
Finance Lease Obligations	2,922	4,182
Total Long-Term Debt	184,931	186,067
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	205,060	207,908
Pneumoconiosis Benefits	152,324	154,943
Asset Retirement Obligations	212,866	212,621
Workers’ Compensation	38,413	39,144
Salary Retirement	20,720	20,808
Operating Lease Liability	10,486	10,385
Deferred Income Taxes	36,399	36,219
Other Noncurrent Liabilities	10,764	19,742
Total Deferred Credits and Other Liabilities	687,032	701,770
TOTAL LIABILITIES	1,272,051	1,331,561

Stockholders' Equity:
Common Stock, $0.01 Par Value; 62,500,000 Shares Authorized, 29,392,987 Shares Issued and Outstanding at June 30, 2024; 29,910,439 Shares Issued and Outstanding at December 31, 2023	294	299
Capital in Excess of Par Value	535,965	547,861
Retained Earnings	1,050,577	944,342
Accumulated Other Comprehensive Loss	(148,433)	(149,060)
TOTAL EQUITY	1,438,403	1,343,442
TOTAL LIABILITIES AND EQUITY	$2,710,454	$2,675,003
The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
December 31, 2023	$299	$547,861	$944,342	$(149,060)	$1,343,442
(Unaudited)
Net Income	—	—	101,891	—	101,891
Actuarially Determined Long-Term Liability Adjustments (Net of ($111) Tax)	—	—	—	385	385
Investments in Available-for-Sale Securities (Net of $36 Tax)	—	—	—	(126)	(126)
Comprehensive Income	—	—	101,891	259	102,150
Issuance of Common Stock	1	(1)	—	—	—
Repurchases of Common Stock (615,288 Shares)	(6)	(11,264)	(44,611)	—	(55,881)
Excise Tax on Repurchases of Common Stock	—	—	(471)	—	(471)
Employee Stock-Based Compensation	—	5,118	11	—	5,129
Shares Withheld for Taxes	—	(5,551)	—	—	(5,551)
March 31, 2024	$294	$536,163	$1,001,162	$(148,801)	$1,388,818
(Unaudited)
Net Income	—	—	58,061	—	58,061
Actuarially Determined Long-Term Liability Adjustments (Net of ($110) Tax)	—	—	—	385	385
Investments in Available-for-Sale Securities (Net of $5 Tax)	—	—	—	(17)	(17)
Comprehensive Income	—	—	58,061	368	58,429
Issuance of Common Stock	1	(1)	—	—	—
Repurchases of Common Stock (132,063 Shares)	(1)	(2,407)	(8,589)	—	(10,997)
Excise Tax on Repurchases of Common Stock	—	—	(82)	—	(82)
Employee Stock-Based Compensation	—	2,237	25	—	2,262
Shares Withheld for Taxes	—	(27)	—	—	(27)
June 30, 2024	$294	$535,965	$1,050,577	$(148,433)	$1,438,403

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
December 31, 2022	$347	$646,237	$668,882	$(149,640)	$1,165,826
(Unaudited)
Net Income	—	—	230,377	—	230,377
Actuarially Determined Long-Term Liability Adjustments (Net of $274 Tax)	—	—	—	(901)	(901)
Investments in Available-for-Sale Securities (Net of ($64) Tax)	—	—	—	212	212
Comprehensive Income (Loss)	—	—	230,377	(689)	229,688
Issuance of Common Stock	3	(3)	—	—	—
Repurchases of Common Stock (1,207,409 Shares)	(11)	(22,446)	(44,676)	—	(67,133)
Excise Tax on Repurchases of Common Stock	—	—	(478)	—	(478)
Employee Stock-Based Compensation	—	4,792	—	—	4,792
Shares Withheld for Taxes	—	(12,708)	—	—	(12,708)
Dividends on Common Shares ($1.10/share)	—	—	(38,287)	—	(38,287)
Dividend Equivalents Earned on Stock-Based Compensation Awards	—	—	(803)	—	(803)
March 31, 2023	$339	$615,872	$815,015	$(150,329)	$1,280,897
(Unaudited)
Net Income	—	—	167,723	—	167,723
Actuarially Determined Long-Term Liability Adjustments (Net of $274 Tax)	—	—	—	(900)	(900)
Investments in Available-for-Sale Securities (Net of $77 Tax)	—	—	—	(255)	(255)
Comprehensive Income (Loss)	—	—	167,723	(1,155)	166,568
Repurchases of Common Stock (1,225,134 Shares)	(12)	(22,261)	(53,354)	—	(75,627)
Excise Tax on Repurchases of Common Stock	—	—	(728)	—	(728)
Employee Stock-Based Compensation	—	1,993	—	—	1,993
Shares Withheld for Taxes	—	(38)	—	—	(38)
Dividends on Common Shares ($1.10/share)	—	—	(37,187)	—	(37,187)
Dividend Equivalents Earned on Stock-Based Compensation Awards	—	—	(683)	—	(683)
June 30, 2023	$327	$595,566	$890,786	$(151,484)	$1,335,195
The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net Income	$159,952	$398,100
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	111,844	124,079
Gain on Sale of Assets	(6,784)	(5,736)
Stock-Based Compensation	7,355	6,785
Amortization of Debt Issuance Costs	1,878	3,389
Loss on Debt Extinguishment	—	2,063
Deferred Income Taxes	180	(561)
Other Adjustments to Net Income	(1,521)	(1,413)
Changes in Operating Assets:
Accounts and Notes Receivable	809	72,470
Inventories	(9,353)	(31,385)
Other Current Assets	3,321	1,773
Changes in Other Assets	(2,070)	(25,654)
Changes in Operating Liabilities:
Accounts Payable	426	(14,810)
Commodity Derivatives, net Liability	—	(15,142)
Other Operating Liabilities	(37,801)	(3,868)
Changes in Other Liabilities	(34,488)	(34,006)
Net Cash Provided by Operating Activities	193,748	476,084
Cash Flows from Investing Activities:
Capital Expenditures	(97,760)	(76,082)
Proceeds from Sales of Assets	6,948	6,239
Investments in Mining-Related Activities	(3,048)	(4,731)
Proceeds from Sales of Short-Term Investments	20,543	30,419
Purchases of Short-Term Investments	(20,084)	(129,757)
Other Investing Activity	(2,100)	—
Net Cash Used in Investing Activities	(95,501)	(173,912)
Cash Flows from Financing Activities:
Payments on Finance Lease Obligations	(6,424)	(13,898)
Payments on Term Loan B	—	(63,590)
Payments on Second Lien Notes	—	(77,063)
Payments on Other Debt	(710)	(480)
Shares Withheld for Taxes	(5,578)	(12,746)
Repurchases of Common Stock	(70,879)	(140,519)
Debt-Related Financing Fees	—	(2,684)
Dividends and Dividend Equivalents Paid	(1,098)	(75,474)
Net Cash Used in Financing Activities	(84,689)	(386,454)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	13,558	(84,282)
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	243,268	326,952
Cash and Cash Equivalents and Restricted Cash at End of Period	$256,826	$242,670

Non-Cash Investing and Financing Activities:
Finance Lease	$364	$588
The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in thousands, except per share data)
NOTE 1—BASIS OF PRESENTATION:
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for future periods.
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
The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Anti-Dilutive Restricted Stock Units	319	470	355	331
Anti-Dilutive Performance Share Units	—	—	—	—
	319	470	355	331
The computations for basic and dilutive earnings per share are as follows:

Dollars in thousands, except per share data	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net Income	$58,061	$167,723	$159,952	$398,100

Denominator:
Weighted-average shares of common stock outstanding	29,584,862	33,557,761	29,768,942	34,043,815
Effect of dilutive shares	101,204	399,384	113,369	490,396
Weighted-average diluted shares of common stock outstanding	29,686,066	33,957,145	29,882,311	34,534,211

Earnings per Share:
Basic	$1.96	$5.00	$5.37	$11.69
Dilutive	$1.96	$4.94	$5.35	$11.53

As of June 30, 2024, CONSOL Energy has 500,000 shares of preferred stock authorized, none of which are issued or outstanding.

NOTE 2—REVENUE FROM CONTRACTS WITH CUSTOMERS:
The following tables disaggregate CONSOL Energy's revenue from contracts with customers by product type and market:

	Three Months Ended June 30, 2024
	Domestic	Export	Total
Power Generation	$186,657	$32,012	$218,669
Industrial	7,745	122,230	129,975
Metallurgical	9,765	50,913	60,678
Total Coal Revenue	204,167	205,155	409,322
Terminal Revenue			12,020
Freight Revenue			65,640
Other Revenue			3,738
Total Revenue from Contracts with Customers			$490,720

	Three Months Ended June 30, 2023
	Domestic	Export	Total
Power Generation	$122,779	$117,767	$240,546
Industrial	12,230	205,063	217,293
Metallurgical	6,302	76,958	83,260
Total Coal Revenue	141,311	399,788	541,099
Terminal Revenue			31,368
Freight Revenue			81,556
Total Revenue from Contracts with Customers			$654,023

	Six Months Ended June 30, 2024
	Domestic	Export	Total
Power Generation	$351,390	$92,986	$444,376
Industrial	11,151	271,590	282,741
Metallurgical	23,022	107,110	130,132
Total Coal Revenue	385,563	471,686	857,249
Terminal Revenue			36,548
Freight Revenue			135,482
Other Revenue			8,130
Total Revenue from Contracts with Customers			$1,037,409

	Six Months Ended June 30, 2023
	Domestic	Export	Total
Power Generation	$307,455	$233,602	$541,057
Industrial	18,738	390,673	409,411
Metallurgical	10,627	163,383	174,010
Total Coal Revenue	336,820	787,658	1,124,478
Terminal Revenue			58,079
Freight Revenue			149,063
Total Revenue from Contracts with Customers			$1,331,620

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
While CONSOL Energy does, from time to time, experience costs of obtaining coal customer contracts with amortization periods greater than one year, those costs are generally immaterial. At June 30, 2024 and December 31, 2023, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. As of and for the three and six months ended June 30, 2024 and 2023, the Company has not recognized any amortization of previously existing capitalized costs of obtaining customer contracts. Further, the Company has not recognized any coal revenue in the current period that is not a result of current period performance.
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
The CONSOL Marine Terminal does not normally experience material costs of obtaining customer contracts with amortization periods greater than one year. At June 30, 2024 and December 31, 2023, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. As of and for the three and six months ended June 30, 2024 and 2023, the Company has not recognized any amortization of previously existing capitalized costs of obtaining Terminal customer contracts. Further, the Company has not recognized any Terminal revenue in the current period that is not a result of current period performance.
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
NOTE 3—COMPONENTS OF PENSION AND OTHER POST-EMPLOYMENT BENEFIT (OPEB) PLANS NET PERIODIC BENEFIT COSTS:
The components of Net Periodic Benefit Cost (Credit) are as follows:

	Pension Benefits				Other Post-Employment Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Service Cost	$302	$305	$604	$609	$—	$—	$—	$—
Interest Cost	6,431	6,757	12,862	13,514	2,758	3,261	5,516	6,522
Expected Return on Plan Assets	(7,991)	(9,868)	(15,982)	(19,735)	—	—	—	—
Amortization of Prior Service Credits	—	—	—	—	(602)	(602)	(1,203)	(1,203)
Amortization of Actuarial Loss (Gain)	1,566	185	3,132	370	(69)	—	(139)	—
Net Periodic Benefit Cost (Credit)	$308	$(2,621)	$616	$(5,242)	$2,087	$2,659	$4,174	$5,319
Expenses (credits) related to pension and other post-employment benefits are reflected in Operating and Other Costs in the Consolidated Statements of Income. Amounts reclassified out of accumulated other comprehensive (loss) income are reflected in Operating and Other Costs in the Consolidated Statements of Income.
NOTE 4—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:
The components of Net Periodic Benefit Cost are as follows:

	CWP				Workers' Compensation
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Service Cost	$747	$578	$1,493	$1,156	$1,464	$1,399	$2,928	$2,798
Interest Cost	2,066	2,072	4,132	4,143	572	629	1,145	1,257
Amortization of Actuarial Loss (Gain)	108	(262)	217	(523)	(540)	(513)	(1,080)	(1,025)
State Administrative Fees and Insurance Bond Premiums	—	—	—	—	465	466	929	1,011
Net Periodic Benefit Cost	$2,921	$2,388	$5,842	$4,776	$1,961	$1,981	$3,922	$4,041

Expenses related to CWP and workers’ compensation are reflected in Operating and Other Costs in the Consolidated Statements of Income. Amounts reclassified out of accumulated other comprehensive (loss) income are reflected in Operating and Other Costs in the Consolidated Statements of Income.
NOTE 5—INCOME TAXES:
The Company recorded its provision for income taxes for the three and six months ended June 30, 2024 of $9,027, or 13.5%, and $25,870, or 13.9%, respectively, of earnings before income taxes, based on its annual estimated income tax rate adjusted for discrete items. The effective tax rate for the three and six months ended June 30, 2024 differs from the U.S. federal statutory rate of 21%, primarily due to the tax benefit for excess percentage depletion and foreign derived intangible income. These tax provision amounts also include discrete tax adjustments related to equity compensation and changes to uncertain tax positions.
The provision for income taxes for the three and six months ended June 30, 2023 of $37,574, or 18.3%, and $79,167, or 16.6%, respectively, of earnings before income taxes was based on the Company's annual estimated income tax rate adjusted for discrete items. The effective tax rate for the three and six months ended June 30, 2023 differed from the U.S. federal statutory rate of 21%, primarily due to the tax benefit for excess percentage depletion and foreign derived intangible income. The tax provision amounts also included discrete tax adjustments primarily related to equity compensation.
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
NOTE 6—CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:
The following table disaggregates CONSOL Energy's cash, cash equivalents and restricted cash, which reconciles to the total shown on the Consolidated Statements of Cash Flows:

	June 30,
	2024	2023
Cash and Cash Equivalents	$216,115	$189,539
Restricted Cash - Current(1)	40,711	45,554
Restricted Cash - Non-current(1)	—	7,577
Cash and Cash Equivalents and Restricted Cash	$256,826	$242,670
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
The Company has invested in marketable debt securities, primarily comprised of highly liquid U.S. Treasury securities. These investments are held in the custody of financial institutions. The securities outstanding at June 30, 2024 are classified as available-for-sale securities and have maturity dates ranging from July 2024 through April 2025, and are classified as current assets accordingly.
The Company's investments in available-for-sale securities are as follows:

	June 30, 2024
			Gross Unrealized
	Amortized Cost	Allowance for Credit Losses	Gains	Losses	Fair Value
U.S. Treasury Securities	$83,424	$—	$—	$(80)	$83,344

	December 31, 2023
			Gross Unrealized
	Amortized Cost	Allowance for Credit Losses	Gains	Losses	Fair Value
U.S. Treasury Securities	$81,829	$—	$103	$—	$81,932
Available-for-sale investments are reported at fair value in the accompanying balance sheet and any unrealized gains or losses are recognized in other comprehensive income (loss), net of tax. The unrealized losses and gains in the Company's portfolio at June 30, 2024 and December 31, 2023, respectively, are the result of normal market fluctuations. Interest and dividends are included in net income when earned.
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

	Trade Receivables	Other Non-Trade Contractual Arrangements

Beginning Balance, December 31, 2023	$466	$7,504
Provision for expected credit losses	158	6
Ending Balance, June 30, 2024	$624	$7,510

NOTE 8—INVENTORIES:
Inventory components consist of the following:

	June 30, 2024	December 31, 2023
Coal	$25,084	$17,128
Supplies	72,423	71,026
Total Inventories	$97,507	$88,154
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
NOTE 9—ACCOUNTS RECEIVABLE SECURITIZATION:
At June 30, 2024, CONSOL Energy and certain of its U.S. subsidiaries are parties to a trade accounts receivable securitization facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable. In July 2022, the securitization facility was amended to, among other things, extend the maturity date to July 29, 2025.
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
At June 30, 2024, the Company's eligible accounts receivable yielded $53,510 of borrowing capacity. At June 30, 2024, the facility had no outstanding borrowings and $50,831 of letters of credit outstanding, leaving available borrowing capacity of $2,679. At December 31, 2023, the Company's eligible accounts receivable yielded $72,125 of borrowing capacity. At December 31, 2023, the facility had no outstanding borrowings and $72,087 of letters of credit outstanding, leaving available borrowing capacity of $38. Costs associated with the receivables facility totaled $347 and $712 for the three and six months ended June 30, 2024, respectively, and $324 and $737 for the three and six months ended June 30, 2023, respectively. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.

NOTE 10—PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment consists of the following:

	June 30, 2024	December 31, 2023
Plant and Equipment	$3,546,964	$3,458,655
Coal Properties and Surface Lands	909,303	906,343
Airshafts	503,843	492,806
Mine Development	366,260	366,260
Advance Mining Royalties	329,285	328,340
Total Property, Plant and Equipment	5,655,655	5,552,404
Less: Accumulated Depreciation, Depletion and Amortization	3,744,633	3,649,281
Total Property, Plant and Equipment - Net	$1,911,022	$1,903,123
Coal reserves are either owned in fee or controlled by lease. The duration of the leases vary; however, the lease terms are generally extended automatically to the exhaustion of economically recoverable reserves, as long as active mining continues. Coal interests held by lease provide the same rights as fee ownership for mineral extraction and are legally considered real property interests.
As of June 30, 2024 and December 31, 2023, property, plant and equipment includes gross assets under finance leases of $32,418 and $44,622, respectively. Accumulated amortization for finance leases was $24,716 and $31,873 at June 30, 2024 and December 31, 2023, respectively. Amortization expense for assets under finance leases approximated $2,525 and $6,944 for the three months ended June 30, 2024 and 2023, respectively, and $5,542 and $13,845 for the six months ended June 30, 2024 and 2023, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying Consolidated Statements of Income.
NOTE 11—OTHER ACCRUED LIABILITIES:

	June 30, 2024	December 31, 2023
Subsidence Liability	$106,811	$105,322
Accrued Compensation and Benefits	37,617	73,763
Accrued Other Taxes	12,031	12,276
Accrued Interest	6,302	6,283
Deferred Revenue	4,278	9,517
Other	8,506	10,457
Current Portion of Long-Term Liabilities:
Asset Retirement Obligations	33,984	28,571
Postretirement Benefits Other than Pensions	19,267	19,327
Pneumoconiosis Benefits	14,688	15,071
Workers' Compensation	9,577	10,019
Total Other Accrued Liabilities	$253,061	$290,606

NOTE 12—LONG-TERM DEBT:

	June 30, 2024	December 31, 2023
Debt:
MEDCO Revenue Bonds in Series due September 2025 at 5.75%	$102,865	$102,865
9.00% PEDFA Solid Waste Disposal Revenue Bonds due April 2028	75,000	75,000
Advance Royalty Commitments (8.80% Weighted Average Interest Rate)	5,922	5,922
Other Debt Arrangements	909	1,419
Less: Unamortized Debt Issuance Costs	(1,449)	(1,686)
	183,247	183,520
Less: Amounts Due in One Year*	(1,238)	(1,635)
Long-Term Debt	$182,009	$181,885
* Excludes current portion of Finance Lease Obligations of $4,774 and $9,471 at June 30, 2024 and December 31, 2023, respectively.
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

The Company's first lien gross leverage ratio was 0.01 to 1.00 at June 30, 2024. The Company's total net leverage ratio was (0.15) to 1.00 at June 30, 2024. The Company's fixed charge coverage ratio was 2.80 to 1.00 at June 30, 2024. The Company was in compliance with all of its financial covenants under the Revolving Credit Facility as of June 30, 2024.
At June 30, 2024, the Revolving Credit Facility had no borrowings outstanding and $128,019 of letters of credit outstanding, leaving $226,981 of unused capacity. At December 31, 2023, the Revolving Credit Facility had no borrowings outstanding and $111,186 of letters of credit outstanding, leaving $243,814 of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.
The SPV is not a guarantor of the Revolving Credit Facility, and the SPV holds the assets pledged to the lender in the securitization facility. The SPV had total assets of $141,231 and $147,918, comprised mainly of $140,904 and $147,612 trade receivables, net, at June 30, 2024 and December 31, 2023, respectively. Net income attributable to the SPV was $201 and $1,986 for the three months ended June 30, 2024 and 2023, respectively, and $247 and $4,608 for the six months ended June 30, 2024 and 2023, respectively, which primarily reflected intercompany fees related to purchasing the receivables, which are eliminated in the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q. During the six months ended June 30, 2024 and 2023, there were no borrowings or payments under the accounts receivable securitization facility. See Note 9 - Accounts Receivable Securitization for additional information.
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
The Company started a capital construction project on the PAMC coarse refuse disposal area in 2017, which is now funded, in part, by the proceeds from the PEDFA Bonds. The Company expects to expend these funds as qualified work is completed. The Company utilized restricted cash in the amount of $4,006 and $7,041 during the three and six months ended June 30, 2024, respectively, and $4,627 and $7,871 during the three and six months ended June 30, 2023, respectively, for qualified expenses. Additionally, the Company had $5,402 and $12,177 in restricted cash at June 30, 2024 and December 31, 2023, respectively, associated with this financing that will be used to fund future spending on the coarse refuse disposal area.

NOTE 13—COMMITMENTS AND CONTINGENT LIABILITIES:

The Company is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes and other claims and actions arising out of the normal course of business. The Company accrues the estimated loss for these lawsuits and claims when the loss is probable and reasonably estimable. The Company’s estimated accruals related to these pending claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of the Company as of June 30, 2024. It is possible that the aggregate loss in the future with respect to these lawsuits and claims could ultimately be material to the Company’s financial position, results of operations or cash flows; however, such amounts cannot be reasonably estimated. The amount claimed against the Company as of June 30, 2024 is disclosed below when an amount is expressly stated in the lawsuit or claim, which is not often the case.
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
United Mine Workers of America 1974 Pension Plan Litigation: On March 7, 2024, the Company's former parent filed a complaint (the “Indemnification Lawsuit”) in the Superior Court of the State of Delaware against the Company that stated that the Company's former parent had settled potential claims asserted by the United Mine Workers of America 1974 Pension Plan (“1974 Plan”) against the Company's former parent for a total settlement amount of $75,000 to be paid over a five year period, in exchange for a full release by the 1974 Plan of the Company's former parent, the Company and their affiliates. In the Indemnification Lawsuit, the Company's former parent is seeking (i) indemnification from the Company under the 2017 Separation and Distribution Agreement between the Company and its former parent for the $75,000 settlement plus the Company's former parent's alleged legal expenses related to its settlement with the 1974 Plan, (ii) the costs and expenses the Company's former parent incurs in connection with the Indemnification Lawsuit, (iii) pre- and post-judgment interest, (iv) punitive damages and (v) any other relief the court deems just and proper. On May 9, 2024, the Company's former parent filed a Motion for Summary Judgment while the Company filed a brief in opposition of the motion on June 27, 2024, with briefing concluding on July 19, 2024. The Court has not yet ruled on this motion. The Company does not believe that it has any obligations to indemnify its former parent under the Separation and Distribution Agreement with respect to its former parent's settlement with the 1974 Plan and intends to vigorously defend itself against all claims asserted against it in the Indemnification Lawsuit. With respect to this lawsuit, while a loss is reasonably possible, it is not probable and, as a result, no accrual has been recorded.
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
The following is a summary, as of June 30, 2024, of the financial guarantees, unconditional purchase obligations and letters of credit to certain third parties. Employee-related financial guarantees have primarily been provided to support the 1992 Benefit Plan and federal black lung and various state workers' compensation self-insurance programs. Environmental financial guarantees have primarily been provided to support various performance bonds related to reclamation and other environmental issues. Other financial guarantees have been extended to support sales contracts, insurance policies, surety indemnity agreements, legal matters, full and timely payments of mining equipment leases, and various other items necessary in the normal course of business. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. Certain letters of credit included in the table below were issued against other commitments included in this table. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these commitments are recorded as liabilities in the financial statements. The Company's management believes that these commitments will not have a material adverse effect on the Company's financial condition.

	Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$47,446	$35,131	$12,315	$—	$—
Environmental	398	398	—	—	—
Other	131,006	122,332	8,674	—	—
Total Letters of Credit	$178,850	$157,861	$20,989	$—	$—
Surety Bonds:
Employee-Related	$80,210	$80,210	$—	$—	$—
Environmental	528,603	511,588	17,015	—	—
Other	4,071	4,071	—	—	—
Total Surety Bonds	$612,884	$595,869	$17,015	$—	$—
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
The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at			Fair Value Measurements at
	June 30, 2024			December 31, 2023
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
U.S. Treasury Securities	$83,344	$—	$—	$81,932	$—	$—
The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:

Long-term debt: The fair value of long-term debt is measured using unadjusted quoted market prices or estimated using discounted cash flow analyses. The discounted cash flow analyses are based on current market rates for instruments with similar cash flows.
The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt (Excluding Debt Issuance Costs)	$184,696	$198,866	$185,206	$199,591
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
Reportable segment results for the three months ended June 30, 2024 are:

	PAMC	CONSOL Marine Terminal	Other, Corporate and Eliminations	Consolidated
Coal Revenue	$384,442	$—	$24,880	$409,322
Terminal Revenue	—	12,020	—	12,020
Freight Revenue	63,450	—	2,190	65,640
Other Revenue	—	—	3,738	3,738
Total Revenue from Contracts with Customers	$447,892	$12,020	$30,808	$490,720
Adjusted EBITDA	$138,446	$5,168	$(19,076)	$124,538
Segment Assets	$1,665,463	$85,445	$959,546	$2,710,454
Depreciation, Depletion and Amortization	$43,675	$1,233	$9,939	$54,847
Capital Expenditures	$47,043	$3,737	$4,628	$55,408

Reportable segment results for the three months ended June 30, 2023 are:

	PAMC	CONSOL Marine Terminal	Other, Corporate and Eliminations	Consolidated
Coal Revenue	$521,176	$—	$19,923	$541,099
Terminal Revenue	—	31,368	—	31,368
Freight Revenue	77,882	—	3,674	81,556
Total Revenue from Contracts with Customers	$599,058	$31,368	$23,597	$654,023
Adjusted EBITDA	$270,065	$23,856	$(17,971)	$275,950
Segment Assets	$1,682,118	$82,326	$913,905	$2,678,349
Depreciation, Depletion and Amortization	$50,268	$1,176	$13,084	$64,528
Capital Expenditures	$37,495	$1,124	$3,706	$42,325
Reportable segment results for the six months ended June 30, 2024 are:

	PAMC	CONSOL Marine Terminal	Other, Corporate and Eliminations	Consolidated
Coal Revenue	$800,629	$—	$56,620	$857,249
Terminal Revenue	—	36,548	—	36,548
Freight Revenue	130,350	—	5,132	135,482
Other Revenue	—	—	8,130	8,130
Total Revenue from Contracts with Customers	$930,979	$36,548	$69,882	$1,037,409
Adjusted EBITDA	$307,779	$22,008	$(23,496)	$306,291
Segment Assets	$1,665,463	$85,445	$959,546	$2,710,454
Depreciation, Depletion and Amortization	$91,944	$2,474	$17,426	$111,844
Capital Expenditures	$84,001	$4,800	$8,959	$97,760
Reportable segment results for the six months ended June 30, 2023 are:

	PAMC	CONSOL Marine Terminal	Other, Corporate and Eliminations	Consolidated
Coal Revenue	$1,084,513	$—	$39,965	$1,124,478
Terminal Revenue	—	58,079	—	58,079
Freight Revenue	142,219	—	6,844	149,063
Total Revenue from Contracts with Customers	$1,226,732	$58,079	$46,809	$1,331,620
Adjusted EBITDA	$601,029	$44,471	$(23,250)	$622,250
Segment Assets	$1,682,118	$82,326	$913,905	$2,678,349
Depreciation, Depletion and Amortization	$101,639	$2,332	$20,108	$124,079
Capital Expenditures	$64,302	$1,699	$10,081	$76,082

For the three and six months ended June 30, 2024 and 2023, the Company's reportable segments had revenues from the following customers, each comprising over 10% of the Company's total sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Customer A	$60,982	*	$107,468	*
Customer B	*	*	$109,828	$151,404
Customer C	*	$67,197	$108,921	$135,412
Customer D	*	$70,725	*	$145,034
*Revenues from these customers during the periods presented were less than 10% of the Company's total sales.
Reconciliation of Segment Information to Consolidated Amounts:

	Three Months Ended June 30, 2024
	PAMC	CONSOL Marine Terminal	Other	Consolidated
Net Income (Loss)	$94,295	$2,321	$(38,555)	$58,061
Income Tax Expense	—	—	9,027	9,027
Interest Expense	—	1,518	3,475	4,993
Interest Income	(1,320)	—	(3,307)	(4,627)
Depreciation, Depletion and Amortization	43,675	1,233	9,939	54,847
Stock-Based Compensation	1,796	96	345	2,237
Adjusted EBITDA	$138,446	$5,168	$(19,076)	$124,538

	Three Months Ended June 30, 2023
	PAMC	CONSOL Marine Terminal	Other	Consolidated
Net Income (Loss)	$218,636	$21,094	$(72,007)	$167,723
Income Tax Expense	—	—	37,574	37,574
Interest Expense	—	1,526	5,629	7,155
Interest Income	(513)	—	(3,198)	(3,711)
Depreciation, Depletion and Amortization	50,268	1,176	13,084	64,528
Stock-Based Compensation	1,674	60	259	1,993
Loss on Debt Extinguishment	—	—	688	688
Adjusted EBITDA	$270,065	$23,856	$(17,971)	$275,950

	Six Months Ended June 30, 2024
	PAMC	CONSOL Marine Terminal	Other	Consolidated
Net Income (Loss)	$212,466	$16,152	$(68,666)	$159,952
Income Tax Expense	—	—	25,870	25,870
Interest Expense	—	3,039	7,360	10,399
Interest Income	(2,613)	—	(6,516)	(9,129)
Depreciation, Depletion and Amortization	91,944	2,474	17,426	111,844
Stock-Based Compensation	5,982	343	1,030	7,355
Adjusted EBITDA	$307,779	$22,008	$(23,496)	$306,291

	Six Months Ended June 30, 2023
	PAMC	CONSOL Marine Terminal	Other	Consolidated
Net Income (Loss)	$494,611	$38,883	$(135,394)	$398,100
Income Tax Expense	—	—	79,167	79,167
Interest Expense	—	3,052	14,382	17,434
Interest Income	(921)	—	(4,457)	(5,378)
Depreciation, Depletion and Amortization	101,639	2,332	20,108	124,079
Stock-Based Compensation	5,700	204	881	6,785
Loss on Debt Extinguishment	—	—	2,063	2,063
Adjusted EBITDA	$601,029	$44,471	$(23,250)	$622,250
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
During the six months ended June 30, 2024 and 2023, the Company did not make any open market repurchases of its Second Lien Notes in accordance with this program; all remaining outstanding Second Lien Notes were redeemed by the Company during the year ended December 31, 2023. During the six months ended June 30, 2024 and 2023, the Company repurchased and retired 747,351 and 2,432,543 shares of the Company's common stock at an average price of $89.49 and $58.69 per share, respectively.

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
Recent Developments
On March 26, 2024, a container ship struck a support column of the Francis Scott Key Bridge in Baltimore, Maryland causing it to collapse. The United States Coast Guard established a safety zone for all navigable waters of the Chesapeake Bay within a 2,000-yard radius around the Francis Scott Key Bridge. As a result, vessel access in and out of the CONSOL Marine Terminal, which is located in the Port of Baltimore, was suspended. During this time, our team worked diligently to minimize the disruption to our business and address direct and indirect impacts to the Company and its operations, including moving coal through an alternative port on the East Coast of the United States, accelerating domestic shipments and managing ongoing expenditures. Our inability to ship coal to our customers from the CONSOL Marine Terminal temporarily negatively impacted our business, financial condition and results of operations.
On May 20, 2024, after a successful refloat and removal of the container ship that collided with the Francis Scott Key Bridge, a limited access channel in the Chesapeake Bay was opened to commercial vessel traffic. That same day, the CONSOL Marine Terminal resumed coal shipments to international markets. The permanent 700-foot wide, 50-foot deep channel was fully restored and opened to normal operations on June 10, 2024. We do not anticipate any further impact to the Company and its operations in future quarters as a result of the Francis Scott Key Bridge collapse.
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
These low-cost assets and the diverse markets they serve provide us opportunities to generate cash across a wide variety of demand and pricing scenarios. The three mines at the PAMC operate up to five longwalls, and the production from all three mines is processed at a single, centralized preparation plant, which is connected via conveyor belts to each mine. The Central Preparation Plant, which can clean and process up to 9,000 raw tons of coal per hour, provides economies of scale while also maintaining the ability to segregate and blend coal based on quality. This infrastructure enables us to tailor our production levels and quality specifications to meet market demands. It also results in a highly productive, low-cost operation compared to other NAPP coal mines, with the PAMC averaging 7.50 tons of coal production per employee hour in 2022 and 2023. We believe our substantial capital investment in the PAMC will enable us to maintain high production volumes, low operating costs and a strong safety and environmental compliance record, which we believe are key to supporting stable financial performance and cash flows throughout business and commodity price cycles.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating and Other Costs	$287,670	$276,596	$581,100	$537,223
Less: Other Costs (Non-Production and non-PAMC)	(57,408)	(43,073)	(108,403)	(81,559)
Cash Cost of Coal Sold	$230,262	$233,523	$472,697	$455,664
Add: Depreciation, Depletion and Amortization (PAMC Production)	42,284	47,877	85,518	94,141
Cost of Coal Sold	$272,546	$281,400	$558,215	$549,805
Total Tons Sold (in millions)	5.8	6.4	11.8	13.1
Average Cost of Coal Sold per Ton	$47.38	$43.88	$47.13	$41.99
Less: Depreciation, Depletion and Amortization Costs per Ton Sold	7.56	7.55	7.07	7.04
Average Cash Cost of Coal Sold per Ton	$39.82	$36.33	$40.06	$34.95
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total Coal Revenue (PAMC Segment)	$384,442	$521,176	$800,629	$1,084,513
Operating and Other Costs	287,670	276,596	581,100	537,223
Less: Other Costs (Non-Production and non-PAMC)	(57,408)	(43,073)	(108,403)	(81,559)
Cash Cost of Coal Sold	$230,262	$233,523	$472,697	$455,664
Total Tons Sold (in millions)	5.8	6.4	11.8	13.1
Average Coal Revenue per Ton Sold	$66.83	$81.27	$67.60	$82.83
Less: Average Cash Cost of Coal Sold per Ton	39.82	36.33	40.06	34.95
Average Cash Margin per Ton Sold	$27.01	$44.94	$27.54	$47.88
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

	Three Months Ended June 30, 2024
	PAMC	CONSOL Marine Terminal	Other	Consolidated
Net Income (Loss)	$94,295	$2,321	$(38,555)	$58,061

Add: Income Tax Expense	—	—	9,027	9,027
Add: Interest Expense	—	1,518	3,475	4,993
Less: Interest Income	(1,320)	—	(3,307)	(4,627)
Earnings (Loss) Before Interest & Taxes (EBIT)	92,975	3,839	(29,360)	67,454

Add: Depreciation, Depletion & Amortization	43,675	1,233	9,939	54,847

Earnings (Loss) Before Interest, Taxes and DD&A (EBITDA)	$136,650	$5,072	$(19,421)	$122,301

Adjustments:
Add: Stock-Based Compensation	$1,796	$96	$345	$2,237

Adjusted EBITDA	$138,446	$5,168	$(19,076)	$124,538

	Three Months Ended June 30, 2023
	PAMC	CONSOL Marine Terminal	Other	Consolidated
Net Income (Loss)	$218,636	$21,094	$(72,007)	$167,723

Add: Income Tax Expense	—	—	37,574	37,574
Add: Interest Expense	—	1,526	5,629	7,155
Less: Interest Income	(513)	—	(3,198)	(3,711)
Earnings (Loss) Before Interest & Taxes (EBIT)	218,123	22,620	(32,002)	208,741

Add: Depreciation, Depletion & Amortization	50,268	1,176	13,084	64,528

Earnings (Loss) Before Interest, Taxes and DD&A (EBITDA)	$268,391	$23,796	$(18,918)	$273,269

Adjustments:
Add: Stock-Based Compensation	$1,674	$60	$259	$1,993
Add: Loss on Debt Extinguishment	—	—	688	688
Total Pre-tax Adjustments	1,674	60	947	2,681

Adjusted EBITDA	$270,065	$23,856	$(17,971)	$275,950

	Six Months Ended June 30, 2024
	PAMC	CONSOL Marine Terminal	Other	Consolidated
Net Income (Loss)	$212,466	$16,152	$(68,666)	$159,952

Add: Income Tax Expense	—	—	25,870	25,870
Add: Interest Expense	—	3,039	7,360	10,399
Less: Interest Income	(2,613)	—	(6,516)	(9,129)
Earnings (Loss) Before Interest & Taxes (EBIT)	209,853	19,191	(41,952)	187,092

Add: Depreciation, Depletion & Amortization	91,944	2,474	17,426	111,844

Earnings (Loss) Before Interest, Taxes and DD&A (EBITDA)	$301,797	$21,665	$(24,526)	$298,936

Adjustments:
Add: Stock-Based Compensation	$5,982	$343	$1,030	$7,355

Adjusted EBITDA	$307,779	$22,008	$(23,496)	$306,291

	Six Months Ended June 30, 2023
	PAMC	CONSOL Marine Terminal	Other	Consolidated
Net Income (Loss)	$494,611	$38,883	$(135,394)	$398,100

Add: Income Tax Expense	—	—	79,167	79,167
Add: Interest Expense	—	3,052	14,382	17,434
Less: Interest Income	(921)	—	(4,457)	(5,378)
Earnings (Loss) Before Interest & Taxes (EBIT)	493,690	41,935	(46,302)	489,323

Add: Depreciation, Depletion & Amortization	101,639	2,332	20,108	124,079

Earnings (Loss) Before Interest, Taxes and DD&A (EBITDA)	$595,329	$44,267	$(26,194)	$613,402

Adjustments:
Add: Stock-Based Compensation	$5,700	$204	$881	$6,785
Add: Loss on Debt Extinguishment	—	—	2,063	2,063
Total Pre-tax Adjustments	5,700	204	2,944	8,848

Adjusted EBITDA	$601,029	$44,471	$(23,250)	$622,250
Results of Operations: Three Months Ended June 30, 2024 Compared with the Three Months Ended June 30, 2023
Revenue and Other Income

	Three Months Ended June 30,
(in millions)	2024	2023	Variance
Coal Revenue - PAMC	$384	$521	$(137)
Coal Revenue - Itmann Mining Complex	25	20	5
Terminal Revenue	12	31	(19)
Freight Revenue	66	82	(16)
Miscellaneous Other Income	13	7	6
Gain on Sale of Assets	1	—	1
Total Revenue and Other Income	$501	$661	$(160)
Revenues from Contracts with Customers
On a consolidated basis, coal revenue for the three months ended June 30, 2024 was $409 million, which consisted of $384 million from the Pennsylvania Mining Complex and $25 million from the Itmann Mining Complex. The $409 million of coal revenue was sold into the following markets: $219 million into power generation, $130 million into industrial, and $60 million into metallurgical. The Company had consolidated coal revenue of $541 million for the three months ended June 30, 2023, which consisted of $521 million from the Pennsylvania Mining Complex and $20 million from the Itmann Mining Complex. The $541 million of coal revenue was sold into the following markets: $241 million into power generation, $217 million into industrial, and $83 million into metallurgical. See “Operational Performance” for further information about segment results.

The Company’s Terminal revenue consists of fees charged for coal loaded at the CONSOL Marine Terminal, which is located in the Port of Baltimore, Maryland, and provides access to international coal markets. Terminal revenues are generated from providing transloading services from rail to vessel or barge, temporary storage or stockpile facilities, as well as blending, weighing, and sampling. Terminal revenues were $12 million for the three months ended June 30, 2024, compared to $31 million for the three months ended June 30, 2023. See “Operational Performance - CONSOL Marine Terminal Analysis” for further information about segment results.

The Company recognizes freight revenue as the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services to move its coal from the mine to the ultimate sales point. Freight revenue is completely offset by freight expense. Freight revenue and freight expense were both $66 million for the three months ended June 30, 2024, compared to $82 million for the three months ended June 30, 2023.

Miscellaneous Other Income

Miscellaneous other income was $13 million for the three months ended June 30, 2024, compared to $7 million for the three months ended June 30, 2023. The change is due to the following items:

	Three Months Ended June 30,
	2024	2023	Variance
Interest Income	$5	$3	$2
Royalty Income - Non-Operated Coal	5	2	3
Carbon Products and Materials	2	—	2
Other Income	1	2	(1)
Miscellaneous Other Income	$13	$7	$6

Interest income increased primarily due to the Company's investment in marketable debt securities, comprised of highly liquid U.S. Treasury securities.

Royalty income increased as a result of additional leased coal volumes related to overriding royalty agreements or coal reserve leases between the Company and third-party operators.

Carbon products and materials revenue increased due to additional investments in coal-to-product businesses led by CONSOL Innovations LLC, our wholly-owned subsidiary.

Operating and Other Costs

On a consolidated basis, operating and other costs were $288 million for the three months ended June 30, 2024, compared to $277 million for the three months ended June 30, 2023. Operating and other costs increased in the period-to-period comparison due to the following items:

	Three Months Ended June 30,
	2024	2023	Variance
Operating Costs - PAMC	$230	$234	$(4)
Operating Costs - Itmann Mining Complex	35	27	8
Operating Costs - Terminal	6	7	(1)
Employee-Related Legacy Liability Expense	6	3	3
Coal Reserve Holding Costs	2	3	(1)
Closed and Idle Mines	2	1	1
Other	7	2	5
Operating and Other Costs	$288	$277	$11

Operating costs for the Pennsylvania Mining Complex include items such as direct operating costs, royalties and production taxes and direct administration costs. In the period-to-period comparison, operating costs - PAMC decreased $4 million, primarily due to a reduced operating schedule during the first half of the current quarter as a result of the Francis Scott Key Bridge collapse, which limited our export capabilities. See “Operational Performance - PAMC Analysis” for further information on segment operating costs.

Operating costs for the Itmann Mining Complex primarily consist of costs related to produced tons sold and costs incurred to purchase third-party metallurgical coal to blend with Itmann coal. Operating costs - Itmann Mining Complex include items such as direct operating costs, royalties and production taxes and direct administration costs. The $8 million increase in operating costs - Itmann Mining Complex was primarily due to an increase in the volume of produced and purchased coal as the operations continued to ramp up toward full run-rate production.

Operating costs - Terminal primarily consist of costs related to throughput tons at the CONSOL Marine Terminal, which decreased $1 million in the period-to-period comparison. Despite reduced throughput activity due to restricted access to the CONSOL Marine Terminal during the first half of the current quarter, the team accelerated its annual summer maintenance during this time to allow for the ability to load and ship vessels during the railroads' and mining operations' planned summer shutdown period. See “Operational Performance - CONSOL Marine Terminal Analysis” for further information on segment operating costs.

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

Other costs consist of items that are not related to the Company's mining or terminal operations. Other costs increased $5 million in the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily attributable to $2 million of additional costs related to new investments in businesses led by CONSOL Innovations LLC, particularly the production of composite tools used in the aerospace industry, as well as other expenses incurred in the current quarter across various categories, none of which were individually material.

Depreciation, Depletion and Amortization

On a consolidated basis, depreciation, depletion and amortization costs were $55 million for the three months ended June 30, 2024, compared to $65 million for the three months ended June 30, 2023. The $10 million decrease was primarily due to additional assets becoming fully-depreciated, lower units-of-production depreciation expense from reduced tonnage, and a decrease in the Company's asset retirement obligation expense in the period-to-period comparison.

General and Administrative Costs

On a consolidated basis, general and administrative costs were $21 million for the three months ended June 30, 2024, compared to $25 million for the three months ended June 30, 2023. The $4 million decrease in the period-to-period comparison was primarily related to decreased expense under the long-term incentive compensation plan incurred in the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to fluctuations in the Company's share price during each of the respective periods.

Interest Expense

On a consolidated basis, interest expense, net of amounts capitalized, was $5 million for the three months ended June 30, 2024, compared to $7 million for the three months ended June 30, 2023. The $2 million decrease in the period-to-period comparison was primarily due to less debt outstanding, as the Company fully retired its Term Loan B and Second Lien Notes in 2023.

Operational Performance: Three Months Ended June 30, 2024 Compared with the Three Months Ended June 30, 2023

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

	Three Months Ended June 30,
	2024	2023	Variance
PAMC
Total Tons Produced (in millions)	5.6	6.3	(0.7)
Total Tons Sold (in millions)	5.8	6.4	(0.6)
Average Coal Revenue per Ton Sold	$66.83	$81.27	$(14.44)
Average Cash Cost of Coal Sold per Ton(1)	$39.82	$36.33	$3.49
Average Cash Margin per Ton Sold(1)	$27.01	$44.94	$(17.93)
Adjusted EBITDA (in thousands)(1)	$138,446	$270,065	$(131,619)

CONSOL Marine Terminal
Throughput Tons (in millions)	2.3	5.4	(3.1)
Adjusted EBITDA (in thousands)(1)	$5,168	$23,856	$(18,688)

(1) Adjusted EBITDA is a non-GAAP financial measure, and average cash cost of coal sold per ton and average cash margin per ton sold are operating ratios derived from non-GAAP financial measures. See “How We Evaluate Our Operations - Reconciliation of Non-GAAP Financial Measures” above for an explanation and reconciliation of these amounts to the nearest GAAP measures.

PAMC ANALYSIS:

Coal Production

The table below presents total tons produced (in thousands) from the Pennsylvania Mining Complex for the periods indicated:

	Three Months Ended June 30,
Mine	2024	2023	Variance
Bailey	2,358	2,783	(425)
Enlow Fork	2,114	2,324	(210)
Harvey	1,112	1,226	(114)
Total	5,584	6,333	(749)

Coal production was 5.6 million tons for the three months ended June 30, 2024, compared to 6.3 million tons for the three months ended June 30, 2023. Vessel access to, and export capability from, the CONSOL Marine Terminal was restricted on March 26, 2024 after the Francis Scott Key Bridge collapsed. As a result, the operating schedules at the PAMC mines were reduced during the first half of the current quarter, which led to the decreased production in the period-to-period comparison.

Coal Operations

Adjusted EBITDA for the three months ended June 30, 2024 was $138 million, compared to $270 million for the three months ended June 30, 2023. The decrease was primarily attributable to a $14.44 decrease in average coal revenue per ton sold, as well as a 0.6 million decrease in tons sold and a $3.49 increase in the average cash cost of coal sold per ton. The decrease in average coal revenue per ton sold was primarily due to weaker API2 prices quarter-over-quarter, which put downward pressure on the Company's realizations in the second quarter of 2024, and higher incremental transportation costs. These transportation costs were incurred due to the Company's utilization of an alternative port because access to the CONSOL Marine Terminal was suspended as a result of the Francis Scott Key Bridge collapse. These downward pressures were partially offset by stronger PJM West day ahead power prices, specifically due to warmer-than-normal temperatures in the PJM region in June 2024. Given the reduced export capability as a result of the Francis Scott Key Bridge collapse that occurred on March 26, 2024, the PAMC placed 2.9 million tons of coal, or 51% of its total tons sold, into the export market in the three months ended June 30, 2024. Comparatively, in the three months ended June 30, 2023, the PAMC placed 4.3 million tons of coal, or 68% of its total tons sold, into the export market.

Cash cost of coal sold was $230 million for the three months ended June 30, 2024, compared to $234 million for the three months ended June 30, 2023. The decrease in the cash cost of coal sold was primarily due to the reduced operating schedule during the first half of the current quarter as a result of the Francis Scott Key Bridge collapse, which limited our export capabilities. The average cash cost of coal sold per ton increased in the period-to-period comparison due to lower sales tons to absorb fixed costs on a per ton basis, as well as ongoing inflationary pressures on supplies, maintenance costs and contractor labor costs compared to the prior-year period.

CONSOL MARINE TERMINAL ANALYSIS:

Vessel access to, and export capability from, the CONSOL Marine Terminal was restricted on March 26, 2024 after the Francis Scott Key Bridge collapsed. Management worked diligently to minimize the disruption to our business and address direct and indirect impacts to the Company and its operations, including moving coal through an alternative port on the East Coast of the United States, accelerating domestic shipments and managing ongoing expenditures. On May 20, 2024, a limited access channel in the Chesapeake Bay was opened to commercial vessel traffic and coal shipments to international markets resumed from the CONSOL Marine Terminal. The permanent 700-foot wide, 50-foot deep channel was fully restored and opened to normal operations on June 10, 2024.

As a result of the bridge collapse, throughput volumes and revenue from those volumes were interrupted until May 20, 2024. The Company used this downtime to perform several maintenance projects originally scheduled to occur during the summer shutdown period. Accordingly, adjusted EBITDA for the three months ended June 30, 2024 was $5 million, compared to $24 million for the three months ended June 30, 2023. Throughput volumes at the CONSOL Marine Terminal were 2.3 million tons for the three months ended June 30, 2024, compared to 5.4 million tons for the three months ended June 30, 2023. CONSOL Marine Terminal revenue was $12 million for the three months ended June 30, 2024, compared to $31 million for the three months ended June 30, 2023.

Results of Operations: Six Months Ended June 30, 2024 Compared with the Six Months Ended June 30, 2023
Revenue and Other Income

	Six Months Ended June 30,
(in millions)	2024	2023	Variance
Coal Revenue - PAMC	$801	$1,085	$(284)
Coal Revenue - Itmann Mining Complex	56	40	16
Terminal Revenue	37	58	(21)
Freight Revenue	135	149	(14)
Miscellaneous Other Income	30	12	18
Gain on Sale of Assets	7	6	1
Total Revenue and Other Income	$1,066	$1,350	$(284)
Revenues from Contracts with Customers
On a consolidated basis, coal revenue for the six months ended June 30, 2024 was $857 million, which consisted of $801 million from the Pennsylvania Mining Complex and $56 million from the Itmann Mining Complex. The $857 million of coal revenue was sold into the following markets: $444 million into power generation, $283 million into industrial, and $130 million into metallurgical. The Company had consolidated coal revenue of $1,125 million for the six months ended June 30, 2023, which consisted of $1,085 million from the Pennsylvania Mining Complex and $40 million from the Itmann Mining Complex. The $1,125 million of coal revenue was sold into the following markets: $541 million into power generation, $410 million into industrial, and $174 million into metallurgical. See “Operational Performance” for further information about segment results.
The Company’s Terminal revenue consists of fees charged for coal loaded at the CONSOL Marine Terminal, which is located in the Port of Baltimore, Maryland, and provides access to international coal markets. Terminal revenues are generated from providing transloading services from rail to vessel or barge, temporary storage or stockpile facilities, as well as blending, weighing, and sampling. Terminal revenues were $37 million for the six months ended June 30, 2024, compared to $58 million for the six months ended June 30, 2023. See “Operational Performance - CONSOL Marine Terminal Analysis” for further information about segment results.

The Company recognizes freight revenue as the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services to move its coal from the mine to the ultimate sales point. Freight revenue is completely offset by freight expense. Freight revenue and freight expense were both $135 million for the six months ended June 30, 2024, compared to $149 million for the six months ended June 30, 2023.

Miscellaneous Other Income

Miscellaneous other income was $30 million for the six months ended June 30, 2024, compared to $12 million for the six months ended June 30, 2023. The change is due to the following items:

	Six Months Ended June 30,
	2024	2023	Variance
Interest Income	$9	$5	$4
Royalty Income - Non-Operated Coal	9	4	5
Carbon Products and Materials	5	—	5
Contract Buyouts	3	—	3
Other Income	4	3	1
Miscellaneous Other Income	$30	$12	$18

Interest income increased primarily due to the Company's investment in marketable debt securities, comprised of highly liquid U.S. Treasury securities.

Royalty income increased as a result of additional leased coal volumes related to overriding royalty agreements or coal reserve leases between the Company and third-party operators.

Carbon products and materials revenue increased due to additional investments in coal-to-product businesses led by CONSOL Innovations LLC, our wholly-owned subsidiary.

Contract buyout income was primarily the result of partial contract buyouts that involved negotiations with customers to reduce coal quantities that they otherwise were obligated to purchase under contracts in exchange for payment of certain fees to the Company and did not impact forward contract terms.

Operating and Other Costs

On a consolidated basis, operating and other costs were $581 million for the six months ended June 30, 2024, compared to $537 million for the six months ended June 30, 2023. Operating and other costs increased in the period-to-period comparison due to the following items:

	Six Months Ended June 30,
	2024	2023	Variance
Operating Costs - PAMC	$473	$456	$17
Operating Costs - Itmann Mining Complex	70	50	20
Operating Costs - Terminal	13	13	—
Employee-Related Legacy Liability Expense	11	6	5
Coal Reserve Holding Costs	3	5	(2)
Closed and Idle Mines	3	2	1
Other	8	5	3
Operating and Other Costs	$581	$537	$44

Operating costs for the Pennsylvania Mining Complex include items such as direct operating costs, royalties and production taxes and direct administration costs. In the period-to-period comparison, operating costs - PAMC increased $17 million, primarily due to additional costs associated with ongoing inflationary pressures, partially offset by lower costs in the second quarter of 2024 as a result of the reduced operating schedule following the Francis Scott Key Bridge collapse. See “Operational Performance - PAMC Analysis” for further information on segment operating costs.

Operating costs for the Itmann Mining Complex primarily consist of costs related to produced tons sold and costs incurred to purchase third-party metallurgical coal to blend with Itmann coal. Operating costs - Itmann Mining Complex include items such as direct operating costs, royalties and production taxes and direct administration costs. The $20 million increase in operating costs - Itmann Mining Complex was primarily due to an increase in the volume of produced and purchased coal as the operations continued to ramp up toward full run-rate production.

Operating costs - Terminal primarily consist of costs related to throughput tons at the CONSOL Marine Terminal, and these costs remained consistent in the period-to-period comparison. Despite reduced throughput activity due to restricted access to the CONSOL Marine Terminal during the first half of the second quarter of 2024, the team accelerated its annual summer maintenance during this time to allow for the ability to load and ship vessels during the railroads' and mining operations' planned summer shutdown period. See “Operational Performance - CONSOL Marine Terminal Analysis” for further information on segment operating costs.

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

Other costs consist of items that are not related to the Company's mining or terminal operations. Other costs increased $3 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily attributable to $4 million of additional costs related to new investments in businesses led by CONSOL Innovations LLC, particularly the production of composite tools used in the aerospace industry, as well as other expenses incurred in both periods across various categories, none of which were individually material.

Depreciation, Depletion and Amortization

On a consolidated basis, depreciation, depletion and amortization costs were $112 million for the six months ended June 30, 2024, compared to $124 million for the six months ended June 30, 2023. The $12 million decrease was primarily due to additional assets becoming fully-depreciated, lower units-of-production depreciation expense from reduced tonnage, and a decrease in the Company's asset retirement obligation expense in the period-to-period comparison.

General and Administrative Costs

On a consolidated basis, general and administrative costs were $42 million for the six months ended June 30, 2024, compared to $42 million for the six months ended June 30, 2023.

Interest Expense

On a consolidated basis, interest expense, net of amounts capitalized, was $10 million for the six months ended June 30, 2024, compared to $17 million for the six months ended June 30, 2023. The $7 million decrease in the period-to-period comparison was primarily due to less debt outstanding, as the Company fully retired its Term Loan B and Second Lien Notes in 2023.

Operational Performance: Six Months Ended June 30, 2024 Compared with the Six Months Ended June 30, 2023

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

	Six Months Ended June 30,
	2024	2023	Variance
PAMC
Total Tons Produced (in millions)	12.1	13.4	(1.3)
Total Tons Sold (in millions)	11.8	13.1	(1.3)
Average Coal Revenue per Ton Sold	$67.60	$82.83	$(15.23)
Average Cash Cost of Coal Sold per Ton(1)	$40.06	$34.95	$5.11
Average Cash Margin per Ton Sold(1)	$27.54	$47.88	$(20.34)
Adjusted EBITDA (in thousands)(1)	$307,779	$601,029	$(293,250)

CONSOL Marine Terminal
Throughput Tons (in millions)	6.8	9.9	(3.1)
Adjusted EBITDA (in thousands)(1)	$22,008	$44,471	$(22,463)

(1) Adjusted EBITDA is a non-GAAP financial measure, and average cash cost of coal sold per ton and average cash margin per ton sold are operating ratios derived from non-GAAP financial measures. See “How We Evaluate Our Operations - Reconciliation of Non-GAAP Financial Measures” above for an explanation and reconciliation of these amounts to the nearest GAAP measures.

PAMC ANALYSIS:

Coal Production

The table below presents total tons produced (in thousands) from the Pennsylvania Mining Complex for the periods indicated:

	Six Months Ended June 30,
Mine	2024	2023	Variance
Bailey	5,122	6,056	(934)
Enlow Fork	4,560	4,730	(170)
Harvey	2,403	2,584	(181)
Total	12,085	13,370	(1,285)

Coal production was 12.1 million tons for the six months ended June 30, 2024, compared to 13.4 million tons for the six months ended June 30, 2023. The PAMC's coal production decreased in the period-to-period comparison. Vessel access to, and export capability from, the CONSOL Marine Terminal was restricted on March 26, 2024 after the Francis Scott Key Bridge collapsed. As a result, the operating schedules at the PAMC mines were reduced during the first half of the second quarter of 2024.

Coal Operations

Adjusted EBITDA for the six months ended June 30, 2024 was $308 million, compared to $601 million for the six months ended June 30, 2023. The decrease was primarily attributable to a $15.23 decrease in average coal revenue per ton sold, as well as a 1.3 million decrease in tons sold and a $5.11 increase in the average cash cost of coal sold per ton. The decrease in average coal revenue per ton sold was primarily due to weaker API2 and natural gas prices year-over-year, which put downward pressure on the Company's realizations in 2024, and higher incremental transportation costs. These transportation costs were incurred due to the Company's utilization of an alternative port because access to the CONSOL Marine Terminal was suspended as a result of the Francis Scott Key Bridge collapse. In addition, after a modest rebound in the fourth quarter of 2023, demand for the Company's product in the power generation markets was muted during the first quarter of 2024 due to mild winter weather which caused weaker commodity prices both domestically and globally. These downward pressures were partially offset by stronger PJM West day ahead power prices in the second quarter of 2024, specifically due to the warmer-than-normal temperatures in the PJM region in June 2024. Despite the reduced export capability as a result of the Francis Scott Key Bridge collapse that occurred on March 26, 2024, the PAMC placed 6.6 million tons of coal, or 55% of its total tons sold, into the export market in the six months ended June 30, 2024. Comparatively, in the six months ended June 30, 2023, the PAMC placed 8.2 million tons of coal, or 62% of its total tons sold, into the export market.

Cash cost of coal sold was $473 million for the six months ended June 30, 2024, compared to $456 million for the six months ended June 30, 2023. The increase in the cash cost of coal sold and average cash cost of coal sold per ton was primarily due to ongoing inflationary pressures on supplies, maintenance costs and contractor labor costs compared to the prior-year period, as well as lower sales tons to absorb fixed costs on a per ton basis in the period-to-period comparison.

CONSOL MARINE TERMINAL ANALYSIS:

Vessel access to, and export capability from, the CONSOL Marine Terminal was restricted on March 26, 2024 after the Francis Scott Key Bridge collapsed. Management worked diligently to minimize the disruption to our business and address direct and indirect impacts to the Company and its operations, including moving coal through an alternative port on the East Coast of the United States, accelerating domestic shipments and managing ongoing expenditures. On May 20, 2024, a limited access channel in the Chesapeake Bay was opened to commercial vessel traffic and coal shipments to international markets resumed from the CONSOL Marine Terminal. The permanent 700-foot wide, 50-foot deep channel was fully restored and opened to normal operations on June 10, 2024.

As a result of the bridge collapse, throughput volumes and revenue from those volumes were interrupted until May 20, 2024. The Company used this downtime to perform several maintenance projects originally scheduled to occur during the summer shutdown period. Accordingly, adjusted EBITDA for the six months ended June 30, 2024 was $22 million, compared to $44 million for the six months ended June 30, 2023. Throughput volumes at the CONSOL Marine Terminal were 6.8 million tons for the six months ended June 30, 2024, compared to 9.9 million tons for the six months ended June 30, 2023. CONSOL Marine Terminal revenue was $37 million for the six months ended June 30, 2024, compared to $58 million for the six months ended June 30, 2023.

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
In 2023, the Company amended its revolving credit facility to achieve additional financial flexibility by increasing the capacity of the facility and easing certain restrictive covenants, specifically around investments and shareholder returns. These covenants were simplified to better align with the significantly improved credit profile of the business and are now leverage and liquidity-based moving forward. The Company was successful in securing incremental commitments in the amount of $95 million, which includes commitments from multiple new lenders to the facility and upsized commitments from 60% of existing lenders. The revolving credit facility now has a borrowing capacity of $355 million and provides for the Company's ability to increase the revolving commitments or issue term loans in an additional amount not to exceed $45 million and up to an aggregate total amount of $400 million.
During the six months ended June 30, 2024, the Company generated cash flows from operating activities of approximately $194 million and utilized a portion of operating cash flows to repurchase outstanding shares of the Company's common stock. Our total liquidity as of June 30, 2024 was comprised of the following:

(in millions)	June 30, 2024
Cash and Cash Equivalents	$216
Short-Term Investments	83
299
Securitization Facility - Current Availability	54
Revolving Credit Facility - Current Availability	355
Less: Letters of Credit Outstanding	(179)
Total Liquidity	$529
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

CONSOL Energy participates in the United Mine Workers of America (the “UMWA”) Combined Benefit Fund and the UMWA 1992 Benefit Plan for which benefits are reflected in the Company's consolidated financial statements when paid. These benefit arrangements may result in additional liabilities that are not recognized on the Consolidated Balance Sheet at June 30, 2024. The various multi-employer benefit plans are discussed in Note 17—Other Employee Benefit Plans in the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. CONSOL Energy's total contributions under the Coal Industry Retiree Health Benefit Act of 1992 were $2 million and $2 million for the six months ended June 30, 2024 and 2023, respectively. Based on available information at December 31, 2023, CONSOL Energy's aggregate obligation for the UMWA Combined Benefit Fund and 1992 Benefit Plan is estimated to be approximately $33 million. CONSOL Energy also uses a combination of surety bonds, corporate guarantees and letters of credit to secure its financial obligations for employee-related, environmental, performance and various other items which are not reflected on the Consolidated Balance Sheet at June 30, 2024. Management believes these items will expire without being funded. See Note 13—Commitments and Contingent Liabilities in the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CONSOL Energy.

Cash Flows (in millions)

	Six Months Ended June 30,
	2024	2023	Change
Cash Provided by Operating Activities	$194	$476	$(282)
Cash Used in Investing Activities	$(96)	$(174)	$78
Cash Used in Financing Activities	$(85)	$(386)	$301
Cash provided by operating activities decreased $282 million in the period-to-period comparison, primarily due to the overall decrease in earnings at the PAMC and the CONSOL Marine Terminal and other working capital changes that occurred throughout both periods. The decrease in PAMC and CONSOL Marine Terminal earnings was partially due to the decrease in average PAMC coal revenue per ton sold, as well as the financial impact of the Francis Scott Key Bridge collapse.
Cash used in investing activities decreased $78 million in the period-to-period comparison, primarily due to a net investment of approximately $100 million in U.S. Treasury securities during the six months ended June 30, 2023. Capital expenditures increased $22 million primarily due to additional equipment-related expenditures and rebuilds during the six months ended June 30, 2024. The Company's capital expenditures are set forth below.

	Six Months Ended June 30,
	2024	2023	Change
Equipment Purchases and Rebuilds	$51	$30	$21
Building and Infrastructure	32	29	3
Solid Waste Disposal Project	8	11	(3)
IS&T Infrastructure	3	1	2
Other	4	5	(1)
Total Capital Expenditures	$98	$76	$22
Cash used in financing activities decreased $301 million in the period-to-period comparison primarily driven by a $148 million decrease in net payments on indebtedness. Payments totaling $139 million were made toward the Company's outstanding Term Loan B and Second Lien Notes during the six months ended June 30, 2023, which were fully paid off in the second quarter of 2023 and the third quarter of 2023, respectively. Additionally, $75 million in dividend payments were made during the six months ended June 30, 2023. Cash outflows related to CONSOL Energy share repurchases totaled $71 million in the six months ended June 30, 2024, compared to $141 million in the six months ended June 30, 2023.

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
The Company's first lien gross leverage ratio was 0.01 to 1.00 at June 30, 2024. The Company's total net leverage ratio was (0.15) to 1.00 at June 30, 2024. The Company's fixed charge coverage ratio was 2.80 to 1.00 at June 30, 2024. Accordingly, the Company was in compliance with all of its financial covenants under the Revolving Credit Facility as of June 30, 2024.
The Revolving Credit Facility contains customary events of default, including with respect to a failure to make payments when due, cross-default and cross-judgment default and certain bankruptcy and insolvency events.
At June 30, 2024, there were no borrowings outstanding under the Revolving Credit Facility and the facility is currently only used for providing letters of credit, with $128 million of letters of credit outstanding, leaving $227 million of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.

Securitization Facility
At June 30, 2024, CONSOL Energy and certain of its U.S. subsidiaries are parties to a trade accounts receivable securitization facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable. In July 2022, the securitization facility was amended to, among other things, extend the maturity date to July 29, 2025.
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
At June 30, 2024, eligible accounts receivable yielded $54 million of borrowing capacity. At June 30, 2024, the facility had no outstanding borrowings and approximately $51 million of letters of credit outstanding, leaving $3 million of unused capacity. Costs associated with the receivables facility were less than $1 million for the three months ended June 30, 2024. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.
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
CONSOL Energy expects to make payments of $10 million on its operating and finance lease obligations, including interest, in the next 12 months. Refer to Note 14 – Leases of our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information concerning material cash requirements in future years.
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
Debt
At June 30, 2024, CONSOL Energy had total long-term debt and finance lease obligations of $193 million outstanding, including the current portion of $6 million. This long-term debt consisted of:
•An aggregate principal amount of $103 million of industrial revenue bonds, which were issued to finance the CONSOL Marine Terminal, which bear interest at 5.75% per annum and mature in September 2025. Interest on the industrial revenue bonds is payable on March 1 and September 1 of each year. Payment of the principal and interest on the notes is guaranteed by CONSOL Energy.
•An aggregate principal amount of $75 million of PEDFA Bonds, which were issued to finance the ongoing expansion of the coal refuse disposal area at the Central Preparation Plant, which bear interest at 9.00% per annum for an initial term of seven years and mature in April 2051. Interest on the PEDFA Bonds is payable on February 1 and August 1 of each year.
•An aggregate principal amount of $8 million of finance leases with a weighted average interest rate of 6.96%.
•Advanced royalty commitments of $6 million with a weighted average interest rate of 8.80% per annum.
•An aggregate principal amount of $1 million of other debt arrangements.
At June 30, 2024, CONSOL Energy had no borrowings outstanding and approximately $128 million of letters of credit outstanding under the $355 million senior secured Revolving Credit Facility. At June 30, 2024, CONSOL Energy had no borrowings outstanding and approximately $51 million of letters of credit outstanding under the $100 million securitization facility.
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

During the six months ended June 30, 2024, the Company repurchased and retired 747,351 shares of the Company's common stock at an average price of $89.49 per share.
Total Equity and Dividends
Total equity attributable to CONSOL Energy was $1,438 million at June 30, 2024 and $1,343 million at December 31, 2023. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.
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
Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the federal securities laws. With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involve risks and uncertainties that could cause actual results and outcomes to differ materially from results expressed in or implied by our forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” “would,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy's principal executive officer and principal financial officer, evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CONSOL Energy's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2024 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy's management, including CONSOL Energy's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth repurchases of the Company's common stock during the three months ended June 30, 2024:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (000s omitted) (2)
April 1, 2024 - April 30, 2024	132,063	$83.27	132,063	$310,300	(3)
May 1, 2024 - May 31, 2024	—	$—	—	$310,300	(3)
June 1, 2024 - June 30, 2024	—	$—	—	$310,300	(3)
(1) In December 2017, CONSOL Energy's Board of Directors approved a program to repurchase, from time to time, the Company's outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025. Since the inception of the program, CONSOL Energy Inc.'s Board of Directors has amended the program on several separate occasions. As a result of such amendments, the Company may now repurchase up to $1 billion of its stock and debt until December 31, 2024. As of August 8, 2024, approximately $310 million remained available under the stock and debt repurchase program. The repurchases will be effected from time to time on the open market or in privately negotiated transactions or under a Rule 10b5-1 plan. The program does not obligate CONSOL Energy to acquire any particular amount of its common stock or notes, and the program can be modified or suspended at any time at the Company's discretion.
(2) Management cannot estimate the number of shares that will be repurchased because purchases are made based upon the Company's stock price, the Company's financial outlook and alternative investment options.
(3) In the three months ended June 30, 2024, CONSOL Energy deployed cash of $13 million to repurchase approximately $11 million of its common stock in the second quarter of 2024 and settle $2 million of common stock repurchased in the first quarter of 2024.

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
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans

Our executive officers and directors may from time to time enter into plans or arrangements for the purchase or sale of our Common Stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangement of Certain Officers (Item 5.02(b) of Form 8-K)

On August 7, 2024, Martha A. Wiegand, General Counsel and Secretary of CONSOL Energy Inc., departed the Company.

ITEM 6. EXHIBITS

Exhibits	Description	Method of Filing

10.1	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Non-Employee Directors*	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

95	Mine Safety and Health Administration Safety Data	Filed herewith

101	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2024, furnished in Inline XBRL)	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL)	Contained in Exhibit 101
*Indicates management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOL ENERGY INC.

August 8, 2024	By:	/s/ JAMES A. BROCK
James A. Brock
Director, Chief Executive Officer (Principal Executive Officer)

August 8, 2024	By:	/s/ MITESHKUMAR B. THAKKAR
Miteshkumar B. Thakkar
Chief Financial Officer and President (Principal Financial Officer)

August 8, 2024	By:	/s/ JOHN M. ROTHKA
John M. Rothka
Chief Accounting Officer (Principal Accounting Officer)