Form 10-Q
period 2024-09-30
CONSOL Energy Inc.
filed 2024-11-05
CIK 1710366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2024
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
CONSOL Energy Inc. had 29,394,466 shares of common stock, $0.01 par value, outstanding at October 25, 2024.

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

PART I : FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue and Other Income:	2024	2023	2024	2023
Coal Revenue	$462,489	$449,618	$1,319,738	$1,574,096
Terminal Revenue	23,740	22,676	60,288	80,755
Freight Revenue	63,406	68,372	198,888	217,435
Miscellaneous Other Income	25,044	27,852	55,146	40,070
Gain on Sale of Assets	176	1,346	6,960	7,082
Total Revenue and Other Income	574,855	569,864	1,641,020	1,919,438
Costs and Expenses:
Operating and Other Costs	304,134	276,323	885,234	813,546
Depreciation, Depletion and Amortization	53,329	58,792	165,173	182,871
Freight Expense	63,406	68,372	198,888	217,435
General and Administrative Costs	36,151	37,313	77,669	79,758
Loss on Debt Extinguishment	—	662	—	2,725
Interest Expense	4,664	6,645	15,063	24,079
Total Costs and Expenses	461,684	448,107	1,342,027	1,320,414
Earnings Before Income Tax	113,171	121,757	298,993	599,024
Income Tax Expense	17,539	21,032	43,409	100,199
Net Income	$95,632	$100,725	$255,584	$498,825

Earnings per Share:
Total Basic Earnings per Share	$3.23	$3.15	$8.60	$14.97
Total Dilutive Earnings per Share	$3.22	$3.11	$8.57	$14.75

Dividends Declared per Common Share	$0.25	$—	$0.25	$2.20
The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Income	$95,632	$100,725	$255,584	$498,825

Other Comprehensive Income (Loss):
Actuarially Determined Long-Term Liability Adjustments (Net of tax: ($111), $274, ($332), $822)	385	(901)	1,155	(2,702)
Unrealized Gain (Loss) on Investments in Available-for-Sale Securities (Net of tax: ($69), $2, ($28), $15)	238	(6)	95	(49)
Other Comprehensive Income (Loss)	623	(907)	1,250	(2,751)

Comprehensive Income	$96,255	$99,818	$256,834	$496,074
The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)
	September 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and Cash Equivalents	$331,674	$199,371
Short-Term Investments	84,333	81,932
Accounts and Notes Receivable
Trade Receivables, net	131,492	147,612
Other Receivables, net	13,480	12,765
Inventories	116,632	88,154
Other Current Assets	66,982	71,172
Total Current Assets	744,593	601,006
Property, Plant and Equipment:
Property, Plant and Equipment	5,701,714	5,552,404
Less - Accumulated Depreciation, Depletion and Amortization	3,792,369	3,649,281
Total Property, Plant and Equipment—Net	1,909,345	1,903,123
Other Assets:
Right of Use Asset - Operating Leases	5,846	14,658
Salary Retirement	51,933	47,246
Other Noncurrent Assets, net	112,400	108,970
Total Other Assets	170,179	170,874
TOTAL ASSETS	$2,824,117	$2,675,003
The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)
	September 30, 2024	December 31, 2023
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$145,301	$137,243
Current Portion of Long-Term Debt	111,898	11,106
Operating Lease Liability, Current Portion	808	4,769
Other Accrued Liabilities	282,008	290,606
Total Current Liabilities	540,015	443,724
Long-Term Debt:
Long-Term Debt	79,336	181,885
Finance Lease Obligations	4,344	4,182
Total Long-Term Debt	83,680	186,067
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	201,811	207,908
Pneumoconiosis Benefits	150,628	154,943
Asset Retirement Obligations	208,375	212,621
Workers’ Compensation	37,380	39,144
Salary Retirement	20,675	20,808
Operating Lease Liability	5,589	10,385
Deferred Income Taxes	36,579	36,219
Other Noncurrent Liabilities	9,890	19,742
Total Deferred Credits and Other Liabilities	670,927	701,770
TOTAL LIABILITIES	1,294,622	1,331,561

Stockholders' Equity:
Common Stock, $0.01 Par Value; 62,500,000 Shares Authorized, 29,394,466 Shares Issued and Outstanding at September 30, 2024; 29,910,439 Shares Issued and Outstanding at December 31, 2023	294	299
Capital in Excess of Par Value	538,054	547,861
Retained Earnings	1,138,957	944,342
Accumulated Other Comprehensive Loss	(147,810)	(149,060)
TOTAL EQUITY	1,529,495	1,343,442
TOTAL LIABILITIES AND EQUITY	$2,824,117	$2,675,003
The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
December 31, 2023	$299	$547,861	$944,342	$(149,060)	$1,343,442
(Unaudited)
Net Income	—	—	101,891	—	101,891
Actuarially Determined Long-Term Liability Adjustments (Net of ($111) Tax)	—	—	—	385	385
Investments in Available-for-Sale Securities (Net of $36 Tax)	—	—	—	(126)	(126)
Comprehensive Income	—	—	101,891	259	102,150
Issuance of Common Stock	1	(1)	—	—	—
Repurchases of Common Stock (615,288 Shares)	(6)	(11,264)	(44,611)	—	(55,881)
Excise Tax on Repurchases of Common Stock	—	—	(471)	—	(471)
Employee Stock-Based Compensation	—	5,118	11	—	5,129
Shares Withheld for Taxes	—	(5,551)	—	—	(5,551)
March 31, 2024	$294	$536,163	$1,001,162	$(148,801)	$1,388,818
(Unaudited)
Net Income	—	—	58,061	—	58,061
Actuarially Determined Long-Term Liability Adjustments (Net of ($110) Tax)	—	—	—	385	385
Investments in Available-for-Sale Securities (Net of $5 Tax)	—	—	—	(17)	(17)
Comprehensive Income	—	—	58,061	368	58,429
Issuance of Common Stock	1	(1)	—	—	—
Repurchases of Common Stock (132,063 Shares)	(1)	(2,407)	(8,589)	—	(10,997)
Excise Tax on Repurchases of Common Stock	—	—	(82)	—	(82)
Employee Stock-Based Compensation	—	2,237	25	—	2,262
Shares Withheld for Taxes	—	(27)	—	—	(27)
June 30, 2024	$294	$535,965	$1,050,577	$(148,433)	$1,438,403
(Unaudited)
Net Income	—	—	95,632	—	95,632
Actuarially Determined Long-Term Liability Adjustments (Net of ($111) Tax)	—	—	—	385	385
Investments in Available-for-Sale Securities (Net of ($69) Tax)	—	—	—	238	238
Comprehensive Income	—	—	95,632	623	96,255
Excise Tax on Repurchases of Common Stock	—	—	2	—	2
Employee Stock-Based Compensation	—	2,051	201	—	2,252
Shares Withheld for Taxes	—	38	—	—	38
Dividends on Common Shares ($0.25/share)	—	—	(7,348)	—	(7,348)
Dividend Equivalents Earned on Stock-Based Compensation Awards	—	—	(107)	—	(107)
September 30, 2024	$294	$538,054	$1,138,957	$(147,810)	$1,529,495

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
December 31, 2022	$347	$646,237	$668,882	$(149,640)	$1,165,826
(Unaudited)
Net Income	—	—	230,377	—	230,377
Actuarially Determined Long-Term Liability Adjustments (Net of $274 Tax)	—	—	—	(901)	(901)
Investments in Available-for-Sale Securities (Net of ($64) Tax)	—	—	—	212	212
Comprehensive Income (Loss)	—	—	230,377	(689)	229,688
Issuance of Common Stock	3	(3)	—	—	—
Repurchases of Common Stock (1,207,409 Shares)	(11)	(22,446)	(44,676)	—	(67,133)
Excise Tax on Repurchases of Common Stock	—	—	(478)	—	(478)
Employee Stock-Based Compensation	—	4,792	—	—	4,792
Shares Withheld for Taxes	—	(12,708)	—	—	(12,708)
Dividends on Common Shares ($1.10/share)	—	—	(38,287)	—	(38,287)
Dividend Equivalents Earned on Stock-Based Compensation Awards	—	—	(803)	—	(803)
March 31, 2023	$339	$615,872	$815,015	$(150,329)	$1,280,897
(Unaudited)
Net Income	—	—	167,723	—	167,723
Actuarially Determined Long-Term Liability Adjustments (Net of $274 Tax)	—	—	—	(900)	(900)
Investments in Available-for-Sale Securities (Net of $77 Tax)	—	—	—	(255)	(255)
Comprehensive Income (Loss)	—	—	167,723	(1,155)	166,568
Repurchases of Common Stock (1,225,134 Shares)	(12)	(22,261)	(53,354)	—	(75,627)
Excise Tax on Repurchases of Common Stock	—	—	(728)	—	(728)
Employee Stock-Based Compensation	—	1,993	—	—	1,993
Shares Withheld for Taxes	—	(38)	—	—	(38)
Dividends on Common Shares ($1.10/share)	—	—	(37,187)	—	(37,187)
Dividend Equivalents Earned on Stock-Based Compensation Awards	—	—	(683)	—	(683)
June 30, 2023	$327	$595,566	$890,786	$(151,484)	$1,335,195
(Unaudited)
Net Income	—	—	100,725	—	100,725
Actuarially Determined Long-Term Liability Adjustments (Net of $274 Tax)	—	—	—	(901)	(901)
Investments in Available-for-Sale Securities (Net of $2 Tax)	—	—	—	(6)	(6)
Comprehensive Income (Loss)	—	—	100,725	(907)	99,818
Repurchases of Common Stock (1,547,846 Shares)	(15)	(28,171)	(98,448)	—	(126,634)
Excise Tax on Repurchases of Common Stock	—	—	(1,265)	—	(1,265)
Employee Stock-Based Compensation	—	1,676	—	—	1,676
September 30, 2023	$312	$569,071	$891,798	$(152,391)	$1,308,790
The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net Income	$255,584	$498,825
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	165,173	182,871
Gain on Sale of Assets	(6,960)	(7,082)
Stock-Based Compensation	9,406	8,461
Amortization of Debt Issuance Costs	2,812	4,534
Loss on Debt Extinguishment	—	2,725
Deferred Income Taxes	360	(837)
Other Adjustments to Net Income	(2,183)	(2,571)
Changes in Operating Assets:
Accounts and Notes Receivable	15,420	37,670
Inventories	(28,461)	(32,096)
Other Current Assets	1,844	(4,522)
Changes in Other Assets	(1,479)	(26,913)
Changes in Operating Liabilities:
Accounts Payable	4,298	7,759
Commodity Derivatives, net Liability	—	(15,142)
Other Operating Liabilities	(8,887)	28,751
Changes in Other Liabilities	(51,847)	(43,615)
Net Cash Provided by Operating Activities	355,080	638,818
Cash Flows from Investing Activities:
Capital Expenditures	(137,148)	(117,749)
Proceeds from Sales of Assets	7,320	6,240
Investments in Mining-Related Activities	(3,582)	(5,366)
Proceeds from Sales of Short-Term Investments	44,075	83,924
Purchases of Short-Term Investments	(43,265)	(162,422)
Other Investing Activity	(2,100)	(350)
Net Cash Used in Investing Activities	(134,700)	(195,723)
Cash Flows from Financing Activities:
Payments on Finance Lease Obligations	(8,258)	(19,490)
Payments on Term Loan B	—	(63,590)
Payments on Second Lien Notes	—	(101,832)
Payments on Other Debt	(905)	(729)
Shares Withheld for Taxes	(5,540)	(12,746)
Repurchases of Common Stock	(70,879)	(277,382)
Debt-Related Financing Fees	—	(2,810)
Dividends and Dividend Equivalents Paid	(8,451)	(75,474)
Net Cash Used in Financing Activities	(94,033)	(554,053)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	126,347	(110,958)
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	243,268	326,952
Cash and Cash Equivalents and Restricted Cash at End of Period	$369,615	$215,994

Non-Cash Investing and Financing Activities:
Finance Lease	$3,248	$588
The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in thousands, except share and per share data)
NOTE 1—BASIS OF PRESENTATION:
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for future periods.
The Consolidated Balance Sheet at December 31, 2023 has been derived from the Audited Consolidated Financial Statements at that date but does not include all disclosures required by GAAP. This Form 10-Q report should be read in conjunction with CONSOL Energy Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023.
All dollar amounts discussed in these Notes to Consolidated Financial Statements are in thousands of U.S. dollars, except for share and per share amounts, and unless otherwise indicated.
Basis of Consolidation
The Consolidated Financial Statements include the accounts of CONSOL Energy Inc. and its wholly-owned and majority-owned and/or controlled subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 Income Taxes (Topic 740). The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation, (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate), (3) disclose the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, (4) disclose the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than five percent of total income taxes paid (net of refunds received), (5) disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and (6) disclose income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The amendments in this update are effective for annual periods beginning after December 15, 2024, and should be applied prospectively. Management is currently evaluating the impact of this guidance, but with the exception of the increased disclosures summarized above, does not expect this update to have a material impact on the Company's financial statements.
In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280). The amendments in this update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. Topic 280 requires a public entity to report a measure of segment profit or loss that the chief operating decision maker uses to assess segment performance and make decisions about allocating resources. Topic 280 also requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The amendments in this update do not change or remove those disclosure requirements. The amendments in this update also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and should be applied retrospectively. Management is currently evaluating the impact of this guidance, but with the exception of the incremental disclosures related to segment expenses summarized above, does not expect this update to have a material impact on the Company's financial statements.

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
The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Anti-Dilutive Restricted Stock Units	377	—	458	1,031
Anti-Dilutive Performance Share Units	—	—	—	—
	377	—	458	1,031
The computations for basic and dilutive earnings per share are as follows:

Dollars in thousands, except share and per share data	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net Income	$95,632	$100,725	$255,584	$498,825

Denominator:
Weighted-average shares of common stock outstanding	29,580,649	31,928,295	29,705,627	33,330,892
Effect of dilutive shares	121,406	464,394	118,962	479,628
Weighted-average diluted shares of common stock outstanding	29,702,055	32,392,689	29,824,589	33,810,520

Earnings per Share:
Basic	$3.23	$3.15	$8.60	$14.97
Dilutive	$3.22	$3.11	$8.57	$14.75

As of September 30, 2024, CONSOL Energy has 500,000 shares of preferred stock authorized, none of which are issued or outstanding.

NOTE 2—REVENUE FROM CONTRACTS WITH CUSTOMERS:
The following tables disaggregate CONSOL Energy's revenue from contracts with customers by product type and market:

	Three Months Ended September 30, 2024
	Domestic	Export	Total
Power Generation	$163,769	$63,027	$226,796
Industrial	2,485	148,980	151,465
Metallurgical	8,200	76,028	84,228
Total Coal Revenue	174,454	288,035	462,489
Terminal Revenue			23,740
Freight Revenue			63,406
Other Revenue			3,797
Total Revenue from Contracts with Customers			$553,432

	Three Months Ended September 30, 2023
	Domestic	Export	Total
Power Generation	$169,143	$37,134	$206,277
Industrial	11,076	169,709	180,785
Metallurgical	—	62,556	62,556
Total Coal Revenue	180,219	269,399	449,618
Terminal Revenue			22,676
Freight Revenue			68,372
Total Revenue from Contracts with Customers			$540,666

	Nine Months Ended September 30, 2024
	Domestic	Export	Total
Power Generation	$515,159	$156,013	$671,172
Industrial	13,636	420,570	434,206
Metallurgical	31,222	183,138	214,360
Total Coal Revenue	560,017	759,721	1,319,738
Terminal Revenue			60,288
Freight Revenue			198,888
Other Revenue			11,927
Total Revenue from Contracts with Customers			$1,590,841

	Nine Months Ended September 30, 2023
	Domestic	Export	Total
Power Generation	$476,598	$270,736	$747,334
Industrial	29,814	560,382	590,196
Metallurgical	10,627	225,939	236,566
Total Coal Revenue	517,039	1,057,057	1,574,096
Terminal Revenue			80,755
Freight Revenue			217,435
Total Revenue from Contracts with Customers			$1,872,286

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
While CONSOL Energy does, from time to time, experience costs of obtaining coal customer contracts with amortization periods greater than one year, those costs are generally immaterial. At September 30, 2024 and December 31, 2023, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. As of and for the three and nine months ended September 30, 2024 and 2023, the Company has not recognized any amortization of previously existing capitalized costs of obtaining customer contracts. Further, the Company has not recognized any coal revenue in the current period that is not a result of current period performance.
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
The CONSOL Marine Terminal does not normally experience material costs of obtaining customer contracts with amortization periods greater than one year. At September 30, 2024 and December 31, 2023, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. As of and for the three and nine months ended September 30, 2024 and 2023, the Company has not recognized any amortization of previously existing capitalized costs of obtaining Terminal customer contracts. Further, the Company has not recognized any Terminal revenue in the current period that is not a result of current period performance.
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
NOTE 3—COMPONENTS OF PENSION AND OTHER POST-EMPLOYMENT BENEFIT (OPEB) PLANS NET PERIODIC BENEFIT COSTS:
The components of Net Periodic Benefit Cost (Credit) are as follows:

	Pension Benefits				Other Post-Employment Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Service Cost	$302	$304	$906	$913	$—	$—	$—	$—
Interest Cost	6,431	6,756	19,293	20,270	2,758	3,261	8,274	9,783
Expected Return on Plan Assets	(7,991)	(9,867)	(23,973)	(29,602)	—	—	—	—
Amortization of Prior Service Credits	—	—	—	—	(601)	(601)	(1,804)	(1,804)
Amortization of Actuarial Loss (Gain)	1,567	185	4,699	555	(70)	—	(209)	—
Net Periodic Benefit Cost (Credit)	$309	($2,622)	$925	($7,864)	$2,087	$2,660	$6,261	$7,979
Expenses (credits) related to pension and other post-employment benefits are reflected in Operating and Other Costs in the Consolidated Statements of Income. Amounts reclassified out of accumulated other comprehensive (loss) income are reflected in Operating and Other Costs in the Consolidated Statements of Income.

NOTE 4—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:
The components of Net Periodic Benefit Cost are as follows:

	CWP				Workers' Compensation
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Service Cost	$746	$578	$2,239	$1,734	$1,465	$1,400	$4,393	$4,198
Interest Cost	2,066	2,071	6,198	6,214	572	628	1,717	1,885
Amortization of Actuarial Loss (Gain)	109	(261)	326	(784)	(540)	(512)	(1,620)	(1,537)
State Administrative Fees and Insurance Bond Premiums	—	—	—	—	464	471	1,393	1,482
Net Periodic Benefit Cost	$2,921	$2,388	$8,763	$7,164	$1,961	$1,987	$5,883	$6,028
Expenses related to CWP and workers’ compensation are reflected in Operating and Other Costs in the Consolidated Statements of Income. Amounts reclassified out of accumulated other comprehensive (loss) income are reflected in Operating and Other Costs in the Consolidated Statements of Income.
NOTE 5—INCOME TAXES:
The Company recorded its provision for income taxes for the three and nine months ended September 30, 2024 of $17,539, or 15.5%, and $43,409, or 14.5%, respectively, of earnings before income taxes, based on its annual estimated income tax rate adjusted for discrete items. The effective tax rate for the three and nine months ended September 30, 2024 differs from the U.S. federal statutory rate of 21%, primarily due to the tax benefit for excess percentage depletion and foreign derived intangible income. These tax provision amounts also include discrete tax adjustments related to equity compensation and changes to uncertain tax positions.
The provision for income taxes for the three and nine months ended September 30, 2023 of $21,032, or 17.3%, and $100,199, or 16.7%, respectively, of earnings before income taxes was based on the Company's annual estimated income tax rate adjusted for discrete items. The effective tax rate for the three and nine months ended September 30, 2023 differed from the U.S. federal statutory rate of 21%, primarily due to the tax benefit for excess percentage depletion and foreign derived intangible income. The tax provision amounts also included discrete tax adjustments primarily related to equity compensation.
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
NOTE 6—CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:
The following table disaggregates CONSOL Energy's cash, cash equivalents and restricted cash, which reconciles to the total shown on the Consolidated Statements of Cash Flows:

	September 30,
	2024	2023
Cash and Cash Equivalents	$331,674	$167,586
Restricted Cash - Current(1)	37,941	46,313
Restricted Cash - Non-current	—	2,095
Cash and Cash Equivalents and Restricted Cash	$369,615	$215,994
(1) Restricted Cash - Current is included in Other Current Assets in the accompanying Consolidated Balance Sheets.

The components of cash and cash equivalents and restricted cash as of December 31, 2023 and 2022 are disclosed in Note 6 in the Notes to the Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 9, 2024.
The Company has invested in marketable debt securities, primarily comprised of highly liquid U.S. Treasury securities. These investments are held in the custody of financial institutions. The securities outstanding at September 30, 2024 are classified as available-for-sale securities and have maturity dates ranging from October 2024 through July 2025, and are classified as current assets accordingly.
The Company's investments in available-for-sale securities are as follows:

	September 30, 2024
			Gross Unrealized
	Amortized Cost	Allowance for Credit Losses	Gains	Losses	Fair Value
U.S. Treasury Securities	$84,107	$—	$226	$—	$84,333

	December 31, 2023
			Gross Unrealized
	Amortized Cost	Allowance for Credit Losses	Gains	Losses	Fair Value
U.S. Treasury Securities	$81,829	$—	$103	$—	$81,932
Available-for-sale investments are reported at fair value in the accompanying balance sheet and any unrealized gains or losses are recognized in other comprehensive income (loss), net of tax. Any unrealized gains or losses in the Company's portfolio are a result of normal market fluctuations. Interest and dividends are included in net income when earned.
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

	Trade Receivables	Other Non-Trade Contractual Arrangements

Beginning Balance, December 31, 2023	$466	$7,504
Provision for expected credit losses	(131)	(54)
Ending Balance, September 30, 2024	$335	$7,450
NOTE 8—INVENTORIES:
Inventory components consist of the following:

	September 30, 2024	December 31, 2023
Coal	$41,578	$17,128
Supplies	75,054	71,026
Total Inventories	$116,632	$88,154
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
NOTE 9—ACCOUNTS RECEIVABLE SECURITIZATION:
At September 30, 2024, CONSOL Energy and certain of its U.S. subsidiaries are parties to a trade accounts receivable securitization facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable. In July 2022, the securitization facility was amended to, among other things, extend the maturity date to July 29, 2025.
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

At September 30, 2024, the Company's eligible accounts receivable yielded $57,465 of borrowing capacity. At September 30, 2024, the facility had no outstanding borrowings and $54,977 of letters of credit outstanding, leaving available borrowing capacity of $2,488. At December 31, 2023, the Company's eligible accounts receivable yielded $72,125 of borrowing capacity. At December 31, 2023, the facility had no outstanding borrowings and $72,087 of letters of credit outstanding, leaving available borrowing capacity of $38. Costs associated with the receivables facility totaled $354 and $1,066 for the three and nine months ended September 30, 2024, respectively, and $323 and $1,060 for the three and nine months ended September 30, 2023, respectively. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.
NOTE 10—PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment consists of the following:

	September 30, 2024	December 31, 2023
Plant and Equipment	$3,584,192	$3,458,655
Coal Properties and Surface Lands	910,310	906,343
Airshafts	511,482	492,806
Mine Development	366,260	366,260
Advance Mining Royalties	329,470	328,340
Total Property, Plant and Equipment	5,701,714	5,552,404
Less: Accumulated Depreciation, Depletion and Amortization	3,792,369	3,649,281
Total Property, Plant and Equipment - Net	$1,909,345	$1,903,123
Coal reserves are either owned in fee or controlled by lease. The duration of the leases vary; however, the lease terms are generally extended automatically to the exhaustion of economically recoverable reserves, as long as active mining continues. Coal interests held by lease provide the same rights as fee ownership for mineral extraction and are legally considered real property interests.
As of September 30, 2024 and December 31, 2023, property, plant and equipment includes gross assets under finance leases of $28,269 and $44,622, respectively. Accumulated amortization for finance leases was $19,765 and $31,873 at September 30, 2024 and December 31, 2023, respectively. Amortization expense for assets under finance leases approximated $2,110 and $6,524 for the three months ended September 30, 2024 and 2023, respectively, and $7,652 and $20,369 for the nine months ended September 30, 2024 and 2023, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying Consolidated Statements of Income.

NOTE 11—OTHER ACCRUED LIABILITIES:

	September 30, 2024	December 31, 2023
Subsidence Liability	$112,678	$105,322
Accrued Compensation and Benefits	48,908	73,763
Accrued Other Taxes	10,092	12,276
Accrued Income Taxes	9,569	—
Deferred Revenue	3,775	9,517
Accrued Interest	3,125	6,283
Other	16,851	10,457
Current Portion of Long-Term Liabilities:
Asset Retirement Obligations	33,984	28,571
Postretirement Benefits Other than Pensions	19,237	19,327
Pneumoconiosis Benefits	14,496	15,071
Workers' Compensation	9,293	10,019
Total Other Accrued Liabilities	$282,008	$290,606
NOTE 12—LONG-TERM DEBT:

	September 30, 2024	December 31, 2023
Debt:
MEDCO Revenue Bonds in Series due September 2025 at 5.75%	$102,865	$102,865
9.00% PEDFA Solid Waste Disposal Revenue Bonds due April 2028	75,000	75,000
Advance Royalty Commitments (8.80% Weighted Average Interest Rate)	5,922	5,922
Other Debt Arrangements	4,399	1,419
Less: Unamortized Debt Issuance Costs	(1,331)	(1,686)
	186,855	183,520
Less: Amounts Due in One Year*	(107,519)	(1,635)
Long-Term Debt	$79,336	$181,885
* Excludes current portion of Finance Lease Obligations of $4,379 and $9,471 at September 30, 2024 and December 31, 2023, respectively.
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
The Company's first lien gross leverage ratio was 0.02 to 1.00 at September 30, 2024. The Company's total net leverage ratio was (0.31) to 1.00 at September 30, 2024. The Company's fixed charge coverage ratio was 2.88 to 1.00 at September 30, 2024. The Company was in compliance with all of its financial covenants under the Revolving Credit Facility as of September 30, 2024.
At September 30, 2024, the Revolving Credit Facility had no borrowings outstanding and $123,873 of letters of credit outstanding, leaving $231,127 of unused capacity. At December 31, 2023, the Revolving Credit Facility had no borrowings outstanding and $111,186 of letters of credit outstanding, leaving $243,814 of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.
The SPV is not a guarantor of the Revolving Credit Facility, and the SPV holds the assets pledged to the lender in the securitization facility. The SPV had total assets of $129,143 and $147,918, comprised mainly of $128,901 and $147,612 trade receivables, net, at September 30, 2024 and December 31, 2023, respectively. Net income attributable to the SPV was $528 and $235 for the three months ended September 30, 2024 and 2023, respectively, and $775 and $4,843 for the nine months ended September 30, 2024 and 2023, respectively, which primarily reflected intercompany fees related to purchasing the receivables, which are eliminated in the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2024 and 2023, there were no borrowings or payments under the accounts receivable securitization facility. See Note 9 - Accounts Receivable Securitization for additional information.
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
The Company started a capital construction project on the PAMC coarse refuse disposal area in 2017, which is now funded, in part, by the proceeds from the PEDFA Bonds. The Company expects to expend these funds as qualified work is completed. The Company utilized restricted cash in the amount of $5,206 and $12,247 during the three and nine months ended September 30, 2024, respectively, and $8,442 and $16,313 during the three and nine months ended September 30, 2023, respectively, for qualified expenses. Additionally, the Company had $261 and $12,177 in restricted cash at September 30, 2024 and December 31, 2023, respectively, associated with this financing that will be used to fund future spending on the coarse refuse disposal area.
NOTE 13—COMMITMENTS AND CONTINGENT LIABILITIES:
The Company is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes and other claims and actions arising out of the normal course of business. The Company accrues the estimated loss for these lawsuits and claims when the loss is probable and reasonably estimable. The Company’s estimated accruals related to these pending claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of the Company as of September 30, 2024. It is possible that the aggregate loss in the future with respect to these lawsuits and claims could ultimately be material to the Company’s financial position, results of operations or cash flows; however, such amounts cannot be reasonably estimated. The amount claimed against the Company as of September 30, 2024 is disclosed below when an amount is expressly stated in the lawsuit or claim, which is not often the case.
Fitzwater and Casey Litigation: In 2016, three nonunion retired coal miners sued Fola Coal Company LLC, Consolidation Coal Company (“CCC”) and CONSOL of Kentucky Inc. (“COK”) (as well as the Company's former parent) in the U.S. District Court for the Southern District of West Virginia alleging ERISA violations in the termination of retiree health care benefits (the “Fitzwater Lawsuit”). The Plaintiffs contend they relied to their detriment on oral statements and promises of “lifetime health benefits” allegedly made by various members of management during Plaintiffs’ employment and that they were allegedly denied access to Summary Plan Documents that clearly reserved to the Company the right to modify or terminate the Retiree Health and Welfare Plan subject to Plaintiffs’ claims. Pursuant to Plaintiffs’ amended complaint filed on April 24, 2017, Plaintiffs request that retiree health benefits be reinstated and seek to represent a class of all nonunion retirees who were associated with AMVEST and COK areas of operation. On August 23, 2017, a class action lawsuit was filed on behalf of two nonunion retired coal miners against CCC, COK, CONSOL Buchanan Mining Co., LLC and Kurt Salvatori, the Company's Chief Administrative Officer, in the U.S. District Court for the Southern District of West Virginia alleging similar allegations (the “Casey Lawsuit”).
On December 1, 2017, the trial court judge in the Fitzwater Lawsuit consolidated the Fitzwater Lawsuit with the Casey Lawsuit (collectively, the “Fitzwater Litigation”). The complaint was amended on March 1, 2018 to add new plaintiffs, add defendant CONSOL Pennsylvania Coal Company LLC and eliminate defendant CONSOL Buchanan Mining Co., LLC in an attempt to expand the class of retirees. On October 15, 2019, Plaintiffs’ supplemental motion for class certification was denied on all counts. On July 15, 2020, Plaintiffs filed an interlocutory appeal with the Fourth Circuit Court of Appeals on the Order denying class certification. The Fourth Circuit denied Plaintiffs' appeal on August 14, 2020. The District Court held a trial in February 2021 and issued a ruling on September 30, 2024 in favor of two of the eight plaintiffs. On October 15, 2024, Plaintiffs filed a Notice of Appeal of the ruling. As a result of this ruling, the Company has accrued a nominal amount as of September 30, 2024, which is included in Other Accrued Liabilities in the accompanying Consolidated Balance Sheet.
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
United Mine Workers of America 1974 Pension Plan Litigation: On March 7, 2024, the Company's former parent filed a complaint (the “Indemnification Lawsuit”) in the Superior Court of the State of Delaware against the Company that stated that the Company's former parent had settled potential claims asserted by the United Mine Workers of America 1974 Pension Plan (“1974 Plan”) against the Company's former parent for a total settlement amount of $75,000 to be paid over a five year period, in exchange for a full release by the 1974 Plan of the Company's former parent, the Company and their affiliates. In the Indemnification Lawsuit, the Company's former parent is seeking (i) indemnification from the Company under the 2017 Separation and Distribution Agreement between the Company and its former parent for the $75,000 settlement plus the Company's former parent's alleged legal expenses related to its settlement with the 1974 Plan, (ii) the costs and expenses the Company's former parent incurs in connection with the Indemnification Lawsuit, (iii) pre- and post-judgment interest, (iv) punitive damages and (v) any other relief the court deems just and proper. On May 9, 2024, the Company's former parent filed a Motion for Summary Judgment while the Company filed a brief in opposition of the motion on June 27, 2024, with briefing concluding on July 19, 2024. Oral arguments were held in the third quarter of 2024. The Court has not yet ruled on this motion. The Company does not believe that it has any obligations to indemnify its former parent under the Separation and Distribution Agreement with respect to its former parent's settlement with the 1974 Plan and intends to vigorously defend itself against all claims asserted against it in the Indemnification Lawsuit. With respect to this lawsuit, while a loss is reasonably possible, it is not probable and, as a result, no accrual has been recorded.
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
The following is a summary, as of September 30, 2024, of the financial guarantees, unconditional purchase obligations and letters of credit to certain third parties. Employee-related financial guarantees have primarily been provided to support the 1992 Benefit Plan and federal black lung and various state workers' compensation self-insurance programs. Environmental financial guarantees have primarily been provided to support various performance bonds related to reclamation and other environmental issues. Other financial guarantees have been extended to support sales contracts, insurance policies, surety indemnity agreements, legal matters, full and timely payments of mining equipment leases, and various other items necessary in the normal course of business. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. Certain letters of credit included in the table below were issued against other commitments included in this table. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these commitments are recorded as liabilities in the financial statements. The Company's management believes that these commitments will not have a material adverse effect on the Company's financial condition.

	Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$47,446	$29,635	$17,811	$—	$—
Environmental	398	398	—	—	—
Other	131,006	117,606	13,400	—	—
Total Letters of Credit	$178,850	$147,639	$31,211	$—	$—
Surety Bonds:
Employee-Related	$80,210	$80,210	$—	$—	$—
Environmental	528,597	528,597	—	—	—
Other	4,071	4,071	—	—	—
Total Surety Bonds	$612,878	$612,878	$—	$—	$—
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
The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at			Fair Value Measurements at
	September 30, 2024			December 31, 2023
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
U.S. Treasury Securities	$84,333	$—	$—	$81,932	$—	$—
The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:

Long-term debt: The fair value of long-term debt is measured using unadjusted quoted market prices or estimated using discounted cash flow analyses. The discounted cash flow analyses are based on current market rates for instruments with similar cash flows.
The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt (Excluding Debt Issuance Costs)	$188,186	$202,560	$185,206	$199,591
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
Reportable segment results for the three months ended September 30, 2024 are:

	PAMC	CONSOL Marine Terminal	Other, Corporate and Eliminations	Consolidated
Coal Revenue	$439,730	$—	$22,759	$462,489
Terminal Revenue	—	23,740	—	23,740
Freight Revenue	62,219	—	1,187	63,406
Other Revenue	—	—	3,797	3,797
Total Revenue from Contracts with Customers	$501,949	$23,740	$27,743	$553,432
Adjusted EBITDA	$173,906	$15,917	$(10,645)	$179,178
Segment Assets	$1,778,921	$87,602	$957,594	$2,824,117
Depreciation, Depletion and Amortization	$44,663	$1,342	$7,324	$53,329
Capital Expenditures	$30,743	$2,805	$5,840	$39,388

Reportable segment results for the three months ended September 30, 2023 are:

	PAMC	CONSOL Marine Terminal	Other, Corporate and Eliminations	Consolidated
Coal Revenue	$431,090	$—	$18,528	$449,618
Terminal Revenue	—	22,676	—	22,676
Freight Revenue	64,507	—	3,865	68,372
Total Revenue from Contracts with Customers	$495,597	$22,676	$22,393	$540,666
Adjusted EBITDA	$183,790	$14,853	$(13,135)	$185,508
Segment Assets	$1,616,224	$83,422	$959,869	$2,659,515
Depreciation, Depletion and Amortization	$50,663	$1,181	$6,948	$58,792
Capital Expenditures	$35,404	$2,630	$3,633	$41,667
Reportable segment results for the nine months ended September 30, 2024 are:

	PAMC	CONSOL Marine Terminal	Other, Corporate and Eliminations	Consolidated
Coal Revenue	$1,240,359	$—	$79,379	$1,319,738
Terminal Revenue	—	60,288	—	60,288
Freight Revenue	192,569	—	6,319	198,888
Other Revenue	—	—	11,927	11,927
Total Revenue from Contracts with Customers	$1,432,928	$60,288	$97,625	$1,590,841
Adjusted EBITDA	$481,685	$37,925	$(34,141)	$485,469
Segment Assets	$1,778,921	$87,602	$957,594	$2,824,117
Depreciation, Depletion and Amortization	$136,607	$3,816	$24,750	$165,173
Capital Expenditures	$114,744	$7,605	$14,799	$137,148
Reportable segment results for the nine months ended September 30, 2023 are:

	PAMC	CONSOL Marine Terminal	Other, Corporate and Eliminations	Consolidated
Coal Revenue	$1,515,603	$—	$58,493	$1,574,096
Terminal Revenue	—	80,755	—	80,755
Freight Revenue	206,725	—	10,710	217,435
Total Revenue from Contracts with Customers	$1,722,328	$80,755	$69,203	$1,872,286
Adjusted EBITDA	$784,819	$59,324	$(36,385)	$807,758
Segment Assets	$1,616,224	$83,422	$959,869	$2,659,515
Depreciation, Depletion and Amortization	$152,302	$3,513	$27,056	$182,871
Capital Expenditures	$99,706	$4,329	$13,714	$117,749

For the three and nine months ended September 30, 2024 and 2023, the Company's reportable segments had revenues from the following customers, each comprising over 10% of the Company's total sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Customer A	$67,016	$69,322	$176,844	$220,726
Customer B	$63,473	$72,335	$172,394	$207,746
Reconciliation of Segment Information to Consolidated Amounts:

	Three Months Ended September 30, 2024
	PAMC	CONSOL Marine Terminal	Other	Consolidated
Net Income (Loss)	$129,393	$12,966	$(46,727)	$95,632
Income Tax Expense	—	—	17,539	17,539
Interest Expense	—	1,516	3,148	4,664
Interest Income	(1,795)	—	(3,221)	(5,016)
Depreciation, Depletion and Amortization	44,663	1,342	7,324	53,329
Stock-Based Compensation	1,645	93	313	2,051
Merger-Related Expenses	—	—	10,979	10,979
Adjusted EBITDA	$173,906	$15,917	$(10,645)	$179,178

	Three Months Ended September 30, 2023
	PAMC	CONSOL Marine Terminal	Other	Consolidated
Net Income (Loss)	$132,442	$12,098	$(43,815)	$100,725
Income Tax Expense	—	—	21,032	21,032
Interest Expense	—	1,524	5,121	6,645
Interest Income	(723)	—	(3,301)	(4,024)
Depreciation, Depletion and Amortization	50,663	1,181	6,948	58,792
Stock-Based Compensation	1,408	50	218	1,676
Loss on Debt Extinguishment	—	—	662	662
Adjusted EBITDA	$183,790	$14,853	$(13,135)	$185,508

	Nine Months Ended September 30, 2024
	PAMC	CONSOL Marine Terminal	Other	Consolidated
Net Income (Loss)	$341,859	$29,118	$(115,393)	$255,584
Income Tax Expense	—	—	43,409	43,409
Interest Expense	—	4,555	10,508	15,063
Interest Income	(4,408)	—	(9,737)	(14,145)
Depreciation, Depletion and Amortization	136,607	3,816	24,750	165,173
Stock-Based Compensation	7,627	436	1,343	9,406
Merger-Related Expenses	—	—	10,979	10,979
Adjusted EBITDA	$481,685	$37,925	$(34,141)	$485,469

	Nine Months Ended September 30, 2023
	PAMC	CONSOL Marine Terminal	Other	Consolidated
Net Income (Loss)	$627,053	$50,981	$(179,209)	$498,825
Income Tax Expense	—	—	100,199	100,199
Interest Expense	—	4,576	19,503	24,079
Interest Income	(1,644)	—	(7,758)	(9,402)
Depreciation, Depletion and Amortization	152,302	3,513	27,056	182,871
Stock-Based Compensation	7,108	254	1,099	8,461
Loss on Debt Extinguishment	—	—	2,725	2,725
Adjusted EBITDA	$784,819	$59,324	$(36,385)	$807,758
NOTE 16—STOCK AND DEBT REPURCHASES:
In December 2017, CONSOL Energy’s Board of Directors approved a program to repurchase, from time to time, the Company's outstanding shares of common stock or its Second Lien Notes. Since the program's inception, the Company's Board of Directors has subsequently amended the program several times. The most recent amendment occurred in April 2023, in which the aggregate limit of the Company's repurchase authority was raised to $1,000,000. The program terminates on December 31, 2024. The Company has suspended share repurchases until the Merger is completed (see Note 17 for additional information).
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
During the nine months ended September 30, 2024 and 2023, the Company did not make any open market repurchases of its Second Lien Notes in accordance with this program; all remaining outstanding Second Lien Notes were redeemed by the Company during the year ended December 31, 2023. During the nine months ended September 30, 2024 and 2023, the Company repurchased and retired 747,351 and 3,980,389 shares of the Company's common stock at an average price of $89.49 and $67.68 per share, respectively.

NOTE 17—PROPOSED MERGER

On August 20, 2024, the Company, Mountain Range Merger Sub Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), and Arch Resources, Inc. (“Arch”) entered into an agreement and plan of merger (the “Merger Agreement”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Arch (the “Merger”), with Arch thereafter being a wholly-owned subsidiary of the Company. Under the terms of the Merger Agreement, each share of Class A common stock, par value $0.01 per share, of Arch (the “Arch Class A common stock”) and Class B common stock, par value $0.01 per share, of Arch (the “Arch Class B common stock” and together with the Arch Class A common stock, the “Arch common stock”), that is issued and outstanding immediately prior to the effective time of the Merger (other than shares of Arch common stock held by Arch as treasury shares or shares of Arch common stock held by the Company or Merger Sub immediately prior to the effective time of the Merger and in each case, not held on behalf of third parties and shares of Arch common stock that are owned by any subsidiary of Arch or the Company other than Merger Sub) will be converted automatically into the right to receive, without interest, 1.326 fully paid and non-assessable shares of common stock, par value $0.01 per share, of the Company (“CONSOL common stock”) (with cash in lieu of fractional shares).
The Merger Agreement imposes certain restrictions on the conduct of the business of the Company until the closing, such as a requirement to operate in the ordinary course of business and limitations on, among other things, dividends, stock repurchases and debt repurchases, subject, in each case, to certain exceptions.
The Merger is expected to close by the end of the first quarter of 2025, subject to the satisfaction or waiver of certain customary closing conditions, including approval by the Company's and Arch's stockholders.
The Merger Agreement contains certain termination rights for both the Company and Arch. In the event of a termination of the Merger Agreement under certain specified circumstances, the Company or Arch may be required to pay the other party a termination fee of $82 million or an expense reimbursement of up to $23.5 million.
NOTE 18—SUBSEQUENT EVENTS
On October 2, 2024, CONSOL Mining Company LLC, Helvetia Coal Company LLC and Laurel Run Mining Company LLC voluntarily entered into a Post-Mining Discharge Treatment Trust Consent Order and Agreement (“CO&A”) with the Pennsylvania Department of Environmental Protection. The CO&A serves as an approved alternative financial assurance mechanism associated with the Company's perpetual water treatment obligations located in Pennsylvania and establishes a Global Water Treatment Trust Fund (“WTTF”). The WTTF is a long-term funding mechanism with an initial value of $74.2 million funded by a combination of cash (approximately $12 million) and surety bonds (approximately $62 million) pledged to the WTTF to fund these obligations over time, reducing the Company's exposure to surety bonds and their collateral requirements. The Company has agreed to a minimum $2 million annual contribution into the WTTF, while reserving the option to pre-pay into the WTTF at any time and with no cap on the pre-payment amount.
On November 5, 2024, CONSOL Energy announced a $0.25/share dividend in an aggregate amount of approximately $7 million, payable on November 26, 2024 to all stockholders of record as of November 15, 2024.

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
Recent Developments
On August 20, 2024, the Company and Mountain Range Merger Sub Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”) with Arch Resources, Inc. (“Arch”) which provides for the combination of the Company and Arch in an all-stock merger transaction. Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Arch (the “Merger”), with Arch thereafter being a wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, each share of Class A common stock, par value $0.01 per share, of Arch (the “Arch Class A common stock”) and Class B common stock, par value $0.01 per share, of Arch (the “Arch Class B common stock” and together with the Arch Class A common stock, the “Arch common stock”) will be automatically converted into the right to receive, without interest, 1.326 shares of common stock, par value $0.01 per share, of the Company (the “CONSOL common stock”) (with cash in lieu of fractional shares). Consummation of the Merger is subject to the satisfaction or waiver of certain customary closing conditions, including approval by the Company's stockholders and approval by Arch's stockholders. See Note 17 to the Consolidated Financial Statements for more information on the Merger Agreement and the Merger.
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
•Itmann Mining Complex: Construction of the Itmann No. 5 Mine, located in Wyoming County, West Virginia, began in the second half of 2019; development mining began in April 2020, and the coal preparation plant commenced shipments in October 2022. The operation continued its ramp up progress in 2023 and 2024 with a focus on mains development and increasing staffing levels, both of which are needed for the long-term viability of the mine. The Company anticipates approximately 900 thousand tons per year of high-quality, low-vol coking coal production from the Itmann No. 5 Mine once it achieves its full run rate, with an anticipated mine life of 30+ years. The preparation plant also includes a rail loadout and the capability for processing up to an additional 750 thousand to 1 million saleable tons annually from third parties and mining of our surrounding reserves. This additional processing revenue provides an avenue of growth for the Company.
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
How We Evaluate Our Operations
Our management team uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability. The metrics include: (i) adjusted EBITDA, a non-GAAP financial measure; (ii) coal production, sales volumes and average coal revenue per ton sold; (iii) cost of coal sold, a non-GAAP financial measure; (iv) cash cost of coal sold, a non-GAAP financial measure; (v) average cash cost of coal sold per ton, an operating ratio derived from non-GAAP financial measures; and (vi) average cash margin per ton sold, an operating ratio derived from non-GAAP financial measures.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating and Other Costs	$304,134	$276,323	$885,234	$813,546
Less: Other Costs (Non-Production and non-PAMC)	(58,882)	(41,379)	(167,286)	(122,937)
Cash Cost of Coal Sold	$245,252	$234,944	$717,948	$690,609
Add: Depreciation, Depletion and Amortization (PAMC Production)	40,606	47,210	126,125	141,351
Cost of Coal Sold	$285,858	$282,154	$844,073	$831,960
Total Tons Sold (in millions)	6.8	6.1	18.7	19.2
Average Cost of Coal Sold per Ton	$41.79	$46.04	$45.18	$43.28
Less: Depreciation, Depletion and Amortization Costs per Ton Sold	5.94	7.68	6.75	7.25
Average Cash Cost of Coal Sold per Ton	$35.85	$38.36	$38.43	$36.03
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total Coal Revenue (PAMC Segment)	$439,730	$431,090	$1,240,359	$1,515,603
Operating and Other Costs	304,134	276,323	885,234	813,546
Less: Other Costs (Non-Production and non-PAMC)	(58,882)	(41,379)	(167,286)	(122,937)
Cash Cost of Coal Sold	$245,252	$234,944	$717,948	$690,609
Total Tons Sold (in millions)	6.8	6.1	18.7	19.2
Average Coal Revenue per Ton Sold	$64.28	$70.34	$66.39	$78.85
Less: Average Cash Cost of Coal Sold per Ton	35.85	38.36	38.43	36.03
Average Cash Margin per Ton Sold	$28.43	$31.98	$27.96	$42.82
We define adjusted EBITDA as (i) net income (loss) plus income taxes, interest expense and depreciation, depletion and amortization, as adjusted for (ii) certain non-cash items, such as stock-based compensation and loss on debt extinguishment and (iii) certain one-time transactions, such as merger-related expenses. The GAAP measure most directly comparable to adjusted EBITDA is net income (loss).
The following tables present a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure, on a historical basis, for each of the periods indicated (in thousands).

	Three Months Ended September 30, 2024
	PAMC	CONSOL Marine Terminal	Other	Consolidated
Net Income (Loss)	$129,393	$12,966	$(46,727)	$95,632

Add: Income Tax Expense	—	—	17,539	17,539
Add: Interest Expense	—	1,516	3,148	4,664
Less: Interest Income	(1,795)	—	(3,221)	(5,016)
Earnings (Loss) Before Interest & Taxes (EBIT)	127,598	14,482	(29,261)	112,819

Add: Depreciation, Depletion & Amortization	44,663	1,342	7,324	53,329

Earnings (Loss) Before Interest, Taxes and DD&A (EBITDA)	$172,261	$15,824	$(21,937)	$166,148

Adjustments:
Add: Stock-Based Compensation	$1,645	$93	$313	$2,051
Add: Merger-Related Expenses	—	—	10,979	10,979
Total Pre-tax Adjustments	1,645	93	11,292	13,030

Adjusted EBITDA	$173,906	$15,917	$(10,645)	$179,178

	Three Months Ended September 30, 2023
	PAMC	CONSOL Marine Terminal	Other	Consolidated
Net Income (Loss)	$132,442	$12,098	$(43,815)	$100,725

Add: Income Tax Expense	—	—	21,032	21,032
Add: Interest Expense	—	1,524	5,121	6,645
Less: Interest Income	(723)	—	(3,301)	(4,024)
Earnings (Loss) Before Interest & Taxes (EBIT)	131,719	13,622	(20,963)	124,378

Add: Depreciation, Depletion & Amortization	50,663	1,181	6,948	58,792

Earnings (Loss) Before Interest, Taxes and DD&A (EBITDA)	$182,382	$14,803	$(14,015)	$183,170

Adjustments:
Add: Stock-Based Compensation	$1,408	$50	$218	$1,676
Add: Loss on Debt Extinguishment	—	—	662	662
Total Pre-tax Adjustments	1,408	50	880	2,338

Adjusted EBITDA	$183,790	$14,853	$(13,135)	$185,508

	Nine Months Ended September 30, 2024
	PAMC	CONSOL Marine Terminal	Other	Consolidated
Net Income (Loss)	$341,859	$29,118	$(115,393)	$255,584

Add: Income Tax Expense	—	—	43,409	43,409
Add: Interest Expense	—	4,555	10,508	15,063
Less: Interest Income	(4,408)	—	(9,737)	(14,145)
Earnings (Loss) Before Interest & Taxes (EBIT)	337,451	33,673	(71,213)	299,911

Add: Depreciation, Depletion & Amortization	136,607	3,816	24,750	165,173

Earnings (Loss) Before Interest, Taxes and DD&A (EBITDA)	$474,058	$37,489	$(46,463)	$465,084

Adjustments:
Add: Stock-Based Compensation	$7,627	$436	$1,343	$9,406
Add: Merger-Related Expenses	—	—	10,979	10,979
Total Pre-tax Adjustments	7,627	436	12,322	20,385

Adjusted EBITDA	$481,685	$37,925	$(34,141)	$485,469

	Nine Months Ended September 30, 2023
	PAMC	CONSOL Marine Terminal	Other	Consolidated
Net Income (Loss)	$627,053	$50,981	$(179,209)	$498,825

Add: Income Tax Expense	—	—	100,199	100,199
Add: Interest Expense	—	4,576	19,503	24,079
Less: Interest Income	(1,644)	—	(7,758)	(9,402)
Earnings (Loss) Before Interest & Taxes (EBIT)	625,409	55,557	(67,265)	613,701

Add: Depreciation, Depletion & Amortization	152,302	3,513	27,056	182,871

Earnings (Loss) Before Interest, Taxes and DD&A (EBITDA)	$777,711	$59,070	$(40,209)	$796,572

Adjustments:
Add: Stock-Based Compensation	$7,108	$254	$1,099	$8,461
Add: Loss on Debt Extinguishment	—	—	2,725	2,725
Total Pre-tax Adjustments	7,108	254	3,824	11,186

Adjusted EBITDA	$784,819	$59,324	$(36,385)	$807,758

Results of Operations: Three Months Ended September 30, 2024 Compared with the Three Months Ended September 30, 2023
Revenue and Other Income

	Three Months Ended September 30,
(in millions)	2024	2023	Variance
Coal Revenue - PAMC	$440	$431	$9
Coal Revenue - Itmann Mining Complex	23	19	4
Terminal Revenue	24	23	1
Freight Revenue	63	68	(5)
Miscellaneous Other Income	25	28	(3)
Gain on Sale of Assets	—	1	(1)
Total Revenue and Other Income	$575	$570	$5
Revenues from Contracts with Customers
On a consolidated basis, coal revenue for the three months ended September 30, 2024 was $463 million, which consisted of $440 million from the Pennsylvania Mining Complex and $23 million from the Itmann Mining Complex. The $463 million of coal revenue was sold into the following markets: $227 million into power generation, $152 million into industrial, and $84 million into metallurgical. The Company had consolidated coal revenue of $450 million for the three months ended September 30, 2023, which consisted of $431 million from the Pennsylvania Mining Complex and $19 million from the Itmann Mining Complex. The $450 million of coal revenue was sold into the following markets: $206 million into power generation, $181 million into industrial, and $63 million into metallurgical. See “Operational Performance” for further information about segment results.
The Company’s Terminal revenue consists of fees charged for coal loaded at the CONSOL Marine Terminal, which is located in the Port of Baltimore, Maryland, and provides access to international coal markets. Terminal revenues are generated from providing transloading services from rail to vessel or barge, temporary storage or stockpile facilities, as well as blending, weighing, and sampling. Terminal revenues were $24 million for the three months ended September 30, 2024, compared to $23 million for the three months ended September 30, 2023. See “Operational Performance - CONSOL Marine Terminal Analysis” for further information about segment results.

The Company recognizes freight revenue as the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services to move its coal from the mine to the ultimate sales point. Freight revenue is completely offset by freight expense. Freight revenue and freight expense were both $63 million for the three months ended September 30, 2024, compared to $68 million for the three months ended September 30, 2023.

Miscellaneous Other Income

Miscellaneous other income was $25 million for the three months ended September 30, 2024, compared to $28 million for the three months ended September 30, 2023. The change is due to the following items:

	Three Months Ended September 30,
	2024	2023	Variance
Contract Assessments	$8	$16	$(8)
Royalty Income - Non-Operated Coal	7	2	5
Interest Income	5	4	1
Carbon Products and Materials	2	—	2
Other Income	3	6	(3)
Miscellaneous Other Income	$25	$28	$(3)

Contract assessment income was primarily the result of penalties and fees levied against customers that did not meet the purchase obligations under their contracts with the Company. This amount also includes partial contract buyouts that involved negotiations with customers to reduce coal quantities that they otherwise were obligated to purchase under contracts in exchange for payment of certain fees to the Company and did not impact forward contract terms.

Royalty income increased as a result of additional leased coal volumes related to overriding royalty agreements or coal reserve leases between the Company and third-party operators.

Carbon products and materials revenue increased due to additional investments in December 2023 in coal-to-product businesses led by CONSOL Innovations LLC, our wholly-owned subsidiary.

Operating and Other Costs

On a consolidated basis, operating and other costs were $304 million for the three months ended September 30, 2024, compared to $276 million for the three months ended September 30, 2023. Operating and other costs increased in the period-to-period comparison due to the following items:

	Three Months Ended September 30,
	2024	2023	Variance
Operating Costs - PAMC	$245	$235	$10
Operating Costs - Itmann Mining Complex	33	21	12
Operating Costs - Terminal	7	7	—
Employee-Related Legacy Liability Expense	6	3	3
Coal Reserve Holding Costs	2	3	(1)
Closed and Idle Mines	1	1	—
Other	10	6	4
Operating and Other Costs	$304	$276	$28

Operating costs for the Pennsylvania Mining Complex include items such as direct operating costs, royalties and production taxes and direct administration costs. In the period-to-period comparison, operating costs - PAMC increased $10 million, primarily due to additional production volumes in the current quarter, as the PAMC increased its operating schedules during the third quarter of 2024 to meet additional demand. See “Operational Performance - PAMC Analysis” for further information on segment operating costs.

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

Operating costs - Terminal primarily consist of costs related to throughput tons at the CONSOL Marine Terminal, which remained consistent in the period-to-period comparison. See “Operational Performance - CONSOL Marine Terminal Analysis” for further information on segment operating costs.

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

Other costs consist of items that are not related to the Company's mining or terminal operations. Other costs increased $4 million in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily attributable to $2 million of additional costs related to businesses led by CONSOL Innovations LLC, particularly the production of composite tools used in the aerospace industry, as well as other expenses incurred in the current quarter across various categories, none of which were individually material.

Depreciation, Depletion and Amortization

On a consolidated basis, depreciation, depletion and amortization costs were $53 million for the three months ended September 30, 2024, compared to $59 million for the three months ended September 30, 2023. The $6 million decrease was primarily due to additional assets becoming fully-depreciated in the period-to-period comparison.

General and Administrative Costs

On a consolidated basis, general and administrative costs were $36 million for the three months ended September 30, 2024, compared to $37 million for the three months ended September 30, 2023. The $1 million decrease in the period-to-period comparison was primarily related to decreased incentive-based compensation expense incurred in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This was partially offset by transaction costs related to the Merger.

Interest Expense

On a consolidated basis, interest expense, net of amounts capitalized, was $5 million for the three months ended September 30, 2024, compared to $7 million for the three months ended September 30, 2023. The $2 million decrease in the period-to-period comparison was primarily due to less debt outstanding, as the Company fully retired its Second Lien Notes in July 2023.

Operational Performance: Three Months Ended September 30, 2024 Compared with the Three Months Ended September 30, 2023

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

	Three Months Ended September 30,
	2024	2023	Variance
PAMC
Total Tons Produced (in millions)	7.2	6.1	1.1
Total Tons Sold (in millions)	6.8	6.1	0.7
Average Coal Revenue per Ton Sold	$64.28	$70.34	$(6.06)
Average Cash Cost of Coal Sold per Ton(1)	$35.85	$38.36	$(2.51)
Average Cash Margin per Ton Sold(1)	$28.43	$31.98	$(3.55)
Adjusted EBITDA (in thousands)(1)	$173,906	$183,790	$(9,884)

CONSOL Marine Terminal
Throughput Tons (in millions)	4.7	4.3	0.4
Adjusted EBITDA (in thousands)(1)	$15,917	$14,853	$1,064

(1) Adjusted EBITDA is a non-GAAP financial measure, and average cash cost of coal sold per ton and average cash margin per ton sold are operating ratios derived from non-GAAP financial measures. See “How We Evaluate Our Operations - Reconciliation of Non-GAAP Financial Measures” above for an explanation and reconciliation of these amounts to the nearest GAAP measures.

PAMC ANALYSIS:

Coal Production

The table below presents total tons produced (in thousands) from the Pennsylvania Mining Complex for the periods indicated:

	Three Months Ended September 30,
Mine	2024	2023	Variance
Bailey	2,951	2,115	836
Enlow Fork	2,623	2,206	417
Harvey	1,622	1,814	(192)
Total	7,196	6,135	1,061

Coal production was 7.2 million tons for the three months ended September 30, 2024, compared to 6.1 million tons for the three months ended September 30, 2023. During the second quarter of 2024, operations at the CONSOL Marine Terminal were paused due to the collapse of the Francis Scott Key Bridge, which in turn led to reduced operating schedules at the PAMC mines. During the current quarter, the PAMC worked diligently to increase its operating schedules to meet market demand, which resulted in the increased production in the period-to-period comparison.

Coal Operations

Adjusted EBITDA for the three months ended September 30, 2024 was $174 million, compared to $184 million for the three months ended September 30, 2023. The decrease was primarily attributable to a $6.06 decrease in average coal revenue per ton sold, partially offset by a 0.7 million increase in tons sold and a $2.51 decrease in the average cash cost of coal sold per ton. The decrease in average coal revenue per ton sold was primarily due to weaker API2 prices quarter-over-quarter, which put downward pressure on the Company's realizations in the third quarter of 2024. The PAMC placed 4.2 million tons of coal, or 61% of its total tons sold, into the export market in the three months ended September 30, 2024. Comparatively, in the three months ended September 30, 2023, the PAMC placed 3.7 million tons of coal, or 60% of its total tons sold, into the export market.

Cash cost of coal sold was $245 million for the three months ended September 30, 2024, compared to $235 million for the three months ended September 30, 2023. The increase in the cash cost of coal sold was primarily due to increased production tons in order to meet market demand. The average cash cost of coal sold per ton decreased in the period-to-period comparison due to higher sales tons to absorb fixed costs on a per ton basis compared to the prior-year period.

CONSOL MARINE TERMINAL ANALYSIS:

Adjusted EBITDA for the three months ended September 30, 2024 was $16 million, compared to $15 million for the three months ended September 30, 2023. Throughput volumes at the CONSOL Marine Terminal were 4.7 million tons for the three months ended September 30, 2024, compared to 4.3 million tons for the three months ended September 30, 2023. CONSOL Marine Terminal revenue was $24 million for the three months ended September 30, 2024, compared to $23 million for the three months ended September 30, 2023.

Results of Operations: Nine Months Ended September 30, 2024 Compared with the Nine Months Ended September 30, 2023
Revenue and Other Income

	Nine Months Ended September 30,
(in millions)	2024	2023	Variance
Coal Revenue - PAMC	$1,240	$1,516	$(276)
Coal Revenue - Itmann Mining Complex	80	58	22
Terminal Revenue	60	81	(21)
Freight Revenue	199	217	(18)
Miscellaneous Other Income	55	40	15
Gain on Sale of Assets	7	7	—
Total Revenue and Other Income	$1,641	$1,919	$(278)
Revenues from Contracts with Customers
On a consolidated basis, coal revenue for the nine months ended September 30, 2024 was $1,320 million, which consisted of $1,240 million from the Pennsylvania Mining Complex and $80 million from the Itmann Mining Complex. The $1,320 million of coal revenue was sold into the following markets: $671 million into power generation, $434 million into industrial, and $215 million into metallurgical. The Company had consolidated coal revenue of $1,574 million for the nine months ended September 30, 2023, which consisted of $1,516 million from the Pennsylvania Mining Complex and $58 million from the Itmann Mining Complex. The $1,574 million of coal revenue was sold into the following markets: $747 million into power generation, $590 million into industrial, and $237 million into metallurgical. See “Operational Performance” for further information about segment results.
The Company’s Terminal revenue consists of fees charged for coal loaded at the CONSOL Marine Terminal, which is located in the Port of Baltimore, Maryland, and provides access to international coal markets. Terminal revenues are generated from providing transloading services from rail to vessel or barge, temporary storage or stockpile facilities, as well as blending, weighing, and sampling. Terminal revenues were $60 million for the nine months ended September 30, 2024, compared to $81 million for the nine months ended September 30, 2023. See “Operational Performance - CONSOL Marine Terminal Analysis” for further information about segment results.

The Company recognizes freight revenue as the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services to move its coal from the mine to the ultimate sales point. Freight revenue is completely offset by freight expense. Freight revenue and freight expense were both $199 million for the nine months ended September 30, 2024, compared to $217 million for the nine months ended September 30, 2023.

Miscellaneous Other Income

Miscellaneous other income was $55 million for the nine months ended September 30, 2024, compared to $40 million for the nine months ended September 30, 2023. The change is due to the following items:

	Nine Months Ended September 30,
	2024	2023	Variance
Royalty Income - Non-Operated Coal	$16	$7	$9
Interest Income	14	9	5
Contract Assessments	11	16	(5)
Carbon Products and Materials	7	—	7
Other Income	7	8	(1)
Miscellaneous Other Income	$55	$40	$15

Royalty income increased as a result of additional leased coal volumes related to overriding royalty agreements or coal reserve leases between the Company and third-party operators.

Interest income increased primarily due to the Company's investment in marketable debt securities, comprised of highly liquid U.S. Treasury securities.

Contract assessment income was primarily the result of penalties and fees levied against customers that did not meet the purchase obligations under their contracts with the Company. This amount also includes partial contract buyouts that involved negotiations with customers to reduce coal quantities that they otherwise were obligated to purchase under contracts in exchange for payment of certain fees to the Company and did not impact forward contract terms.

Carbon products and materials revenue increased due to additional investments in December 2023 in coal-to-product businesses led by CONSOL Innovations LLC, our wholly-owned subsidiary.

Operating and Other Costs

On a consolidated basis, operating and other costs were $885 million for the nine months ended September 30, 2024, compared to $814 million for the nine months ended September 30, 2023. Operating and other costs increased in the period-to-period comparison due to the following items:

	Nine Months Ended September 30,
	2024	2023	Variance
Operating Costs - PAMC	$718	$691	$27
Operating Costs - Itmann Mining Complex	103	71	32
Operating Costs - Terminal	20	20	—
Employee-Related Legacy Liability Expense	17	9	8
Coal Reserve Holding Costs	5	8	(3)
Closed and Idle Mines	4	4	—
Other	18	11	7
Operating and Other Costs	$885	$814	$71

Operating costs for the Pennsylvania Mining Complex include items such as direct operating costs, royalties and production taxes and direct administration costs. In the period-to-period comparison, operating costs - PAMC increased $27 million, primarily due to additional costs associated with ongoing inflationary pressures. See “Operational Performance - PAMC Analysis” for further information on segment operating costs.

Operating costs for the Itmann Mining Complex primarily consist of costs related to produced tons sold and costs incurred to purchase third-party metallurgical coal to blend with Itmann coal. Operating costs - Itmann Mining Complex include items such as direct operating costs, royalties and production taxes and direct administration costs. The $32 million increase in operating costs - Itmann Mining Complex was primarily due to an increase in the volume of produced and purchased coal as the operations continued to ramp up toward full run-rate production.

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

Employee-related legacy liability expense increased $8 million in the period-to-period comparison primarily due to the impact of changes in actuarial assumptions made at the beginning of each year. See Note 3 - Components of Pension and Other Post-Employment Benefit (OPEB) Plans Net Periodic Benefit Costs and Note 4 - Components of Coal Workers' Pneumoconiosis (CWP) and Workers' Compensation Net Periodic Benefit Costs in the Notes to the Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Other costs consist of items that are not related to the Company's mining or terminal operations. Other costs increased $7 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily attributable to $6 million of additional costs related to businesses led by CONSOL Innovations LLC, particularly the production of composite tools used in the aerospace industry, as well as other expenses incurred in both periods across various categories, none of which were individually material.

Depreciation, Depletion and Amortization

On a consolidated basis, depreciation, depletion and amortization costs were $165 million for the nine months ended September 30, 2024, compared to $183 million for the nine months ended September 30, 2023. The $18 million decrease was primarily due to additional assets becoming fully-depreciated and a decrease in the Company's asset retirement obligation expense in the period-to-period comparison.

General and Administrative Costs

On a consolidated basis, general and administrative costs were $78 million for the nine months ended September 30, 2024, compared to $80 million for the nine months ended September 30, 2023. The $2 million decrease in the period-to-period comparison was primarily related to decreased incentive-based compensation expense incurred in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This was partially offset by transaction costs related to the Merger.

Interest Expense

On a consolidated basis, interest expense, net of amounts capitalized, was $15 million for the nine months ended September 30, 2024, compared to $24 million for the nine months ended September 30, 2023. The $9 million decrease in the period-to-period comparison was primarily due to less debt outstanding, as the Company fully retired its Term Loan B and Second Lien Notes in 2023.

Operational Performance: Nine Months Ended September 30, 2024 Compared with the Nine Months Ended September 30, 2023

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

	Nine Months Ended September 30,
	2024	2023	Variance
PAMC
Total Tons Produced (in millions)	19.3	19.5	(0.2)
Total Tons Sold (in millions)	18.7	19.2	(0.5)
Average Coal Revenue per Ton Sold	$66.39	$78.85	$(12.46)
Average Cash Cost of Coal Sold per Ton(1)	$38.43	$36.03	$2.40
Average Cash Margin per Ton Sold(1)	$27.96	$42.82	$(14.86)
Adjusted EBITDA (in thousands)(1)	$481,685	$784,819	$(303,134)

CONSOL Marine Terminal
Throughput Tons (in millions)	11.5	14.2	(2.7)
Adjusted EBITDA (in thousands)(1)	$37,925	$59,324	$(21,399)

(1) Adjusted EBITDA is a non-GAAP financial measure, and average cash cost of coal sold per ton and average cash margin per ton sold are operating ratios derived from non-GAAP financial measures. See “How We Evaluate Our

Operations - Reconciliation of Non-GAAP Financial Measures” above for an explanation and reconciliation of these amounts to the nearest GAAP measures.

PAMC ANALYSIS:

Coal Production

The table below presents total tons produced (in thousands) from the Pennsylvania Mining Complex for the periods indicated:

	Nine Months Ended September 30,
Mine	2024	2023	Variance
Bailey	8,073	8,171	(98)
Enlow Fork	7,184	6,936	248
Harvey	4,024	4,398	(374)
Total	19,281	19,505	(224)

Coal production was 19.3 million tons for the nine months ended September 30, 2024, compared to 19.5 million tons for the nine months ended September 30, 2023. The PAMC's coal production decreased in the period-to-period comparison. Vessel access to, and export capability from, the CONSOL Marine Terminal was restricted on March 26, 2024 after the Francis Scott Key Bridge collapsed. As a result, the operating schedules at the PAMC mines were reduced during the first half of the second quarter of 2024. However, operating schedules were increased in the third quarter of 2024 to meet market demand, which partially offset some of the tonnage lost while operations at the CONSOL Marine Terminal were paused.

Coal Operations

Adjusted EBITDA for the nine months ended September 30, 2024 was $482 million, compared to $785 million for the nine months ended September 30, 2023. The decrease was primarily attributable to a $12.46 decrease in average coal revenue per ton sold, as well as a 0.5 million decrease in tons sold and a $2.40 increase in the average cash cost of coal sold per ton. The decrease in average coal revenue per ton sold was primarily due to weaker API2 and natural gas prices year-over-year, which put downward pressure on the Company's realizations in 2024, and higher incremental transportation costs. These transportation costs were incurred due to the Company's utilization of an alternative port because access to the CONSOL Marine Terminal was suspended as a result of the Francis Scott Key Bridge collapse. In addition, after a modest rebound in the fourth quarter of 2023, demand for the Company's product in the power generation markets was muted during the first quarter of 2024 due to mild winter weather which caused weaker commodity prices both domestically and globally. These downward pressures were partially offset by stronger PJM West day ahead power prices in the second and third quarters of 2024, specifically due to the warmer-than-normal temperatures in the PJM region. Despite the reduced export capability as a result of the Francis Scott Key Bridge collapse that occurred on March 26, 2024, the PAMC placed 10.7 million tons of coal, or 57% of its total tons sold, into the export market in the nine months ended September 30, 2024. Comparatively, in the nine months ended September 30, 2023, the PAMC placed 11.8 million tons of coal, or 61% of its total tons sold, into the export market.

Cash cost of coal sold was $718 million for the nine months ended September 30, 2024, compared to $691 million for the nine months ended September 30, 2023. The increase in the cash cost of coal sold and average cash cost of coal sold per ton was primarily due to ongoing inflationary pressures on supplies, maintenance costs and contractor labor costs compared to the prior-year period, as well as lower sales tons to absorb fixed costs on a per ton basis in the period-to-period comparison.

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

As a result of the bridge collapse, throughput volumes and revenue from those volumes were interrupted until May 20, 2024. The Company used this downtime to perform several maintenance projects originally scheduled to occur during the summer shutdown period. Accordingly, adjusted EBITDA for the nine months ended September 30, 2024 was $38 million, compared to $59 million for the nine months ended September 30, 2023. Throughput volumes at the CONSOL Marine Terminal were 11.5 million tons for the nine months ended September 30, 2024, compared to 14.2 million tons for the nine months ended September 30, 2023. CONSOL Marine Terminal revenue was $60 million for the nine months ended September 30, 2024, compared to $81 million for the nine months ended September 30, 2023.
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
During the nine months ended September 30, 2024, the Company generated cash flows from operating activities of approximately $355 million and utilized a portion of operating cash flows to repurchase outstanding shares of the Company's common stock. Our total liquidity as of September 30, 2024 was comprised of the following:

(in millions)	September 30, 2024
Cash and Cash Equivalents	$332
Short-Term Investments	84
416
Securitization Facility - Current Availability	57
Revolving Credit Facility - Current Availability	355
Less: Letters of Credit Outstanding	(179)
Total Liquidity	$649
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
Uncertainty in the financial markets brings additional potential risks to CONSOL Energy. These risks include a reduction of our ability to raise capital in the equity markets, less availability and higher costs of additional credit and potential counterparty defaults. Overall market disruptions, including as a result of recent or additional bank failures, high interest rates and sustained high inflation, may impact the Company's collection of trade receivables. As a result, CONSOL Energy regularly monitors the creditworthiness of its customers and counterparties and manages credit exposure through payment terms, credit limits, prepayments and security.

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

CONSOL Energy participates in the United Mine Workers of America (the “UMWA”) Combined Benefit Fund and the UMWA 1992 Benefit Plan for which benefits are reflected in the Company's consolidated financial statements when paid. These benefit arrangements may result in additional liabilities that are not recognized on the Consolidated Balance Sheet at September 30, 2024. The various multi-employer benefit plans are discussed in Note 17—Other Employee Benefit Plans in the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. CONSOL Energy's total contributions under the Coal Industry Retiree Health Benefit Act of 1992 were $2 million and $3 million for the nine months ended September 30, 2024 and 2023, respectively. Based on available information at December 31, 2023, CONSOL Energy's aggregate obligation for the UMWA Combined Benefit Fund and 1992 Benefit Plan is estimated to be approximately $33 million. CONSOL Energy also uses a combination of surety bonds, corporate guarantees and letters of credit to secure its financial obligations for employee-related, environmental, performance and various other items which are not reflected on the Consolidated Balance Sheet at September 30, 2024. Management believes these items will expire without being funded. See Note 13—Commitments and Contingent Liabilities in the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CONSOL Energy.

Cash Flows (in millions)

	Nine Months Ended September 30,
	2024	2023	Change
Cash Provided by Operating Activities	$355	$639	$(284)
Cash Used in Investing Activities	$(135)	$(196)	$61
Cash Used in Financing Activities	$(94)	$(554)	$460
Cash provided by operating activities decreased $284 million in the period-to-period comparison, primarily due to the overall decrease in earnings at the PAMC and the CONSOL Marine Terminal and other working capital changes that occurred throughout both periods. The decrease in PAMC and CONSOL Marine Terminal earnings was partially due to the decrease in average PAMC coal revenue per ton sold, as well as the financial impact of the Francis Scott Key Bridge collapse.
Cash used in investing activities decreased $61 million in the period-to-period comparison, primarily due to a net investment of approximately $78 million in U.S. Treasury securities during the nine months ended September 30, 2023. Capital expenditures increased $19 million primarily due to additional equipment-related expenditures and rebuilds during the nine months ended September 30, 2024. The Company's capital expenditures are set forth below.

	Nine Months Ended September 30,
	2024	2023	Change
Equipment Purchases and Rebuilds	$63	$50	$13
Building and Infrastructure	50	41	9
Solid Waste Disposal Project	14	20	(6)
IS&T Infrastructure	3	1	2
Other	7	6	1
Total Capital Expenditures	$137	$118	$19
Cash used in financing activities decreased $460 million in the period-to-period comparison primarily driven by a $206 million decrease in share repurchases. Cash outflows related to CONSOL Energy share repurchases totaled $71 million in the nine months ended September 30, 2024, compared to $277 million in the nine months ended September 30, 2023. The change in the period-to-period comparison is also due to a $174 million decrease in net payments on indebtedness. Payments totaling $163 million were made toward the Company's outstanding Term Loan B and Second Lien Notes during the nine months ended September 30, 2023, which were fully paid off in the second quarter of 2023 and the third quarter of 2023, respectively. Additionally, dividend payments decreased $67 million year-over-year.

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
The Company's first lien gross leverage ratio was 0.02 to 1.00 at September 30, 2024. The Company's total net leverage ratio was (0.31) to 1.00 at September 30, 2024. The Company's fixed charge coverage ratio was 2.88 to 1.00 at September 30, 2024. Accordingly, the Company was in compliance with all of its financial covenants under the Revolving Credit Facility as of September 30, 2024.
The Revolving Credit Facility contains customary events of default, including with respect to a failure to make payments when due, cross-default and cross-judgment default and certain bankruptcy and insolvency events.
At September 30, 2024, there were no borrowings outstanding under the Revolving Credit Facility and the facility is currently only used for providing letters of credit, with $124 million of letters of credit outstanding, leaving $231 million of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. CONSOL Energy sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.

Securitization Facility
At September 30, 2024, CONSOL Energy and certain of its U.S. subsidiaries are parties to a trade accounts receivable securitization facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable. In July 2022, the securitization facility was amended to, among other things, extend the maturity date to July 29, 2025.
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
At September 30, 2024, eligible accounts receivable yielded $57 million of borrowing capacity. At September 30, 2024, the facility had no outstanding borrowings and approximately $55 million of letters of credit outstanding, leaving $2 million of unused capacity. Costs associated with the receivables facility were less than $1 million for the three months ended September 30, 2024. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.
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
Material Cash Requirements
CONSOL Energy expects to make payments of $120 million on its long-term debt obligations, including interest, in the next 12 months if it does not successfully refinance the MEDCO revenue bonds, which have an outstanding balance of $103 million. Refer to Note 13 – Long-Term Debt of our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information concerning material cash requirements in future years.
CONSOL Energy expects to make payments of $6 million on its operating and finance lease obligations, including interest, in the next 12 months. Refer to Note 14 – Leases of our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information concerning material cash requirements in future years.
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
Debt
At September 30, 2024, CONSOL Energy had total long-term debt and finance lease obligations of $197 million outstanding, including the current portion of $112 million. This long-term debt consisted of:
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
•An aggregate principal amount of $9 million of finance leases with a weighted average interest rate of 6.62%.
•Advanced royalty commitments of $6 million with a weighted average interest rate of 8.80% per annum.
•An aggregate principal amount of $4 million of other debt arrangements.
At September 30, 2024, CONSOL Energy had no borrowings outstanding and approximately $124 million of letters of credit outstanding under the $355 million senior secured Revolving Credit Facility. At September 30, 2024, CONSOL Energy had no borrowings outstanding and approximately $55 million of letters of credit outstanding under the $100 million securitization facility.
Stock and Debt Repurchases
In December 2017, CONSOL Energy’s Board of Directors approved a program to repurchase, from time to time, the Company's outstanding shares of common stock or its Second Lien Notes. Since the program's inception, the Company's Board of Directors has subsequently amended the program several times. The most recent amendment occurred in April 2023, in which the aggregate limit of the Company's repurchase authority was raised to $1 billion. The program terminates on December 31, 2024. The Company has suspended share repurchases until the Merger is completed (see Note 17 - Proposed Merger in the Notes to the Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information).
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
During the nine months ended September 30, 2024, the Company repurchased and retired 747,351 shares of the Company's common stock at an average price of $89.49 per share.
Total Equity and Dividends
Total equity attributable to CONSOL Energy was $1,529 million at September 30, 2024 and $1,343 million at December 31, 2023. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.
The declaration and payment of dividends by CONSOL Energy is at the discretion of CONSOL Energy's Board of Directors. The Revolving Credit Facility includes certain covenants limiting the Company's ability to declare and pay dividends. In addition, under the Merger Agreement, the Company is permitted to pay quarterly dividends of no more than $0.25 per share to its stockholders during the pendency of the Merger.
On November 5, 2024, CONSOL Energy announced a $0.25/share dividend in an aggregate amount of approximately $7 million, payable on November 26, 2024 to all stockholders of record as of November 15, 2024.
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
•the ability to obtain the requisite approvals for the Merger;
•the risk that an event, change or other circumstances could give rise to the termination of the Merger Agreement;
•the risk that a condition to closing of the Merger may not be satisfied on a timely basis or at all;
•the length of time necessary to close the proposed Merger;
•the risk that the businesses of the Company and Arch will not be integrated successfully after the closing of the Merger;
•the risk that the anticipated benefits of the Merger may not be realized or may take longer to realize than expected;
•the risk of litigation related to the proposed Merger; and
•other unforeseen factors.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy's principal executive officer and principal financial officer, evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CONSOL Energy's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2024 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy's management, including CONSOL Energy's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this quarterly report, including the risk factors set forth below relating to the Merger, you should carefully consider the factors described in “Part 1 - Item 1A. Risk Factors” of CONSOL Energy's 2023 Form 10-K, as updated by any subsequent Form 10-Qs. These described risks are not the only risks the Company faces. Additional risks and uncertainties not currently known to CONSOL Energy or that the Company currently deems to be immaterial also may materially adversely affect CONSOL Energy's business, financial condition and/or operating results.
The Merger may not be completed, and the Merger Agreement may be terminated in accordance with its terms.

The Merger is subject to a number of conditions that must be satisfied or waived prior to the completion of the Merger. These conditions may not be satisfied or waived in a timely manner or at all, and, accordingly, the Merger may be delayed or may not be completed.
In addition, if the Merger is not completed by August 20, 2025 (which date may be extended to November 20, 2025 in certain circumstances), either the Company or Arch may choose not to proceed with the Merger by terminating the Merger Agreement, and the parties can mutually decide to terminate the Merger Agreement at any time, before or after stockholder approval. In addition, the Company and Arch may elect to terminate the Merger Agreement in certain other circumstances as described in the Merger Agreement.

The Merger Agreement limits the Company’s ability to pursue alternatives to the Merger, may discourage other companies from trying to acquire the Company and, in specified circumstances, could require the Company to pay Arch a termination fee.

The Merger Agreement contains provisions that may discourage a third party from submitting a competing proposal that might result in greater value to the Company’s stockholders than the Merger, or may result in a potential acquirer of the Company proposing to pay a lower per share price to acquire the Company than it might otherwise have proposed to pay. These provisions include a general prohibition on the Company soliciting or, subject to certain exceptions relating to the exercise of fiduciary duties by the Company’s Board of Directors, entering into discussions with any third party regarding any competing proposal. Further, even if the Company’s Board of Directors withholds, withdraws, qualifies or modifies its recommendation to stockholders with respect to the Company’s merger-related stockholder proposals, unless the Merger Agreement has been terminated in accordance with its terms, the Company will still be required to submit such proposals to a vote by the Company’s stockholders. The Merger Agreement further provides that under specified circumstances, the Company may be required to pay Arch a cash termination fee of $82 million.
Failure to complete the Merger could negatively impact the price of shares of CONSOL common stock, as well as the Company’s future businesses and financial results.

The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Merger. There can be no assurance that all of the conditions to the completion of the Merger will be satisfied or waived. If these conditions are not satisfied or waived, the Merger will not be completed.
If the Merger is not completed for any reason, including the failure to receive the required approvals of the Company’s stockholders or Arch’s stockholders, the Company’s businesses and financial results may be adversely affected and, without realizing any of the benefits of having completed the Merger, the Company would be subject to a number of risks, including as follows:
•the Company may experience negative reactions from the financial markets, including negative impacts on the market price of CONSOL common stock;
•the Company and its subsidiaries may experience negative reactions from their respective customers, distributors, suppliers, vendors, landlords, joint venture participants and other third parties with whom they do business, which in turn could affect the Company’s marketing operations or their ability to compete for new business or obtain renewals in the marketplace more broadly;
•the Company may experience negative reactions from employees;
•the Company will still be required to pay certain significant costs relating to the Merger, such as legal, accounting, financial advisor and printing fees; and
•the Company will have expended time and resources that could otherwise have been spent on the Company’s existing businesses and the pursuit of other opportunities that could have been beneficial to the Company, and the Company’s ongoing business and financial results may be adversely affected.

Uncertainties associated with the Merger may cause a loss of management personnel and other key employees of the Company and Arch, which could adversely affect the future business and operations of the combined company following the Merger or, in the event the Merger is not completed, the Company.

Each of the Company and Arch depends on the experience and industry knowledge of its officers and other key employees to execute its business plans. The success of the combined company after the Merger will depend in part on its ability to retain key management personnel and other key employees. Current and prospective employees of the Company and Arch may experience uncertainty about their roles within the combined company following the Merger or other concerns regarding the timing and completion of the Merger or the operations of the combined company following the Merger, any of which may have an adverse effect on the ability of the Company and Arch to retain or attract key management and other key personnel. If the Company or Arch is unable to retain personnel, including the Company’s or Arch’s key management, who are critical to the future operations of the companies, the Company and Arch could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment and training costs. In addition, the loss of key Company and Arch personnel could diminish the anticipated benefits of the Merger. No assurance can be given that the combined company following the Merger will be able to retain or attract key management personnel and other key employees of the Company and Arch to the same extent that the Company and Arch have previously been able to retain or attract their own employees. These same risks apply to the ability of the Company to retain its key management personnel and other key employees, in the event the Merger is not completed.

The business relationships of the Company and Arch may be subject to disruption due to uncertainty associated with the Merger, which could have a material effect on the business, financial condition, cash flows and results of operations of the Company or the combined company following the Merger.

Parties with which the Company or Arch do business may experience uncertainty associated with the Merger, including with respect to current or future business relationships with the Company, Arch or the combined company following the Merger. The Company’s and Arch’s business relationships may be subject to disruption as customers, distributors, suppliers, vendors, landlords, joint venture participants and other third parties with whom they do business may attempt to delay or defer entering into new business relationships, negotiate changes in existing business relationships or consider entering into business relationships with parties other than the Company, Arch or the combined company following the Merger. These disruptions could have a material and adverse effect on the business, financial condition, cash flows and results of operations of the Company, regardless of whether the Merger is completed, as well as a material and adverse effect on the combined company’s ability to realize the expected cost savings and other benefits of the Merger. The risk, and adverse effects, of any disruption could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement.
The Merger Agreement subjects the Company to restrictions on its business activities prior to the effective time of the Merger.

The Merger Agreement restricts the Company from entering into certain corporate transactions and taking other specified actions without the consent of Arch, and generally requires the Company to continue its operations in the ordinary course through the completion of the Merger. These restrictions could be in place for an extended period of time if completion of the Merger is delayed and could prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the Merger.
The Company is expected to incur significant costs in connection with the Merger and integration of the two companies, which may be in excess of those anticipated by the Company.

The Company has incurred and expects to continue to incur a number of non-recurring costs associated with negotiating and completing the Merger and combining the operations of the two companies. These expenses have been, and will continue to be, substantial. The substantial majority of non-recurring expenses will consist of transaction costs related to the Merger and include, among others, employee retention costs, fees paid to financial, legal and accounting advisors, severance and benefit costs, filing fees and debt restructuring costs. Many of these costs will be borne by the Company even if the Merger is not completed.
The Company will also incur transaction costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. Expectations that the combined company will offset integration-related costs over time by the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may not be achieved in the near term, or at all. The costs described above, as well as other unanticipated costs and expenses, could adversely affect the financial condition, cash flows and operating results of the combined company following the completion of the Merger.
Litigation relating to the Merger, if any, could result in an injunction preventing the completion of the Merger and/or substantial costs.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements like the Merger Agreement. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on the Company’s and Arch’s respective liquidity and financial condition. Lawsuits that may be brought against the Company, Arch or their respective directors could also seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the Merger Agreement already implemented and to otherwise enjoin the parties from consummating the Merger. One of the conditions to the closing of the Merger is that no injunction by any governmental entity having jurisdiction over the Company, Arch or Merger Sub has been entered and continues to be in effect and no law has been adopted, in either case, that prohibits the closing of the Merger. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, that injunction may delay or prevent the Merger from being completed within the expected timeframe or at all, which may adversely affect the Company’s and Arch’s respective business, financial condition, cash flows and results of operations. In addition, either the Company or Arch may terminate the Merger Agreement if any governmental entity having jurisdiction over the Company, Arch or Merger Sub has issued any order, decree, ruling or injunction permanently prohibiting the closing of the Merger that has become final and non-appealable or if any law has been adopted that permanently prohibits the closing of the Merger, so long as the Company’s or Merger Sub’s (in the case of a termination by the Company) or Arch’s (in the case of a termination by Arch) failure to fulfill any material covenant or agreement under the Merger Agreement has not been the cause of, materially contributed to or resulted in such order, decree, ruling, injunction or other action.
There can be no assurance that any of the defendants would be successful in the outcome of any potential future lawsuits. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is completed may adversely affect the combined company’s business, financial condition, cash flows and results of operations.
If the Merger is completed, the failure to integrate the businesses and operations of the Company and Arch successfully in the expected time frame may adversely affect the combined company’s future results.

The Company and Arch have operated and, until the completion of the Merger, will continue to operate independently. If the Merger is completed, their respective businesses may not be integrated successfully. It is possible that the integration process could result in the loss of key Company employees or key Arch employees; the loss of customers, service providers, vendors or other business counterparties, the disruption of either company’s or both companies’ ongoing businesses, inconsistencies in standards, controls, procedures and policies, potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with and following completion of the Merger; or higher-than-expected integration costs and an overall post-completion integration process that takes longer than originally anticipated.
In addition, at times the attention of certain members of either company’s or both companies’ management and resources may be focused on completion of the Merger and the integration of the businesses of the two companies and diverted from day-to-day business operations or other opportunities that may be beneficial, which may disrupt each company’s ongoing operations and the operations of the combined company.
Furthermore, if the Merger is completed, the board of directors and executive leadership of the combined company will consist of former directors from each of the Company and Arch and former executive officers from each of the Company and Arch, respectively. Combining the boards of directors and management teams of each company into a single board and a single management team could require the reconciliation of differing priorities and philosophies.
If the Merger is completed, the combined company may fail to realize all of the anticipated benefits of the Merger.

The success of the Merger, if it is completed, will depend, in part, on the Company’s ability to realize the anticipated benefits and cost savings from combining the Company’s and Arch’s businesses and operational synergies. The anticipated benefits and cost savings of the Merger may not be realized fully or at all, may take longer to realize than expected, or could have other adverse effects that the Company does not currently foresee, in which case, among other things, the Merger may not be accretive to free cash flow and may not generate significant discretionary cash flow to return to stockholders via share buybacks or other means. Some of the assumptions that the Company has made, such as the achievement of the anticipated benefits related to the geographic, commodity and asset diversification and the expected size, scale, inventory and financial strength of the combined company, may not be realized if the Merger is completed. The integration process may result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies. In addition, there could be potential unknown liabilities and unforeseen expenses associated with the Merger that could adversely impact the combined company.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no repurchases of the Company's equity securities during the three months ended September 30, 2024. In December 2017, CONSOL Energy's Board of Directors approved a program to repurchase, from time to time, the Company's outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025. Since the inception of the program, CONSOL Energy Inc.'s Board of Directors has amended the program on several separate occasions. As a result of such amendments, the Company may now repurchase up to $1 billion of its stock and debt until December 31, 2024. As of November 5, 2024, approximately $310 million remained available under the stock and debt repurchase program. The Company has suspended share repurchases until the Merger is completed.
Limitation on Payment of Dividends

The Revolving Credit Facility includes certain covenants limiting the Company's ability to declare and pay dividends. In addition, under the Merger Agreement, the Company is permitted to pay quarterly dividends of no more than $0.25 per share to its stockholders during the pendency of the Merger.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report on Form 10-Q.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans

Our executive officers and directors may from time to time enter into plans or arrangements for the purchase or sale of our Common Stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibits	Description	Method of Filing

2.1	Agreement and Plan of Merger, dated August 20, 2024, among CONSOL Energy Inc., Mountain Range Merger Sub Inc. and Arch Resources, Inc. †	Filed as Exhibit 2.1 to Form 8-K (File No. 001-38147) filed on August 21, 2024

10.1	Waiver, Acknowledgement and Amendment, dated August 20, 2024, by and between CONSOL Energy Inc. and James A. Brock	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on August 21, 2024

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

95	Mine Safety and Health Administration Safety Data	Filed herewith

101	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2024, furnished in Inline XBRL)	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL)	Contained in Exhibit 101
† Schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. CONSOL hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOL ENERGY INC.

November 5, 2024	By:	/s/ JAMES A. BROCK
James A. Brock
Director, Chief Executive Officer (Principal Executive Officer)

November 5, 2024	By:	/s/ MITESHKUMAR B. THAKKAR
Miteshkumar B. Thakkar
Chief Financial Officer and President (Principal Financial Officer)

November 5, 2024	By:	/s/ JOHN M. ROTHKA
John M. Rothka
Chief Accounting Officer (Principal Accounting Officer)