Form 10-K
period 2024-12-31
Core Natural Resources, Inc.
filed 2025-02-20
CIK 1710366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _______
Commission file number: 001-38147

Core Natural Resources, Inc.
(Exact name of registrant as specified in its charter)

Delaware	82-1954058
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
275 Technology Drive Suite 101
Canonsburg, PA 15317-9565
(724) 416-8300
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

CONSOL Energy Inc.
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($0.01 par value)	CNR	New York Stock Exchange
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

The aggregate value of common stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $2,937,936,190 as of June 30, 2024, the last business day of the registrant's most recently completed second fiscal quarter, based on the reported closing price of the common stock as reported on The New York Stock Exchange on such date.
The number of shares outstanding of the registrant's common stock as of January 31, 2025 was 54,016,722 shares.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of Core Natural Resources, Inc.'s Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed within 120 days of the end of the registrant's fiscal year are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

PART I
Explanatory Note
On January 14, 2025, CONSOL Energy Inc., a Delaware corporation, completed its previously announced all-stock merger of equals transaction (the “Merger”) with Arch Resources, Inc., a Delaware corporation (“Arch”), pursuant to that certain Agreement and Plan of Merger, dated as of August 20, 2024 (the “Merger Agreement”), by and among CONSOL Energy Inc., Mountain Range Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of CONSOL Energy Inc. (“Merger Sub”), and Arch. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Arch, with Arch continuing as the surviving corporation and as a wholly-owned subsidiary of the Company. Additionally, pursuant to the Merger Agreement, the Company was renamed “Core Natural Resources, Inc.” and began trading under the ticker symbol “CNR” on January 15, 2025.
Since the Merger occurred subsequent to the end of the reporting period, unless otherwise specifically noted, information set forth herein does not include the information of Arch. Accordingly, unless otherwise specifically noted, references herein to “Core Natural Resources,” “Core,” “we,” “our,” “us,” “our Company” and “the Company” refer only to Core and its subsidiaries prior to the Merger and do not include Arch and its subsidiaries.
Important Definitions Referenced in this Annual Report
•“Core Natural Resources,” “Core,” “we,” “our,” “us,” “our Company” and “the Company” refer to Core Natural Resources, Inc. (formerly known as CONSOL Energy Inc.) and its subsidiaries prior to the Merger (unless otherwise specifically noted herein);
•“Arch” refers to Arch Resources, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company following the Merger;
•“Beckley” refers to the Company's low-vol metallurgical coal mine located in Raleigh County, West Virginia;
•“Black Thunder” refers to the Company's surface mining complex located in Campbell County, Wyoming, consisting of four active pit areas and two active loadout facilities;
•“Btu” refers to one British thermal unit;
•“Coal Creek” refers to the Company's surface mining complex located in Campbell County, Wyoming, consisting of one active pit area and a loadout facility;
•“coal reserves” refer to the Company's proven and probable coal reserves as defined by Section 1300 et. seq. of Regulation S-K that could be economically mineable, after taking into account modifying factors, including mining recovery and preparation plant yield;
•“CONSOL Marine Terminal” refers to the Company's terminal operations located in the Port of Baltimore, Maryland;
•“Dominion Terminal” refers to the ground storage-to-vessel coal transloading facility in Newport News, Virginia operated by Dominion Terminal Associates LLP (“DTA”), a limited liability partnership, in which the Company owns a 35% interest;
•“former parent” refers to CNX Resources Corporation and its consolidated subsidiaries;
•“Greenfield Reserves and Resources” refer to those undeveloped reserves and resources owned by the Company in the Northern Appalachian, Central Appalachian and Illinois basins that are not associated with the Pennsylvania Mining Complex or the Itmann Mining Complex;
•“Itmann Mining Complex” refers to the Company's Itmann No. 5 metallurgical coal mine and coal preparation plant located in Wyoming County, West Virginia, and surrounding reserves to be processed and sold through the Itmann Mining Complex coal preparation plant;
•“Leer” refers to Arch's longwall operation located in Taylor County, West Virginia;
•“Leer South” refers to Arch's longwall operation in the Lower Kittanning seam with a preparation plant and a loadout facility located in Barbour County, West Virginia;

•“Merger” refers to the Company's all-stock merger of equals transaction with Arch that closed on January 14, 2025;
•“Merger Agreement” refers to the Agreement and Plan of Merger, dated as of August 20, 2024, by and among CONSOL Energy Inc., Mountain Range Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of CONSOL Energy Inc., and Arch;
•“mmBtu” refers to one million British thermal units;
•“Mountain Laurel” refers to Arch's underground mining complex located in Logan County and Boone County, West Virginia;
•“Pennsylvania Mining Complex” or “PAMC” refers to the Bailey, Enlow Fork and Harvey coal mines, the Central Preparation Plant, and related coal reserves, assets and operations located in southwestern Pennsylvania and northern West Virginia; and
•“West Elk” refers to Arch's mining complex located in Gunnison County, Colorado.

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
•alternative steel production technologies that may reduce demand for our coal;
•the availability and reliability of transportation facilities and other systems that deliver our coal to market and fluctuations in transportation costs;
•a loss of our competitive position;
•foreign currency fluctuations that could adversely affect the competitiveness of our coal abroad;
•the risks related to the fact that a significant portion of our production is sold in international markets (and may grow) and our compliance with export control and anti-corruption laws;
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
•the effects of our securities being excluded from certain investment funds as a result of environmental, social and corporate governance (“ESG”) practices;
•the effects of global conflicts on commodity prices and supply chains;
•the effect of new or existing laws or regulations or tariffs and other trade measures;
•our inability to find suitable joint venture partners or acquisition targets or integrating the operations of future acquisitions into our operations;
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
•uncertainty as to whether we will repurchase shares of our common stock;
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

ITEM 1.    Business
General
We are a world-class producer and exporter of high-quality, low-cost coals, including metallurgical and thermal coals. With a focus on seaborne markets, we play an essential role in meeting the world's growing need for steel, infrastructure and energy, and have ownership interests in two marine export terminals.

We and our predecessors have been mining coal, primarily in the Appalachian Basin, since 1864. The Company was incorporated in Delaware on June 21, 2017 and became an independent, publicly-traded company on November 28, 2017 when our former parent separated its coal business and natural gas business into two independently traded public companies.
On January 14, 2025, Core Natural Resources, Inc. (formerly known as CONSOL Energy Inc.), a Delaware corporation, completed its previously announced all-stock merger of equals transaction with Arch pursuant to the Merger Agreement. Additionally, pursuant to the Merger Agreement, the Company was renamed “Core Natural Resources, Inc.” and began trading under the ticker symbol “CNR” on January 15, 2025.
The address of our principal executive offices is 275 Technology Drive, Suite 101, Canonsburg, Pennsylvania 15317. We maintain a website at http://www.corenaturalresources.com/. The information contained in or connected to the website will not be deemed to be incorporated in this document, and you should not rely on any such information in making an investment decision.
All dollar amounts discussed in this section are in millions of U.S. dollars, except for per share amounts, and unless otherwise indicated.
Our Mission
The Company's mission is to become the world's leading provider of essential coal-based natural resources in support of human progress. We are committed to providing essential coal-based products necessary for infrastructure development, urbanization, transportation and reliable and affordable power generation. In doing so, we enable global prosperity and enhance the quality of life for people around the world. We are dedicated to the responsible utilization of vital natural resources. In doing so, we are committed to safe and sustainable practices that aim to reduce our environmental footprint, enhance our operations and create opportunities for our business and stakeholders. Our values of safety, sustainability, and continuous improvement are the foundation of the Company’s identity and are the basis for how management defines continued success. We believe the Company’s rich resource base, coupled with these values, will allow management to create value for the long-term. We believe that the use of coal in industrial applications, including but not limited to the steel-making process, and as a fuel source for electricity will continue for many years.
Our Strategy
Following the Merger, the Company’s near-term strategy is focused on promptly and effectively integrating historic Arch with CONSOL Energy's business, assets and employees. The integration is expected to deliver future annual cost savings and synergies to the Company and its stockholders.
At the same time, the Company continues to be focused on driving long-term value for its stakeholders and maximizing cash flow generation through the safe, compliant and efficient operation of our business, while maintaining a strong balance sheet and liquidity, returning capital through share buybacks and/or dividends and, when prudent, allocating capital toward compelling growth and diversification opportunities.
The Merger furthers this vision by combining best-in-sector metallurgical and thermal coal operating platforms anchored by high-quality, low-cost, long-lived longwall coal-mining assets. Following the Merger, the Company has broad and diverse assets that produce coal with qualities and blends capable of serving multiple growth markets and geographies. In addition, the Company has strong North American logistics and export capabilities through ownership interests in two East Coast terminals and longstanding relationships with West Coast and Gulf Coast ports. The Company believes that the Merger will provide ongoing cash generation through a strong contracted thermal coal position from the PAMC coupled with meaningful opportunities through Arch’s metallurgical coal platform. Through this, the Company has the potential to return significant capital to stockholders while simultaneously making strategic investments in innovation and growth.

Opportunistically grow our presence in the industrial and metallurgical markets, while preserving coal sales to rail-served power plants in strategic market areas

We plan to minimize our market risk and maximize realizations by continuing to focus on placing a growing portion of our production in the export markets, where we sell to industrial, metallurgical and power generation end-users. This approach provides us pricing upside when markets are strong and with volume stability when markets are weak.

Prior to the Merger, approximately 57% of the Company’s 2024 sales tons were sold to export markets and 43% were sold to domestic customers. Of the 2024 sales tons, 49% were sold in the electric power generation market, 33% were sold in the industrial market and 18% were sold in the metallurgical market. Through the Merger, we spring-boarded our plan to minimize market risk and maximize realizations via the combination of complementary coal types and increased access to the seaborne markets. Following the Merger, the Company has broad and diverse assets that produce coal with qualities and blends capable of serving multiple growth markets and geographies. In addition, the Company has strong North American logistics and export capabilities through ownership interests in two East Coast terminals and longstanding relationships with West Coast and Gulf Coast ports. The Company believes that the Merger will provide ongoing cash generation through a strong contracted thermal coal position from the PAMC coupled with meaningful opportunities through Arch’s metallurgical coal platform.

Drive operational excellence through safety, compliance, and continuous improvement

We continue to focus on our values of safety, sustainability and continuous improvement. Historically, the PAMC has been one of the most productive, lowest-cost underground mines in the coal industry, while simultaneously setting some of the industry’s highest standards for safety and compliance. Over the past five years, our PAMC Mine Safety and Health Administration (“MSHA”) total reportable incident rate was approximately 53% lower than the national average underground bituminous coal mine incident rate. Furthermore, the PAMC MSHA significant and substantial (“S&S”) citation rate per 100 inspection hours was approximately 79% lower than the industry’s average MSHA S&S citation rate over the twelve-month period ended December 31, 2024. Prior to the Merger, Arch was also viewed as a demonstrated leader in mine safety, with an average lost-time incident rate during the past five years that was more than 2.5 times better than the industry average.

We believe that our focus on safety and compliance promotes greater reliability in our operations, which fosters long-term customer relationships and lower operating costs that support higher margins. Consistent with our core value of continuous improvement, productivity at the PAMC has improved from 6.27 tons per employee hour in 2015 to 7.34 tons per employee hour in 2024. We intend to continue to grow the economic competitiveness of our operations by proactively identifying, pursuing and implementing efficiency improvements and new technologies that can drive down unit costs without compromising safety or compliance.

Preserve and Increase Cash Generation

The Company has generated significant cash from operations since becoming a publicly-traded company. We believe that the Merger further positions the Company to continue to generate significant cash from operations across a range of market environments through the combination of revenue from contracted thermal coal production and sales coupled with a strong metallurgical coal platform.

Maintain Liquidity and Ability to Access Capital Markets

We constantly seek to improve our capital market capacity to provide additional funds, if needed, to grow our business. We believe that our Company can access capital markets to raise debt and equity financing from time to time depending on the market conditions.

The Company and Arch historically have successfully accessed the municipal bond markets, and the Company expects to continue to be able to access these markets following the Merger.

In addition, on January 14, 2025, and in connection with the Merger, the Company entered into an amendment to its existing revolving credit facility. The amendment increases the available revolving commitments from $355 million to $600 million and extends the maturity date of the facility to April 30, 2029. The revolving credit facility now includes participation from 22 banks, including nine new lenders, and 37% of the total commitments come from new lenders, while 63% are from existing lenders. Additionally, the Company reduced the annual interest rate by 75 bps while further enhancing financial flexibility.

Also, on January 14, 2025, and in connection with the Merger, a subsidiary of Arch, Arch Receivable Company, LLC, as seller, and another subsidiary of Arch, Arch Coal Sales Company, Inc., as initial servicer, amended Arch’s receivables purchase agreement, which supports the issuance of letters of credit and requests for cash advances. The amendment permits the receivables purchase agreement to remain outstanding following consummation of the Merger, including by amending the change of control provisions thereunder.

Selectively grow our business to maximize stockholder value by capitalizing on synergies with our assets and expertise

We plan to judiciously direct the cash generated by our operations toward those opportunities that present the greatest potential for value creation to our stockholders, particularly those that take advantage of synergies with our asset base and/or the expertise of our management team. To that end, we intend to regularly and rigorously evaluate opportunities both for organic growth and for acquisitions, joint ventures and other business arrangements that complement our operations. For example, we are actively engaged in continuous improvement or research and development projects to improve the productivity of our mining operations through the use of technology, automation, data visualization and analytics.

Our management team has extensive experience in developing, operating and marketing a wide variety of coal assets and, we believe, is well qualified to evaluate organic and external growth opportunities. We plan to carefully weigh any capital investment decisions against alternate uses of the cash to help ensure we are delivering the most value to our stockholders.

We are also pursuing a variety of alternative and innovative uses of coal to diversify our business. These activities are led by CONSOL Innovations LLC, our wholly-owned subsidiary with operations located in Triadelphia, WV, which is focused on creating long-term growth and diversification opportunities through sustainable innovations in the carbon products and materials and carbon management markets. For example, in 2022, we acquired the remaining equity stake in CFOAM Corp. (“CFOAM”), which manufactures high-performance carbon foam products from coal that can be used in the aerospace, military, industrial and commercial product markets. In 2023, we acquired the assets of Touchstone Advanced Composites (“TAC”), an innovative composite tooling supplier for the aerospace industry that uses our CFOAM product. Also in 2023, we expanded our research and development activities that are focused on using coal and coal mining/preparation plant waste streams for battery applications, including the development of battery electrode materials. In 2024, we installed approximately 2,500 linear feet of our coal plastic composite decking product across several applications and entered aerospace parts manufacturing with the sale of our first TAC-manufactured parts. Additionally, two projects supported by our Innovations team were included on Time Magazine's list of the 200 best inventions of 2024.

We also continue to partner with Ohio University, the U.S. Department of Energy and certain other industry partners on several projects to develop coal-derived materials that can potentially be used in applications such as engineered composite building materials and three-dimensional printing. Another initiative, our 21st Century Power Plant project, is also receiving funding from the Department of Energy to evaluate a next-generation power plant that would be fueled by waste coal and biomass and equipped with carbon dioxide (CO2) capture and storage to achieve net neutral or negative CO2 emissions. In addition, our Department of Energy-sponsored REMEDY project seeks to develop an efficient, safe and cost-effective technology for mitigation of mine ventilation air methane that, if successful, could have broader market applicability.

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

Our Competitive Strengths
We believe we are well-positioned to successfully execute our business strategies because of the following competitive strengths:

Focus on free cash flow generation supported by strong margins and optimized production levels
We intend to continue our focus on maintaining high margins by optimizing production from our high-quality reserves and leveraging our extensive logistics infrastructure and broad market reach. Following the Merger, the Company has broad and diverse assets that produce coal with qualities and blends capable of serving multiple growth markets and geographies. Following the Merger, the Company has strong North American logistics and export capabilities through ownership interests in two East Coast terminals and longstanding relationships with West Coast and Gulf Coast ports. The Company believes that the Merger will provide ongoing cash generation through a strong contracted thermal coal position from the PAMC coupled with meaningful opportunities through Arch’s metallurgical coal platform.

For example, the PAMC’s low-cost structure, high-quality product, favorable access to rail and port infrastructure and diverse base of end-use customers allow it to move large volumes of coal at positive cash margins throughout a variety of market conditions. Additionally, the Leer franchise consistently ranks among the lowest cost U.S. metallurgical mines and produces a product quality that is recognized and sought-after worldwide. The Leer and Leer South operations are complemented by the Beckley and Mountain Laurel continuous miner mines, which in aggregate provide us with a full suite of high-quality metallurgical products for sale into the global metallurgical market. Additionally, the location of Arch’s mines enables us to ship coal to most of the major coal-fueled power plants in the United States. Furthermore, our ability to enter into multi-year contracts with our longstanding customer base, as well as strategic industrial export customers, will enhance our ability to generate high margins in varied commodity price environments.

Extensive, High-Quality Reserve Base

The PAMC has extensive high-quality reserves of bituminous coal. We mine our reserves from the Pittsburgh No. 8 Coal Seam, which is a large contiguous formation of high-Btu coal that is ideal for high-productivity, low-cost longwall operations. As of December 31, 2024, the PAMC included 557.6 million tons of recoverable coal reserves that are sufficient to support approximately 20 years of full-capacity production. The advantageous qualities of our coal enable us to compete for demand from a broader range of the global industrial and power generation markets. In addition to the substantial reserve base associated with the PAMC, our Itmann Mining Complex includes 27.5 million tons of recoverable coal reserves that are sufficient to support more than 30 years of full-capacity production, and our 1.3 billion tons of Greenfield Reserves and Resources in the Northern Appalachian Basin (“NAPP”), the Central Appalachian Basin (“CAPP”) and the Illinois Basin (“ILB”) feature both thermal and metallurgical reserves and resources and provide additional optionality for organic growth or monetization as market conditions allow.

World-Class, Well-Capitalized, Low-Cost Longwall Mining Complexes
Based on production per employee, the PAMC is a productive and efficient coal mining complex in NAPP, averaging 7.37 tons of coal production per employee hour for the past two years. We believe our substantial capital investment in the PAMC will enable us to maintain high production volumes, low operating costs and a strong safety and environmental compliance record, which we believe are key to supporting stable financial performance and cash flows throughout business and commodity price cycles.

Additionally, the Leer and Leer South longwall mines that we acquired through the Merger anchor our large-scale, first quartile metallurgical franchise. The Leer franchise consistently ranks among the lowest cost U.S. metallurgical mines and produces a product quality that is recognized and sought-after worldwide.

Strategically Located Mining Operations with Advanced Distribution Capabilities and Excellent Access to Key Logistics Infrastructure
Our logistics infrastructure and proximity to coal-fired power plants in the eastern United States provides us with operational and marketing flexibility, reduces the cost to deliver coal to our core markets and allows us to realize higher free-on-board (“FOB”) mine prices. We believe that we have a significant transportation cost advantage compared to many of our competitors, particularly producers in the ILB and the Powder River Basin (“PRB”), for deliveries to customers in our core markets and to East Coast ports for international shipping. For example, based on publicly available data and internal estimates, we believe that the transportation cost advantage from our mines compared to ILB mines (not accounting for Btu differences) is approximately $5 to $8 per ton for coal delivered to foreign consumers in Europe and India, and an even more pronounced cost advantage for coal delivered to domestic customers in the mid-Atlantic states. Our ability to accommodate multiple unit trains from both Norfolk Southern Corporation (“Norfolk Southern”) and CSX Transportation Inc. (“CSX”) at the Central Preparation Plant, which includes a dual-batch loadout facility capable of loading up to 9,000 tons of clean coal per hour and 19.3 miles of track with three sidings, allows for the seamless transition of locomotives from empty inbound trains to fully loaded outbound trains at our facility. Furthermore, the PAMC has exceptional access to export infrastructure in the United States. Through our 100%-owned CONSOL Marine Terminal, served by both the Norfolk Southern and CSX railroads, the PAMC and the Itmann Mining Complex have a competitive advantage in the world’s seaborne coal markets. As a result of the Merger, we now have access to a second East Coast terminal, which provides opportunistic flexibility for all of Core's eastern operations, including the Leer, Leer South, Beckley and Mountain Laurel mines, to further enhance our competitive advantage in the world's seaborne coal markets.

Strong, Well-Established Customer Base Supporting Contractual Volumes
We have a well-established and diverse customer base, comprised of export industrial customers, metallurgical end-users and domestic electric-power-producing companies. We have had success entering into multi-year coal sales agreements with our customers due to our longstanding relationships, reliability of production and delivery, competitive pricing and high coal quality. Approximately 92% of our sales in 2024 were to customer companies that were in our 2023 portfolio, and six of our top domestic power plant customers in 2024 (which are included in the ten plants to which we shipped approximately 500,000 tons or more of PAMC coal in 2024) have been in our portfolio for at least five consecutive years. In addition, to mitigate our exposure to coal-fired power plant retirements, we have strategically developed our customer base to include power plants that are economically positioned to continue operating for the foreseeable future and that are equipped with state-of-the-art environmental controls.
We also have a growing international customer base due to favorable access to seaborne coal markets and our strong relationships with leading coal trading, brokering and international coal end-users. We have grown our exports of coal to the seaborne markets from 8.3 million tons (or approximately 32% of our annual sales volume) in 2017 to 15.9 million tons (or approximately 57% of our annual sales volume) in 2024, including sales from both the PAMC and the Itmann Mining Complex.
Similarly, prior to the Merger, Arch marketed its metallurgical and thermal coal to domestic and foreign steel producers, domestic and foreign power generators, and other industrial facilities. For the year ended December 31, 2024, Arch derived approximately 16% of its total coal revenues from sales to its three largest customers. Additionally, in 2024, Arch sold coal to domestic customers located in 25 different states as the location of its mines enabled it to ship coal to most of the major coal-fueled power plants in the United States and exported coal to Europe, Asia, Central and South America, and Africa.
Highly Experienced Management Team and Operating Team
The Company is being led by a proven and highly experienced management team that reflects the strengths and capabilities of both companies. Our management team is overseen by an experienced, diverse and majority-independent board of directors, comprised of eight directors – four former directors of the Company board immediately prior to the Merger and four former directors of the Arch board immediately prior to the Merger. Our management and operating teams have (i) significant expertise owning, developing and managing complex thermal and metallurgical coal mining operations, (ii) valuable relationships with customers, railroads and other participants across the coal industry, (iii) technical wherewithal and demonstrated success in developing new applications and customers for our coal products in industrial, metallurgical and power generation markets, and (iv) a proven track record of successfully financing, building, enhancing and managing coal assets in a reliable and cost-effective manner throughout all parts of the commodity cycle. We intend to leverage these qualities to continue to successfully develop our coal mining assets while efficiently and flexibly managing our operations to maximize operating cash flow and innovating to create long-term growth and diversification opportunities.
Principal Properties

Prior to the Merger, our most significant tangible assets were the PAMC and the CONSOL Marine Terminal. The PAMC and the CONSOL Marine Terminal have consistently generated strong free cash flows. As of December 31, 2024, the PAMC controlled 557.6 million tons of high-quality Pittsburgh seam reserves, enough to allow for an equivalent of approximately 20 years of full-capacity production. As of December 31, 2024, the Itmann Mining Complex included 27.5 million tons of recoverable coal reserves that are sufficient to support an equivalent of more than 30 years of full-capacity production, based on our current estimates. In addition, as of December 31, 2024, we owned or controlled approximately 1.3 billion tons of Greenfield Reserves and Resources, portions of which are located in the NAPP, CAPP and ILB.
As a result of the Merger, our presence in the metallurgical coal market has expanded with two longwall mines, Leer and Leer South, in West Virginia, and two continuous miner mines, Beckley and Mountain Laurel, in West Virginia. These mines produce a premium metallurgical product used in the global steel industry. Through the Merger, we also gained thermal mines, Black Thunder and Coal Creek, in the PRB, as well as West Elk, in Colorado. The PRB mines produce thermal coal for sale into international and domestic markets. The West Elk mine in Colorado produces a high-quality, high calorific value thermal product that can compete effectively in seaborne markets, where thermal coal demand remains robust. The Merger has also enabled the Company to gain access to a second export terminal, DTA, on the U.S. Eastern seaboard, as well as strategic connectivity to ports on the West Coast and the Gulf of Mexico.
Through the Merger, we have created a global leader exceptionally well-positioned to compete and succeed in two significant, high-potential market segments – the global metallurgical and global high-rank thermal coal markets.

A map showing the location of our material properties is below:

Thermal Mining Properties

Our active thermal mines are described below.

•Pennsylvania Mining Complex: The PAMC includes the Bailey Mine, the Enlow Fork Mine, the Harvey Mine and the Central Preparation Plant. Coal from the PAMC is valued because of its high energy content (as measured in Btu per pound), relatively low levels of sulfur and other impurities, and strong thermoplastic properties that enable it to be used in metallurgical, industrial and power generation applications. We mine our reserves from the Pittsburgh No. 8 Coal Seam, which is a large contiguous formation of high-Btu coal that is ideal for high productivity, low-cost longwall mining operations. The design of the PAMC is optimized to produce large quantities of coal on a cost-efficient basis. We can sustain high production volumes at comparatively low operating costs due to, among other things, our technologically advanced longwall mining systems, logistics infrastructure and safety. All our mines at the PAMC utilize longwall mining, which is a highly automated underground mining technique that produces large volumes of coal at lower costs compared to other underground mining methods. We aggressively market coal from the PAMC to a broad base of diverse and strategically selected industrial and metallurgical end users in the United States and globally. We are able to transport coal from the PAMC to our customers through an extensive logistical network, which is directly served by both the Norfolk Southern and CSX railroads, coupled with the operational synergies afforded by the CONSOL Marine Terminal. We also continue to support power plant customers in the eastern United States and abroad.
•Black Thunder: Black Thunder is a surface mining complex located on approximately 35,300 acres in Campbell County, Wyoming. The Black Thunder complex extracts thermal coal from the Upper Wyodak and Main Wyodak seams. We control a significant portion of the coal reserves through federal and state leases. The Black Thunder mining complex had approximately 378.0 million tons of proven and probable reserves at December 31, 2024. The Black Thunder mining complex currently consists of four active pit areas and two active loadout facilities. We ship all of the coal raw to our customers via the Burlington Northern Santa Fe and Union Pacific railroads. We do not process the coal mined at this complex. Each of the loadout facilities can load a 15,000-ton train in less than two hours.
•Coal Creek: Coal Creek is a surface mining complex located on approximately 7,400 acres in Campbell County, Wyoming. The Coal Creek mining complex extracts thermal coal from the Wyodak-R1 and Wyodak-R3 seams. The Coal Creek complex currently consists of one active pit area and a loadout facility. We ship all of the coal raw to our customers via the Burlington Northern Santa Fe and Union Pacific railroads. We do not process the coal mined at this complex. The loadout facility can load a 15,000-ton train in less than three hours.
•West Elk: The West Elk mining complex is located on approximately 18,400 acres in Gunnison County, Colorado. The West Elk mining complex extracts thermal coal from the E seam. We control a significant portion of the coal reserves through federal and state leases. The West Elk mining complex had approximately 34.5 million tons of proven and probable reserves at December 31, 2024. The West Elk complex currently consists of a longwall, continuous miner sections, a preparation plant, and a loadout facility. We ship most of the coal raw to our customers via the Union Pacific railroad. When required to improve the quality of some of our coal production, it is processed through the 800 ton-per-hour preparation plant. The loadout facility can load an 11,000-ton train in less than three hours.

Metallurgical Mining Properties

Our active metallurgical mines are described below.

•Leer: The Leer complex is a longwall operation, located in Taylor County, West Virginia, that includes approximately 33.0 million tons of proven and probable coal reserves as of December 31, 2024 that are primarily sold as High-Vol A metallurgical quality coal from the Lower Kittanning seam, and are part of approximately 93,200 acres that is considered our Tygart Valley area. A significant portion of the reserves at Leer are owned rather than leased from third parties. All the production is processed through a 1,400 ton-per-hour preparation plant and loaded on the CSX railroad. A 15,000-ton train can be loaded in less than four hours.
•Leer South: The Leer South mining complex is a longwall operation in the Lower Kittanning seam with a preparation plant and a loadout facility located on approximately 26,500 acres in Barbour County, West Virginia. The 1,600 ton-per-hour preparation plant is located near the mine, and the loadout facility is served by the CSX railroad and connected to the plant by a 4,000 ton-per-hour conveyor system. The loadout facility is capable of loading a 15,000-ton unit train in less than four hours. Coal quality is primarily High-Vol A metallurgical coal similar to our Leer Complex. The Leer South mining complex had approximately 60.6 million tons of proven and probable reserves at December 31, 2024. A significant portion of the reserves at Leer South are owned rather than leased from third parties.
•Beckley: The Beckley mining complex is located on approximately 14,700 acres in Raleigh County, West Virginia. Beckley is extracting high quality, Low-Vol metallurgical coal in the Pocahontas No. 3 seam. The Beckley mining complex had approximately 24.7 million tons of proven and probable reserves at December 31, 2024. Coal is conveyed from the mine to a 600 ton-per-hour preparation plant before shipping the coal via the CSX railroad. The loadout facility can load a 10,000-ton train in less than four hours.
•Mountain Laurel: The Mountain Laurel mining complex is located on approximately 38,200 acres in Logan County and Boone County, West Virginia. Underground mining operations at the Mountain Laurel mining complex extract High-Vol B metallurgical coal from the Alma and No. 2 Gas seams. We process all of the coal through a 1,400 ton-per-hour preparation plant before shipping the coal to our customers via the CSX railroad. The loadout facility can load a 15,000-ton train in less than four hours.
•Itmann Mining Complex: The Itmann No. 5 Mine is located in Wyoming County, West Virginia. The Company controls approximately 20,224 contiguous acres of mining rights, by ownership or lease, to the Pocahontas 3 seam and the Pocahontas 4 seam. The Itmann Mining Complex had approximately 27.5 million tons of proven and probable coal reserves at December 31, 2024. The preparation plant includes a rail loadout located on the Guyandotte Class I rail line, which can be served by both Norfolk Southern and CSX, and has the capability for processing up to an additional 750 thousand to 1 million saleable tons annually from third-parties and mining of our surrounding reserves. This additional processing revenue provides an avenue of growth for the Company.

Terminals

Our ownership interests in two East Coast terminals are described below:

•CONSOL Marine Terminal: Through our wholly-owned subsidiary, CONSOL Marine Terminals LLC, we provide coal export terminal services through the Port of Baltimore. The terminal can either store coal or load coal directly into vessels from rail cars. It is also the only major east coast United States coal terminal served by two Class I railroads, Norfolk Southern and CSX. In 2024, approximately 17.0 million tons of coal were shipped through the CONSOL Marine Terminal. Approximately 84% of the tonnage shipped was produced by the Pennsylvania Mining Complex. The CONSOL Marine Terminal has storage capacity of 1.1 million tons with more than thirty acres of capacity for stockpiles. The facility possesses blending capabilities, and it has transloaded approximately 14.7 million tons of coal per year on average over the past five years, with a throughput capacity of approximately 20 million tons. The facility primarily serves international customers.
•Dominion Terminal: We own a 35% interest in DTA, a limited liability partnership that operates a ground storage-to-vessel coal transloading facility in Newport News, Virginia. The facility has a rated throughput capacity of 20 million tons of coal per year and ground storage capacity of approximately 1.7 million tons. The facility primarily serves international customers, as well as domestic coal users located along the Atlantic coast of the United States. From time to time, we may lease a portion of our port capacity to third parties.

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
Mining Properties as of December 31, 2024
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
The Company's estimates of recoverable coal reserves and coal resources are estimated internally by professionals whom we believe to be competent, including engineers and geologists. These estimates are based on geologic data, coal ownership information and current and/or proposed operating plans. The Company’s recoverable coal reserves are proven and probable reserves that could be economically and legally extracted or produced at the time of the reserve determination, considering all material modifying factors. These estimates are periodically updated to reflect past coal production, updated mine plans, new exploration information, and other geologic or mining data. Acquisitions or dispositions of coal properties will also change these estimates. Changes in mining methods or preparation plant processes may increase or decrease the recovery basis for the estimates. The ability to update or modify the estimates of the Company's recoverable coal reserves is restricted to geologists and mining engineers whom we believe to be competent and material modifications recommended by such geologists or engineers are documented by the Company. The Company's estimates of recoverable coal reserves and coal resources, and supporting information, have been assessed by the John T. Boyd Company, a qualified person firm, which conforms to our requirements under subpart 1300 of Regulation S-K for qualified persons.
The information that follows relating to our individually material property – PAMC – is derived, for the most part, from, and in some instances is an extract from, the technical report summary (“TRS”) relating to the property prepared in compliance with Item 601(b)(96) and subpart 1300 of Regulation S-K by the John T. Boyd Company. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the TRS, incorporated herein and made a part of our 2024 Annual Report on Form 10-K.
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

The following tables provide a summary of all the Company's coal reserves and resources as of the end of the fiscal year ended December 31, 2024:

SUMMARY MATERIAL COAL RESERVES AT END OF THE
FISCAL YEAR ENDED DECEMBER 31, 2024

	Coal Reserves (tons in millions)
	Proven	Probable	Total	Realized Coal Price	Recovery Factor
PAMC:
Bailey	53.6	72.3	125.9	$61.29	58%
Enlow Fork	206.8	32.4	239.2	$61.29	54%
Harvey	101.1	91.4	192.5	$61.29	56%
Total PAMC	361.5	196.1	557.6	$61.29	56%
SUMMARY NON-MATERIAL COAL RESERVES AT END OF THE
FISCAL YEAR ENDED DECEMBER 31, 2024

	Coal Reserves (tons in millions)
	Proven	Probable	Total
Itmann Mining Complex	15.2	12.3	27.5
Other NAPP	3.6	19.7	23.3
Other CAPP	56.6	20.0	76.6
Total	75.4	52.0	127.4

SUMMARY COAL RESOURCES AT END OF THE
FISCAL YEAR ENDED DECEMBER 31, 2024

	Coal Resources (ton in millions)
Non-Material	Measured	Indicated	Measured + Indicated	Inferred	Total
Mason Dixon Mine	106.6	158.4	265.0	8.9	273.9
River Mine	46.2	498.3	544.5	66.1	610.6
Other CAPP	44.3	66.3	110.6	1.9	112.5
Other ILB	106.6	137.7	244.3	0.6	244.9
Total	303.7	860.7	1,164.4	77.5	1,241.9
Note: All resource tons in the table above are reported as clean recoverable tons.

The following table classifies the Company's coal by type (thermal versus metallurgical). The table also classifies metallurgical coal as high, medium and low volatile, which is based on volatile matter content.
Recoverable Coal Reserves and Coal Resources
by Product (in Millions of Tons) as of December 31, 2024

Non-Material Metallurgical	<1.0% Sulfur	>1.0% <1.5% Sulfur	>1.5% Sulfur	Total	Percent By Product
By Rank:
High Vol Bituminous	68.0	61.1	23.3	152.4	7.9%
Med Vol Bituminous	14.4	5.6	—	20.0	1.1%
Low Vol Bituminous	44.4	23.1	—	67.5	3.5%
Total Metallurgical	126.8	89.8	23.3	239.9	12.5%
Material Thermal	< 1.20 lbs. S02/MMBtu	> 1.20 < 2.50 lbs. S02/MMBtu	> 2.50 lbs. S02/MMBtu	Total	Percent By Product
By Region:
NAPP	—	—	557.6	557.6	28.9%

Non-Material Thermal
NAPP	—	—	884.5	884.5	45.9%
ILB	—	44.2	200.7	244.9	12.7%
Total Thermal	—	44.2	1,642.8	1,687.0	87.5%
Total	126.8	134.0	1,666.1	1,926.9	100.0%
Percent of Total	6.6%	6.9%	86.5%	100.0%
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

Pennsylvania Mining Complex - Material Reserves
Pennsylvania Mining Complex. The Pennsylvania Mining Complex is located approximately 26 miles southwest of Pittsburgh, near the city of Washington and the borough of Waynesburg, all in Pennsylvania, and consists of three deep longwall mining operations - the Bailey Mine, the Enlow Fork Mine and the Harvey Mine - as well as a centralized preparation plant located at approximately 39°58’23.7” N latitude and 80°24’43.6” W longitude. The Company controls approximately 179,028 acres of mineral and/or surface rights as a complex collection of owned and/or leased tracts that range from less than an acre to several hundred acres in size covered by various coal deeds and coal lease agreements. Lease terms generally extend until all the coal is removed from the subject tract. Where applicable, royalty rates typically range from 3% to 8% of the gross sales price of the coal. The Company maintains the right to mine and remove almost all of the Pittsburgh Seam within the PAMC boundaries. As part of the PAMC, the Company controls surface rights to approximately 24,092 acres through fee simple ownership. This includes ownership of the property upon which the surface facilities for mine access, processing, storing, and shipping are located, as well as 3,509 permitted acres for coarse and fine refuse disposal facilities. Despite a lengthy ownership history dating back to the 1920s with the acquisition of certain coal leases by the Company’s predecessor, commercial operations at the PAMC did not begin until 1984. The total book value of the PAMC and its associated plant and equipment as of December 31, 2024 is approximately $1.4 billion.
The design of the PAMC is optimized to produce large quantities of coal on a cost-efficient basis. The PAMC is able to sustain high production volumes at comparatively low operating costs due to, among other things, its technologically advanced longwall mining systems, logistics infrastructure and safety. All of the PAMC's mines utilize longwall mining, which is a highly automated underground mining technique that produces large volumes of coal at lower costs compared to other underground mining methods. The PAMC typically operates 4-5 longwalls with 15-17 continuous mining sections. The full annual production capacity of the PAMC is up to 28.5 million tons of coal. The central preparation plant is connected via conveyor belts to each of the PAMC's mines and cleans and processes up to 8,200 raw tons of coal per hour. The PAMC's on-site logistics infrastructure at the central preparation plant includes a dual-batch train loadout facility capable of loading up to 9,000 clean tons of coal per hour and 19.3 miles of track linked to separate Class I rail lines owned by Norfolk Southern and CSX, which significantly increases the PAMC's efficiency in meeting its customers' transportation needs. Sources of electrical power, water, supplies and materials are readily available. Electrical power is provided to the mines and facilities by regional utility companies. Water is supplied by public water services, surface impoundments or water wells.
Numerous permits are required by federal and state law for underground mining, coal preparation and related facilities, and other incidental activities. Permits generally require that the Company post a performance bond in an amount established by the regulatory program to: (1) provide assurance that any disturbance or liability created during mining operation is properly mitigated, and (2) assure that all regulation requirements of the permit are fully satisfied. As of December 31, 2024, the Company held more than $380 million in surety bonds to cover its obligations relating to mining and reclamation, mine subsidence, road repairs, stream restoration, water loss and dam safety with respect to the PAMC.
Bailey Mine. As of December 31, 2024, the Bailey Mine’s assigned and accessible reserve base contained an aggregate of 125.9 million tons of clean recoverable coal with an average as-received gross heat content of approximately 12,938 Btu per pound and an approximate average pounds of sulfur dioxide per mmBtu of 3.76. The Bailey Mine is the first mine developed at the Pennsylvania Mining Complex. Construction of the slope and initial air shaft began in 1982. The slope development reached the coal seam at a depth of approximately 600 feet and, following development of the slope bottom, commercial coal production began in 1984. Longwall mining production commenced in 1985, and the second longwall was placed into operation in 1987. In 2010, a new slope and overland belt system was commissioned, which allowed a large percentage of the Bailey Mine to be sealed off. For the years ended December 31, 2024, 2023 and 2022, the Bailey Mine produced 10.8, 11.2 and 11.6 million tons of coal, respectively.
Enlow Fork Mine. As of December 31, 2024, the Enlow Fork Mine’s assigned and accessible reserve base contained an aggregate of 239.2 million tons of clean recoverable coal with an average as-received gross heat content of approximately 13,011 Btu per pound and an approximate average pounds of sulfur dioxide per mmBtu of 3.06. The Enlow Fork Mine is located directly north of the Bailey Mine. Initial underground development was started from the Bailey Mine while the Enlow Fork slope was being constructed. Once the slope bottom was developed and the slope belt became operational, seals were constructed to separate the two mines. Following development of the slope bottom, commercial coal production began in 1989. Longwall mining production commenced in 1991, and the second longwall came online in 1992. In 2014, a new slope and overland belt system was commissioned and a substantial portion of the Enlow Fork Mine was sealed. For the years ended December 31, 2024, 2023 and 2022, the Enlow Fork Mine produced 9.2, 8.7 and 6.3 million tons of coal, respectively.

Harvey Mine. As of December 31, 2024, the Harvey Mine’s assigned and accessible reserve base contained an aggregate of 192.5 million tons of clean recoverable coal with an average as-received gross heat content of approximately 12,940 Btu per pound and an approximate average pounds of sulfur dioxide per mmBtu of 4.08. The Harvey Mine is located directly east of the Bailey and Enlow Fork Mines. Similar to the Enlow Fork Mine, the Harvey Mine was developed off of the Bailey Mine’s slope bottom. In order to separate the Harvey Mine from the existing Bailey Mine, seals were built around the original Bailey slope bottom, and the original slope was dedicated solely to the Harvey Mine. This transfer of infrastructure eliminated the need to make significant capital expenditures to develop, among other things, a new slope, airshaft and portal facility at the Harvey Mine. Development of the Harvey Mine began in 2009, and construction of the supporting surface facilities commenced in 2011. Longwall mining production commenced in March 2014. For the years ended December 31, 2024, 2023 and 2022, the Harvey Mine produced 5.7, 6.2 and 6.1 million tons of coal, respectively.
The following table sets forth additional information regarding the recoverable coal reserves at the Pennsylvania Mining Complex.
PENNSYLVANIA MINING COMPLEX - MATERIAL RESERVES
Recoverable Coal Reserves as of December 31, 2024 and 2023

	Reserve Class	As Received Heat Value (Btu/lb)	Owned	Leased	Recoverable Coal Reserves (As-Received)
Mine/Reserve		Range	(%)	(%)	Proven	Probable	12/31/2024	12/31/2023

PA Mining Operations
Bailey	Permitted	12,680 – 13,180	69%	31%	44.0	48.1	92.1	69.7
	Unpermitted	12,930 – 13,120	100%	—%	9.6	24.2	33.8	67.7
Enlow Fork	Permitted	12,680 – 13,670	100%	—%	76.9	8.7	85.6	69.9
	Unpermitted	12,670 – 13,240	97%	3%	129.9	23.7	153.6	178.1
Harvey	Permitted	12,810 – 13,180	98%	2%	60.3	39.4	99.7	18.9
	Unpermitted	12,710 – 13,120	100%	—%	40.8	52.0	92.8	179.2
Total Recoverable Coal Reserves					361.5	196.1	557.6	583.5
Itmann Mining Complex - Non-Material Reserves
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
In 2019, the Company commenced development of the new Itmann No. 5 Mine, including excavation of the box cut to access the P3 seam. The mine accesses the P3 and P4 seams using a box cut drift entrance near an outcrop along Still Run Hollow. As of December 31, 2024, the Itmann No. 5 Mine's assigned and accessible reserve base contained an aggregate of 27.5 million tons of clean recoverable coal, enough to allow for more than 30 years of full-capacity production. These reserves contain an approximate average quality on a dry basis of 0.98% sulfur, 7.2% ash, and 19.3% volatile matter. Coal from the Itmann No. 5 Mine is currently extracted by underground methods using 6 continuous miner units in 3 super sections to achieve expected future capacity of approximately 900 thousand clean tons per year. For the years ended December 31, 2024, 2023 and 2022, the Itmann No. 5 Mine produced 393 thousand, 316 thousand and 164 thousand tons of coal, respectively.
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
As of December 31, 2024, the Company held less than $1 million in surety bonds to cover its current obligations relating to mining and reclamation, mine subsidence, stream restoration and water loss with respect to the Itmann No. 5 Mine, preparation plant facility and refuse area.
The following table sets forth additional information regarding the recoverable coal reserves at the Itmann Mining Complex.
ITMANN MINING COMPLEX - NON-MATERIAL RESERVES
Recoverable Coal Reserves as of December 31, 2024 and 2023

		Moisture Free Quality (%)			Recoverable Coal Reserves (As-Received)
					Owned (%)	Leased%)	Tons in Millions
Mine/Reserve	Reserve Class	Sulfur	Ash	Vol			Proven	Probable	2024 Total	2023 Total

Itmann Mining Complex
Itmann No. 5	Permitted	0.97	8.4	18.5	—%	100%	3.0	0.9	3.9	4.3
Itmann No. 5	Unpermitted	0.98	7.0	19.4	9%	91%	12.2	11.4	23.6	23.7
Tug Fork	N/A	—	—	—	—%	—%	—	—	—	0.4
Total Recoverable Coal Reserves							15.2	12.3	27.5	28.4
Other Properties - Non-Material Reserves and Resources as of December 31, 2024
The Company also holds other greenfield recoverable coal reserves and coal resources located in NAPP, CAPP and ILB, which are not deemed individually material and had an estimated 1,341.8 million tons of recoverable coal reserves and coal resources. The Company’s estimate includes recoverable high-vol, mid-vol or low-vol metallurgical coal reserves and resources of 99.9 million tons and 112.5 million tons, respectively. Additionally, worldwide demand for metallurgical coal allows some of our recoverable coal reserves and resources, currently classified as thermal coal but that possess certain qualities, to be sold as metallurgical coal. The extent to which we can sell thermal coal as crossover metallurgical coal depends upon a number of factors, including the quality characteristics of the reserve, the specific quality requirements and constraints of the end-use customer and market conditions (which affect whether customers are compelled to substitute lower-quality crossover coal for higher-quality metallurgical coal in their blends to realize economic benefits).
The following tables set forth our non-operating recoverable coal reserves and coal resources by region.
Non-Material, Non-Operating Recoverable Coal Reserves and Coal Resources
as of December 31, 2024 and 2023

	As Received Heat Value (Btu/lb)	Owned (%)	Leased (%)	Recoverable Coal Reserves (As-Received)
Property	Range			Proven	Probable	12/31/2024	12/31/2023
NAPP	11,400 – 13,400	100%	—%	3.6	19.7	23.3	23.3
CAPP	12,400 – 14,100	87%	13%	56.6	20.0	76.6	76.6
Total Non-Operating Reserves				60.2	39.7	99.9	99.9

	As Received Heat Value (Btu/lb)	Owned (%)	Leased (%)	Recoverable Coal Resources (As-Received)
Property	Range			Measured	Indicated	Inferred	12/31/2024	12/31/2023
Mason Dixon Mine	12,250 – 13,060	96%	4%	106.6	158.4	8.9	273.9	273.9
River Mine	12,790 – 13,100	100%	—%	46.2	498.3	66.1	610.6	610.6
CAPP	12,400 – 14,100	67%	33%	44.3	66.3	1.9	112.5	112.5
ILB	11,600 – 12,000	75%	25%	106.6	137.7	0.6	244.9	244.9
Total Non-Operating Resources				303.7	860.7	77.5	1,241.9	1,241.9
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
The following table sets forth the total royalty tonnage and the amount of income (net of related expenses) we received from royalty payments for the years ended December 31, 2024, 2023 and 2022.

	Total Royalty Tonnage	Total Royalty Income *
Year	(in thousands)	(in thousands)
2024	1,985	$17,633
2023	1,179	$8,326
2022	1,030	$9,877
* Excludes advanced mining royalty payments received of $746, $529 and $381 during the years ended December 31, 2024, 2023 and 2022, respectively.
Royalty tonnage leased to third parties is not included in the amounts of produced tons that we report, nor is it included in our reported recoverable reserves and resources.
Production as of December 31, 2024
In the year ended December 31, 2024, 98.5% of the Company's production came from underground mines equipped with longwall mining systems. The Company employs longwall mining techniques in its underground mines where the geology is favorable and reserves are sufficient, namely, in the three mines located at the PAMC. Underground longwall mining uses continuous mining units to develop the mains and gate roads for longwall panels. The longwall systems are highly mechanized, capital-intensive operations to efficiently extract coal within the longwall panels. Mines using longwall systems have a low variable cost structure compared with other types of mines and can achieve high productivity levels compared with those of other underground mining methods. Because the Company has substantial reserves readily suitable to these operations, the Company believes that these longwall mines can increase production volumes at a low incremental cost.

The following table shows the production, in millions of tons, for the Company's mines for the years ended December 31, 2024, 2023 and 2022, the location of each mine, the type of mine, the type of equipment used at each mine, method of transportation and the year each mine was established or acquired by us.

	Loadout Facility Location	Mine Type	Mining Equipment	Transportation	Tons Produced (in millions)			Year Established or Acquired
Mine					2024	2023	2022
PA Mining Operations
Bailey	Enon, PA	U	LW/CM	R R/B	10.8	11.2	11.6	1984
Enlow Fork	Enon, PA	U	LW/CM	R R/B	9.2	8.7	6.3	1989
Harvey	Enon, PA	U	LW/CM	R R/B	5.7	6.2	6.1	2014
Total					25.7	26.1	23.9

Itmann Mining Complex
Itmann No. 5 Mine	Itmann, WV	U	CM	T/R	0.4	0.3	0.2	2020

Total Company					26.1	26.4	24.1
Table may not sum due to rounding.

U	—	Underground
LW	—	Longwall
CM	—	Continuous Miner
R	—	Rail
R/B	—	Rail to Barge or Vessel
T/R	—	Truck to Rail
Coal Marketing and Sales as of December 31, 2024
The following table sets forth tons sold and average coal revenue per ton sold for the periods indicated:

	Years Ended December 31,
	2024	2023	2022
Total Coal Revenue (in millions)	$1,787	$2,106	$2,019
PA Mining Operations Tons Sold (in millions)	25.7	26.0	24.1
Average Coal Revenue per Ton Sold – PA Mining Operations	$65.54	$77.74	$69.89
Itmann Mining Complex Tons Sold (in millions)	0.7	0.5	0.2
Coal Revenue per Ton Sold – Itmann Mining Complex	$153.10	$158.71	$219.44
We sell coal produced by our mines and additional coal that is purchased by us from other producers. Approximately 36% of our 2024 coal revenue was from U.S. electric generators, 60% of our 2024 coal revenue was from export markets and 4% of our 2024 coal revenue was from other domestic customers. Approximately 32% of our 2023 coal revenue was from U.S. electric generators, 66% of our 2023 coal revenue was from export markets and 2% of our 2023 coal revenue was from other domestic customers. Approximately 45% of our 2022 coal revenue was from U.S. electric generators, 53% of our 2022 coal revenue was from export markets and 2% of our 2022 coal revenue was from other domestic customers.
We had sales to approximately 50 customers from our coal operations during the past two years. During 2024, two customers each comprised over 10% of our total sales, aggregating approximately 22% of our total sales. During 2023, two customers each comprised over 10% of our total sales, aggregating approximately 23% of our total sales.

Similarly, prior to the Merger, Arch marketed its metallurgical and thermal coal to domestic and foreign steel producers, domestic and foreign power generators, and other industrial facilities. For the year ended December 31, 2024, Arch derived approximately 16% of its total coal revenues from sales to its three largest customers. Additionally, in 2024, Arch sold coal to domestic customers located in 25 different states as the location of its mines enabled it to ship coal to most of the major coal-fueled power plants in the United States and exported coal to Europe, Asia, Central and South America, and Africa.
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

The volume of coal to be delivered is specified in each of our coal contracts. Although the volume to be delivered under the coal contracts is stipulated, the parties may vary the timing of the deliveries within specified limits. Coal contracts typically contain force majeure provisions allowing for the suspension of performance by either party for the duration of certain force majeure events. Force majeure events include, but are not limited to, unexpected significant geological conditions or natural disasters. Depending on the language in the contract, some contracts may terminate upon continuance of an event of force majeure that extends for a period greater than three to twelve months.

Of our 2024 sales tons, approximately 57% were sold to export markets and 43% were sold to domestic customers. Of our 2024 sales tons, 49% were sold in the electric power generation market, 33% were sold in the industrial market and 18% were sold in the metallurgical market.

During the past two years, on coal revenue of $1.7 billion in 2024 and $2.0 billion in 2023, our average coal revenue per ton sold for coal produced from the PAMC was $65.54/ton in 2024 and $77.74/ton in 2023. Pricing for our product depends strongly on conditions in the domestic and international thermal and metallurgical coal markets.

The prices we are able to achieve in the domestic thermal market depend on a number of factors, including: (i) the supply-demand balance for Northern Appalachian coal, (ii) prices for other competing sources of energy used for electricity generation, such as natural gas, (iii) power prices in the regions we serve, (iv) prices for coals from other basins (including CAPP, ILB and PRB) that compete in these same regions, and (v) pricing under our longer-term contracts, which may have been entered into under different market conditions. Natural gas prices, coupled with increased capacity from new natural gas combined-cycle power plants and renewable energy sources, put pressure on power prices and on the demand for coal-fired electric power generation. These factors can affect the prices that we are able to achieve in the domestic thermal markets.

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
Human Capital Management
As of December 31, 2024, we had 2,076 employees, of which 41 CONSOL Marine Terminal employees were represented by a collective bargaining agreement. Following the Merger, which closed on January 14, 2025, we had 5,389 employees, of which 41 CONSOL Marine Terminal employees were represented by a collective bargaining agreement. We believe our efforts in managing our workforce have been effective, evidenced by a strong culture and a good relationship between the Company and our employees.
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
Talent. Through our long operating history and experience with technological innovation, we appreciate the importance of retention, growth and development of our employees. Our approach to talent is to both develop talent from within and supplement with external hires. We believe this method has yielded loyalty and commitment in our employee base, which in turn grows our business, while at the same time, adding new employees and external ideas supports a continuous improvement mindset and contributes to our goals of having a diverse and inclusive workforce. We believe that having approximately 38% of the Company's workforce with at least 10 years of company service coupled with our average voluntary retention rate of 89% as of the end of fiscal year 2024 reflects the engagement of our employees.
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
Laws and Regulations
Overview
Our coal mining operations are subject to various federal, state and local environmental, health and safety regulations. Regulations relating to our operations require us to obtain permits and other licenses; reclaim and restore our properties after mining operations have been completed; store, transport and dispose of materials used or generated by our operations; manage surface subsidence from underground mining; control water and air emissions; protect wetlands and endangered plants and wildlife; and ensure employee health and safety. Furthermore, the electric power generation industry, steel production industry and other users of our coal are subject to extensive regulation regarding the environmental impact of their activities, which could affect demand for our coal.
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
In addition, independent of the regulatory process, presidential administrations could issue Executive Orders or other Presidential Directives having the force of law that could immediately impact our business or our customers' businesses. In recent years, these Executive Orders and other Presidential Directives have been subject to revision, repeal and judicial challenge with uncertain outcomes. For example, former President Joe Biden issued Executive Orders seeking to adopt new regulations and policies to address climate change and to suspend, revise or rescind prior agency actions that the administration identified as conflicting with its policies. Upon taking office, President Trump rescinded several Executive Orders that were key to former President Biden’s environmental agenda, creating additional regulatory uncertainty.
The following is a summary of the more significant existing environmental and worker health and safety laws and regulations to which we or our customers’ business operations are subject and for which compliance may have a material adverse effect on our business, results of operations and financial condition, and/or demand for our coal product by our customers.
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
Coal impurities are released into the air when coal is burned, and the CAA regulates specific emissions, such as sulfur dioxide, nitrogen oxides, particulate matter, mercury and other substances, produced during that process. In addition, CAA programs such as Maximum Achievable Control Technology (“MACT”) emission limits for Hazardous Air Pollutants, the Regional Haze Program, New Source Review permitting requirements and other federal rulemakings may directly or indirectly affect our operations. Such regulations restricting emissions from coal-fired electric generating plants or other industrial facilities could increase the costs of operating and affect demand for coal as a fuel source, therefore potentially affecting the volume of our sales. Moreover, additional environmental regulations increase the likelihood that existing coal-fired electric generating plants will be decommissioned or replaced with alternative sources of fuel and reduce the likelihood that new coal-fired plants will be built in the future.

On January 20, 2025, President Trump issued an Executive Order titled “Unleashing American Energy.” Among other things, that order directs all federal agency heads to “review all existing regulations, orders, guidance documents, policies, settlements, consent orders, and any other agency actions” to identify any agency actions that are inconsistent with the administration’s energy and environmental policies or that “impose an undue burden on the identification, development, or use of domestic energy resources. The order further requires the EPA Administrator to submit a recommendation to the White House Office of Management and Budget regarding the legality and continuing applicability” of the EPA Administrator’s Endangerment and Significant Contribution Finding for greenhouse gases, which was made under Section 202(a) of the CAA in December 2009. Actions to give effect to this Executive Order could have significant effects on the EPA’s CAA regulatory programs, although the nature of those effects is, at this time, unclear.

Mercury and Air Toxics Standards Rule. In 2012, the United States Environmental Protection Agency (“EPA”) promulgated a rule for National Emission Standards for Hazardous Air Pollutants (“NESHAP”) for new and existing coal-fueled and oil-fueled electric generating plants. The EPA's 2012 Mercury and Air Toxics Standards rule (“MATS Rule”) imposed MACT emissions limitations on Hazardous Air Pollutants (“HAPs”), such as mercury, acid gas HAPs, HAP metals and organic HAPs, for applicable facilities. The rule was challenged, and ultimately found arbitrary and capricious by the U.S. Supreme Court in 2015, for failing to consider the costs imposed by the MATS Rule. The D.C. Circuit remanded the rule without vacating it. In 2020, the EPA finalized the MATS Reconsideration Rule, reversing the agency's “appropriate and necessary” conclusion even while retaining coal- and oil-fired power plants on the list of affected source categories and maintaining existing emission limits for mercury and other HAPs. The final rule was subject to legal challenge in multiple cases before the D.C. Circuit. In February 2022, the EPA published its proposed rule revoking the 2020 MATS Reconsideration Rule and reaffirming the “appropriate and necessary” supplemental finding, with a final rule published in 2023. In a related May 2024 rulemaking, the EPA published the Residual Risk and Technology Review (“RTR”) rule, finalizing amendments to the NESHAPs for coal- and oil-fired electric utility steam generating units. In August 2024, a request to stay the rule pending judicial review was denied by the D.C. Circuit. Subsequently, emergency applications to stay the rule were denied by the Supreme Court in October 2024 while litigation is ongoing. The emissions limitations in the final rule, or similar future rulemakings, could require our customers to incur significant capital costs associated with installation of emissions control technologies, which could negatively affect the demand and prices for our coal, our business and results of operations.
National Ambient Air Quality Standards. The CAA requires the EPA to set National Ambient Air Quality Standards (“NAAQS”) for six “criteria pollutants” (including particulate matter (“PM”), nitrogen oxides (“NOx”), ozone, sulfur dioxide (“SO2”), lead and carbon monoxide) considered harmful to public health and the environment. The EPA must review these standards every five years. Areas that are not in compliance with the NAAQS are considered “non-attainment areas.” The designation of new non-attainment areas could prompt local changes to permitting or emissions control requirements, as prescribed by federally mandated state implementation plans (“SIPs”) that require emission source identification and emission reduction plans. In 2020, the EPA finalized decisions to retain the 2015 NAAQS for ozone and PM; however, both decisions were subject to legal challenge. Related to the ozone NAAQS, in August 2023, the EPA announced that it would not complete its reconsideration of the 2020 decision to retain the NAAQS but would instead begin a new review of the ozone NAAQS, which is ongoing. Related to the PM NAAQS, the EPA published a final rule lowering the standard for fine particulate matter (“PM2.5”) which became effective in May 2024, but is subject to ongoing litigation in the D.C. Circuit Court of Appeals. Separately, in December 2024, the EPA completed its review of the secondary public welfare NAAQS for NOx, SO2 and PM, electing to retain the existing standards for NOx and PM and to lower the standard for SO2 with an effective date of January 27, 2025. This final rule is also the subject of a judicial challenge. New NAAQS review proceedings for NOx and ozone have been announced and are in preliminary phases. New and recent revisions to the NAAQS could trigger new nonattainment areas that would result in more stringent SIPs that require significant investment in emissions control technologies associated with our or our customers' operations, and could adversely affect our costs and the demand for our coal.
Good Neighbor Plan. In February 2023, the EPA issued its Final Disapproval of SIPs submitted by 21 states pursuant to the “good neighbor” provisions of the CAA to address interstate air pollution in furtherance of attaining the 2015 Ozone NAAQS. The EPA's SIP disapprovals were challenged by several states in the respective jurisdictions' federal court of appeals, and litigation is ongoing in the majority of cases. The U.S. Court of Appeals for the Sixth Circuit has, however, ruled in December 2024 that the EPA’s disapproval of Kentucky’s SIP was unlawful.
Following these SIP disapprovals, in March 2023, the EPA published the final Good Neighbor Plan for the 2015 Ozone NAAQS, which applies to power plants and industrial facilities in 23 states. The rule relies, in part, on a NOx allowance trading program for electricity generating units (“EGUs”), and requires operation of existing, and installation of new, emissions control technologies for EGUs and other industrial sources. In June and September 2023, the EPA issued two interim final rules amending the Good Neighbor Plan to administratively stay the effectiveness of the rule in 12 of the 23 states, in response to judicial orders partially staying the EPA's disapproval of the SIPs.

In addition to the challenges to the SIP disapprovals, parties also challenged the EPA’s Good Neighbor Plan itself in the D.C. Circuit. In June 2024, while the D.C. Circuit proceedings were ongoing, the Supreme Court issued a decision temporarily blocking implementation of the Good Neighbor Plan while litigation is ongoing. To comply with the Supreme Court's order, in October 2024, the EPA issued a third interim final rule temporarily amending the Good Neighbor Plan to administratively stay requirements for covered facilities in the remaining 11 states for which an administrative stay was not previously implemented, including Maryland and Pennsylvania. The three interim final rules include provisions to ensure covered facilities continue to mitigate emissions with respect to the 2008 ozone NAAQS while the Good Neighbor Plan is stayed. The stay will remain in effect pending the litigation challenging the Good Neighbor Plan before the D.C. Circuit and any related proceedings in the U.S. Supreme Court. As a result of these related rulemakings and depending on the outcome of these various legal proceedings, we and our customers could incur significant compliance costs that may lead to accelerated EGU closures or fuel switching, which could adversely affect the demand for our coal.
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
On May 9, 2024, the EPA published a suite of final rulemakings repealing the ACE Rule and promulgating GHG emission guidelines for existing fossil fuel-fired EGUs, with an effective date of July 8, 2024. For existing coal-fired EGUs, the rules establish the BSER based on the EGU retirement date. For EGUs in operation on or after January 1, 2039, the rule requires EGUs to be equipped with Carbon Capture and Storage (“CCS”) with 90 percent capture on or before January 1, 2032. For EGUs that will cease operations by January 1, 2039, the rule requires compliance with a numeric emission rate based on 40 percent co-firing natural gas with coal on or before January 1, 2030. Coal-fired EGUs planning to permanently cease operations before January 1, 2032 will not be subject to emissions guidelines. This suite of rules was challenged in ongoing litigation before the D.C. Circuit.
To achieve compliance, our customers could be required to incur substantial capital investment and increased operating costs. Alternatively, EGU owners and operators may accelerate the closure of existing power plants or agree to curtail their use. In July 2024, a request to stay the rule pending judicial review was denied by the D.C. Circuit Court of Appeals. Subsequently, in October 2024, the Supreme Court denied emergency applications to stay the rule while litigation is ongoing. Such actions make alternative sources of energy more competitive and could negatively affect the demand and prices for our coal, thereby having a material adverse impact on our business and results of operations.
New Source Performance Standards (“NSPS”) for Greenhouse Gas Emissions from New, Modified, or Reconstructed Fossil Fuel-Fired EGUs Under CAA Section 111(b). In October 2015, the EPA published a final rule limiting CO2 emissions from new, modified and reconstructed fossil fuel-fired EGUs under section 111(b) of the CAA and identifying partial CCS as BSER. The rule was subject to numerous legal challenges in the D.C. Circuit that continue to be held in abeyance pending the EPA's review of the rule. In December 2018, the EPA published a proposed rule proposing to change its BSER determination from partial CCS to use of a supercritical boiler but the EPA never took final action on that proposal. In January 2021, the EPA finalized its “Pollutant Specific Significant Contribution Finding (“SCF”) for Greenhouse Gas Emissions from New, Modified and Reconstructed Electric Utility Generating Units” rule, concluding that the EGU source category GHG emissions are significant and warrant regulation. Although the SCF rule was subsequently challenged in court, the case was ultimately vacated because Congress revoked the rule through the Congressional Review Act in June 2021. On May 23, 2023, the EPA published a notice of proposed rulemaking (“NPRM”) proposing to retain the NSPS for coal-fired EGUs that was promulgated in 2015 and was based on partial CCS. While no new coal-fired power stations are currently under construction in the U.S., promulgation of rules limiting CO2 emissions or requiring deployment of advanced technologies such as CCS will promote continuation of this trend. A lack of investment in construction, modification or reconstruction of coal-fired EGUs could negatively affect the demand and prices for our coal, thereby having a material adverse impact on our business and results of operations.
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
Since 2011, the EPA has required active underground coal mines and certain support facilities exceeding a minimum GHG emission threshold, including our operations, to report annual emissions to the EPA under the GHG Mandatory Reporting Rule (“MRR”). These emissions are not currently regulated by the EPA. Previous petitions and judicial challenges seeking to compel the EPA to classify coal mines as stationary sources appropriate for regulation have been unsuccessful to date. If the EPA were to regulate coal mine methane emissions in the future, we may be required to install additional pollution control devices, pay fees or taxes for our emissions, or incur expenses associated with the purchase of emissions credits in order to continue operation. Alternatively, we may need to curtail coal production. The magnitude of impact on our operations, capital expenditures, financial condition or cash flows would be dependent on the structure of any final regulation and the degree of emission reduction prescribed.
In federal, state and international jurisdictions, laws and regulations requiring companies to disclose climate-related risks, certain climate-related financial metrics, an accounting of direct and indirect GHG emissions and details of climate change targets and goals have been proposed or enacted. For example, on March 6, 2024, the Securities and Exchange Commission (“SEC”) adopted final rules requiring registrants to disclose certain climate-related information in their registration statements and annual reports. An administrative stay of the rule was subsequently granted by the Fifth Circuit Court of Appeals, pending ongoing judicial review. Similar rules, such as the California Climate Corporate Data Accountability Act and the EU Corporate Sustainability Reporting Directive impose similar reporting obligations in future years. Calculation of some GHG emissions can involve uncertainty and lack precision because of the absence of reliable inputs or methods to perform such calculations, which could give rise to litigation risk. In addition to challenges related to compliance burden, climate disclosure rules could proliferate investment bias and practices by investors and financial institutions to exclude our securities from investment portfolios or increase our cost of capital, regardless of the Company's results, strategy or financial performance.
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
At the state level, in response to a 2019 Executive Order by Governor Tom Wolf, Pennsylvania adopted a regulation that would allow Pennsylvania to join the Regional Greenhouse Gas Initiative (“RGGI”) in 2022. RGGI is a mandatory cap-and-trade program among 10 northeastern states to reduce CO2 emissions from the power sector. Similar to other mandatory cap-and-trade initiatives, such as California's cap-and-trade program, RGGI seeks to limit CO2 emissions annually, in order to achieve a prescribed long-term emissions reduction target. In cap-and-trade scenarios, power generators or other GHG emitters are required to purchase allowances, available through auction or a secondary market, that are equal to one ton of CO2 emissions, thereby increasing the cost of electric power generation and incentivizing the power generator to limit their CO2 emissions by combusting fewer fossil fuels, including coal.

Pennsylvania's RGGI regulation was subject to immediate legal challenge, and in 2023, the Pennsylvania Commonwealth Court issued its decision striking down Pennsylvania's participation in RGGI and determining that RGGI constitutes an illegal tax under the Pennsylvania Constitution. The decision was appealed to the Supreme Court of Pennsylvania, and a ruling is expected in 2025. Separately, in May 2024, the Pennsylvania Climate Emissions Reduction (“PACER”) Program was introduced in the Pennsylvania legislature. PACER proposes to establish a Pennsylvania-specific cap and invest program setting a cap on GHG emissions from Pennsylvania's fossil fuel-fired power plants. If enacted, either the RGGI regulation or the PACER legislation could result in decreased demand or decreased prices for our coal in the Commonwealth of Pennsylvania. Additional CO2 cap-and-trade programs, carbon taxes, or other regulatory and policy regimes, whether state, federal or international in nature, or similar business or customer-focused voluntary climate and GHG emission reduction goals could affect the future market for coal and lower overall coal demand.
Taking a different approach, in 2024, the states of New York and Vermont passed legislation requiring fossil fuel companies to make contributions to state managed “climate superfunds” established to finance the cost of repairs and upgrades to public infrastructure in response to severe weather and other climatic events. Analogous “climate superfund” legislation has also been proposed in the states of California, Massachusetts and Maryland. Modeled after the Comprehensive Environmental Response, Compensation and Liability (“CERCLA”) Superfund law, the climate superfunds retroactively impose strict liabilities on fossil fuel companies determined to be responsible for GHG emissions over defined time periods and quantitative thresholds, potentially exposing businesses to substantial financial liabilities associated with historical pollution. Similarly in 2024, legislation proposing to establish the “Fossil Fuel Transportation Fee and Mitigation Fund” was introduced in the Maryland House of Delegates. The legislation would impose a fee of 30 cents per mmBtu on companies transporting fossil fuels in Maryland and would establish the “Fossil Fuel Mitigation Fund” to support activities that reduce GHG emissions in the state. Any regulations or legislation imposing fees on the production, transportation or use of the coal we produce, or, seeking damages or abatement for climate change impacts could and may have a material adverse effect on our business, financial condition and results of operations.
At both the state and federal levels, environmental organizations, third parties and regulators have challenged permitting actions associated with new fossil fuel infrastructure, power plants, pipelines and shipping terminals, citing GHG emissions, the uncertainty surrounding the economic viability of these projects under future laws limiting CO2 emissions, or the failure to account for their climate change impacts. Challenges such as these could result in litigation, limit operational expansion efforts, create permitting delays or restrict coal shipments, any of which could materially impact production, cash flows and results of operations.
Foreign governments, including the European Union and member countries, have adopted regulations governing GHG emissions. Independent of regulation, the United Nations Framework Convention on Climate Change (“UNFCCC”) seeks to establish binding GHG emission reduction requirements for developed countries. The UNFCCC's governing body, the Conference of the Parties (“COP”), meets annually to implement and refine a framework for the international Paris Agreement, a voluntary commitment to limit or reduce GHG emissions in order to limit global warming below 2 degrees Celsius from temperatures in the pre-industrial era. In December 2023, the UNFCCC convened its 28th COP and ratified the UAE Consensus which calls upon its signatories, including the United States, to achieve a 43% reduction in GHG emissions by 2030 (compared to 2019 levels) through actions such as the accelerated phase-down of unabated coal power and other measures that drive the transition away from fossil fuels in energy systems. As a result, 12 nations revised and submitted economy-wide nationally determined contributions (“NDCs”) by February 10, 2025, including plans to accelerate targets aligned with the Paris Agreement's temperature goals. The majority of countries are due to publish their NDCs throughout the year ahead of the 30th COP set for November 2025. On January 20, 2025, President Donald J. Trump issued an executive order directing that the United States formally withdraw from the Paris Agreement.
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

Clean Water Act
The federal Clean Water Act (“CWA”) and corresponding state laws affect our coal and export terminal operations by regulating discharges into certain waters. CWA permits - issued either by the EPA or an analogous state agency - typically require regular monitoring and compliance with limitations on defined pollutants and impose related reporting requirements. Specific to the Company's operations, CWA permits and corresponding state laws at times include, among other requirements, (i) treatment of discharges from coal mining properties for non-traditional pollutants, such as chlorides, sulfates, selenium and dissolved solids and (ii) mandates to dispose of wastes at approved disposal facilities.
Under the CWA, citizens may sue permit holders for alleged discharges of regulated pollutants not explicitly limited by permits issued pursuant to the National Pollutant Discharge Elimination System (“NPDES”). Citizens may also sue to enforce NPDES permit requirements. Since 2012, multiple citizen suits have been filed against various coal operators, alleging violations of numeric and narrative water quality standards that broadly prohibit effects to aquatic life. While the outcome of these suits cannot be predicted, the suits seek penalties and injunctive relief that could limit future discharges or require installation of capital-intensive water treatment technologies that have high operating costs. Additional CWA requirements that could directly or indirectly affect our operations are summarized below.
Dredge and Fill Permits Under CWA Sections 401 and 404. In order to obtain a permit for certain coal mining activities, such as the construction of coal refuse areas and slurry impoundments that may result in impacts to waters of the United States, an operator may need to obtain a permit for the discharge of fill material from the Army Corps of Engineers (“ACOE”) under Section 404 of the CWA. For specific categories of activities determined to have minimal effects, the Company may be required to comply with Nationwide Permits from the ACOE. In addition, through the CWA Section 401 Certification Program, state regulators have approval authority over federal permits authorizing activities that could impact state water quality and must certify that the activity will comply with water quality standards or other applicable requirements. In 2020, the EPA issued the 2020 CWA Section 401 Certification Rule, intending to clarify the scope of state regulatory authority and, under certain circumstances, allowing the EPA to certify projects regardless of state objection. The rule was vacated by the U.S. District Court for the Northern District of California in October 2021. In June 2022, the EPA published a proposed revised section 401 certification rule expanding the role of states, territories and Tribes in the certification process. The final 2023 CWA Section 401 Water Quality Certification Improvement Rule became effective on November 27, 2023 but has been challenged by states and regulated entities to enjoin its enforcement in a lawsuit pending in the U.S. District Court for the Western District of Louisiana. On March 7, 2024, the District Court in that case denied a limited motion for preliminary injunction to enjoin enforcement of the 2023 Rule for those Section 401 certification requests submitted after the effective date of the 2020 Rule, but before the effective date of the 2023 Rule. The District Court has yet to rule on the merits of petitioners’ challenge to the 2023 Rule and it remains in effect. While the 2023 Rule is in effect, we may be required to receive explicit authorization from the ACOE and the corresponding state regulatory authority before proceeding with certain mining or export terminal activities. As a result, our operations could experience permitting delays or disapprovals or could be subject to litigation, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. Due to the ongoing litigation and possibility that the EPA may revise the 2023 Rule in the future, the ultimate impact of the 2023 Rule cannot be determined at this time.
Definition of Waters of the United States. In June 2015, the EPA issued a rule to clarify which waterways are subject to federal jurisdiction under the CWA, known as the Clean Water Rule. The rule was ultimately blocked by a federal appeals court, and, in 2020, the EPA and the ACOE published the Navigable Waters Protection Rule (“NWPR”) to revise the definition of “Waters of the United States” (“WOTUS”) and to redefine which waterbodies are subject to federal jurisdiction. The NWPR was vacated by multiple U.S. District Courts, and, in January 2023, the EPA and the ACOE issued a final rule redefining WOTUS in a manner generally consistent with the pre-2015 framework (“Revised WOTUS Rule”). On May 25, 2023, the Supreme Court issued its decision in Sackett v. EPA, which narrowed federal jurisdiction over land and water features. When the Sackett decision was issued, two federal district courts had already enjoined the Revised WOTUS Rule in several states. On August 29, 2023, the EPA and the ACOE issued a final rule to amend the 2023 Revised WOTUS Rule and conform the rule with the Sackett decision (the “Conforming Rule”). The Conforming Rule took effect immediately upon publication on September 8, 2023. However, as a result of ongoing litigation on the Revised WOTUS Rule, the agencies are implementing the definition of “waters of the United States” under the Revised WOTUS Rule, as amended by the Conforming Rule, in 24 states, the District of Columbia and the U.S. Territories. In the other 26 states, the agencies are interpreting “waters of the United States” consistent with the pre-2015 regulatory regime and the Sackett decision until further notice. Notably, the Conforming Rule itself does not define certain language from the Supreme Court's ruling and could be expanded or face additional legal challenges in the future. Further revisions to the definition of WOTUS could impose additional or different permitting obligations or restrictions, require enhanced mitigation, or cause the Company to modify its operations, any of which could result in delayed permit approval timeframes or increased operational costs and compliance burden.

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
On September 26, 2023, the Sierra Club and several other environmental organizations filed a “Petition for Rulemaking to Establish a Nationwide NPDES Permit for Uncovered Railcars Transporting Coal Pursuant to 33 U.S.C. § 1342(a).” If the Petition results in final rulemaking, it could impose permitting obligations or restrictions on our rail partners and could impact the time and costs associated with the transportation of our coal. No action was taken by the EPA on the petition prior to the Biden administration leaving office.
Effluent Limitations Guidelines for the Steam Electric Power Generating Industry. The 2015 Effluent Limitations Guidelines and Standards (“ELG”) rule established the first federal limits on the levels of toxic metals in various power plant wastewater discharges and set zero-discharge requirements for certain waste streams. Portions of the rule were vacated by the U.S. Court of Appeals for the Fifth Circuit in 2019. Accordingly, revisions to the 2015 ELG rule were published in October 2020 (“Reconsideration Rule”) and established a voluntary incentive program which provides power plants until December 31, 2028 to (i) retire or (ii) implement changes required to achieve compliance with stringent effluent limits and standards. The rule is expected to significantly increase compliance costs for many coal-fired power plants and as a result, could accelerate facility closures. Certain domestic utilities, including some of our current customers, have announced plans to retire certain coal-fired power plants by 2028 as a result of the ELG rule. In May 2024, the EPA published the final Supplemental ELG Rule, which further restricts the ELGs established by the 2020 ELG Reconsideration Rule, incorporates limitations for additional waste streams that were previously excluded and establishes procedural requirements for affected facilities to demonstrate permanent cessation of coal combustion or permanent retirement.
Multiple states, trade groups and utility companies challenged the EPA’s May 2024 Supplemental ELG Rule. On October 9, 2024, the Eighth Circuit Court of Appeals denied the petitioners’ request to stay the Supplemental ELG Rule, thereby allowing the rule to go into effect while the litigation is ongoing. The decision was appealed to the Supreme Court, where it is pending while the underlying legal challenge on the merits of the rule continues. The ultimate impact of the Supplemental ELG Rule cannot be determined at this time due to uncertainty over the outcome of legal challenges. There is also the possibility that the EPA under a new administration will seek to revise or modify the rule, which would also likely face legal challenges. The legal challenge to the Supplemental ELG Rule or further revisions could impose additional or different permitting obligations or restrictions, or cause the Company to modify its operations, any of which could result in delayed permit approval timeframes or increased operational costs and compliance burden.
Other Environmental Laws and Regulations
Surface Mining Control and Reclamation Act. The federal Surface Mining Control and Reclamation Act (“SMCRA”) establishes minimum extraction, environmental, reclamation and closure standards for mining activities. While SMCRA is a comprehensive statute, it does not supersede other major statutes, such as the Clean Air Act, Clean Water Act, Endangered Species Act and other statutes discussed herein. Operators must obtain SMCRA permits and permit renewals from the U.S. Office of Surface Mining (“OSM”) or from the applicable state agency, where states have been granted regulatory primacy by demonstrating that the state’s regulatory program is at least as stringent as the federal program. Our active operations are located in states that have primary jurisdiction for enforcement of SMCRA, with oversight from OSM. The timing of SMCRA permit issuance is largely at the discretion of the regulatory authorities and is often related to the size and complexity of the operation for which approval is sought. In addition, numerous other permits from applicable state, federal or local authorities are required to conduct mining operations. Timing of permit issuance can also be influenced by public engagement in the permitting process, such as through comment, hearings or legal interventions, which could affect our operations. Permits can also be delayed, refused or revoked if any entity under common ownership or control has unabated permit violations, including the mining and compliance history of officers, directors and principal owners of the entity seeking permit approval. Under the laws applicable to our operations, substantial fines and penalties, including suspension or revocation of permits, and in severe cases, criminal sanctions, may be imposed for failure to comply.
Under federal and state laws, including SMCRA, we are required to obtain surety bonds or other acceptable security to secure payment of our long-term obligations, including mine closure and reclamation, mine water treatment, federal and state workers’ compensation costs, coal leases or other miscellaneous obligations. Surety bonds are typically renewable on a yearly basis, and it is possible that surety bond issuers may refuse to renew bonds or may demand additional collateral therefor. Over the past few years, the surety markets have been increasingly challenging, particularly for coal companies. We have experienced rising premiums, reduced coverage and/or fewer providers willing to underwrite policies and surety bonds. Terms have generally become unfavorable, including increases in the amount of collateral required to secure surety bonds. However, more recently, we have seen insurance rates stabilize and even decrease on certain lines of coverage, as new insurance carriers have entered the market, although there is no assurance that this stabilization or decrease will be sustained or continued. Any failure to maintain, or our inability to acquire, surety bonds required by state and federal laws or the related collateral required by bond issuers, could have a material adverse effect on our ability to produce coal, adversely affecting our business, financial condition, liquidity, results of operations and cash flows. As of December 31, 2024, we posted an aggregated $526 million in surety bonds for reclamation purposes, as well as approximately $137 million in surety bonds, cash, and letters of credit to secure other obligations including workers compensation, black lung benefits, coal leases and other obligations.
Additionally, in October 2024, the Company and the Pennsylvania Department of Environmental Protection (“PADEP”) finalized agreements to form a Global Water Treatment Trust Fund, providing an approved alternative financial assurance mechanism for 22 legacy mine water treatment systems (“treatment systems”) in Pennsylvania. The Company intends to make annual contributions of $2 million until the cash balance of the fund equals 100% of the present value of future operation, maintenance and recapitalization costs for the treatment systems, currently estimated to be $74.2 million. As the cash balance of the fund grows, surety bonds associated with the treatment systems will be adjusted or released by the PADEP, thereby reducing our exposure to surety bonds and related collateral requirements. Through December 2024, the Company has contributed $12.1 million to the fund, and the PADEP has approved bond reductions totaling $52.7 million.
Separately, SMCRA imposes a reclamation fee on all current mining operations, the proceeds of which are deposited in the Abandoned Mine Reclamation Fund, which is used to restore mine lands mined, closed or abandoned before SMCRA’s adoption in 1977, and to pay health care benefit costs of orphan beneficiaries of the Combined Fund created by the Coal Industry Retiree Health Benefit Act of 1992. The current fee is $0.096 per ton for underground mined coal and became effective in October 2021. We recognized expense related to Abandoned Mine Reclamation Fund fees of $2 million for the year ended December 31, 2024.
Endangered Species Act. The federal Endangered Species Act (“ESA”) and other related federal and state statutes protect species that have been classified as endangered or threatened with possible extinction, or other protective designations. A number of species native to our operating areas are protected under the ESA or other related laws and regulations. Protection of these species could prohibit or delay authorization of mining activities or may place additional restrictions on our operations related to timbering, construction, vegetation or water discharges. In May 2024, the U.S. Fish and Wildlife Service and the National Marine Fisheries Service (collectively, the “Services”) promulgated final regulations to rescind and revise the regulations and definitions finalized under the previous administration, related to procedures for listing threatened and endangered species and agency consultation. Imposition of more stringent or protective measures, or designation of additional critical habitat areas, could expose our operations to additional requirements, increased operating costs or delayed approval timeframes.
National Environmental Policy Act. The National Environmental Policy Act (“NEPA”) requires federal agencies to assess the environmental effects of their proposed actions, prior to taking a “major Federal action,” which encompasses agencies' decisions on certain permitting applications that fall under federal jurisdiction. Agencies generally must issue either an Environmental Impact Statement (“EIS”) or an Environmental Assessment (“EA”), including an evaluation of direct and indirect impacts associated with GHG emissions and the effects of climate change compared to reasonable alternatives, including a no action alternative. The White House Council on Environmental Quality (“CEQ”) has been responsible for issuing regulations that generally govern the implementation of NEPA, although individual agencies can issue their own rules. On November 12, 2024, the D.C. Circuit issued a decision in Marin Audubon Society et al. v. FAA et al., holding that CEQ lacked statutory authority to issue NEPA rules. The ultimate effect of this ruling on the future implementation of NEPA and the burdens the law will impose are, at this time, unclear. When applicable to federal permit applications required for mining, NEPA reviews may create delays in authorization timeframes, increase the cost of compliance, risk denial of a permit application or give rise to litigation risk, which could materially impact our operations.
Comprehensive Environmental Response, Compensation, and Liability Act. The CERCLA imposes remediation requirements related to actual or threatened releases of hazardous substances into the environment. Under CERCLA or related state laws, joint and several liability may be imposed on generators of hazardous waste, site owners, waste transporters or others regardless of fault associated with the original disposal activity. Although the EPA excludes most wastes generated during coal mining and processing from hazardous waste laws, such wastes may contain hazardous substances that are governed by CERCLA if released into the environment. Our current operations, operations of our predecessors, or facilities to which we have sent waste materials could be subject to liability under CERCLA.

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
Coal Combustion Residuals. Byproducts of coal combustion, or coal combustion residuals (“CCR”), are regulated under RCRA. In April 2015, the EPA published regulations for the disposal of CCR (the “2015 CCR Rule”) and classified CCR as “non-hazardous” waste. The CCR Rule was subject to legal challenge and in 2018, the D.C. Circuit remanded the rule at the EPA's request. In August 2020, the EPA published a final revised rule mandating closure of unlined impoundments, with deadlines to initiate closures between 2021 and 2028, depending on site-specific circumstances. Provisions exempting inactive impoundments at inactive facilities from the CCR Rule were vacated by the D.C. Circuit in 2018, and the EPA proposed additional rules addressing those specific provisions in May 2023. In 2022 and 2023, the EPA denied requests from the majority of CCR facilities that sought approval to continue disposal of CCR and non-CCR waste streams, and instead required the facilities to cease receipt of waste within 135 days of completion of public comment. Future determinations of the same nature, or similar actions in expected future rulemakings, could lead to accelerated, abrupt, or unplanned suspension of coal-fueled EGUs. The CCR rules impose new requirements that would generally increase the cost of CCR management or require facility closure. The combined effect of the CCR rules and ELG regulations (discussed above) has compelled power-generating companies to close existing ash ponds and may force the closure of certain existing coal-burning power plants that cannot comply with the new standards. Such retirements may adversely affect the demand for our coal.
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
•certain survivors of miners who have died from black lung disease; and
•a trust fund for the payment of benefits and medical expenses to claimants whose last mine employment was before January 1, 1970, where no responsible coal mine operator has been identified for claims (where a miner's last coal employment was after December 31, 1969), or where the responsible coal mine operator has defaulted on the payment of such benefits. The trust fund is funded by an excise tax on U.S. production of coal, at a rate of up to $1.10 per ton for deep mined coal and up to $0.55 per ton for surface-mined coal, neither amount to exceed 4.4% of the gross sales price. In January 2022, these rates expired and reverted back to pre-2008 levels, at $0.50 per ton for deep mined coal and $0.25 per ton for surface-mined coal, neither amount to exceed 2.0% of the gross sales price. However, the Inflation Reduction Act of 2022 made the higher rates (of up to $1.10 per ton for deep mined coal and up to $0.55 per ton for surface-mined coal) permanent, effective in October 2022. The Company recognized expense related to the Black Lung Excise Tax of $11.0 million, $10.9 million and $8.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
In December 2024, the OWCP issued a final rule revising the regulations under the Black Lung Benefits Act related to self-insurance by coal mine operators. Under the new standard, self-insured coal mine operators are required to post additional security for the Black Lung benefit liabilities. The final rule requires a security amount equal to 100% of a self-insured operator's projected black lung liabilities. The rule became effective on January 13, 2025, and operators are required to remit the increased security amount within one year. The final rule, including any assessments, is subject to appeal.
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
Available Information
We maintain a website at www.corenaturalresources.com. We will make available, free of charge, on this website our future annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are available, electronically filed with, or furnished to the SEC, and are also available at the SEC’s website, www.sec.gov. Apart from SEC filings, we also use our website to publish information which may be important to investors, such as presentations to analysts.

ITEM 1A.    Risk Factors
You should carefully consider the following risks and other information in this Annual Report on Form 10-K in evaluating us and our common stock. The risk factors have been separated into three groups: risks related to our business, risks related to our common stock and the securities market and risks related to our merger with Arch.
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
•decreases in steel production from blast furnaces or advancement of alternative steel production technologies;
•the availability and reliability of transportation facilities and other systems, disruption of rail, barge, processing and transportation facilities and other systems that deliver our coal to market and fluctuations in transportation costs;
•the risks and uncertainties arising from a significant portion of our production being sold in international markets and complying with foreign laws and regulations, including anti-corruption laws;
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
•uncertainty as to whether we will repurchase shares of our common stock;
•restrictions on the ability to acquire us in our certificate of incorporation, bylaws and Delaware law and the resulting effects on the trading price of our common stock; and
•inability of stockholders to bring legal action against us in any forum other than the state courts of Delaware.

Risks Related to Our Merger with Arch
•uncertainties associated with the Merger may cause a loss of management personnel and other key employees;
•disruption of the Company's business relationships due to uncertainty associated with the Merger;
•incurrence of significant costs in connection with the Merger and integration of Arch with the Company;
•failure to integrate the businesses and operations of the Company and Arch successfully in the expected time frame; and
•failure to realize all of the anticipated benefits of the Merger.
Risks Related to Our Business
Deterioration in the global economic conditions in any of the industries in which our customers operate, or a worldwide financial downturn, or negative credit market conditions may have a materially adverse effect on our liquidity, results of operations, cash flows, business and financial condition that we cannot predict.
Weakness in the economic conditions of any of the industries we serve or that are served by our customers could adversely affect our business, financial condition, results of operations, cash flows and liquidity in a number of ways. For example:
•demand for electricity in the United States is impacted by industrial production, which, if weakened, would negatively impact the revenues, margins and profitability of our coal business;
•demand for metallurgical coal depends on coke and steel demand in the United States and globally, which, if weakened, would negatively impact the revenues, margins and profitability of our metallurgical coal business or our thermal coal as higher priced high volatile metallurgical coal;
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
•our ability to access the capital markets may be restricted at a time when we would like, or need, to raise capital for our business including for exploration and/or development of our coal reserves, or for strategic acquisitions of assets; and
•a decline in our creditworthiness, which may require us to post letters of credit, cash collateral or surety bonds to secure certain obligations, all of which would have an adverse effect on our liquidity.
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
•with respect to thermal coal, the price and availability of natural gas and the price and supply of imported liquefied natural gas, and competing sources of energy used in certain industrial applications, such as petroleum coke and metallurgical coal;
•technological advances affecting energy consumption and those related to hydrogen-based steel production;
•with respect to metallurgical coal, the overall demand for steel which may be affected by competition for production of steel from non-coal sources, including electric arc furnaces or other processes that may use alternatives to coking as a reduction agent, which may limit demand for coking coal;
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
•the imposition of tariffs, quotas, trade barriers and other trade protection measures; and
•the impact of domestic and foreign governmental laws and regulations, including environmental and climate change regulations and regulations affecting the coal mining industry, blast furnaces, and coal-fired power plants, and delays in the receipt of, failure to receive, failure to maintain or revocation of necessary governmental permits.
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
Additionally, coal production, transportation and preparation consumes large quantities of commodities including steel, copper, explosives, rubber products and liquid fuels and requires the use of capital equipment. We also use significant amounts of diesel fuel, explosives and tires for trucks and other heavy machinery, particularly at our Black Thunder mining complex. Some commodities, such as steel, are needed to comply with roof control plans required by regulation. The prices we pay for commodities and capital equipment are strongly impacted by the global market. A rapid or significant increase in the costs of commodities or capital equipment we use in our operations, whether as a result of increased demand, shortages caused by supply chain disruptions or general inflationary pressures, could impact our mining operating costs because we may have a limited ability to negotiate lower prices, and, in some cases, may not have a ready substitute. In addition, if any of our suppliers experiences an adverse event, or decides to no longer do business with us, we may be unable to obtain sufficient equipment and raw materials in a timely manner or at a reasonable price to allow us to meet our production goals and our revenues may be adversely impacted. We use considerable quantities of steel in the mining process. If the price of steel or other materials increases substantially, the risk of which is currently elevated due to economy-wide high inflation, or if the value of the U.S. dollar declines relative to foreign currencies with respect to certain imported supplies or other products, our operating expenses could increase. Any of the foregoing events could materially and adversely impact our business, financial condition, results of operations and cash flows.
If our coal customers do not extend existing contracts or do not enter into new multi-year coal sales contracts on favorable terms, profitability of our operations could be adversely affected.
During the year ended December 31, 2024, approximately 43% of the coal the Company produced was sold under multi-year sales contracts. If a substantial portion of our multi-year sales contracts are modified or terminated, if force majeure is exercised, or if we are unable to replace or extend the contracts or new contracts are priced at lower levels, our profitability would be adversely affected. In addition, if customers refuse to accept shipments of our coal for which they have existing contractual obligations, our revenues will decrease and we may have to reduce production at our mines until such customers honor their contractual obligations and begin accepting shipments of our coal again.
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
Although we have recently begun selling a significant portion of our coal in the export market, we remain somewhat exposed to risks associated with a concentrated customer base both domestically and globally. Historically, we derived a significant portion of our revenues from two customers, each of which accounted for over 10% of our total sales and aggregated approximately 22% of our total sales in fiscal year 2024. Similarly, prior to the Merger, Arch derived approximately 16% of its total coal revenues from sales to its three largest customers in the year ended December 31, 2024. Although the Merger has increased our customer base, there can be no guarantee that we will not still be exposed to the risks associated with a concentrated customer base.
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
Our ability to collect payments from our customers for coal sold and delivered could be impaired if their creditworthiness declines or if they fail to honor their contracts. Because a significant portion of our sales are concentrated to a few material customers, if the creditworthiness of a significant customer declines or the customer significantly delays payments to us, our business, cash flows and financial condition could be materially and adversely affected. If we determine that a customer is not creditworthy, we may be able to withhold delivery under the customer's coal sales contract. However, if this occurs, we may decide to sell the customer's coal on the spot market, which may be at prices lower than the contracted price, or we may be unable to sell the coal at all. Furthermore, if customers refuse to accept shipments of our coal for which they have an existing contractual obligation or if we terminate a relationship with a significant customer due to credit risks, our revenue could decrease materially and we may have to reduce production at our mines until our customers’ contractual obligations are honored or we are able to replace a significant customer. In addition, our borrowing capacity under our receivables financing arrangement could be reduced if we experience prolonged and significant delays in payments by one or more material customers.
Also, our customer base may change with deregulation as domestic utilities sell their power plants to their non-regulated affiliates or third parties that may be less creditworthy, thereby increasing the risk we bear for customer payment default. Some power plant owners may have credit ratings that are below investment grade or may become below investment grade after we enter into contracts with them. Furthermore, our metallurgical customers operate in a highly competitive and cyclical industry where their creditworthiness could deteriorate rapidly.
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
Our business is closely linked to demand for electricity, and any changes in coal consumption by U.S. or international electric power generators would likely impact our business over the long term. According to the EIA, in 2024, the domestic electric power sector accounted for approximately 91% of total U.S. coal consumption. In 2024, the Pennsylvania Mining Complex sold approximately 41% of its coal to U.S. electric power generators, and we have annual or multi-year contracts in place with many of these electric power generators for a significant portion of our future production. The amount of coal consumed by the electric power generation industry is affected by, among other things:

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
The metallurgical coal that we produce from the PAMC and the Itmann Mining Complex is sold to domestic and export customers involved in the production of steel. In addition, Arch’s principal product is a premium High-Vol metallurgical coal for blast furnace steel producers. Any deterioration in conditions in the U.S. or foreign steel industries, including a decrease in demand for steel or concerns regarding the continued financial viability of the industry, could reduce the demand for our metallurgical coal and could adversely impact the creditworthiness of our U.S. or foreign metallurgical coal customers and our ability to receive timely payments from these customers. In addition, the steel industry's demand for coal is affected by a number of factors, including the variable nature of that industry's business, technological developments in the steel-making process and the availability of substitutes for steel, such as aluminum, composites or plastics. When steel prices are lower, the prices that we charge steel industry customers for our metallurgical coal may decline, which could adversely affect our financial condition, results of operations and cash flows.
Also, premium High-Vol metallurgical coal generally commands a price premium over other forms of coal because of its value in use in blast furnaces for steel production. Premium High-Vol metallurgical coal has specific physical and chemical properties that can impact the efficiency of blast furnace operation. Alternative technologies are continually being investigated and developed with a view to reducing production costs or for other reasons, such as minimizing environmental or social impact. If competitive technologies emerge or are increasingly utilized that use other materials in place of our product or that diminish the required amount of our product, such as electric arc furnaces or pulverized coal injection processes, demand and price for our metallurgical coal might fall. Many of these alternative technologies are designed to use lower quality coals or other sources of carbon instead of higher cost High-Vol metallurgical coal. While conventional blast furnace technology has been the most economic large-scale steel production technology for several decades, and while emergent technologies typically take many years to commercialize, there can be no assurance that, over the longer term, competitive technologies not reliant on High-Vol metallurgical coal could emerge which could reduce demand and price premiums for High-Vol metallurgical coal.

The availability and reliability of modes of transportation and transportation facilities as well as fluctuations in transportation costs could affect the demand for our coal, and any significant damage to the CONSOL Marine Terminal that impacts its use could impair our ability to supply coal to our customers.
Transportation logistics play an important role in allowing us to supply coal to our customers. Any significant delays, interruptions or other limitations on the ability to transport our coal could negatively affect our operations. Our coal is transported from our mines primarily by rail. To reach markets and end customers, our coal may also be transported by barge or by ocean vessels loaded at terminals, including our CONSOL Marine Terminal and DTA, in which we own a 35% interest following the Merger. Disruption of transportation services because of weather-related problems, strikes, lock-outs, terrorism, governmental regulation, third-party action or other events could temporarily impair our ability to supply coal to customers and adversely affect our profitability. For example, after a container ship struck a support column of the Francis Scott Key Bridge in Baltimore, Maryland causing it to collapse on March 26, 2024, vessel access in and out of the CONSOL Marine Terminal, which is located in the Port of Baltimore, was suspended. Until a channel was opened to normal operations on June 10, 2024, our inability to ship coal to our customers from the CONSOL Marine Terminal temporarily negatively impacted our business, financial condition and results of operations. In addition, transportation costs represent a significant portion of the delivered cost of coal and, as a result, the cost of delivery is a critical factor in a customer’s purchasing decision. Increases in transportation costs, including increases resulting from emission control requirements and fluctuation in the price of diesel fuel and demurrage, could make our coal less competitive. Any disruption of the transportation services we use or increase in transportation costs could have a materially adverse effect on our business, financial condition, results of operations and cash flows. Disruption in shipment levels over longer periods of time at the CONSOL Marine Terminal could cause our customers to look to other sources for their coal needs, negatively affecting our revenues and results of operations.
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

The United States, European Union and other large economies have recently experienced inflation at a rate significantly higher than recent years. While inflation has been easing, there can be no guarantee that this trend will continue. Current and future inflationary effects may be driven by, among other things, governmental stimulus and monetary policies, supply chain disruptions and geopolitical instability. This recent inflation has resulted in rising prices, including increases in freight rates, prices for energy and other costs, and has adversely impacted us and may further impact us negatively in the future. Sustained inflation could result in higher costs for transportation, energy, materials, supplies and labor. Our efforts to recover inflation-based cost increases from our customers may be hampered as a result of the structure of our contracts and the contract bidding process as well as competitive pressure in the industry, economic conditions and the countries to which we sell our export coal. Accordingly, substantial inflation may have an adverse impact on our business, financial position, results of operations and cash flows. Inflation has also resulted in higher interest rates in the U.S., which could increase our cost of debt borrowing in the future.
A significant portion of our production is sold in international markets and our international sales may continue to grow, which exposes us to additional risks and uncertainties.
For the fiscal years ended December 31, 2024, 2023 and 2022, approximately 60%, 66% and 53%, respectively, of our annual coal revenue was derived from customers who exported our coal outside of the United States. A majority of Arch's metallurgical coal sales consist of sales to international customers, and we expect that international sales will continue to account for a large portion of our revenue. We believe that international markets will continue to account for a significant percentage of our revenue as we seek international expansion opportunities. The international markets are subject to a number of material risks, including, but not limited to:
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
•longer sales cycles and time to collection may produce large swings in working capital from period to period;
•tariffs and other international trade barriers may make our products less cost competitive;
•government currency controls;
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
•geopolitical uncertainty or turmoil, including terrorism, war and natural disasters; and
•unexpected changes in diplomatic and trade relationships.

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
Because we sell a significant portion of our production in international markets, our operations and activities inside and outside the U.S., as well as the shipment of our products across international borders, require us to comply with a number of federal, state, local and foreign laws and regulations, which are complex and increase our risks of doing business internationally. These laws and regulations include import and export requirements, tariffs and other international trade barriers, government currency controls, economic sanction laws, customs laws, tax laws and anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. In addition, we have sales offices in Singapore and the United Kingdom which sell our coal to new international customers, which may present uncertainties and new risks, including potential liability under foreign anti-corruption and other laws. We cannot predict how these laws or their interpretation, administration and enforcement will change over time. There can be no assurance that our employees, contractors, agents, distributors, customers, payment parties or third parties working on our behalf will not take actions in violation of these laws. Any such violation could result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations in certain jurisdictions, and might adversely affect our business, financial condition, results of operations and cash flows. In addition, actual or alleged violations could damage our reputation and ability to do business. Furthermore, detecting, investigating and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.
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
The issue of global climate change continues to attract considerable public and scientific attention with widespread concern about the impacts of human activity (especially the emissions of GHGs such as carbon dioxide and methane). Combustion of fossil fuels, such as the coal we produce, results in the emission of carbon dioxide into the atmosphere by coal end-users, such as coal-fired electric power plants. Additionally, our coal mines release methane to the atmosphere during operations in order to promote a safe working environment for our miners underground.
Numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government that are intended to limit emissions of GHGs. The United States, for instance, has been a signatory to the United Nations-sponsored “Paris Agreement,” which requires nations party to the agreement to submit non-binding GHG emissions reduction goals every five years after 2020. On January 20, 2025, President Donald J. Trump issued an Executive Order directing the United States Ambassador to the United Nations to formally withdraw the United States from the Paris Agreement. It is currently unclear what further action the administration will take to address climate change given this new policy direction. Nevertheless, the international community has been called upon to achieve a 43% reduction in GHG emissions by 2030 (compared to 2019 levels) through actions that drive the transition away from fossil fuels in energy systems. In addition, several individual U.S. states have already adopted measures requiring GHG emission reductions within their boundaries. Other states have elected to participate in regional cap-and-trade programs like the RGGI in the northeastern U.S. On November 1, 2023, the Pennsylvania Commonwealth Court issued its decision striking down Pennsylvania's participation in RGGI and determining that RGGI constitutes an illegal tax under the Pennsylvania Constitution. Following this decision, on November 21, 2023, Governor Josh Shapiro announced that the state will appeal the Commonwealth Court's decision. Any significant legislative changes at the international, national, state or local levels designed to reduce GHG emissions could significantly affect our ability to produce and sell our coal and develop our reserves, could increase the cost of the production and sale of coal and could materially reduce the value of our coal and coal reserves.
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
Increasing attention to climate change risk has also resulted in a recent trend of governmental investigations and private litigation by local and state governmental agencies as well as private plaintiffs in an effort to hold energy companies accountable for the effects of climate change. Other public nuisance lawsuits have been brought in the past against power, coal, oil and gas companies alleging that their operations are contributing to climate change. The plaintiffs in these suits sought various remedies, including punitive and compensatory damages and injunctive relief. While the U.S. Supreme Court held that any federal common law had been displaced by the CAA and thus dismissed the public nuisance claims against the defendants in those cases, tort-type liabilities remain a possibility and a source of concern. For instance, we have been named as a defendant in multiple lawsuits brought by the City of Baltimore, the State of Delaware, the City of Annapolis, and Anne Arundel County, Maryland seeking to hold us and other energy companies liable for the effects of climate change caused by the release of GHGs. The outcome of this litigation is uncertain, and we could incur substantial legal costs associated with defending these and similar lawsuits in the future. Government entities in other states have brought similar claims seeking to hold a wide variety of companies that produce fossil fuels liable for the alleged impacts of the GHG emissions attributable to those fuels or for other grounds related to climate change, such as improper disclosure of climate change risks. Those lawsuits allege damages as a result of climate change and the plaintiffs are seeking unspecified damages and abatement under various tort theories. We have not been made a party to these other suits, but it is possible that we could be included in similar future lawsuits initiated by state and local governments as well as private claimants.

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
Our coal mining operations are underground mines. Underground mining and related processing activities present inherent risks of injury or death to persons, damage to property and equipment and other potential legal or other liabilities. In addition, Arch's mining operations include surface mining operations that utilize explosives to remove the earth and rock covering the coal, which creates additional hazards. Our mines are subject to a number of operating risks that could disrupt operations, decrease production and increase the cost of mining at particular mines for varying lengths of time, thereby adversely affecting our operating results. In addition, if an operating risk occurs in our mining operations, we may not be able to produce sufficient amounts of coal to deliver under our multi-year coal contracts. Our inability to satisfy contractual obligations could result in our customers initiating claims against us or canceling their contracts. The operating risks that may have a significant impact on our coal operations include:
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
In this regard, in January 2025, the Company sealed the Leer South mine’s active longwall panel in order to extinguish isolated combustion-related activity at the mine. The Company resumed development work with continuous miner units in February 2025, and currently expects to resume longwall mining by mid-year. While the Company believes that this combustion-related activity does not currently pose a threat to the longwall equipment, there can be no guarantee that the equipment will not be damaged or that longwall mining will resume within the expected timeframe. The costs that may be incurred to address the impacts of the incident and to return the mine to active operations are uncertain and could be significant. The extent to which this incident or future incidents at the Leer South mine or other mining properties may adversely impact our results of operations, cash flows and financial condition depends on future developments, which are highly uncertain and unpredictable.
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
Our operations may also face potential conflicts with holders of other mineral interests such as coalbed methane, natural gas and oil reserves. Some of these minerals are located on, or are adjacent to, some of our coal reserves and active operations, potentially creating conflicting interests between us and the holders of those interests. From time to time, we acquire these minerals ourselves to prevent conflicting interests from arising. If, however, conflicting interests arise and we do not acquire the competing mineral rights, we may be required to negotiate our ability to mine with the holder of the competing mineral rights. If we are unable to reach an agreement with the holders of such rights, or to do so on a cost-

effective basis, we may incur increased costs, and our ability to mine could be impaired, which could materially and adversely affect our business, results of operations, financial condition and cash flows.
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
Some investment funds and certain investors may exclude our securities from consideration due to their respective ESG mandates related to investing in fossil fuels, including coal.
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
While we may publish voluntary disclosures regarding ESG matters or take other actions from time to time, in an effort to improve the ESG profile of our operations or products, we cannot guarantee that these efforts will have the desired effect. For example, our voluntary disclosures may include statements based on assumptions, estimates or third-party information we believe to be reasonable, but which may be uncertain, variable or erroneous. In addition, we may commit to certain ESG initiatives over time, such as investing capital in projects and technologies to reduce our greenhouse gas emissions profile; however, we may not ultimately be able to achieve our goals or reach our commitments, either on the timeframes or costs initially anticipated or at all, due to factors within or outside of our control. Various business units or components of the Company have previously established climate change-related goals and targets. As a result of the Merger and continued efforts to harmonize policies across the new, combined company, the Company has suspended its previous goals and targets and is in the process of reevaluating those policies for the Company as a whole, consistent with investor and stakeholder expectations. If we do not, or are perceived to not, adapt or comply with investor or stakeholder expectations and standards on ESG matters, we may suffer from reputational damage and an increased risk of litigation or activism, and our business, financial condition and results of operations could be materially and adversely affected.
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
New or existing tariffs and other trade measures could adversely affect our results of operations, financial position and cash flows, either directly or indirectly through various adverse impacts on our significant customers. During the last several years, the U.S. Government imposed tariffs on steel and aluminum and a broad range of other products imported into the U.S. In response to the tariffs imposed by the U.S., the European Union, Canada, Mexico and China have announced tariffs on U.S. goods and services. In February 2025, China announced a 15% tariff on coal and liquified natural gas products. Although some of these tariffs have been rescinded or suspended, these tariffs, along with any additional tariffs or trade restrictions that may be implemented by the U.S. or retaliatory trade measures or tariffs implemented by other countries, could result in reduced economic activity, increased costs in operating our business, reduced demand and changes in purchasing behaviors for thermal and metallurgical coal, limits on trade with the United States or other potentially adverse economic outcomes. Additionally, we sell coal into the export thermal market and the export metallurgical market. Accordingly, our international sales may also be impacted by the tariffs and other restrictions on trade between the U.S. and other countries. While tariffs and other retaliatory trade measures imposed by other countries on U.S. goods have not yet had a significant impact on our business or results of operations, we cannot predict further developments, and such existing or future tariffs could have a material adverse effect on our results of operations, financial position and cash flows.

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
Our future success depends upon the continued services of our executive officers, including our Executive Chair of the Board of Directors, Chief Executive Officer and Chief Financial Officer and President, who have critical experience and relationships in the coal industry that we rely on to implement our business plan and growth strategy. Our ability to retain senior management has in the past been, and may in the future be, impacted by volatility in commodity prices and uneven business performance, which have negatively impacted our stock price, and therefore, our ability to use equity compensation as a retention tool. Additionally, the recent efforts of certain members of the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities and other groups, to promote divestment of fossil fuel equities, to encourage the consideration of ESG practices of companies in a manner that negatively affects coal companies and to pressure lenders to limit funding to companies engaged in the extraction of fossil fuel reserves may also negatively impact our ability to attract and retain key management personnel. Accordingly, we have entered into, and may need to enter into additional, retention or other arrangements that could be costly to maintain. While we have change-in-control agreements in place with our senior executives, there can be no assurance we will continue to retain their services and we may become subject to significant severance payments if our relationship with these executives is terminated under certain circumstances. Further, turnover, planned or otherwise, in these or other key leadership positions may materially adversely affect our ability to manage our business efficiently and effectively, and such turnover can be disruptive and distracting to management, may lead to additional departures of existing personnel and could have a material adverse effect on our operations and future profitability. Our ability to retain our key management personnel or to identify and attract additional management personnel or suitable replacements should any members of the management team leave or be terminated is dependent on a number of factors, including the competitive nature of the employment market and our industry. Any failure to retain key management personnel or to attract additional or suitable replacement personnel could cause uncertainty among investors, employees, customers and others concerning our future direction and performance and could have a material adverse effect on our business, financial condition and results of operations.
We have asset retirement obligations and obligations for long-term employee benefits. If the assumptions underlying our accruals are inaccurate, we could be required to expend greater amounts than anticipated.
The Surface Mining Control and Reclamation Act and various state laws establish operational, reclamation and closure standards for all our coal mining operations and require us, under certain circumstances, to plug natural gas wells. We accrue for the costs of current mine disturbance, gas well plugging and of final mine closure, including the cost of treating mine water discharge where necessary. Estimates of our total asset retirement obligations, which are based upon permit requirements, engineering studies and our engineering expertise related to these requirements, were approximately $248 million at December 31, 2024. The amounts recorded are dependent upon a number of variables, including the estimated future expenditures, estimated mine lives, assumptions involving profit margins, inflation rates and the assumed credit-adjusted risk-free interest rates. If these accruals are insufficient, our future operating results could be adversely affected.
We also provide various long-term employee benefits to inactive and retired employees, and we accrue amounts for these obligations. At December 31, 2024, the current and non-current portions of these obligations included:
•postretirement medical and life insurance ($194 million);
•coal workers’ pneumoconiosis benefits ($162 million);
•pension benefits ($22 million);
•workers’ compensation ($46 million); and
•long-term disability ($6 million).
Our management and engineers periodically review these estimates. However, if our assumptions are inaccurate, major operational changes are implemented or if government regulations change significantly, we could be required to expend greater amounts than anticipated. Salary retirement benefits are funded in accordance with Employer Retirement Income Security Act of 1974 (“ERISA”) regulations. The other obligations are unfunded. In addition, the federal government and several states in which we operate consider changes in workers’ compensation and black lung laws from time to time. Such changes, if enacted, could increase our benefit expense and our collateral requirements. Additionally, former miners and their family members asserting claims for pneumoconiosis benefits have generally been more successful asserting such claims in recent years as a result of the presumption within the PPACA of 2010 that a coal miner with 15 or more years of underground coal mining experience (or the equivalent) who develops a respiratory condition and meets the requirements for total disability under the Federal Act is presumed to be disabled due to coal dust exposure, thereby shifting the burden of proof from the employee to the employer/insurer to establish that this disability is not due to coal dust. The increasing success rate of such claims based upon the PPACA changed presumption and, as a result, the increasing expense incurred by us to insure against such claims could increase our expenses for long-term employee benefit obligations.
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
In 2013, Murray Energy and its subsidiaries (“Murray”) entered into a stock purchase agreement (the “Murray sale agreement”) with our former parent pursuant to which Murray acquired the stock of Consolidation Coal Company and certain subsidiaries and certain other assets and liabilities. At the time of sale, the liabilities of the sold companies included certain retiree medical liabilities under the Coal Industry Retiree Health Benefit Act of 1992 (“Coal Act”) and certain federal black lung liabilities under the Black Lung Benefits Act (“BLBA”). Based upon information available to the Company, we estimate that the annual servicing costs of these liabilities are approximately $10 million to $20 million per year for the next ten years. The annual servicing cost would decline each year since the beneficiaries of the Coal Act consist principally of miners who retired prior to 1994.
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
We are subject to certain ongoing indemnification obligations related to our separation from our former parent that, if realized, could materially impact our financial condition, results of operations and cash flows.
Although we separated from our former parent more than seven years ago, we have certain ongoing indemnification obligations related to our separation that could materially impact our financial condition, results of operations and cash flows. Specifically, under the 2017 Separation and Distribution Agreement between the Company and its former parent, we could be required to indemnify our former parent for liabilities relating to our business, whether occurring prior to or after the separation and certain other amounts, including defense costs, settlement amounts and judgments. Likewise, our former parent may fail to indemnify us against certain liabilities related to its business as required by the separation and distribution agreement, or any such indemnity provided by our former parent may be insufficient to make us whole against any third party claims brought against us in connection with such liabilities.
The provisions of our debt agreements and the risks associated with our debt could adversely affect our business, financial condition, liquidity and results of operations.
As of December 31, 2024, our total long-term indebtedness was approximately $209 million, consisting of:
•$103 million under our Maryland Economic Development Corporation Port Facilities Refunding Revenue Bonds (“MEDCO”) 5.75% revenue bonds due September 2025;
•$75 million under our Pennsylvania Economic Development Financing Authority (“PEDFA”) 9.00% Solid Waste Disposal Revenue Bonds due April 2028;
•$24 million associated with finance leases due through 2029; and
•$7 million of miscellaneous debt.

At December 31, 2024, no borrowings were outstanding under our revolving credit facility or our $100 million accounts receivable securitization facility. On January 14, 2025, and in connection with the Merger, we entered into an amendment to our revolving credit facility to increase the available revolving commitments from $355 million to $600 million. The degree to which we are leveraged could have important consequences, including, but not limited to:
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
Our senior secured credit agreement and the indenture governing our PEDFA bonds limit the incurrence of additional indebtedness unless specified tests or exceptions are met. In addition, our senior secured credit agreement and the indenture governing our PEDFA bonds subject us to financial and/or other restrictive covenants. Under our senior secured credit agreement, we must comply with certain financial covenants on a quarterly basis, including a maximum first lien gross leverage ratio, a maximum total net leverage ratio and a minimum interest coverage ratio, as defined therein. Our senior secured credit agreement and the indenture governing our PEDFA bonds impose a number of restrictions upon us, such as restrictions on us granting liens on our assets, making investments, paying dividends, stock repurchases, selling assets and engaging in acquisitions. Failure by us to comply with these covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on us.
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
We have become increasingly dependent upon digital technologies, including information systems, infrastructure and cloud applications and services, to operate our businesses, process and record financial and operating data, communicate with our employees and business partners, and estimate quantities of coal reserves, as well as other activities related to our businesses. Strategic targets, such as energy-related assets, may be at greater risk of future terrorist or cyber attacks than other targets in the United States. Deliberate attacks on our assets, or security breaches in our systems, infrastructure or cloud-based applications, could lead to corruption or loss of our proprietary data and potentially sensitive data, delays in production or delivery, difficulty in completing and settling transactions, challenges in maintaining our books and records, environmental damage, communication interruptions, other operational disruptions and third-party liability. Similarly, our vendors or service providers could be the subject of such attacks or breaches that result in the risks of corruption or loss of our proprietary and sensitive data and/or the other disruptions as described above. In addition to the existing risks, the adoption of new technologies may also increase our exposure to data breaches or our ability to detect and remediate effects of a breach. Consequently, it is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, as cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents.
Certain provisions in our multi-year fixed-price coal sales contracts may provide limited protection during adverse economic conditions, may result in economic penalties to us or permit the customer to terminate the contract.
Price adjustment, “price reopener” and other similar provisions in our multi-year coal sales contracts may reduce the protection from coal price volatility traditionally provided by coal supply contracts. Price reopener provisions are present in several of our multi-year coal sales contracts. These price reopener provisions may automatically set a new price based on the prevailing market price or, in some instances, require the parties to agree on a new price, sometimes within a specified range of prices. In a limited number of agreements, failure of the parties to agree on a price under a price reopener provision can lead to termination of the contract. Any adjustment or renegotiations leading to a significantly lower contract price could adversely affect our profitability.
Most of our coal sales agreements contain provisions requiring us to deliver coal within certain ranges for specific coal quality characteristics such as heat content, sulfur, ash, moisture, volatile matter, grindability, ash fusion temperature, size consistency and certain metallurgical coal properties. Failure to meet these conditions could result in penalties or rejection of the coal at the election of the customer. Our coal sales contracts also typically contain force majeure provisions allowing for the suspension of performance by either party for the duration of specified events. Force majeure events include, but are not limited to, floods, earthquakes, storms, fire, faults in the coal seam or other geologic conditions, other natural catastrophes, wars, terrorist acts, civil disturbances or disobedience, strikes, railroad transportation delays caused by a force majeure event and actions or restraints by court order and governmental authority or arbitration award. Depending on the language of the contract, some contracts may terminate upon continuance of an event of force majeure that extends for a period greater than three to twelve months and some contracts may obligate us to perform notwithstanding what would typically be a force majeure event.
Our ability to operate our business effectively could be impaired if we fail to attract and retain qualified personnel, or if a meaningful segment of our employees becomes unionized.
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

Except for 41 of our employees at the CONSOL Marine Terminal who unionized in 2018, none of our employees are currently represented by a labor union or covered under a collective bargaining agreement, although many employers in our industry have employees who belong to a union. It is possible that employees at our other locations may join or seek recognition to form a labor union, or we may be required to become a labor agreement signatory. If some or all of our current non-union operations were to become unionized, we could incur an increased risk of work stoppages, reduced productivity and higher labor costs. Also, if we fail to maintain good relations with our employees at the CONSOL Marine Terminal, we could potentially experience labor disputes, work stoppages or other disruptions in the business of the CONSOL Marine Terminal, which could negatively impact the profitability of the CONSOL Marine Terminal, and accordingly, have a material adverse effect on our business, results of operations and financial condition.
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
We cannot guarantee the timing, amount or payment of dividends on our common stock in the future or that we will continue to repurchase shares of our common stock.

While we pivoted toward repurchases of shares of our common stock and away from the payment of quarterly dividends in 2023, we suspended our share repurchases in 2024 and our Board of Directors subsequently authorized dividends in lieu of repurchases per the provisions of the Merger Agreement. The payment and amount of any future dividend following the closing of the Merger is at the discretion of our Board of Directors and will depend upon many factors, including our financial condition and prospects, our capital requirements and access to capital markets, covenants associated with certain of our debt obligations, legal requirements and other factors that our Board of Directors may deem relevant, and there can be no assurance that we will return to declaring and paying dividends in the future in the amounts we have previously declared. On February 18, 2025, the Company's Board of Directors approved a new capital return framework that involves a mix of dividends and share repurchases. The repurchase program permits the repurchase, from time to time, of the Company's outstanding shares of common stock in an aggregate amount of up to $1 billion, subject to certain limitations in the Company's debt agreements. The repurchase program does not obligate us to repurchase any specific number of shares of common stock and may be suspended from time to time or terminated at any time prior to its expiration. There can be no assurance that we will repurchase shares under the repurchase program in the future in any particular amounts or at all. A reduction in, or elimination of, share repurchases could have a negative effect on the trading price of our common stock.
Your percentage of ownership in the Company may be diluted in the future.
Your percentage of ownership in us may be diluted because of equity issuances for future acquisitions, capital market transactions or otherwise, including, without limitation, equity awards that we may be granting to our directors, officers and employees. We cannot predict the effect, if any, that market sales of these securities or the availability of the securities will have on the prevailing market price of our common stock. Substantial sales of shares of our common stock or other securities into the public market, or the perception that those sales could occur, may cause the market price of our common stock to decline. Future issuances of our common stock, or other securities convertible into our common stock, may result in significant dilution to the proportionate ownership and voting power of our existing stockholders and could have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock.
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
The Company’s amended and restated certificate of incorporation and amended and restated bylaws and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with the Company’s Board of Directors rather than to attempt a hostile takeover. These provisions include, among others:
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
Risks Related to Our Merger with Arch
Uncertainties associated with the Merger may cause a loss of management personnel and other key employees, which could adversely affect the future business and operations of the Company.

The Company depends on the experience and industry knowledge of its officers and other key employees to execute its business plans. The success of the Company will depend in part on its ability to retain key management personnel and other key employees. Employees of the Company may experience uncertainty about their roles within the Company following the Merger or other concerns regarding the operations of the Company following the Merger, any of which may have an adverse effect on the ability of the Company to retain key management and other key personnel. If the Company is unable to retain personnel, including key management, who are critical to the future operations of the Company, the Company could face disruptions in its operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the Merger. No assurance can be given that the Company will be able to retain key management personnel and other key employees to the same extent that the Company has previously been able to retain its employees.

The business relationships of the Company may be subject to disruption due to uncertainty associated with the Merger, which could have a material effect on the business, financial condition, cash flows and results of operations of the Company.

Parties with which the Company does business may experience uncertainty associated with the Merger, including with respect to current or future business relationships with the Company. The Company’s business relationships may be subject to disruption as customers, distributors, suppliers, vendors, landlords, joint venture participants and other third parties with whom they do business may attempt to delay or defer entering into new business relationships, negotiate changes in existing business relationships or consider entering into business relationships with parties other than the Company. These disruptions could have a material and adverse effect on the business, financial condition, cash flows and results of operations of the Company, as well as a material and adverse effect on the Company’s ability to realize the expected cost savings and other benefits of the Merger.
The Company has incurred and expects to continue to incur significant costs in connection with the Merger and integration of Arch with the Company, which may be in excess of those anticipated by the Company.

The Company has incurred a number of non-recurring costs associated with negotiating and completing the Merger and expects to continue to incur a number of non-recurring costs associated with combining Arch’s operations with the Company’s operations. These expenses have been, and will continue to be, substantial. The substantial majority of non-recurring expenses will consist of transaction costs related to the Merger and include, among others, employee retention costs, fees paid to financial, legal and accounting advisors, severance and benefit costs, filing fees and debt restructuring costs.

The Company will also incur transaction costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. Expectations that the Company will offset integration-related costs over time by the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may not be achieved in the near term, or at all. The costs described above, as well as other unanticipated costs and expenses, could adversely affect the financial condition, cash flows and operating results of the Company.

The failure to integrate the businesses and operations of the Company and Arch successfully in the expected time frame may adversely affect the Company’s future results.

Prior to the completion of the Merger, Arch operated independently from the Company. Following the completion of the Merger, their respective businesses may not be integrated successfully. It is possible that the integration process could result in the loss of key employees; the loss of customers, service providers, vendors or other business counterparties; the disruption of ongoing businesses; inconsistencies in standards, controls, procedures and policies; potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with and following completion of the Merger; or higher-than-expected integration costs and an overall post-completion integration process that takes longer than originally anticipated.

In addition, at times the attention of certain members of management and resources may be focused on completion of the Merger and the integration of the businesses of the two companies and diverted from day-to-day business operations or other opportunities that may be beneficial, which may disrupt each company’s ongoing operations and the operations of the Company.

Furthermore, the Board of Directors and executive leadership of the Company consists of former directors from each of the Company and Arch and former executive officers from each of the Company and Arch. Combining the boards of directors and management teams of each company into a single board and a single management team could require the reconciliation of differing priorities and philosophies.

The Company may fail to realize all of the anticipated benefits of the Merger.

The success of the Merger will depend, in part, on the Company’s ability to realize the anticipated benefits and cost savings from combining the Company’s and Arch’s businesses and operational synergies. The anticipated benefits and cost savings of the Merger may not be realized fully or at all, may take longer to realize than expected, or could have other adverse effects that the Company does not currently foresee, in which case, among other things, the Merger may not be accretive to free cash flow and may not generate significant discretionary cash flow to return to stockholders via share buybacks or other means. Some of the assumptions that the Company has made, such as the achievement of the anticipated benefits related to the geographic, commodity and asset diversification and the expected size, scale, inventory and financial strength of the Company, may not be realized. The integration process may result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies. In addition, there could be potential unknown liabilities and unforeseen expenses associated with the Merger that could adversely impact the Company.

The Company’s ability to utilize Arch’s historic net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2024, Arch had U.S. federal net operating loss carryforwards (“NOLs”) of approximately $364.1 million, $55.3 million of which is subject to expiration, if not utilized, starting in 2037. The remaining carryforwards do not expire. However, they can only be used to offset 80% of U.S. federal taxable income. The Company’s ability to utilize these NOLs and other tax attributes to reduce future taxable income depends on many factors, including its future income, which cannot be assured. Section 382 of the Code (“Section 382”) and Section 383 of the Code generally impose an annual limitation on the amount of NOLs and certain other tax attributes that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382). The Merger was deemed an ownership change and, as a result, utilization of Arch’s NOLs is subject to an annual limitation under Section 382, determined by multiplying (1) the fair market value of its stock at the time of the ownership change by (2) the long-term tax-exempt rate published by the IRS for the month in which the ownership change occurs, subject to certain adjustments. Any unused annual limitation may be carried over to later years.
ITEM 1B.    Unresolved Staff Comments
None.
ITEM 1C.    Cybersecurity
Risk Management and Strategy
The Company has a cybersecurity risk program that is based on industry standards and best practices managed by a dedicated staff and specialists that support this program. We have implemented a set of system, network and application-level controls to protect our corporate data and systems. These controls are monitored for cybersecurity risk events and incidents on a continuous basis by a dedicated staff of cybersecurity professionals and various third-party providers. These controls are updated as necessary to protect the Company. In addition, the Company also takes a proactive approach by monitoring cyber threat intelligence to stay informed regarding emerging risks. The cybersecurity risk program also utilizes third-party assessors, consultants and auditors to perform various services, such as tabletop exercises and network penetration tests. The Company provides awareness training to its employees to help identify, avoid and mitigate cybersecurity threats. Employees with network access participate quarterly in required training, including spear phishing and other awareness training. The program also has a policy in place to address vendor and third-party risk. Cybersecurity risk is also evaluated during the acquisition process for new products and services.
The Company accounts for cybersecurity risk as a part of the Company's overall business strategy and planning. The Board's Audit Committee, which oversees all matters related to risk management and, in particular, the security of and risks related to the Company's information technology systems, receives regular reports on the Company's cybersecurity risk management efforts from various senior officers of the Company. The Company also has a corporate cybersecurity risk Steering Committee, which is a cross-functional group comprised of both senior management and other key business unit leaders that provides input to senior management on the Company's cybersecurity risk program.
The Company has not experienced any material operational or financial impact as the result of a cybersecurity risk or incident and, at this time, the risks from cybersecurity threats are not reasonably likely to materially affect the Company's business strategy, results of operations or financial condition. However, it is prepared to mitigate and respond to such an event should it occur. The Company has prepared a comprehensive Cybersecurity Incident Response Plan, as well as an Information Technology Disaster Recovery Plan. These plans are reviewed, updated and tested on a regular basis. Specifically, the Company conducts cybersecurity tabletop exercises that include participation by Audit Committee members, senior management and third-party cybersecurity consultants.

The Company faces a range of cybersecurity threats including threats common to many industries, such as ransomware and denial of service, as well as more advanced threats specific to critical infrastructure industries such as mining. The Company's customers, equipment suppliers, transportation facility providers and joint venture partners face similar cybersecurity threats, and a cybersecurity incident affecting the Company or any of these entities could materially affect our operations, performance and results of operations. The Company continues to invest in the cybersecurity and resiliency of its networks and to enhance its internal controls and processes, which are designed to help protect our systems and infrastructure, and the information they contain. For more information regarding the risks we face from cybersecurity, please see the section titled “Risk Factors - Terrorist attacks or cyber incidents could result in information theft, data corruption, operational disruption and/or financial loss.”
Governance
The Company's Board of Directors has assigned oversight of cybersecurity risk to the Audit Committee, as outlined in the Committee's charter. Updates on the cybersecurity risk program are provided at each Audit Committee meeting. Additionally, the Company's senior management engages with the Audit Committee on a regular basis to provide updates on our cybersecurity risk program.
The Company has a Cybersecurity Manager who reports directly to the Director of Information Technology. The Company's Cybersecurity Manager has 25 years of industry experience and holds many relevant industry certifications. The Cybersecurity Manager has direct oversight of the cybersecurity risk program. Cybersecurity risk briefings are provided to the Audit Committee by the Director of Information Technology at all regular meetings. Additionally, the Director of Information Technology and Cybersecurity Manager communicate directly with the Audit Committee chair as needed to ensure adequate oversight of the program.
ITEM 2.    Properties
See “Principal Properties” in Item 1 of this Annual Report on Form 10-K for a description of our mining properties and our terminals through which we provide coal and export terminal services, incorporated herein by this reference. See the map under “Principal Properties” in Item 1 of this Annual Report on Form 10-K for the location of the Company's material properties. Our principal executive offices are located at 275 Technology Drive, Suite 101, Canonsburg, Pennsylvania 15317-9565.
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

PART II
ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Shares of the Company's common stock are listed on the New York Stock Exchange and trade under the symbol “CNR”. Trading of the Company's common stock began as “when-issued” trading on November 3, 2017 and began as “regular-way” trading on November 29, 2017.
As of January 31, 2025, there were 69 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.
The following performance graph compares the Company's cumulative total shareholder return to that of the Company's peer group and the Standard & Poor's 500 Stock Index. The peer group, for the purposes of the information presented below, is comprised of Alliance Resource Partners LP, Arch Resources, Inc., Alpha Metallurgical Resources, Inc. (formerly known as Contura Energy, Inc.), Hallador Energy Company, Peabody Energy Corporation, Ramaco Resources, Inc. and Warrior Met Coal, Inc.
The graph above assumes that the value of an initial investment in the Company's common stock and each index was $100 at December 31, 2019. The graph also assumes that all dividends were reinvested and that the investments were held through December 31, 2024.

	2019	2020	2021	2022	2023	2024
Core Natural Resources, Inc.	100.0	49.7	156.5	461.0	740.9	789.8
S&P 500 Stock Index	100.0	116.3	147.5	118.8	147.6	182.0
Peer Group	100.0	65.7	194.4	420.0	649.3	609.9
The above information is being furnished pursuant to Regulation S-K, Item 201 (e) (Performance Graph).
Repurchases of Equity Securities
There were no repurchases of the Company's equity securities during the three months ended December 31, 2024. In December 2017, the Company's Board of Directors approved a program to repurchase, from time to time, the Company's outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025. This program terminated on December 31, 2024. However, on February 18, 2025, the Company's Board of Directors approved a new capital return framework that involves a mix of dividends and share repurchases. The repurchase program permits the repurchase, from time to time, of the Company's outstanding shares of common stock in an aggregate amount of up to $1 billion, subject to certain limitations in the Company's debt agreements.
Limitation on Payment of Dividends

The Revolving Credit Facility includes certain covenants limiting the Company's ability to declare and pay dividends.

Equity Compensation Plan Information
See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information relating to our equity compensation plans.
ITEM 6.    [Reserved.]
ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company's discussion and analysis includes a comparison of the year ended December 31, 2024 to the year ended December 31, 2023. A similar discussion and analysis that compares the year ended December 31, 2023 to the fiscal year ended December 31, 2022 may be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Form 10-K for the year ended December 31, 2023, which is incorporated herein by reference.
All amounts discussed are in millions of U.S. dollars, unless otherwise indicated. All tons discussed are on a clean coal equivalent basis.

Recent Developments

Merger
On January 14, 2025, Core Natural Resources, Inc. (formerly known as CONSOL Energy Inc.), a Delaware corporation, completed its previously announced merger of equals transaction with Arch. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Arch, with Arch continuing as the surviving corporation and as a wholly-owned subsidiary of the Company. In connection with the closing of the Merger, we and Arch now operate as a single combined company. See Note 25 - Subsequent Events in the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
The results of operations presented in this Annual Report on Form 10-K do not include the historical financial results of Arch since the Merger occurred subsequent to the end of the reporting period. However, the Merger is expected to have a significant impact on our future results of operations. As such, we expect that our financial information for future reporting periods, which will reflect the results of operations of Arch, will not be directly comparable to our financial information for periods prior to the Merger, including the information presented in this Annual Report on Form 10-K.
In addition, the Company has historically consisted of two reportable segments, the PAMC segment and the CONSOL Marine Terminal segment, and Arch has historically consisted of two reportable segments, the Metallurgical segment and the Thermal segment. Following the Merger, we expect to reassess our reporting segments in the first quarter of 2025 based on how the operations of the combined company will be managed.
Combustion-Related Activity at Leer South Mine
On January 13, 2025, isolated combustion-related activity was reported at the Leer South mine, located in Barbour County, West Virginia. The Company temporarily sealed the Leer South mine's active longwall panel in order to extinguish such activity. The Company resumed development work with continuous miners in February 2025, and, based on collaborative, ongoing discussions with regulatory authorities, currently expects to resume longwall mining in mid-2025. The re-entry process will be multi-phased, beginning with the construction of ventilation controls followed by the resumption of continuous miner development.
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

	Years Ended December 31,
	2024	2023
Operating and Other Costs	$1,270,696	$1,120,065
Less: Other Costs (Non-Production and non-PAMC)	(297,557)	(180,173)
Cash Cost of Coal Sold	$973,139	$939,892
Add: Depreciation, Depletion and Amortization (PAMC Production)	172,998	190,962
Cost of Coal Sold	$1,146,137	$1,130,854
Total Tons Sold (in millions)	25.7	26.0
Average Cost of Coal Sold per Ton	$44.63	$43.42
Less: Depreciation, Depletion and Amortization Costs per Ton Sold	6.74	7.32
Average Cash Cost of Coal Sold per Ton	$37.89	$36.10
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

	Years Ended December 31,
	2024	2023
Total Coal Revenue (PAMC Segment)	$1,683,200	$2,024,610
Operating and Other Costs	1,270,696	1,120,065
Less: Other Costs (Non-Production and non-PAMC)	(297,557)	(180,173)
Cash Cost of Coal Sold	$973,139	$939,892
Total Tons Sold (in millions)	25.7	26.0
Average Coal Revenue per Ton Sold	$65.54	$77.74
Less: Average Cash Cost of Coal Sold per Ton	37.89	36.10
Average Cash Margin per Ton Sold	$27.65	$41.64
We define adjusted EBITDA as (i) net income (loss) plus income taxes, interest expense and depreciation, depletion and amortization, as adjusted for (ii) certain non-cash items, such as stock-based compensation and loss on debt extinguishment and (iii) certain one-time transactions, such as merger-related expenses and certain litigation expenses for specific proceedings that arise outside of the ordinary course of our business. The GAAP measure most directly comparable to adjusted EBITDA is net income (loss).
The following tables present a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure, on a historical basis, for each of the periods indicated (in thousands).

	For the Year Ended December 31, 2024
	PAMC	CONSOL Marine Terminal	Other	Consolidated
Net Income (Loss)	$463,283	$45,568	$(222,446)	$286,405

Add: Income Tax Expense	—	—	44,242	44,242
Add: Interest Expense	—	6,071	16,121	22,192
Less: Interest Income	(6,334)	—	(12,889)	(19,223)
Earnings (Loss) Before Interest & Taxes (EBIT)	456,949	51,639	(174,972)	333,616

Add: Depreciation, Depletion & Amortization	182,876	5,237	35,413	223,526

Earnings (Loss) Before Interest, Taxes and DD&A (EBITDA)	$639,825	$56,876	$(139,559)	$557,142

Adjustments:
Add: Stock-Based Compensation	$9,187	$521	$1,642	$11,350
Add: Merger-Related Expenses	—	—	19,280	19,280
Add: 1974 UMWA Pension Plan Litigation	—	—	67,933	67,933
Less: Non-Qualified Pension Plan Curtailment Gain	—	—	(217)	(217)
Total Pre-tax Adjustments	9,187	521	88,638	98,346

Adjusted EBITDA	$649,012	$57,397	$(50,921)	$655,488

	For the Year Ended December 31, 2023
	PAMC	CONSOL Marine Terminal	Other	Consolidated
Net Income (Loss)	$810,234	$69,253	$(223,595)	$655,892

Add: Income Tax Expense	—	—	121,980	121,980
Add: Interest Expense	—	6,097	23,228	29,325
Less: Interest Income	(2,344)	—	(11,253)	(13,597)
Earnings (Loss) Before Interest & Taxes (EBIT)	807,890	75,350	(89,640)	793,600

Add: Depreciation, Depletion & Amortization	202,833	4,671	33,813	241,317

Earnings (Loss) Before Interest, Taxes and DD&A (EBITDA)	$1,010,723	$80,021	$(55,827)	$1,034,917

Adjustments:
Add: Stock-Based Compensation	$8,438	$301	$1,307	$10,046
Add: Loss on Debt Extinguishment	—	—	2,725	2,725
Total Pre-tax Adjustments	8,438	301	4,032	12,771

Adjusted EBITDA	$1,019,161	$80,322	$(51,795)	$1,047,688

Results of Operations: Year Ended December 31, 2024 Compared with the Year Ended December 31, 2023
Revenue and Other Income

	For the Year Ended December 31,
	2024	2023	Variance
Coal Revenue - PAMC	$1,683	$2,025	$(342)
Coal Revenue - Itmann Mining Complex	104	82	22
Terminal Revenue	88	106	(18)
Freight Revenue	274	294	(20)
Miscellaneous Other Income	80	53	27
Gain on Sale of Assets	7	9	(2)
Total Revenue and Other Income	$2,236	$2,569	$(333)
Revenues from Contracts with Customers
On a consolidated basis, coal revenue for the year ended December 31, 2024 was $1,787 million, which consisted of $1,683 million from the Pennsylvania Mining Complex and $104 million from the Itmann Mining Complex. The $1,787 million of coal revenue was sold into the following markets: $861 million into power generation, $564 million into industrial, and $362 million into metallurgical. The Company had consolidated coal revenue of $2,107 million for the year ended December 31, 2023, which consisted of $2,025 million from the Pennsylvania Mining Complex and $82 million from the Itmann Mining Complex. The $2,107 million of coal revenue was sold into the following markets: $1,019 million into power generation, $773 million into industrial, and $315 million into metallurgical.
The Company’s Terminal revenue consists of fees charged for coal loaded at the CONSOL Marine Terminal, which is located in the Port of Baltimore, Maryland, and provides access to international coal markets. Terminal revenues are generated from providing transloading services from rail to vessel or barge, temporary storage or stockpile facilities, as well as blending, weighing, and sampling. Terminal revenues were $88 million for the year ended December 31, 2024, compared to $106 million for the year ended December 31, 2023. See “Operational Performance - CONSOL Marine Terminal Analysis” for further information about segment results.

The Company recognizes freight revenue as the amount billed to customers for transportation costs incurred. This revenue is based on the weight of coal shipped, negotiated freight rates and method of transportation, primarily rail, used by the customers to which the Company contractually provides transportation services to move its coal from the mine to the ultimate sales point. Freight revenue is completely offset by freight expense. Freight revenue and freight expense were both $274 million for the year ended December 31, 2024, compared to $294 million for the year ended December 31, 2023.

Miscellaneous Other Income

Miscellaneous other income was $80 million for the year ended December 31, 2024, compared to $53 million for the year ended December 31, 2023. The change is due to the following items:

	For the Year Ended December 31,
	2024	2023	Variance
Interest Income	$19	$14	$5
Royalty Income - Non-Operated Coal	18	9	9
Contract Assessments	15	16	(1)
Carbon Products and Materials	9	—	9
Other Income	19	14	5
Miscellaneous Other Income	$80	$53	$27

Interest income increased primarily due to the Company's investment in marketable debt securities, comprised of highly liquid U.S. Treasury securities.

Royalty income increased as a result of additional leased coal volumes related to overriding royalty agreements or coal reserve leases between the Company and third-party operators.

Contract assessment income includes penalties and fees levied against customers that did not meet the purchase obligations under their contracts with the Company. This amount also includes partial contract buyouts that involved negotiations with customers to reduce coal quantities that they otherwise were obligated to purchase under contracts in exchange for payment of certain fees to the Company, and did not impact forward contract terms.

Carbon products and materials revenue increased due to additional investments in December 2023 in coal-to-product businesses led by CONSOL Innovations LLC, our wholly-owned subsidiary.

The increase in other income was primarily related to advancements from the Company's insurance carriers related to a claim filed as a result of the Francis Scott Key Bridge collapse on March 26, 2024, which restricted vessel access to, and export capability from, the CONSOL Marine Terminal.

Operating and Other Costs

On a consolidated basis, operating and other costs were $1,271 million for the year ended December 31, 2024, compared to $1,120 million for the year ended December 31, 2023. Operating and other costs increased in the period-to-period comparison due to the following items:

	For the Year Ended December 31,
	2024	2023	Variance
Operating Costs - PAMC	$973	$940	$33
Operating Costs - Itmann Mining Complex	132	99	33
Operating Costs - Terminal	27	27	—
1974 UMWA Pension Plan Litigation	68	—	68
Employee-Related Legacy Liability Expense	22	12	10
Coal Reserve Holding Costs	8	16	(8)
Closed and Idle Mines	5	5	—
Other	36	21	15
Operating and Other Costs	$1,271	$1,120	$151

Operating costs for the Pennsylvania Mining Complex include items such as direct operating costs, royalties and production taxes and direct administration costs. In the period-to-period comparison, operating costs - PAMC increased $33 million, primarily due to additional costs associated with ongoing inflationary pressures. See “Operational Performance - PAMC Analysis” for further information on segment operating costs.

Operating costs for the Itmann Mining Complex primarily consist of costs related to produced tons sold and costs incurred to purchase third-party metallurgical coal to blend with Itmann coal. Operating costs - Itmann Mining Complex include items such as direct operating costs, royalties and production taxes and direct administration costs. The $33 million increase in operating costs - Itmann Mining Complex was primarily due to increases in the volume of coal produced and the volume of purchased coal as the operations continued to ramp up toward full run-rate production.

Operating costs - Terminal primarily consist of costs related to throughput tons at the CONSOL Marine Terminal, and these costs remained consistent in the period-to-period comparison. See “Operational Performance - CONSOL Marine Terminal Analysis” for further information on segment operating costs.

The 1974 UMWA Pension Plan litigation expense of $68 million represents the net present value of payments to be made over a five-year period to the United Mine Workers of America 1974 Pension Plan in accordance with a partial motion for summary judgment filed by the Superior Court of the State of Delaware on November 8, 2024. See Note 23 - Commitments and Contingent Liabilities in the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Employee-related legacy liability expense increased $10 million in the period-to-period comparison primarily due to the impact of changes in actuarial assumptions made at the beginning of each year. See Note 15 - Pension and Other Postretirement Benefit Plans and Note 16 - Coal Workers' Pneumoconiosis and Workers' Compensation in the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Coal reserve holding costs decreased $8 million in the period-to-period comparison, primarily as a result of the termination/expiration of various coal leases during the year ended December 31, 2023.

Other costs consist of items that are not related to the Company's mining or terminal operations. Other costs increased $15 million in the year-over-year comparison. The increase was primarily attributable to $7 million of additional costs related to businesses led by CONSOL Innovations LLC, particularly the production of composite tools used in the aerospace industry, as well as other expenses incurred in both periods across various categories, none of which were individually material.

Depreciation, Depletion and Amortization

On a consolidated basis, depreciation, depletion and amortization costs were $224 million for the year ended December 31, 2024, compared to $241 million for the year ended December 31, 2023. The $17 million decrease was primarily due to additional assets becoming fully-depreciated and a decrease in the Company's asset retirement obligation expense in the period-to-period comparison.

General and Administrative Costs

On a consolidated basis, general and administrative costs were $115 million for the year ended December 31, 2024, compared to $103 million for the year ended December 31, 2023. The $12 million increase in the period-to-period comparison was primarily due to transaction costs related to the Merger, partially offset by decreased incentive-based compensation expense incurred in the year ended December 31, 2024 compared to the year ended December 31, 2023.

Interest Expense

On a consolidated basis, interest expense, net of amounts capitalized, was $22 million for the year ended December 31, 2024, compared to $29 million for the year ended December 31, 2023. The $7 million decrease in the period-to-period comparison was primarily due to less debt outstanding, as the Company fully retired its Term Loan B and Second Lien Notes in 2023.

Operational Performance: Year Ended December 31, 2024 Compared with the Year Ended December 31, 2023

During the year ended December 31, 2024, the Company consisted of two reportable segments, the PAMC and the CONSOL Marine Terminal. The PAMC includes the Bailey Mine, the Enlow Fork Mine, the Harvey Mine and a centralized preparation plant. The PAMC segment's principal activities include the mining, preparation and marketing of bituminous coal, sold primarily to industrial end-users, metallurgical end-users and power generators. The segment also includes general and administrative activities and interest expense, as well as various other activities assigned to the PAMC segment, but not included in the cost components on a per unit basis. The CONSOL Marine Terminal segment provides coal export terminal services through the Port of Baltimore. The segment also includes general and administrative activities and interest expense, as well as various other activities assigned to the CONSOL Marine Terminal segment.

The Company evaluates the performance of its segments utilizing Adjusted EBITDA and various productivity metrics. Adjusted EBITDA measures the operating performance of the Company's segments and is used to allocate resources to the Company's segments. The following table presents results by reportable segment for each of the periods indicated.

	Year Ended December 31,
	2024	2023	Variance
PAMC
Total Tons Produced (in millions)	25.7	26.1	(0.4)
Total Tons Sold (in millions)	25.7	26.0	(0.3)
Average Coal Revenue per Ton Sold	$65.54	$77.74	$(12.20)
Average Cash Cost of Coal Sold per Ton(1)	$37.89	$36.10	$1.79
Average Cash Margin per Ton Sold(1)	$27.65	$41.64	$(13.99)
Adjusted EBITDA (in thousands)(1)	$649,012	$1,019,161	$(370,149)

CONSOL Marine Terminal
Throughput Tons (in millions)	17.0	19.0	(2.0)
Adjusted EBITDA (in thousands)(1)	$57,397	$80,322	$(22,925)

(1) Adjusted EBITDA is a non-GAAP financial measure, and average cash cost of coal sold per ton and average cash margin per ton sold are operating ratios derived from non-GAAP financial measures. See “How We Evaluate Our Operations - Reconciliation of Non-GAAP Financial Measures” above for an explanation and reconciliation of these amounts to the nearest GAAP measures.

PAMC ANALYSIS:

Coal Production

The table below presents total tons produced (in thousands) from the Pennsylvania Mining Complex for the periods indicated:

	Year Ended December 31,
Mine	2024	2023	Variance
Bailey	10,762	11,164	(402)
Enlow Fork	9,181	8,661	520
Harvey	5,744	6,237	(493)
Total	25,687	26,062	(375)

Coal production was 25.7 million tons for the year ended December 31, 2024, compared to 26.1 million tons for the year ended December 31, 2023. The PAMC's coal production decreased in the period-to-period comparison. Vessel access to, and export capability from, the CONSOL Marine Terminal was restricted on March 26, 2024 after the Francis Scott Key Bridge collapsed. As a result, the operating schedules at the PAMC mines were reduced during the first half of the second quarter of 2024. However, after the Baltimore channel was fully re-opened in early June 2024, operating schedules were increased in the back half of 2024 to meet market demand.

Coal Operations

Adjusted EBITDA for the year ended December 31, 2024 was $649 million, compared to $1,019 million for the year ended December 31, 2023. The decrease was primarily attributable to a $12.20 decrease in average coal revenue per ton sold, as well as a 0.3 million decrease in tons sold and a $1.79 increase in the average cash cost of coal sold per ton. The decrease in average coal revenue per ton sold was primarily due to weaker API2 and natural gas prices year-over-year, which put downward pressure on the Company's realizations in 2024, and higher incremental transportation costs. These transportation costs were incurred due to the Company's utilization of an alternative port because access to the CONSOL Marine Terminal was suspended as a result of the Francis Scott Key Bridge collapse. In addition, after a modest rebound in the fourth quarter of 2023, demand for the Company's product in the power generation markets was muted during the first quarter of 2024 due to mild winter weather which caused weaker commodity prices both domestically and globally. These downward pressures were partially offset by stronger PJM West day ahead power prices in the second and third quarters of 2024, specifically due to the warmer-than-normal temperatures in the PJM region. Despite the reduced export capability as a result of the Francis Scott Key Bridge collapse that occurred on March 26, 2024, the PAMC placed 15.5 million tons of coal, or 60% of its total tons sold, into the export market in the year ended December 31, 2024. Comparatively, in the year ended December 31, 2023, the PAMC placed 15.7 million tons of coal, or 60% of its total tons sold, into the export market.

Cash cost of coal sold was $973 million for the year ended December 31, 2024, compared to $940 million for the year ended December 31, 2023. The increase in the cash cost of coal sold and average cash cost of coal sold per ton was primarily due to ongoing inflationary pressures on supplies, maintenance costs and contractor labor costs compared to the prior-year period, as well as lower sales tons to absorb fixed costs on a per ton basis in the period-to-period comparison.

CONSOL MARINE TERMINAL ANALYSIS:

Vessel access to, and export capability from, the CONSOL Marine Terminal was restricted on March 26, 2024 after the Francis Scott Key Bridge collapsed. Management worked diligently to minimize the disruption to our business and address direct and indirect impacts to the Company and its operations, including moving coal through an alternative port on the East Coast of the United States, accelerating domestic shipments and managing ongoing expenditures. On May 20, 2024, a limited access channel in the Chesapeake Bay was opened to commercial vessel traffic and coal shipments to international markets resumed from the CONSOL Marine Terminal. The permanent 700-foot wide, 50-foot deep channel was restored and opened on June 10, 2024.

As a result of the bridge collapse, throughput volumes and revenue from those volumes were halted until May 20, 2024. The Company used this downtime to perform several maintenance projects originally scheduled to occur during the summer shutdown period. Accordingly, adjusted EBITDA for the year ended December 31, 2024 was $57 million, compared to $80 million for the year ended December 31, 2023. Throughput volumes at the CONSOL Marine Terminal were 17.0 million tons for the year ended December 31, 2024, compared to 19.0 million tons for the year ended December 31, 2023. CONSOL Marine Terminal revenue was $88 million for the year ended December 31, 2024, compared to $106 million for the year ended December 31, 2023.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities in the Consolidated Financial Statements and at the date of the financial statements. See Note 1 - Significant Accounting Policies in the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company evaluates its estimates on an on-going basis. Actual results could differ from those estimates upon subsequent resolution of identified matters. Management believes that the estimates utilized are reasonable. The following critical accounting policies are materially impacted by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.
Asset Retirement Obligations
The Surface Mining Control and Reclamation Act established operational, reclamation and closure standards for all aspects of surface mining as well as most aspects of deep mining. The Company accrues for the costs of current coal mine disturbance and final coal mine and gas well closure, including the cost of treating mine water discharge where necessary. Estimates of the Company's total asset retirement obligations, which are based upon permit requirements and Company engineering expertise related to these requirements, including the current portion, were approximately $248 million at December 31, 2024. This liability is reviewed annually, or when events and circumstances indicate an adjustment is necessary, by Company management and engineers. The estimated liability can significantly change if actual costs vary from assumptions or if governmental regulations change significantly.
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

Income Taxes
Deferred tax assets and liabilities are recognized using enacted tax rates for the estimated future tax effects of temporary differences between the book and tax basis of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. At December 31, 2024, the Company had deferred tax liabilities in excess of deferred tax assets of approximately $49 million.
The Company evaluates all tax positions taken on the state and federal tax filings to determine if the position is more likely than not to be sustained upon examination. For positions that meet the more likely than not to be sustained criteria, an evaluation to determine the largest amount of benefit, determined on a cumulative probability basis, that is more likely than not to be realized upon ultimate settlement is determined. A previously recognized tax position is reversed when it is subsequently determined that a tax position no longer meets the more likely than not threshold to be sustained. The evaluation of the sustainability of a tax position and the probable amount that is more likely than not is based on judgment, historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. The results of these estimates, that are not readily apparent from other sources, form the basis for recognizing an uncertain tax liability. Actual results could differ from those estimates upon subsequent resolution of identified matters. No liability for uncertain tax positions was recorded at December 31, 2024. At December 31, 2023, the Company had a liability for uncertain tax positions of $2 million recorded in Other Accrued Liabilities and Deferred Income Taxes.
The Company believes that accounting estimates related to income taxes are “critical accounting estimates” because the Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and exercise judgment regarding the amount of financial statement benefit to record for uncertain tax positions. When evaluating whether or not a valuation allowance must be established on deferred tax assets, the Company exercises judgment in determining whether it is more likely than not (a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized. The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of the evidence, a valuation allowance is needed, including carrybacks, tax planning strategies, reversal of deferred tax assets and liabilities and forecasted future taxable income. In making the determination related to uncertain tax positions, the Company considers the amounts and probabilities of the outcomes that could be realized upon ultimate settlement of an uncertain tax position using the facts, circumstances and information available at the reporting date to establish the appropriate amount of financial statement benefit. To the extent that an uncertain tax position or valuation allowance is established or increased or decreased during a period, the Company must include an expense or benefit within tax expense in the income statement. Future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions. At December 31, 2024 and 2023, no valuation allowance was recorded.
Impairment of Long-Lived Assets
The Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Long-lived assets are not reviewed for impairment unless an impairment indicator is noted. Examples of impairment indicators include:
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

The above factors are not all inclusive, and management routinely evaluates whether impairment indicators are present. If one or more of the above events or changes in circumstances occur, the Company performs a recoverability test, which compares the projected undiscounted cash flows from the use and eventual disposition of a long-lived asset or asset group to its carrying value. Individual assets are grouped for impairment review purposes based on the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets. If the carrying value of a long-lived asset exceeds the future undiscounted cash flows expected from the asset, the amount of impairment recorded is measured as the difference between the asset's carrying value and the estimated fair value of the asset, determined using discounted future cash flows. The fair value of impaired assets is typically determined based on various factors, including the present values of expected future cash flows using a risk-adjusted discount rate, the marketability of coal properties and the estimated fair value of assets that could be sold or used at other operations.
Assumptions about sales, operating margins, capital expenditures and sales prices are based on the Company's forecasts, business plans, economic projections, and anticipated future cash flows. No indicators of impairment were present and, therefore, no impairment losses were recorded during the years ended December 31, 2024, 2023 and 2022.
Liquidity and Capital Resources
The Company's potential sources of liquidity include cash generated from operations, cash on hand, short-term investments of U.S. Treasury securities, borrowings under the revolving credit facility and securitization facility (which are discussed below), and, if necessary, the ability to issue additional equity or debt securities. The Company believes that cash generated from these sources, without needing to issue additional equity or debt securities, will be sufficient to meet its short-term working capital requirements, long-term capital expenditure requirements, and debt servicing obligations, as well as to provide required letters of credit.
On January 14, 2025, the Company completed its previously announced merger of equals transaction with Arch pursuant to the Merger Agreement. In conjunction with the Merger, the Company purchased an aggregate principal amount of $98 million of the outstanding (i) Solid Waste Disposal Facility Revenue Bonds (Arch Resources Project), Series 2020, and (ii) Solid Waste Disposal Facility Revenue Bonds (Arch Resources Project), Series 2021 (together, the “Arch Bonds”), which were issued by the West Virginia Economic Development Authority for the benefit of Arch. The Company also consented to the release of all liens, mortgages and security interests granted or purported to be granted pursuant to the security documents relating to the Arch Bonds and to the termination of all such security documents. The $98 million of Arch Bonds purchased by the Company constitute all of the outstanding Arch Bonds.
Also in connection with the Merger, the Company entered into an amendment to its existing Revolving Credit Facility. The amendment increases the available revolving commitments from $355 million to $600 million and extends the maturity date of the Revolving Credit Facility to April 30, 2029. The Revolving Credit Facility now includes participation from 22 banks, including nine new lenders, and 37% of the total commitments come from new lenders, while 63% are from existing lenders. Additionally, the Company reduced the annual interest rate by 75 bps while further enhancing financial flexibility.
During the year ended December 31, 2024, the Company generated cash flows from operating activities of approximately $476 million and utilized a portion of operating cash flows to repurchase outstanding shares of the Company's common stock. Our total liquidity as of December 31, 2024 was comprised of the following:

(in millions)	December 31, 2024
Cash and Cash Equivalents	$408
Short-Term Investments	52
460
Securitization Facility - Current Availability	72
Revolving Credit Facility - Current Availability	355
Less: Letters of Credit Outstanding	(179)
Total Liquidity	$708

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

Uncertainty in the financial markets brings additional potential risks to the Company. These risks include a reduction of our ability to raise capital in the equity markets, less availability and higher costs of additional credit and potential counterparty defaults. Overall market disruptions, including as a result of recent or additional bank failures, high interest rates and sustained high inflation, may impact the Company's collection of trade receivables. As a result, the

Company regularly monitors the creditworthiness of its customers and counterparties and manages credit exposure through payment terms, credit limits, prepayments and security.
In October 2024, the Company and the Pennsylvania Department of Environmental Protection (“PADEP”) finalized agreements to form a Global Water Treatment Trust Fund, providing an approved alternative financial assurance mechanism for 22 legacy mine water treatment systems in Pennsylvania. The Company's contributions will fund future water treatment obligations, as well as replace surety bonds and related collateral requirements. Through December 2024, the Company has contributed $12.1 million to the fund, and the PADEP has approved bond reductions totaling $52.7 million related to 11 legacy mine water treatment systems in Pennsylvania.
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
In December 2024, the Office of Workers' Compensation Programs issued a final rule revising the regulations under the Black Lung Benefits Act related to self-insurance by coal mine operators. Under the new standard, self-insured coal mine operators are required to post additional security for the Black Lung benefit liabilities. The final rule requires a security amount equal to 100% of a self-insured operator's projected black lung liabilities. The rule became effective on January 13, 2025, and operators are required to remit the increased security amount within one year. The final rule, including any assessments, is subject to appeal.
The Company participates in the United Mine Workers of America (the “UMWA”) Combined Benefit Fund and the UMWA 1992 Benefit Plan for which benefits are reflected in the Company's consolidated financial statements when paid. These benefit arrangements may result in additional liabilities that are not recognized on the Consolidated Balance Sheet at December 31, 2024. The various multi-employer benefit plans are discussed in Note 17—Other Employee Benefit Plans in the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K. The Company's total contributions under the Coal Industry Retiree Health Benefit Act of 1992 were $3 million and $4 million for the years ended December 31, 2024 and 2023, respectively. Based on available information at December 31, 2024, the Company's aggregate obligation for the UMWA Combined Benefit Fund and 1992 Benefit Plan is estimated to be approximately $31 million. The Company also uses a combination of surety bonds, corporate guarantees and letters of credit to secure its financial obligations for employee-related, environmental, performance and various other items which are not reflected on the Consolidated Balance Sheet at December 31, 2024. Management believes these items will expire without being funded. See Note 23—Commitments and Contingent Liabilities in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional details of the various financial guarantees that have been issued by the Company.
Cash Flows (in millions)

	For the Years Ended December 31,
	2024	2023	Change
Cash Provided by Operating Activities	$476	$858	$(382)
Cash Used in Investing Activities	$(165)	$(259)	$94
Cash Used in Financing Activities	$(107)	$(682)	$575
Cash provided by operating activities decreased $382 million in the period-to-period comparison, primarily due to the overall decrease in earnings at the PAMC and the CONSOL Marine Terminal and other working capital changes that occurred throughout both periods. The decrease in PAMC and CONSOL Marine Terminal earnings was partially due to the decrease in average PAMC coal revenue per ton sold, as well as the financial impact of the Francis Scott Key Bridge collapse.
Cash used in investing activities decreased $94 million in the period-to-period comparison, primarily due to fewer reinvestments of $34 million of U.S. Treasury securities during the year ended December 31, 2024, compared to a net investment of $78 million into U.S. Treasury securities during the year ended December 31, 2023. During the year ended December 31, 2024, the Company contributed $12 million to a Global Water Treatment Trust Fund associated with the Company's perpetual water treatment obligations. Capital expenditures increased $10 million primarily due to additional airshaft construction projects, partially offset by a decrease in equipment-related expenditures and expenditures associated with the solid waste disposal project at the PAMC. The remaining variance within investing cash flows is related to the timing and magnitude of asset sales and other investing activity. The Company's capital expenditures are set forth below.

	For the Years Ended December 31,
	2024	2023	Change
Equipment Purchases and Rebuilds	$73	$76	$(3)
Building and Infrastructure	70	55	15
Solid Waste Disposal Project	22	27	(5)
IS&T Infrastructure	4	1	3
Other	9	9	—
Total Capital Expenditures	$178	$168	$10
Cash used in financing activities decreased $575 million in the period-to-period comparison primarily driven by a $328 million decrease in share repurchases. Cash outflows related to Company share repurchases totaled $71 million in the year ended December 31, 2024, compared to $399 million in the year ended December 31, 2023. The change in the period-to-period comparison is also due to a $178 million decrease in net payments on indebtedness. Payments totaling $163 million were made toward the Company's outstanding Term Loan B and Second Lien Notes during the year ended December 31, 2023, which were fully paid off in the second quarter of 2023 and the third quarter of 2023, respectively. Additionally, dividend payments decreased $60 million year-over-year.
Revolving Credit Facility
In November 2017, the Company entered into a revolving credit facility with PNC Bank, N.A. (the “Revolving Credit Facility”). The Revolving Credit Facility has been amended several times, the most recent of which occurred in January 2025 in connection with the Merger. This amendment increased the available revolving commitments from $355 million to $600 million. The Revolving Credit Facility now includes participation from twenty-two banks, including nine new lenders, and 37% of the total commitments come from new lenders, while 63% are from existing lenders. Additionally, the Company reduced the applicable interest margin on its borrowings under the Revolving Credit Facility by 75 bps.

Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and permitted acquisitions. Amounts repaid under the Revolving Credit Facility may be reborrowed, subject to satisfaction of the conditions to each credit extension. The Credit Agreement provides that up to the full amount of the Revolving Credit Facility will be available for the issuance of letters of credit (the “Letters of Credit”) by each lender under the Revolving Credit Facility, including certain Arch letters of credit that are deemed to be issued under the Revolving Credit Facility. The Company may increase the revolving credit commitments on the same terms or incur term “A” loans in an aggregate amount of up to $150 million.

The maturity date of the Revolving Credit Facility is April 30, 2029, provided that if any Maryland Economic Development Corporation Port Facilities 5.75% Refunding Revenue Bonds due September 2025 (the “MEDCO Bonds”) or Pennsylvania Economic Development Financing Authority 9.00% Solid Waste Disposal Revenue Bonds due April 2028 (the “PEDFA Bonds”) are outstanding on the date that is 91 days prior to the maturity date applicable to the MEDCO Bonds or PEDFA Bonds (the “Springing Maturity Date”), and Specified Liquidity (as defined in the Credit Agreement) is less than $250 million as of such Springing Maturity Date, then the maturity date for the Revolving Credit Facility shall be such Springing Maturity Date. Borrowings under the Revolving Credit Facility bear interest at a floating rate that is, at the Company’s option, either (i) SOFR plus a SOFR adjustment of 0.10% plus an applicable margin or (ii) an alternate base rate plus an applicable margin. The applicable margin for the Revolving Credit Facility depends on the total net leverage ratio and ranges from 3.00% to 3.75% (for SOFR loans) and 2.00% to 2.75% (for alternate base rate loans), depending on the total net leverage ratio.

The Company’s obligations under the Credit Agreement are fully and unconditionally guaranteed by subsidiaries of the Company that own any portion of the Company’s Pennsylvania Mining Complex, its marine terminal at the Port of Baltimore and specified coal reserves. The Credit Agreement also provides that existing or future direct or indirect wholly owned material restricted subsidiaries of the Borrower will be Guarantors under the Credit Agreement, including significant subsidiaries acquired pursuant to the Merger, subject to certain customary exceptions. The January 2025 amendment provides for a post-closing period during which subsidiaries acquired pursuant to the Merger will become Guarantors under the Credit Agreement. The obligations under the Credit Agreement are secured by, subject to certain exceptions (including a limitation of pledges of equity interests in certain subsidiaries and certain thresholds with respect to real property), a first-priority lien on, among other things, (i) the Company’s interest in the PAMC, (ii) the equity interests in PA Mining Complex LP held by the Company, (iii) the CONSOL Marine Terminal, (iv) the Itmann Mining Complex and (v) the 1.3 billion tons of Greenfield Reserves and Resources.

The Credit Agreement contains a number of customary affirmative covenants and a number of negative covenants, including (subject to certain exceptions) limitations on (among other things): indebtedness, liens, investments, acquisitions, asset dispositions, restricted payments, mergers, consolidations, divisions and other fundamental changes, transactions with affiliates and prepayments of junior indebtedness. The Credit Agreement will require prepayment of Revolving Credit Loans and/or Swing Loans if (x) Excess Balance Sheet Cash is greater than $125 million and (y) the sum of Revolving Credit Loans, Swing Loans and Letter of Credit Obligations (other than in respect of undrawn Letters of Credit) is greater than 25% of the Revolving Credit Commitments, in each case as of the last day of any calendar month.

The Credit Agreement also includes financial covenants, including (i) a maximum first lien gross leverage ratio, (ii) a maximum total net leverage ratio, and (iii) a minimum interest coverage ratio. Under the Revolving Credit Facility, the maximum first lien gross leverage ratio is 1.50 to 1.00, the maximum total net leverage ratio is 2.50 to 1.00 and the minimum interest coverage ratio is 3.00 to 1.00. The Credit Agreement contains customary events of default, including with respect to a failure to make payments when due, cross-default and cross-judgment default and certain bankruptcy and insolvency events.

The Company's first lien gross leverage ratio was 0.04 to 1.00 at December 31, 2024. The Company's total net leverage ratio was (0.39) to 1.00 at December 31, 2024. The Company's interest coverage ratio was 123.54 to 1.00 at December 31, 2024. The Company was in compliance with all covenants under the Revolving Credit Facility as of December 31, 2024.

At December 31, 2024, there were no borrowings outstanding under the Revolving Credit Facility and the facility is currently only used for providing letters of credit, with $107 million of letters of credit outstanding, leaving $248 million of unused capacity, prior to consideration of the additional capacity to be provided by the January 2025 amendment discussed above. From time to time, the Company is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. The Company sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.

Securitization Facilities
At December 31, 2024, the Company and certain of its U.S. subsidiaries are parties to a trade accounts receivable securitization facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable. In July 2022, the securitization facility was amended to, among other things, extend the maturity date to July 29, 2025.
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

Loans under the securitization facility accrue interest at a reserve-adjusted market index rate equal to the applicable term SOFR rate. Loans and letters of credit under the securitization facility also accrue a program fee and a letter of credit participation fee, respectively, ranging from 2.00% to 2.50% per annum depending on the total net leverage ratio of the Company. In addition, the SPV paid certain structuring fees to PNC Capital Markets LLC and pays other customary fees to the lenders, including a fee on unused commitments equal to 0.60% per annum.
The agreements comprising the securitization facility contain various customary representations and warranties, covenants and default provisions which provide for the termination and acceleration of the commitments and loans under the securitization facility in certain circumstances including, but not limited to, failure to make payments when due, breach of representation, warranty or covenant, certain insolvency events or failure to maintain the security interest in the trade receivables, and defaults under other material indebtedness. The Company guarantees the performance of the obligations of CONSOL Thermal Holdings LLC, CONSOL Marine Terminals LLC and CONSOL Pennsylvania Coal Company LLC under the securitization, and will guarantee the obligations of any additional originators or successor servicer that may become party to the securitization. However, neither the Company nor its affiliates will guarantee collectability of receivables or the creditworthiness of obligors thereunder.

At December 31, 2024, eligible accounts receivable yielded $72 million of borrowing capacity. At December 31, 2024, the facility had no outstanding borrowings and approximately $72 million of letters of credit outstanding, leaving $42 thousand of unused capacity. Costs associated with the receivables facility were $1 million for the year ended December 31, 2024. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.
On January 14, 2025 and in connection with the Merger, a subsidiary of Arch, Arch Receivable Company, LLC, as seller, another subsidiary of Arch, Arch Coal Sales Company, Inc., as initial servicer, PNC Bank, National Association, as administrator and issuer of letters of credit thereunder, and the other parties party thereto, as securitization purchasers, entered into that certain Ninth Amendment to the Third Amended and Restated Receivables Purchase Agreement (the “Securitization Facility Amendment”), which amends that certain Third Amended and Restated Receivables Purchase Agreement, dated as of October 5, 2016, as amended (the “Receivables Purchase Agreement”). which supports the issuance of letters of credit and requests for cash advances. The Securitization Facility Amendment permits the Receivables Purchase Agreement to remain outstanding following consummation of the Merger, including by amending the change of control provisions thereunder. The securitization facility for Arch matures on August 1,2025, and has up to $150 million of borrowing capacity.
Pennsylvania Economic Development Financing Authority Bonds
In April 2021, the Company borrowed the proceeds received from the sale of tax-exempt bonds issued by PEDFA in an aggregate principal amount of $75 million (the “PEDFA Bonds”). The PEDFA Bonds bear interest at a fixed rate of 9.00% for an initial term of seven years. The PEDFA Bonds mature on April 1, 2051 but are subject to mandatory purchase by the Company on April 13, 2028, at the expiration of the initial term rate period. The PEDFA Bonds were issued pursuant to an indenture (the “PEDFA Indenture”) dated as of April 1, 2021, by and between PEDFA and Wilmington Trust, N.A., a national banking association, as trustee (the “PEDFA Notes Trustee”). PEDFA made a loan of the proceeds of the PEDFA Bonds to the Company pursuant to a Loan Agreement (the “Loan Agreement”) dated as of April 1, 2021 between PEDFA and the Company. Under the terms of the Loan Agreement, the Company agreed to make all payments of principal, interest and other amounts at any time due on the PEDFA Bonds or under the PEDFA Indenture. PEDFA assigned its rights as lender under the Loan Agreement, excluding certain reserved rights, to the PEDFA Notes Trustee. Certain subsidiaries of the Company (the “PEDFA Notes Guarantors”) executed a Guaranty Agreement (the “Guaranty”) dated as of April 1, 2021 in favor of the PEDFA Notes Trustee, guarantying the obligations of the Company under the Loan Agreement to pay the PEDFA Bonds when and as due. The obligations of the Company under the Loan Agreement and of the PEDFA Notes Guarantors under the Guaranty are secured by second priority liens on substantially all of the assets of the Company and the PEDFA Notes Guarantors. The Loan Agreement and Guaranty incorporate by reference covenants in the Indenture, dated as of November 13, 2017, by and between the Company and UMB Bank, N.A., a national banking association, as trustee and collateral trustee, under which the 11.00% Senior Secured Second Lien Notes due 2025 (the “Second Lien Notes”) were issued, including covenants that limited the ability of the Company and certain subsidiaries of the Company, as guarantors, to (i) incur, assume or guarantee additional indebtedness or issue preferred stock; (ii) create liens to secure indebtedness; (iii) declare or pay dividends on the Company’s common stock, redeem stock or make other distributions to the Company’s stockholders; (iv) make investments; (v) pay or make dividends, loans or other asset transfers from the Company’s restricted subsidiaries; (vi) merge or consolidate, or sell, transfer, lease or dispose of substantially all of the Company’s assets; (vii) sell or otherwise dispose of certain assets, including equity interests in subsidiaries; (viii) enter into transactions with affiliates; and (ix) create unrestricted subsidiaries. These covenants were subject to important exceptions and qualifications.
Material Cash Requirements
The Company expects to make payments of $117 million on its long-term debt obligations, including interest, in the next 12 months if it does not successfully refinance the MEDCO Bonds, which have an outstanding balance of $103 million. Refer to Note 13 – Long-Term Debt for additional information concerning material cash requirements in future years.
The Company expects to make payments of $11 million on its operating and finance lease obligations, including interest, in the next 12 months. Refer to Note 14 – Leases for additional information concerning material cash requirements in future years.
The Company expects to make payments of $52 million on its employee-related long-term liabilities in the next 12 months, including obligations that the Company has under multi-employer plans. Refer to Note 15 – Pension and Other Postretirement Benefit Plans and Note 16 – Coal Workers’ Pneumoconiosis and Workers’ Compensation for additional information concerning material cash requirements in future years.

The Company expects to make payments of $74 million on its environmental obligations and $82 million on its other current financial obligations in the next 12 months.
The Company believes it will be able to satisfy these material requirements with cash generated from operations, cash on hand, short-term investments, borrowings under the revolving credit facility and securitization facility, and, if necessary, cash generated from its ability to issue additional equity or debt securities.
Debt
At December 31, 2024, the Company had total long-term debt and finance lease obligations of $209 million outstanding, including the current portion of $113 million. This long-term debt consisted of:
•An aggregate principal amount of $103 million of industrial revenue bonds which were issued to finance the CONSOL Marine Terminal, which bear interest at 5.75% per annum and mature in September 2025. Interest on the industrial revenue bonds is payable March 1 and September 1 of each year. Payment of the principal and interest on the notes is guaranteed by the Company.

•An aggregate principal amount of $75 million of PEDFA Bonds, which were issued to finance the ongoing expansion of the coal refuse disposal area at the Central Preparation Plant, which bear interest at 9.00% per annum for an initial term of seven years and mature in April 2051. Interest on the PEDFA Bonds is payable on February 1 and August 1 of each year.

•An aggregate principal amount of $24 million of finance leases with a weighted average interest rate of 6.59%.

•Advanced royalty commitments of $6 million with a weighted average interest rate of 8.10% per annum.

•An aggregate principal amount of $1 million of other debt arrangements.
At December 31, 2024, the Company had no borrowings outstanding and approximately $107 million of letters of credit outstanding under the $355 million senior secured Revolving Credit Facility. At December 31, 2024, the Company had no borrowings outstanding and approximately $72 million of letters of credit outstanding under the $100 million securitization facility.
Stock and Debt Repurchases
In December 2017, the Company’s Board of Directors approved a program to repurchase, from time to time, the Company's outstanding shares of common stock or its Second Lien Notes. Since the program's inception, the Company's Board of Directors amended the program on several separate occasions. The Company suspended share repurchases until the Merger was completed (see Note 25 - Subsequent Events in the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional information), and this program terminated on December 31, 2024.
On February 18, 2025, the Company's Board of Directors approved a new capital return framework that involves a mix of dividends and share repurchases. The repurchase program permits the repurchase, from time to time, of the Company's outstanding shares of common stock in an aggregate amount of up to $1 billion, subject to certain limitations in the Company's debt agreements.
During the year ended December 31, 2024, the Company repurchased and retired 747,351 shares of the Company's common stock at an average price of $89.49 per share.
Total Equity and Dividends
Total equity attributable to the Company was $1,568 million at December 31, 2024 and $1,343 million at December 31, 2023. See the Consolidated Statements of Stockholders' Equity in Item 8 of this Form 10-K for additional details.
The declaration and payment of dividends by the Company is at the discretion of the Company's Board of Directors. The Revolving Credit Facility includes certain covenants limiting the Company's ability to declare and pay dividends.

The Company paid the following dividends during the year ended December 31, 2024:

Per Share	Total Paid (000s omitted)	Payment Timing	Shareholder of Record Date
$0.25	$7,348	September 13, 2024	August 30, 2024
$0.25	$7,349	November 26, 2024	November 15, 2024

On February 20, 2025, the Company announced a $0.10/share dividend in an aggregate amount of approximately $5.4 million, payable on March 17, 2025 to all stockholders of record as of March 3, 2025.
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The amendments in this update require that public business entities, at each interim period and on an annual basis: (1) disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (DD&A) (or other amounts of depletion expense) included in each relevant expense caption; (2) include certain amounts that are already required to be disclosed under current generally accepted accounting principles; (3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and (4) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. These amendments may be applied either prospectively or retrospectively. Management is currently evaluating the impact of this guidance, but with the exception of the increased disclosures summarized above, does not expect this update to have a material impact on the Company's financial statements.
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740). The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation, (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate), (3) disclose the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, (4) disclose the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than five percent of total income taxes paid (net of refunds received), (5) disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and (6) disclose income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The amendments in this update are effective for annual periods beginning after December 15, 2024, and should be applied prospectively. Management is currently evaluating the impact of this guidance, but with the exception of the increased disclosures summarized above, does not expect this update to have a material impact on the Company's financial statements.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In addition to the risks inherent in operations, the Company is exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding the Company's exposure to the risks related to changes in commodity prices, interest rates and foreign exchange rates.
Commodity Price Risk
The Company is exposed to market price risk in the normal course of selling coal. The Company sells coal in the spot market and under both short-term and multi-year contracts that may contain prices subject to pre-established price adjustments that reflect (i) variances in the quality characteristics of coal delivered to the customer beyond threshold quality characteristics specified in the applicable sales contract, (ii) the actual calorific value of coal delivered to the customer, (iii) changes in electric power prices in the markets in which the Company's customers operate, as adjusted for any factors set forth in the applicable contract, and/or (iv) changes in published indices. The Company has established risk management policies and procedures to strengthen the internal control environment of the marketing of commodities produced from its asset base.
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
Interest Rate Risk

At December 31, 2024, the Company's aggregate principal amount of debt outstanding is predominantly under fixed-rate instruments, and only $2 million of outstanding debt is subject to interest rate sensitivity.
Foreign Exchange Rate Risk
All of the Company’s transactions are denominated in U.S. dollars, and, as a result, any fluctuations in currency exchange rates would have no impact to the Company's current financial transactions. However, because coal is sold internationally in U.S. dollars, general economic conditions in foreign markets and changes in foreign currency exchange rates may provide the Company's international competitors with a competitive advantage. If the Company's competitors' currencies decline against the U.S. dollar or against the Company's international customers' local currencies, those competitors may be able to offer lower prices for coal to the Company's customers on an exchanged adjusted basis. Furthermore, if the currencies of the Company's overseas customers were to significantly decline in value in comparison to the U.S. dollar, those customers may seek decreased prices for the coal the Company sells to them. Consequently, currency fluctuations could adversely affect the competitiveness of the Company's coal in international markets.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Core Natural Resources, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Core Natural Resources, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2025 expressed an unqualified opinion thereon.
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

Asset Retirement Obligations

Description of the Matter
The Company accrues for the costs of current coal mine disturbance and final coal mine and gas well closure, including the cost of treating mine water discharge where necessary. Estimates of the Company’s asset retirement obligations are based upon permit requirements and the Company’s assessment of these requirements. The total asset retirement obligations, including the current portion, were approximately $248 million at December 31, 2024. This liability is reviewed annually, or when events and circumstances indicate an adjustment is necessary, by the Company's management and engineers. The estimated liability can significantly change if actual costs vary from the assumptions used in estimating the obligation or if governmental regulations change significantly. As discussed in Note 1 and Note 8 of the consolidated financial statements, the Company’s accounting for asset retirement obligations requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.
Auditing the amounts recorded for certain of the Company's asset retirement obligations is complex and judgmental due to the estimation that is required to determine the value of those asset retirement obligations. In particular, the estimation of value of these asset retirement obligations is dependent upon a number of factors, including the estimated future expenditures, estimated mine life, inflation rates and the assumed credit-adjusted risk-free interest rate.

How We Addressed the Matter in Our Audit
We tested controls that address the risk of material misstatement relating to the measurement of the asset retirement obligations. For example, we tested controls over management’s review of the estimates of asset retirement obligations, management’s review over the timing and amount of expected asset retirement costs and management’s review over the assumptions discussed above.
To test the asset retirement obligations, our audit procedures included, among others, assessing the methodology used, testing the significant assumptions discussed above and testing the underlying data used by the Company in its analyses. We compared the assumptions used in developing the inflation rate and credit-adjusted risk-free rate used by management to historical trends, published reports and publicly available information. We compared the expected amounts and timing of future expenditures to historical data and evaluated the changes in those amounts. For example, we evaluated management’s methodology for determining the amount and timing of asset retirement obligation costs which is utilized to measure the asset retirement obligation and analyzed current year activity, published pricing data and historical amounts. In addition, we involved our specialist to assist in our evaluation of management’s estimates of the asset retirement obligations, including review of assumptions, regulatory requirements, reclamation plans and estimated future expenditures. We also tested the completeness and accuracy of the data used in the estimation of the Company’s asset retirement obligations.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2017.

Pittsburgh, Pennsylvania
February 20, 2025

CORE NATURAL RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2024	2023	2022
Revenue and Other Income:
Coal Revenue	$1,786,926	$2,106,366	$2,018,662
Terminal Revenue	87,746	106,166	78,915
Freight Revenue	274,026	294,103	182,441
Loss on Commodity Derivatives, net	—	—	(237,024)
Miscellaneous Other Income (Note 3)	80,672	53,261	24,354
Gain on Sale of Assets	6,941	8,981	34,589
Total Revenue and Other Income	2,236,311	2,568,877	2,101,937
Costs and Expenses:
Operating and Other Costs	1,270,696	1,120,065	949,222
Depreciation, Depletion and Amortization	223,526	241,317	226,878
Freight Expense	274,026	294,103	182,441
General and Administrative Costs	115,224	103,470	116,696
Loss on Debt Extinguishment	—	2,725	5,623
Interest Expense	22,192	29,325	52,640
Total Costs and Expenses	1,905,664	1,791,005	1,533,500
Earnings Before Income Tax	330,647	777,872	568,437
Income Tax Expense (Note 5)	44,242	121,980	101,458
Net Income	$286,405	$655,892	$466,979

Earnings per Share:
Total Basic Earnings per Share	$9.65	$19.91	$13.41
Total Dilutive Earnings per Share	$9.61	$19.79	$13.07

Dividends Declared per Common Share	$0.50	$2.20	$2.05
The accompanying notes are an integral part of these financial statements.

CORE NATURAL RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Net Income	$286,405	$655,892	$466,979
Other Comprehensive Income (Loss):
Actuarially Determined Long-Term Liability Adjustments:
Amortization of Prior Service Credits (net of tax: $538, $537, $561)	(1,867)	(1,868)	(1,844)
Recognized Net Actuarial Loss (Gain) (net of tax: ($982), $512, ($2,459))	3,406	(1,782)	8,076
Curtailment Gain Recognized (net of tax: $49, $—, $—)	(168)	—	—
Other Comprehensive Gain before Reclassifications (net of tax: ($3,792), ($1,232), ($30,516))	13,157	4,150	99,164
Available-for-Sale Securities:
Unrealized (Loss) Gain on Investments in Available-for-Sale Securities (net of tax: $12, ($23), $—)	(41)	80	—
Derivative Instruments:
Unrealized Gain on Cash Flow Hedges (net of tax: $—, $—, ($116))	—	—	401
Other Comprehensive Income	14,487	580	105,797

Comprehensive Income	$300,892	$656,472	$572,776
The accompanying notes are an integral part of these financial statements.

CORE NATURAL RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and Cash Equivalents	$408,240	$199,371
Short-Term Investments (Note 6)	51,993	81,932
Accounts and Notes Receivable
Trade Receivables, net	136,750	147,612
Other Receivables, net	25,900	12,765
Inventories (Note 9)	96,201	88,154
Other Current Assets	66,874	71,172
Total Current Assets	785,958	601,006
Property, Plant and Equipment (Note 10):
Property, Plant and Equipment	5,764,081	5,552,404
Less—Accumulated Depreciation, Depletion and Amortization	3,842,382	3,649,281
Total Property, Plant and Equipment—Net	1,921,699	1,903,123
Other Assets:
Right of Use Asset - Operating Leases (Note 14)	5,513	14,658
Global Water Treatment Trust Fund (Note 8)	12,054	—
Salary Retirement (Note 15)	41,938	47,246
Other Noncurrent Assets, net	112,381	108,970
Total Other Assets	171,886	170,874
TOTAL ASSETS	$2,879,543	$2,675,003
The accompanying notes are an integral part of these financial statements.

CORE NATURAL RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2024	December 31, 2023
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$143,635	$137,243
Current Portion of Long-Term Debt (Note 13)	112,865	11,106
Operating Lease Liability, Current Portion (Note 14)	612	4,769
Other Accrued Liabilities (Note 12)	261,572	290,606
Total Current Liabilities	518,684	443,724
Long-Term Debt:
Long-Term Debt (Note 13)	79,524	181,885
Finance Lease Obligations (Note 14)	15,270	4,182
Total Long-Term Debt	94,794	186,067
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions (Note 15)	176,251	207,908
Pneumoconiosis Benefits (Note 16)	145,489	154,943
Asset Retirement Obligations (Note 8)	212,178	212,621
Workers’ Compensation (Note 16)	36,051	39,144
Salary Retirement (Note 15)	20,073	20,808
Operating Lease Liability (Note 14)	5,466	10,385
Deferred Income Taxes (Note 5)	49,214	36,219
Other Noncurrent Liabilities	53,096	19,742
Total Deferred Credits and Other Liabilities	697,818	701,770
TOTAL LIABILITIES	1,311,296	1,331,561
Stockholders’ Equity:
Common Stock, $0.01 Par Value; 62,500,000 Shares Authorized, 29,407,830 Shares Issued and Outstanding at December 31, 2024; 29,910,439 Shares Issued and Outstanding at December 31, 2023	294	299
Capital in Excess of Par Value	540,412	547,861
Retained Earnings	1,162,114	944,342
Accumulated Other Comprehensive Loss	(134,573)	(149,060)
TOTAL EQUITY	1,568,247	1,343,442
TOTAL LIABILITIES AND EQUITY	$2,879,543	$2,675,003
The accompanying notes are an integral part of these financial statements.

CORE NATURAL RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
December 31, 2021	$345	$646,945	$280,960	$(255,437)	$672,813
Net Income	—	—	466,979	—	466,979
Actuarially Determined Long-Term Liability Adjustments (Net of ($32,414) Tax)	—	—	—	105,396	105,396
Interest Rate Hedge (Net of ($116) Tax)	—	—	—	401	401
Comprehensive Income	—	—	466,979	105,797	572,776
Issuance of Common Stock	4	(4)	—	—	—
Repurchases of Common Stock (124,454 Shares)	(2)	(2,333)	(5,653)	—	(7,988)
Employee Stock-Based Compensation	—	7,890	—	—	7,890
Shares Withheld for Taxes	—	(6,261)	—	—	(6,261)
Dividends on Common Shares ($2.05/share)	—	—	(71,486)	—	(71,486)
Dividend Equivalents Earned on Stock-Based Compensation Awards	—	—	(1,918)	—	(1,918)
December 31, 2022	$347	$646,237	$668,882	$(149,640)	$1,165,826
Net Income	—	—	655,892	—	655,892
Actuarially Determined Long-Term Liability Adjustments (Net of ($183) Tax)	—	—	—	500	500
Investments in Available-for-Sale Securities (Net of ($23) Tax)	—	—	—	80	80
Comprehensive Income	—	—	655,892	580	656,472
Issuance of Common Stock	4	(4)	—	—	—
Repurchases of Common Stock (5,224,016 Shares)	(52)	(95,587)	(299,753)	—	(395,392)
Excise Tax on Repurchases of Common Stock	—	—	(3,729)	—	(3,729)
Employee Stock-Based Compensation	—	10,046	—	—	10,046
Shares Withheld for Taxes	—	(12,831)	—	—	(12,831)
Dividends on Common Shares ($2.20/share)	—	—	(75,474)	—	(75,474)
Dividend Equivalents Earned on Stock-Based Compensation Awards	—	—	(1,476)	—	(1,476)
December 31, 2023	$299	$547,861	$944,342	$(149,060)	$1,343,442
Net Income	—	—	286,405	—	286,405
Actuarially Determined Long-Term Liability Adjustments (Net of ($4,187) Tax)	—	—	—	14,528	14,528
Investments in Available-for-Sale Securities (Net of $12 Tax)	—	—	—	(41)	(41)
Comprehensive Income	—	—	286,405	14,487	300,892
Issuance of Common Stock	2	(2)	—	—	—
Repurchases of Common Stock (747,351 Shares)	(7)	(13,671)	(53,200)	—	(66,878)
Excise Tax on Repurchases of Common Stock	—	—	(537)	—	(537)
Employee Stock-Based Compensation	—	11,350	16	—	11,366
Shares Withheld for Taxes	—	(5,126)	—	—	(5,126)
Dividends on Common Shares ($0.50/share)	—	—	(14,697)	—	(14,697)
Dividend Equivalents Earned on Stock-Based Compensation Awards	—	—	(215)	—	(215)
December 31, 2024	$294	$540,412	$1,162,114	$(134,573)	$1,568,247
The accompanying notes are an integral part of these financial statements.

CORE NATURAL RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Net Income	$286,405	$655,892	$466,979
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	223,526	241,317	226,878
Stock-Based Compensation	11,350	10,046	7,890
Gain on Sale of Assets	(6,941)	(8,981)	(34,589)
Amortization of Debt Issuance Costs	3,750	5,468	8,314
Loss on Debt Extinguishment	—	2,725	5,623
Deferred Income Taxes	8,820	14,121	49,387
Other Adjustments to Net Income	(2,795)	(3,418)	3,880
Changes in Operating Assets:
Trade and Other Receivables	(2,233)	36,922	(52,577)
Inventories	(8,018)	(21,540)	(3,020)
Other Current Assets	(444)	(4,673)	2,883
Changes in Other Assets	7,936	(11,725)	(26,063)
Changes in Operating Liabilities:
Accounts Payable	4,570	11,449	39,235
Commodity Derivatives, net Liability	—	(15,142)	(37,062)
Other Operating Liabilities	(25,420)	3,063	14,453
Changes in Other Liabilities	(24,116)	(57,575)	(21,221)
Net Cash Provided by Operating Activities	476,390	857,949	650,990
Cash Flows from Investing Activities:
Capital Expenditures	(177,988)	(167,791)	(171,506)
Proceeds from Sales of Assets	7,396	4,255	21,538
Investments in Mining-Related Activities	(4,620)	(7,481)	—
Proceeds from Sales of Short-Term Investments	100,982	122,658	—
Purchases of Short-Term Investments	(66,963)	(200,870)	—
Other Investing Activity	(23,838)	(10,203)	7,790
Net Cash Used in Investing Activities	(165,031)	(259,432)	(142,178)
Cash Flows from Financing Activities:
Payments on Finance Lease Obligations	(10,518)	(25,335)	(24,511)
Payments on Term Loan A	—	—	(41,250)
Payments on Term Loan B	—	(63,590)	(175,687)
Payments on Second Lien Notes	—	(101,832)	(52,074)
Payments on Other Debt	(955)	(981)	(840)
Shares Withheld for Taxes	(5,126)	(12,831)	(6,261)
Repurchases of Common Stock	(70,879)	(399,379)	—
Debt Issuance and Financing Fees	—	(2,779)	(7,957)
Payments of Excise Tax on Share Repurchases	(3,747)	—	—
Dividends and Dividend Equivalents Paid	(15,860)	(75,474)	(71,486)
Net Cash Used in Financing Activities	(107,085)	(682,201)	(380,066)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	204,274	(83,684)	128,746
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	243,268	326,952	198,206
Cash and Cash Equivalents and Restricted Cash at End of Period	$447,542	$243,268	$326,952
The accompanying notes are an integral part of these financial statements.

CORE NATURAL RESOURCES, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—SIGNIFICANT ACCOUNTING POLICIES:
On January 14, 2025, CONSOL Energy Inc., a Delaware corporation, completed its previously announced all-stock merger of equals transaction (the “Merger”) with Arch Resources, Inc., a Delaware corporation (“Arch”), pursuant to that certain Agreement and Plan of Merger, dated as of August 20, 2024 (the “Merger Agreement”), by and among CONSOL Energy Inc., Mountain Range Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of CONSOL Energy Inc. (“Merger Sub”), and Arch. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Arch, with Arch continuing as the surviving corporation and as a wholly-owned subsidiary of the Company. Additionally, pursuant to the Merger Agreement, the Company was renamed “Core Natural Resources, Inc.”
Since the Merger occurred subsequent to the end of the reporting period, information set forth herein does not include the information of Arch. Accordingly, unless otherwise specifically noted, references herein to “Core Natural Resources,” “Core,” “we,” “our,” “us,” “our Company” and “the Company” refer only to Core and its subsidiaries prior to the Merger and do not include Arch and its subsidiaries.
A summary of the significant accounting policies of the Company is presented below. These, together with the other notes that follow, are an integral part of the Consolidated Financial Statements.
Basis of Presentation
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned and majority-owned and/or controlled subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.
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
Restricted Cash
Restricted cash includes cash collateral supporting the Company's surety bond portfolio and letters of credit issued under the Company's accounts receivable securitization program. Restricted cash also includes the unused proceeds of tax-exempt bonds issued by the Pennsylvania Economic Development Financing Authority (“PEDFA”). As of December 31, 2024, the Company had $39,302 in restricted cash. As of December 31, 2023, the Company had $43,897 in restricted cash. These restricted cash balances are included in Other Current Assets in the accompanying Consolidated Balance Sheets.
Trade Receivables and Allowance for Credit Losses
Trade receivables are recorded at the invoiced amount. Credit is extended based on an evaluation of a customer's financial condition, a customer's ability to perform its obligations and other relevant factors. See Note 7 - Credit Losses for additional information regarding the Company's measurement of expected credit losses. There were no material financing receivables with a contractual maturity greater than one year at December 31, 2024 and 2023.
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

Capitalization of Interest
Interest costs associated with the development of significant properties and projects are capitalized until the project is substantially complete and ready for its intended use. A weighted average cost of borrowing rate is used. For the years ended December 31, 2024, 2023 and 2022, capitalized interest totaled $6,106, $3,981 and $5,425, respectively.
Impairment of Long-lived Assets

Impairment of long-lived assets or asset groups is recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' or asset groups' carrying value. The carrying value of the assets is then reduced to its estimated fair value which is usually measured based on an estimate of future discounted cash flows. There were no indicators of impairment and, therefore, no impairment losses were recorded during the years ended December 31, 2024, 2023 and 2022.
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
Postretirement Benefits Other Than Pensions
Postretirement benefit obligations established by the Coal Industry Retiree Health Benefit Act of 1992 (the “Coal Act”) are treated as a multi-employer plan which requires expense to be recorded for the associated obligations as payments are made. Postretirement benefits other than pensions, except for those established pursuant to the Coal Act, are accounted for in accordance with the Retirement Benefits Compensation and Non-retirement Postemployment Benefits Compensation Topics, which requires employers to accrue the cost of such retirement benefits for the employees' active service periods. Such liabilities are determined on an actuarial basis and the Company administers these liabilities through a combination of self-insured and fully insured agreements. Differences between actual and expected results or changes in the value of obligations are recognized through Other Comprehensive Income (Loss).
Pneumoconiosis Benefits and Workers' Compensation
The Company is required by federal and state statutes to provide benefits to certain current and former totally disabled employees or their dependents for awards related to coal workers' pneumoconiosis. The Company is also required by various state statutes to provide workers' compensation benefits for employees who sustain employment-related physical injuries or some types of occupational disease. Workers' compensation benefits include compensation for disability, medical costs, and on some occasions, the cost of rehabilitation. The Company is primarily self-insured for these benefits. Provisions for estimated benefits are determined on an actuarial basis.

Asset Retirement Obligations
Mine closing costs and costs associated with dismantling and removing de-gasification facilities are accrued using the accounting treatment prescribed by the Asset Retirement and Environmental Obligations Topic. This topic requires the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. For active locations, the present value of the estimated asset retirement obligation is capitalized as part of the carrying amount of the long-lived asset. For locations that have been fully depleted or closed, the present value of the change is recorded directly to the consolidated statements of income. Generally, the capitalized asset retirement obligation is depreciated on a units-of-production basis. Accretion of the asset retirement obligation is recognized over time and until the reclamation obligations are satisfied. Accretion is included in Depreciation, Depletion and Amortization on the Consolidated Statements of Income. Asset retirement obligations primarily relate to the closure of mines, which includes treatment of water and the reclamation of land upon exhaustion of coal reserves. Accrued mine closing costs, perpetual water treatment costs, reclamation and costs associated with dismantling and removing de-gasification facilities are regularly reviewed by management and are revised for changes in future estimated costs and regulatory requirements, in each case if and as applicable.
Subsidence

Subsidence occurs when there is sinking or shifting of the ground surface due to the removal of underlying coal. Areas affected may include, although are not limited to, streams, property, roads, pipelines and other land and surface structures. Total estimated subsidence-related obligations are recognized in the period when the related coal has been extracted and are included in Operating and Other Costs on the Consolidated Statements of Income and Other Accrued Liabilities on the Consolidated Balance Sheets. On occasion, the Company may elect to prepay for estimated damages prior to undermining the property, in return for a release of liability. Prepayments are included as assets and are either recognized as Other Current Assets or in Other Noncurrent Assets on the Consolidated Balance Sheets if the payment is made less than or greater than one year, respectively, prior to undermining the property.
Retirement Plans
The Company has non-contributory defined benefit retirement plans. In 2015, the Company's qualified defined benefit retirement plan was frozen. The benefits for these plans are based primarily on years of service and employees' pay. These plans are accounted for using the guidance outlined in the Compensation - Retirement Benefits Topic. The costs of these retiree benefits are recognized over the employees' service periods. The Company uses actuarial methods and assumptions in the valuation of defined benefit obligations and the determination of expense. Differences between actual and expected results or changes in the value of obligations and plan assets are recognized through Other Comprehensive Income (Loss).
Stock-Based Compensation
Eligible Company employees participate in equity-based compensation plans. The Company recognizes compensation expense for all stock-based compensation awards based on the grant date fair value estimated in accordance with the provisions of the Stock Compensation Topic. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the award's vesting term. See Note 18 - Stock-Based Compensation for additional information.
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
Derivative Instruments
The Company may utilize derivative instruments to manage exposures to interest rate risk on long-term debt. The Company has, in the past, entered into interest rate swaps in order to achieve a mix of fixed and variable rate debt that it deemed appropriate. These interest rate swaps were designated as cash flow hedges of future variable interest payments and were accounted for as an asset or a liability in the accompanying Consolidated Balance Sheets at their fair value. The Company may, from time to time, also utilize derivative instruments to manage exposure to the risk of fluctuating coal prices related to forecasted or index-priced sales of coal or to the risk of changes in the fair value of a fixed price physical sales contract. The Company may sell or purchase forward contracts, swaps and options in the over-the-counter coal market in order to manage its exposure to coal prices. The Company did not seek cash flow hedge accounting treatment for its commodity derivative financial instruments and therefore, changes in fair value were reflected in earnings throughout the terms of those instruments (see Note 21 - Derivatives for additional information).
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
The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings per share because their effect would be anti-dilutive:

	For the Years Ended December 31,
	2024	2023	2022
Anti-Dilutive Restricted Stock Units	797	1,146	942
Anti-Dilutive Performance Share Units	—	—	—
	797	1,146	942

The computations for basic and dilutive earnings per share are as follows:

	For the Years Ended December 31,
	2024	2023	2022
Numerator:
Net Income	$286,405	$655,892	$466,979

Denominator:
Weighted-average shares of common stock outstanding	29,683,002	32,941,654	34,811,906
Effect of dilutive shares	124,366	200,353	906,349
Weighted-average diluted shares of common stock outstanding	29,807,368	33,142,007	35,718,255

Earnings per Share:
Basic	$9.65	$19.91	$13.41
Dilutive	$9.61	$19.79	$13.07

As of December 31, 2024, the Company has 500,000 shares of preferred stock authorized, none of which are issued or outstanding.
Shares of common stock outstanding were as follows:

	2024	2023	2022
Balance, Beginning of Year	29,910,439	34,746,904	34,480,181
Retirement Related to Stock Repurchase (1)	(747,351)	(5,224,016)	(124,454)
Issuance Related to Stock-Based Compensation (2)	244,742	387,551	391,177
Balance, End of Year	29,407,830	29,910,439	34,746,904
(1) See Note 4 - Stock and Debt Repurchases for additional information.
(2) See Note 18 - Stock-Based Compensation for additional information.
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The amendments in this update require that public business entities, at each interim period and on an annual basis: (1) disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (DD&A) (or other amounts of depletion expense) included in each relevant expense caption; (2) include certain amounts that are already required to be disclosed under current generally accepted accounting principles; (3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and (4) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. These amendments may be applied either prospectively or retrospectively. Management is currently evaluating the impact of this guidance, but with the exception of the increased disclosures summarized above, does not expect this update to have a material impact on the Company's financial statements.
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740). The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this update require that public business entities on an annual basis: (1) disclose specific categories in the rate reconciliation; (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate); (3) disclose the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes; (4) disclose the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than five percent of total income taxes paid (net of refunds received); (5) disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign; and (6) disclose income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The amendments in this update are effective for annual periods beginning after December 15, 2024, and should be applied prospectively. Management is currently evaluating the impact of this guidance, but with the exception of the increased disclosures summarized above, does not expect this update to have a material impact on the Company's financial statements.
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
NOTE 2—REVENUE FROM CONTRACTS WITH CUSTOMERS:
The following tables disaggregate the Company's revenue from contracts with customers by product type and market:

	For the Year Ended December 31, 2024
	Domestic	Export	Total
Power Generation	$649,056	$212,510	$861,566
Industrial	19,811	543,825	563,636
Metallurgical	44,861	316,863	361,724
Total Coal Revenue	713,728	1,073,198	1,786,926
Terminal Revenue			87,746
Freight Revenue			274,026
Other Revenue			15,708
Total Revenue from Contracts with Customers			$2,164,406

	For the Year Ended December 31, 2023
	Domestic	Export	Total
Power Generation	$672,509	$346,671	$1,019,180
Industrial	34,453	738,189	772,642
Metallurgical	10,671	303,873	314,544
Total Coal Revenue	717,633	1,388,733	2,106,366
Terminal Revenue			106,166
Freight Revenue			294,103
Total Revenue from Contracts with Customers			$2,506,635

	For the Year Ended December 31, 2022
	Domestic	Export	Total
Power Generation	$908,666	$393,647	$1,302,313
Industrial	19,231	391,872	411,103
Metallurgical	16,637	288,609	305,246
Total Coal Revenue	944,534	1,074,128	2,018,662
Terminal Revenue			78,915
Freight Revenue			182,441
Total Revenue from Contracts with Customers			$2,280,018
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
The Company's coal revenue is recognized when the performance obligation has been satisfied, and the corresponding transaction price has been determined. Generally, title passes when coal is loaded at the coal preparation facilities, at terminal locations or other customer destinations. The Company's coal contract revenue per ton is fixed or determinable based upon either fixed forward pricing or pricing derived from established indices and adjusted for nominal quality characteristics. Some coal contracts also contain positive electric power price-related adjustments, which represent market-driven price adjustments, in addition to a fixed base price per ton. The Company’s coal contracts generally do not allow for retroactive adjustments to pricing after title to the coal has passed and typically do not have significant financing components.
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
While the Company does, from time to time, experience costs of obtaining coal customer contracts with amortization periods greater than one year, those costs are generally immaterial. At December 31, 2024 and 2023, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. For the years ended December 31, 2024, 2023 and 2022, the Company has not recognized any amortization of previously existing capitalized costs of obtaining customer contracts. Further, the Company has not recognized any coal revenue in the current period that is not a result of current period performance.
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
The CONSOL Marine Terminal does not normally experience material costs of obtaining customer contracts with amortization periods greater than one year. At December 31, 2024 and 2023, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. For the years ended December 31, 2024, 2023 and 2022, the Company has not recognized any amortization of previously existing capitalized costs of obtaining Terminal customer contracts. Further, the Company has not recognized any Terminal revenue in the current period that is not a result of current period performance.

Freight Revenue
Some of the Company's coal contracts require that the Company sell its coal at locations other than its coal preparation plants. The cost to transport the Company's coal to the ultimate sales point is passed through to the Company's customers and the Company recognizes the freight revenue equal to the transportation costs when title to the coal passes to the customer.
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
Contract Balances
Contract assets, when present, are recorded separately from trade receivables in the Company's Consolidated Balance Sheets and are reclassified to trade receivables as title passes to the customer and the Company's right to consideration becomes unconditional. Credit is extended based on an evaluation of a customer's financial condition and a customer's ability to perform its obligations. The Company typically does not have material contract assets that are stated separately from trade receivables since the Company's performance obligations are satisfied as control of the goods or services passes to the customer, thereby granting the Company an unconditional right to receive consideration. Contract liabilities relate to consideration received in advance of the satisfaction of the Company's performance obligations. Contract liabilities are recognized as revenue at the point in time when control of the goods passes to the customer, or over time when services are provided.
NOTE 3—MISCELLANEOUS OTHER INCOME:

	For the Years Ended December 31,
	2024	2023	2022
Interest Income	$19,223	$13,597	$6,031
Royalty Income - Non-Operated Coal	18,379	8,855	10,258
Contract Assessments	15,000	16,350	—
Rental Income	1,916	2,129	2,239
Other	26,154	12,330	5,826
Miscellaneous Other Income	$80,672	$53,261	$24,354
Interest income increased primarily due to the Company's investment in marketable debt securities, comprised of highly liquid U.S. Treasury securities.
Royalty income increased as a result of additional leased coal volumes related to overriding royalty agreements or coal reserve leases between the Company and third-party operators.
Contract assessment income includes penalties and fees levied against customers that did not meet the purchase obligations under their contracts with the Company. This amount also includes partial contract buyouts that involved negotiations with customers to reduce coal quantities that they otherwise were obligated to purchase under contracts in exchange for payment of certain fees to the Company, and did not impact forward contract terms.
Other income increased primarily due to additional investments in December 2023 in coal-to-product businesses led by CONSOL Innovations LLC, our wholly-owned subsidiary, as well as advancements from the Company's insurance carriers related to a claim filed as a result of the Francis Scott Key Bridge collapse on March 26, 2024, which restricted vessel access to, and export capability from, the CONSOL Marine Terminal.

NOTE 4— STOCK AND DEBT REPURCHASES:
In December 2017, the Company’s Board of Directors approved a program to repurchase, from time to time, the Company's outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025 (the “Second Lien Notes”). Since the program's inception, the Company's Board of Directors amended the program on several separate occasions. The Company suspended share repurchases until the Merger was completed (see Note 25 - Subsequent Events for additional information), and this program terminated on December 31, 2024.
Under the terms of the program, the Company was permitted to make repurchases in the open market, in privately negotiated transactions, accelerated repurchase programs or in structured share repurchase programs. The Company was also authorized to enter into one or more 10b5-1 plans with respect to any of the repurchases. Any repurchases of common stock or notes were to be funded from available cash on hand or short-term borrowings. The program did not obligate the Company to acquire any particular amount of its common stock or notes, and the program could be modified or suspended at any time at the Company’s discretion. The program was conducted in compliance with applicable legal requirements imposed by any credit agreement, receivables purchase agreement or indenture.
During the years ended December 31, 2024 and 2023, the Company did not make any open market repurchases of its Second Lien Notes in accordance with this program; all remaining outstanding Second Lien Notes were redeemed by the Company during the year ended December 31, 2023. During the year ended December 31, 2022, the Company spent $26,387 to repurchase $25,000 of its Second Lien Notes in accordance with this program. During the years ended December 31, 2024, 2023 and 2022, the Company repurchased and retired 747,351, 5,224,016 and 124,454 shares of the Company's common stock at an average price of $89.49, $75.69 and $64.18 per share, respectively.
NOTE 5—INCOME TAXES:
The components of income tax expense were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Current:
U.S. Federal	$34,009	$100,572	$45,068
U.S. State	1,413	7,287	7,238
Non-U.S.	—	—	(235)
	35,422	107,859	52,071
Deferred:
U.S. Federal	9,557	12,528	37,154
U.S. State	(737)	1,593	12,233
	8,820	14,121	49,387

Total Income Tax Expense	$44,242	$121,980	$101,458

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate of 21% to income from operations before income tax is:

	For the Years Ended December 31,
	2024		2023		2022
	Amount	Percent	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$69,436	21.0%	$163,353	21.0%	$119,372	21.0%
State income taxes, net of federal tax benefit	3,017	0.9	7,618	1.0	11,110	2.0
Effect of foreign income taxes	—	—	—	—	(241)	—
Excess tax depletion	(22,397)	(6.8)	(26,802)	(3.5)	(32,431)	(5.7)
Foreign derived intangible income	(4,501)	(1.4)	(23,545)	(3.0)	(4,906)	(0.9)
Uncertain tax positions	(1,452)	(0.4)	36	—	(792)	(0.1)
Compensation	1,480	0.5	2,284	0.3	4,178	0.7
Valuation allowance	—	—	—	—	(937)	(0.2)
Tax credits	(1,000)	(0.3)	(700)	(0.1)	(350)	(0.1)
State rate change and prior period adjustments	(644)	(0.2)	(809)	(0.1)	5,397	0.9
Other	303	0.1	545	0.1	1,058	0.2
Income Tax Expense / Effective Rate	$44,242	13.4%	$121,980	15.7%	$101,458	17.8%
Significant components of deferred tax assets and liabilities were as follows:

	December 31,
	2024	2023
Deferred Tax Asset:
Asset retirement obligations	$40,445	$41,400
Postretirement benefits other than pensions	40,226	47,730
Pneumoconiosis benefits	31,663	33,867
Other	44,735	28,280
Total Deferred Tax Asset	157,069	151,277

Deferred Tax Liability:
Equity Partnerships	(155,039)	(122,220)
Property, plant and equipment	(39,154)	(52,409)
Other	(12,090)	(12,867)
Total Deferred Tax Liability	(206,283)	(187,496)

Net Deferred Tax Liability	$(49,214)	$(36,219)
Certain prior period amounts in the table above were previously disclosed separately, but have been reclassified to Other to conform to the current year presentation.
At December 31, 2024, the Company has net operating loss carryforwards of approximately $1,097 for state income tax purposes, which will, if ultimately utilized, offset future taxable income. These net operating losses, if unused, will expire in 2041.
As required by U.S. GAAP, a valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Management must review all available evidence, both positive and negative, in determining the need for a valuation allowance. As of December 31, 2024 and 2023, no valuation allowance has been recorded.

Unrecognized Tax Benefits
The Company utilizes the “more likely than not” standard in recognizing a tax benefit in its financial statements. For the years ended December 31, 2024 and 2023, a reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2024	2023

Balance at January 1	$1,987	$1,941
Additions based on tax positions related to the current year	—	22
Additions for tax positions of prior years	—	24
Settlements	(1,987)	—

Balance at December 31	$—	$1,987
The Company recorded an unrecognized tax benefit for the tax year ending December 31, 2023 of $1,987, related to a position taken on state taxes. The issue related to the unrecognized tax benefit was settled during 2024.
The Company is subject to taxation in the United States and its various states, as well as Canada and its various provinces. The Company is subject to examination for the tax periods 2020 through 2024 for federal and state returns.
NOTE 6—CASH AND CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS:

The following table disaggregates the Company's cash, cash equivalents and restricted cash, which reconciles to the total shown on the Consolidated Statements of Cash Flows:

	December 31,
	2024	2023
Cash and Cash Equivalents	$408,240	$199,371
Restricted Cash - Current(1)	39,302	43,897
Cash and Cash Equivalents and Restricted Cash	$447,542	$243,268
(1) Restricted Cash - Current is included in Other Current Assets in the accompanying Consolidated Balance Sheets.
The Company has invested in marketable debt securities, primarily comprised of highly liquid U.S. Treasury securities. These investments are held in the custody of financial institutions. The securities outstanding at December 31, 2024 and 2023 are classified as available-for-sale securities, mature within twelve months of the acquisition date, and are classified as current assets accordingly.
The Company's investments in available-for-sale securities are as follows:

	December 31, 2024
			Gross Unrealized
	Amortized Cost	Allowance for Credit Losses	Gains	Losses	Fair Value
U.S. Treasury Securities	$51,885	$—	$120	$(12)	$51,993

	December 31, 2023
			Gross Unrealized
	Amortized Cost	Allowance for Credit Losses	Gains	Losses	Fair Value
U.S. Treasury Securities	$81,829	$—	$103	$—	$81,932
Available-for-sale investments are reported at fair value in the accompanying balance sheet and any unrealized gains or losses are recognized in other comprehensive income (loss), net of tax. Any unrealized gains or losses in the Company's portfolio are a result of normal market fluctuations. Interest and dividends are included in net income when earned.
NOTE 7—CREDIT LOSSES:
Trade receivables are recorded at the invoiced amount. Credit is extended based on an evaluation of a customer's financial condition, a customer's ability to perform its obligations and other relevant factors. Trade receivable balances are monitored against approved credit terms. Credit terms are reviewed and adjusted as considered necessary based on changes to a customer's credit profile. If a customer's credit deteriorates, the Company may reduce credit risk exposure by reducing credit terms, obtaining letters of credit, obtaining credit insurance, or requiring pre-payment for shipments. Other non-trade contractual arrangements consist primarily of overriding royalty agreements and other financial arrangements between the Company and various counterparties.
The Company may be at risk of exposure to credit losses primarily through sales of products and services. The Company's expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade and other accounts receivables. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on an aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts may be necessary from time to time and are established to record the appropriate provision for customers that have a higher probability of default. The Company's monitoring activities include timely account reconciliations, dispute resolution, payment confirmation and consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible.
Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for changes to the assessment of anticipated payment, changes in economic conditions, current industry trends in the markets the Company serves and changes in the financial health of the Company's counterparties.
The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable and other non-trade contractual arrangements to present the net amount expected to be collected.

	Trade Receivables	Other Non-Trade Contractual Arrangements

Beginning Balance, December 31, 2023	$466	$7,504
Provision for expected credit losses	799	121
Ending Balance, December 31, 2024	$1,265	$7,625

NOTE 8—ASSET RETIREMENT OBLIGATIONS:
The Company accrues for mine closing costs, perpetual water treatment costs, and costs associated with the plugging of degasification wells using the accounting treatment prescribed by the Asset Retirement and Environmental Obligations Topic of the FASB Accounting Standards Codification. The Company recognizes capitalized asset retirement obligations by increasing the carrying amount of related long-lived assets.
The reconciliation of changes in the Company's asset retirement obligations at December 31, 2024 and 2023 is as follows:

	As of December 31,
	2024	2023
Balance at Beginning of Period	$241,192	$251,502
Accretion Expense	19,727	19,843
Payments	(30,089)	(22,771)
Revisions in Estimated Cash Flows	16,902	4,533
Other	—	(11,915)
Balance at End of Period	$247,732	$241,192
For the year ended December 31, 2023, Other consists of ($11,915) attributed to conveyances of several gas wells to third parties.
On October 2, 2024, three Company subsidiaries voluntarily entered into a Post-Mining Discharge Treatment Trust Consent Order and Agreement (“CO&A”) with the Pennsylvania Department of Environmental Protection (“PADEP”). The CO&A serves as an approved alternative financial assurance mechanism associated with the Company's perpetual water treatment obligations located in Pennsylvania and establishes a Global Water Treatment Trust Fund (“WTTF”). The WTTF is a long-term funding mechanism for 22 legacy mine water treatment systems (“treatment systems”) in Pennsylvania. The Company intends to make annual contributions of $2,000 until the cash balance of the fund equals 100% of the present value of future operation, maintenance and recapitalization costs for the treatment systems, currently estimated to be $74,211. As the cash balance of the fund grows, surety bonds associated with the treatment systems will be adjusted or released by the PADEP, thereby reducing the Company's exposure to surety bonds and related collateral requirements. Through December 2024, the Company has contributed $12,066 to the fund, and the PADEP has approved bond reductions totaling $52,696.
During the year ended December 31, 2024, the Company's contributions into the WTTF were managed and invested, at the direction of the trustee in accordance with the trust agreement, into various debt and equity securities. These investments are held in the custody of the WTTF trustee. These investments are classified as available-for-sale securities.
The Company’s investments in available-for-sale securities are as follows:

	December 31, 2024
			Gross Unrealized
	Amortized Cost	Allowance for Credit Losses	Gains	Losses	Fair Value
Global WTTF Securities	$12,112	$—	$87	$(145)	$12,054
Available-for-sale investments are reported at fair value in the accompanying balance sheet and any unrealized gains or losses are recognized in other comprehensive income (loss), net of tax. Any unrealized gains or losses in the Company's portfolio are a result of normal market fluctuations. Interest, dividends and realized gains or losses are included in net income when earned.

NOTE 9—INVENTORIES:
Inventory components consist of the following:

	December 31,
	2024	2023
Coal	$17,480	$17,128
Supplies	78,721	71,026
Total Inventories	$96,201	$88,154
NOTE 10—PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment consists of the following:

	December 31,
	2024	2023
Plant and Equipment	$3,633,741	$3,458,655
Coal Properties and Surface Lands	913,819	906,343
Airshafts	521,334	492,806
Mine Development	366,260	366,260
Advance Mining Royalties	328,927	328,340
Total Property, Plant and Equipment	5,764,081	5,552,404
Less: Accumulated Depreciation, Depletion and Amortization	3,842,382	3,649,281
Total Property, Plant and Equipment - Net	$1,921,699	$1,903,123
As of December 31, 2024 and 2023, property, plant and equipment includes gross assets under finance leases of $40,804 and $44,622, respectively. Accumulated amortization for finance leases was $16,929 and $31,873 at December 31, 2024 and 2023, respectively. Amortization expense for assets under finance leases approximated $9,814, $25,400 and $24,206 for the years ended December 31, 2024, 2023 and 2022, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying Consolidated Statements of Income. See Note 14 - Leases for further discussion of finance leases.
NOTE 11—ACCOUNTS RECEIVABLE SECURITIZATION:
At December 31, 2024, the Company and certain of its U.S. subsidiaries are parties to a trade accounts receivable securitization facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable. In July 2022, the securitization facility was amended to, among other things, extend the maturity date to July 29, 2025.
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
Loans under the securitization facility accrue interest at a reserve-adjusted market index rate equal to the applicable term Secured Overnight Financing Rate (“SOFR”). Loans and letters of credit under the securitization facility also accrue a program fee and a letter of credit participation fee, respectively, ranging from 2.00% to 2.50% per annum depending on the total net leverage ratio of the Company. In addition, the SPV paid certain structuring fees to PNC Capital Markets LLC and pays other customary fees to the lenders, including a fee on unused commitments equal to 0.60% per annum.

At December 31, 2024, the Company's eligible accounts receivable yielded $71,964 of borrowing capacity. At December 31, 2024, the facility had no outstanding borrowings and $71,922 of letters of credit outstanding, leaving available borrowing capacity of $42. At December 31, 2023, the Company's eligible accounts receivable yielded $72,125 of borrowing capacity. At December 31, 2023, the facility had no outstanding borrowings and $72,087 of letters of credit outstanding, leaving available borrowing capacity of $38. Costs associated with the receivables facility totaled $1,444, $1,423 and $1,101 for the years ended December 31, 2024, 2023 and 2022, respectively. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.
NOTE 12—OTHER ACCRUED LIABILITIES:

	December 31,
	2024	2023
Subsidence Liability	$88,259	$105,322
Accrued Compensation and Benefits	54,138	73,763
Other	38,289	38,533
Current Portion of Long-Term Liabilities:
Asset Retirement Obligations	35,554	28,571
Postretirement Benefits Other than Pensions	17,887	19,327
Pneumoconiosis Benefits	16,389	15,071
Workers' Compensation	11,056	10,019
Total Other Accrued Liabilities	$261,572	$290,606
Certain prior period amounts in the table above, including Accrued Other Taxes, Accrued Interest and Deferred Revenue, were previously disclosed separately, but have been reclassified to Other to conform to the current year presentation.
NOTE 13—LONG-TERM DEBT:

	December 31,
	2024	2023
Debt:
MEDCO Revenue Bonds in Series due September 2025 at 5.75%	$102,865	$102,865
9.00% PEDFA Solid Waste Disposal Revenue Bonds due April 2028	75,000	75,000
Advance Royalty Commitments (8.10% and 8.80% Weighted Average Interest Rate, respectively)	6,148	5,922
Other Debt Arrangements	664	1,419
Less: Unamortized Debt Issuance Costs	(1,213)	(1,686)
	183,464	183,520
Less: Current Portion of Long-Term Debt*	(103,940)	(1,635)
Long-Term Debt	$79,524	$181,885
*Excludes current portion of Finance Lease Obligations of $8,925 and $9,471 at December 31, 2024 and 2023, respectively, and includes unamortized debt issuance costs on the MEDCO Revenue Bonds of $101 at December 31, 2024.

Annual undiscounted maturities on the Company's debt instruments during the next five years and thereafter are as follows:

Year ended December 31,	Amount
2025	$104,041
2026	1,018
2027	943
2028	75,831
2029	649
Thereafter	2,195
Total Long-Term Debt Maturities	$184,677
Revolving Credit Facility
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
On January 14, 2025, the Company entered into an amendment to its existing Revolving Credit Facility. The amendment removes the minimum fixed charge coverage ratio covenant, and adds a minimum interest coverage ratio covenant, which shall be 3.00 to 1.00. The following covenants at December 31, 2024 were calculated in accordance with the January 2025 Revolving Credit Facility amendment. The Company's first lien gross leverage ratio was 0.04 to 1.00 at December 31, 2024. The Company's total net leverage ratio was (0.39) to 1.00 at December 31, 2024. The Company's interest coverage ratio was 123.54 to 1.00 at December 31, 2024. The Company was in compliance with all covenants under both the pre-amended and amended Revolving Credit Facility as of December 31, 2024.

At December 31, 2024, the Revolving Credit Facility had no borrowings outstanding and $107,087 of letters of credit outstanding, leaving $247,913 of unused capacity. At December 31, 2023, the Revolving Credit Facility had no borrowings outstanding and $111,186 of letters of credit outstanding, leaving $243,814 of unused capacity. From time to time, the Company is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. The Company sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.
The SPV is not a guarantor of the Revolving Credit Facility, and the SPV holds the assets pledged to the lender in the securitization facility. The SPV had total assets of $133,853 and $147,918, comprised mainly of $133,694 and $147,612 trade receivables, net, at December 31, 2024 and 2023, respectively. For the years ended December 31, 2024, 2023 and 2022, net income attributable to the SPV was $46, $5,129 and $12,330, respectively, which primarily reflected intercompany fees related to purchasing the receivables, which are eliminated in the Consolidated Financial Statements contained within this Annual Report on Form 10-K. During the years ended December 31, 2024, 2023 and 2022, there were no borrowings or payments under the accounts receivable securitization facility. See Note 11 - Accounts Receivable Securitization for additional information.
PEDFA Bonds
In April 2021, the Company borrowed the proceeds received from the sale of tax-exempt bonds issued by PEDFA in an aggregate principal amount of $75,000 (the “PEDFA Bonds”). The PEDFA Bonds bear interest at a fixed rate of 9.00% for an initial term of seven years. The PEDFA Bonds mature on April 1, 2051 but are subject to mandatory purchase by the Company on April 13, 2028, at the expiration of the initial term rate period. The PEDFA Bonds were issued pursuant to an indenture (the “PEDFA Indenture”) dated as of April 1, 2021, by and between PEDFA and Wilmington Trust, N.A., a national banking association, as trustee (the “PEDFA Notes Trustee”). PEDFA made a loan of the proceeds of the PEDFA Bonds to the Company pursuant to a Loan Agreement (the “Loan Agreement”) dated as of April 1, 2021 between PEDFA and the Company. Under the terms of the Loan Agreement, the Company agreed to make all payments of principal, interest and other amounts at any time due on the PEDFA Bonds or under the PEDFA Indenture. PEDFA assigned its rights as lender under the Loan Agreement, excluding certain reserved rights, to the PEDFA Notes Trustee. Certain subsidiaries of the Company (the “PEDFA Notes Guarantors”) executed a Guaranty Agreement (the “Guaranty”) dated as of April 1, 2021 in favor of the PEDFA Notes Trustee, guarantying the obligations of the Company under the Loan Agreement to pay the PEDFA Bonds when and as due. The obligations of the Company under the Loan Agreement and of the PEDFA Notes Guarantors under the Guaranty are secured by second priority liens on substantially all of the assets of the Company and the PEDFA Notes Guarantors. The Loan Agreement and Guaranty incorporate by reference covenants in the Indenture, dated as of November 13, 2017 by and between the Company and UMB Bank, N.A., a national banking association, as trustee and collateral trustee, under which the Second Lien Notes were issued, including covenants that limited the ability of the Company and certain subsidiaries of the Company, as guarantors, to (i) incur, assume or guarantee additional indebtedness or issue preferred stock; (ii) create liens to secure indebtedness; (iii) declare or pay dividends on the Company’s common stock, redeem stock or make other distributions to the Company’s stockholders; (iv) make investments; (v) pay or make dividends, loans or other asset transfers from the Company’s restricted subsidiaries; (vi) merge or consolidate, or sell, transfer, lease or dispose of substantially all of the Company’s assets; (vii) sell or otherwise dispose of certain assets, including equity interests in subsidiaries; (viii) enter into transactions with affiliates; and (ix) create unrestricted subsidiaries. These covenants were subject to important exceptions and qualifications.
The Company started a capital construction project on the PAMC coarse refuse disposal area in 2017, which is now funded, in part, by the proceeds from the PEDFA Bonds. The Company expects to expend these funds as qualified work is completed. The Company utilized restricted cash in the amount of $12,247 and $24,705 during the years ended December 31, 2024 and 2023, respectively, for qualified expenses. Additionally, the Company had $264 and $12,177 in restricted cash at December 31, 2024 and 2023, respectively, associated with this financing that will be used to fund future spending on the coarse refuse disposal area.
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

The Company determines if an arrangement is an operating or finance lease at inception of the applicable lease. For leases where the Company is the lessee, Right of Use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available on the commencement date in determining the present value of lease payments. The ROU asset also consists of any prepaid lease payments, lease incentives received, and costs which will be incurred in exiting a lease. The lease terms used to calculate the ROU asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense while the expense for finance leases is recognized as depreciation expense and interest expense using the interest method of recognition. Further, the Company made an accounting policy election not to apply the recognition and measurement requirements to short-term leases, defined as leases with an initial term of twelve months or less. The Company will recognize those lease payments in the Consolidated Statements of Income over the lease term. For the years ended December 31, 2024 and 2023, these short-term lease expenses were not material to the Company's financial statements.
For the years ended December 31, 2024 and 2023, the components of operating lease expense were as follows:

	December 31,
	2024	2023
Fixed operating lease expense	$4,850	$6,447
Variable operating lease expense	6,373	8,358
Total operating lease expense	$11,223	$14,805
Supplemental cash flow information related to the Company's operating leases for the years ended December 31, 2024 and 2023 was as follows:

	December 31,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$4,787	$6,148
The following table presents the lease balances within the Consolidated Balance Sheets, weighted average lease term, and the weighted average discount rate related to the Company's operating leases at December 31, 2024 and 2023:

		December 31,
Lease Assets and Liabilities	Classification	2024	2023
Assets:
Operating Lease ROU Assets	Other Assets	$5,513	$14,658

Liabilities:
Current:
Operating Lease Liabilities	Operating Lease Liabilities	$612	$4,769
Long-Term:
Operating Lease Liabilities	Operating Lease Liabilities	$5,466	$10,385
Total Operating Lease Liabilities		$6,078	$15,154

Weighted average remaining lease term (in years)		7.92	4.46
Weighted average discount rate		7.74%	7.21%
The Company also enters into finance leases for mining equipment and automobiles. Assets arising from finance leases are included in property, plant and equipment-net and the liabilities are included in current portion of long-term debt and long-term debt in the accompanying Consolidated Balance Sheets.

For the years ended December 31, 2024 and 2023, the components of finance lease expense were as follows:

	December 31,
	2024	2023
Amortization of right of use assets	$9,814	$25,400
Interest expense	1,079	1,712
Total finance lease expense	$10,893	$27,112
The following table presents the weighted average lease term and weighted average discount rate related to the Company's finance leases as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Weighted average remaining lease term (in years)	2.93	1.64
Weighted average discount rate	6.59%	6.68%
The following table presents the future maturities of the Company's operating and finance lease liabilities, together with the present value of the net minimum lease payments, at December 31, 2024:

	Finance Leases	Operating Leases
2025	$10,241	$1,058
2026	7,527	932
2027	7,318	967
2028	1,661	975
2029	102	995
Thereafter	—	3,312
Total minimum lease payments	26,849	8,239
Less amount representing interest	2,654	2,161
Present value of minimum lease payments	$24,195	$6,078
NOTE 15—PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:
Pension
The Company has non-contributory defined benefit retirement plans. The benefits for these plans are based primarily on years of service and employees' pay. The Company's qualified pension plan (the “Pension Plan”) allows for lump-sum distributions of benefits earned up until December 31, 2005, at the employees' election. In 2015, the Company's qualified defined benefit retirement plan was frozen.
According to the Defined Benefit Plans Topic of the FASB Accounting Standards Codification, if the lump sum distributions made during a plan year, which for the Company is January 1 to December 31, exceed the total of the projected service cost and interest cost for the plan year, settlement accounting is required. Lump sum payments did not exceed this threshold during the years ended December 31, 2024, 2023, and 2022. The Company's non-qualified pension plan was frozen as of December 31, 2024.
Other Postretirement Benefit Plan
Certain subsidiaries of the Company provide medical and prescription drug benefits to retired employees covered by either the Coal Act or the National Bituminous Coal Wage Agreement of 2011.

The reconciliation of changes in the benefit obligation, plan assets and funded status of these plans at December 31, 2024 and 2023 is as follows:

	Pension Benefits at December 31,		Other Postretirement Benefits at December 31,
	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of period	$525,086	$524,212	$227,235	$255,029
Service cost	1,208	1,217	—	—
Interest cost	25,724	27,027	11,031	13,044
Plan curtailments	(217)	—	—	—
Actuarial (gain) loss	(14,615)	14,061	(27,445)	(20,776)
Benefits and other payments	(45,522)	(41,431)	(16,683)	(20,062)
Benefit obligation at end of period	$491,664	$525,086	$194,138	$227,235

Change in plan assets:
Fair value of plan assets at beginning of period	$549,571	$540,225	$—	$—
Actual return on plan assets	5,695	49,239	—	—
Company contributions	1,728	1,538	16,683	20,062
Benefits and other payments	(45,522)	(41,431)	(16,683)	(20,062)
Fair value of plan assets at end of period	$511,472	$549,571	$—	$—

Funded status:
Noncurrent assets	$41,938	$47,246	$—	$—
Current liabilities	(2,057)	(1,953)	(17,887)	(19,327)
Noncurrent liabilities	(20,073)	(20,808)	(176,251)	(207,908)
Net asset (obligation) recognized	$19,808	$24,485	$(194,138)	$(227,235)

Amounts recognized in accumulated other comprehensive (loss) income consist of:
Net actuarial loss (gain)	$253,641	$248,252	$(53,416)	$(26,249)
Prior service credit	—	—	(8,924)	(11,329)
Net amount recognized (before tax effect)	$253,641	$248,252	$(62,340)	$(37,578)
The components of net periodic benefit cost (credit) are as follows:

	Pension Benefits			Other Postretirement Benefits
	For the Years Ended December 31,			For the Years Ended December 31,
	2024	2023	2022	2024	2023	2022
Components of net periodic benefit cost (credit):
Service cost	$1,208	$1,217	$1,207	$—	$—	$—
Interest cost	25,724	27,027	16,539	11,031	13,044	7,898
Expected return on plan assets	(31,964)	(39,470)	(37,276)	—	—	—
Amortization of prior service credits	—	—	—	(2,405)	(2,405)	(2,405)
Recognized net actuarial loss (gain)	6,265	741	3,037	(278)	—	3,515
Curtailment gain recognized	(217)	—	—	—	—	—
Net periodic benefit cost (credit)	$1,016	$(10,485)	$(16,493)	$8,348	$10,639	$9,008

Expenses (credits) related to pension and other post-employment benefits are reflected in Operating and Other Costs in the Consolidated Statements of Income. Amounts reclassified out of accumulated other comprehensive (loss) income are reflected in Operating and Other Costs in the Consolidated Statements of Income.
The Company utilizes a corridor approach to amortize actuarial gains and losses that have been accumulated under the Pension Plan. Cumulative gains and losses that are in excess of 10% of the greater of either the projected benefit obligation (PBO) or the market-related value of plan assets are amortized over the expected remaining future lifetime of all plan participants for the Pension Plan. Actuarial gains or losses can result from discount rate changes, changes in underlying assumptions that affect the projected benefit obligation, changes in underlying assumptions that affect the market-related value of plan assets, as well as actual fluctuations in the market value of plan assets.
The Company also utilizes a corridor approach to amortize actuarial gains and losses that have been accumulated under the OPEB Plan. Cumulative gains and losses that are in excess of 10% of the accumulated postretirement benefit obligation (APBO) are amortized over the average future remaining lifetime of the current inactive population for the OPEB Plan.
The following table provides information related to pension plans with an accumulated benefit obligation in excess of plan assets:

	As of December 31,
	2024	2023
Projected benefit obligation	$22,130	$22,762
Accumulated benefit obligation	$22,130	$22,464
Fair value of plan assets	$—	$—
Assumptions:
The weighted-average assumptions used to determine benefit obligations are as follows:

	Pension Obligations at December 31,		Other Postretirement Obligations at December 31,
	2024	2023	2024	2023
Discount rate	5.66%	5.15%	5.60%	5.14%
Rate of compensation increase	4.04%	3.93%	—	—
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
The weighted-average assumptions used to determine net periodic benefit costs are as follows:

	Pension Benefits			Other Postretirement Benefits
	For the Years Ended December 31,			For the Years Ended December 31,
	2024	2023	2022	2024	2023	2022
Discount rate	5.14%	5.41%	2.83%	5.14%	5.43%	2.79%
Expected long-term return on plan assets	5.59%	5.81%	4.75%	—	—	—
Rate of compensation increase	3.93%	3.89%	3.78%	—	—	—
The long-term rate of return is the sum of the portion of total assets in each asset class held multiplied by the expected return for that class, adjusted for expected expenses to be paid from the assets. The expected return for each class is determined using the plan asset allocation at the measurement date and a distribution of compound average returns over a 20-year time horizon. The model uses asset class returns, variances and correlation assumptions to produce the expected return for each portfolio. The return assumptions used forward-looking gross returns influenced by the current Treasury yield curve. These returns recognize current bond yields, corporate bond spreads and equity risk premiums based on current market conditions.
The assumed health care cost trend rates are as follows:

	At December 31,
	2024	2023
Health care cost trend rate for next year	6.01%	6.40%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	4.00%	4.00%
Year that the rate reaches ultimate trend rate	2048	2048
Plan Assets:
The Company’s overall investment strategy is to meet current and future benefit payment needs through diversification across asset classes, fund strategies and fund managers to achieve an optimal balance between risk and return and between income and growth of assets through capital appreciation. Consistent with the objectives of the pension trust (the “Trust”) and in consideration of the Trust’s current funded status and the current level of market interest rates, the Retirement Board, as appointed by the Company's Board of Directors (the “Retirement Board”) has approved an asset allocation strategy that will change over time in response to future improvements in the Trust’s funded status and/or changes in market interest rates. Such changes in asset allocation strategy are intended to allocate additional assets to the fixed income asset class should the Trust’s funded status improve. In this framework, the current target allocation for plan assets is 10.0% diversified growth assets and 90.0% liability hedging fixed income. Both the equity and fixed income portfolios are comprised of both active and passive investment strategies. The Trust is primarily invested in Mercer Common Collective Trusts. Equity securities consist of investments in large and mid/small cap companies; non-U.S. equities are derived from both developed and emerging markets. Fixed income securities consist primarily of U.S. long duration fixed income corporate and U.S. Treasury instruments. The average quality of the fixed income portfolio must be rated at least “investment grade” by nationally recognized rating agencies. Within the fixed income asset class, investments are invested primarily across various strategies such that the overall profile strongly correlates with the interest rate sensitivity of the Trust’s liabilities in order to reduce the volatility resulting from the risk of changes in interest rates and the impact of such changes on the Trust’s overall financial status. Derivatives, interest rate swaps, options and futures are permitted investments for the purpose of reducing risk and to extend the duration of the overall fixed income portfolio; however, they may not be used for speculative purposes. All or a portion of the assets may be invested in mutual funds or other commingled vehicles so long as the pooled investment funds have an adequate asset base relative to their asset class; are invested in a diversified manner; and have management and/or oversight by an Investment Advisor registered with the SEC. The Retirement Board reviews the investment program on an ongoing basis including asset performance, current trends and developments in capital markets, changes in Trust liabilities and ongoing appropriateness of the overall investment policy.
The fair values of plan assets at December 31, 2024 and 2023 by asset category are as follows:

	Fair Value Measurements at December 31, 2024				Fair Value Measurements at December 31, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash/Accrued Income	$103	$103	$—	$—	$116	$116	$—	$—
Mercer Common Collective Trusts (a)	511,369	—	—	—	549,455	—	—	—
Total	$511,472	$103	$—	$—	$549,571	$116	$—	$—

(a) Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy but are included in the total.
There are no investments in Company stock held by these plans at December 31, 2024 or 2023.
There are no assets in the other postretirement benefit plan at December 31, 2024 or 2023.
Cash Flows:
If necessary, the Company intends to contribute to the pension trust using prudent funding methods. However, the Company does not expect to contribute to the pension plan trust in 2025. Pension benefit payments are primarily funded from the Trust. The Company expects to pay benefits of $2,057 from the non-qualified pension plan in 2025. The Company does not expect to contribute to the other postretirement benefit plan in 2025 and intends to pay benefit claims as they become due.
The following benefit payments are expected to be paid in accordance with plan documents:

	Pension Benefits	Other Postretirement Benefits
2025	$39,153	$17,887
2026	$40,571	$17,536
2027	$38,570	$17,007
2028	$38,519	$16,661
2029	$38,245	$16,240
Year 2030-2034	$182,302	$76,625
NOTE 16—COAL WORKERS’ PNEUMOCONIOSIS AND WORKERS’ COMPENSATION:
Coal Workers' Pneumoconiosis
Under the Federal Coal Mine Health and Safety Act of 1969, as amended, the Company is responsible for medical and disability benefits to employees and their dependents resulting from occurrences of coal workers' pneumoconiosis (CWP) disease. The Company is also responsible under various state statutes for pneumoconiosis benefits. The Company primarily provides for these claims through a self-insurance program. The calculation of the actuarial present value of the estimated pneumoconiosis obligation is based on an annual actuarial study by independent actuaries and uses assumptions regarding disability incidence, medical costs, indemnity levels, mortality, death benefits, dependents and interest rates which are derived from actual company experience and outside sources. Actuarial gains or losses can result from discount rate changes, differences in incident rates and severity of claims filed as compared to original assumptions.
In December 2024, the Office of Workers' Compensation Programs (“OWCP”) issued a final rule revising the regulations under the Black Lung Benefits Act related to self-insurance by coal mine operators. Under the new standard, self-insured coal mine operators are required to post additional security for the Black Lung benefit liabilities. The final rule requires a security amount equal to 100% of a self-insured operator's projected black lung liabilities. The rule became effective on January 13, 2025, and operators are required to remit the increased security amount within one year. The final rule, including any assessments, is subject to appeal.
Workers' Compensation
The Company must also compensate individuals who sustain employment-related physical injuries or some types of occupational diseases and, on some occasions, for costs of their rehabilitation. Workers' compensation programs will also compensate survivors of workers who suffer employment-related deaths. Workers' compensation laws are administered by state agencies, and each state has its own set of rules and regulations regarding compensation owed to an employee that is injured in the course of employment. The Company primarily provides for these claims through a self-insurance program. The Company recognizes an actuarial present value of the estimated workers' compensation obligation calculated by independent actuaries. The calculation is based on claims filed and an estimate of claims incurred but not yet reported as well as various assumptions, including discount rate, future healthcare trend rate, benefit duration and recurrence of injuries. Actuarial gains or losses associated with workers' compensation have resulted from discount rate changes and differences in claims experience and incident rates as compared to prior assumptions.
The reconciliation of changes in the benefit obligation and funded status of these plans at December 31, 2024 and 2023 is as follows:

	CWP at December 31,		Workers' Compensation at December 31,
	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of period	$170,014	$161,113	$48,153	$50,344
State administrative fees and insurance bond premiums	—	—	1,837	1,953
Service cost	2,985	2,313	5,857	5,597
Interest cost	8,264	8,285	2,289	2,514
Actuarial (gain) loss	(2,145)	13,270	1,203	(2,919)
Benefits paid	(17,240)	(14,967)	(13,232)	(9,336)
Benefit obligation at end of period	$161,878	$170,014	$46,107	$48,153

Funded status:
Current assets	$—	$—	$1,000	$1,010
Current liabilities	(16,389)	(15,071)	(11,056)	(10,019)
Noncurrent liabilities	(145,489)	(154,943)	(36,051)	(39,144)
Net obligation recognized	$(161,878)	$(170,014)	$(46,107)	$(48,153)

Amounts recognized in accumulated other comprehensive (loss) income consist of:
Net actuarial loss (gain)	$1,638	$4,217	$(22,234)	$(25,597)
Net amount recognized (before tax effect)	$1,638	$4,217	$(22,234)	$(25,597)
The components of net periodic benefit cost are as follows:

	CWP For the Years Ended December 31,			Workers’ Compensation For the Years Ended December 31,
	2024	2023	2022	2024	2023	2022
Service cost	$2,985	$2,313	$2,905	$5,857	$5,597	$4,920
Interest cost	8,264	8,285	5,060	2,289	2,514	1,369
Recognized net actuarial loss (gain)	434	(1,045)	4,238	(2,160)	(2,049)	(420)
State administrative fees and insurance bond premiums	—	—	—	1,837	1,953	1,817
Net periodic benefit cost	$11,683	$9,553	$12,203	$7,823	$8,015	$7,686
Expenses related to CWP and workers’ compensation are reflected in Operating and Other Costs in the Consolidated Statements of Income. Amounts reclassified out of accumulated other comprehensive (loss) income are reflected in Operating and Other Costs in the Consolidated Statements of Income.

The Company utilizes a corridor approach to amortize actuarial gains and losses that have been accumulated under the Workers’ Compensation and CWP plans. Cumulative gains and losses that are in excess of 10% of the greater of either the estimated liability or the market-related value of plan assets are amortized over the expected average remaining future service of the current active membership of the Workers’ Compensation and CWP plans.
Assumptions:
The weighted-average discount rates used to determine benefit obligations and net periodic benefit costs are as follows:

	CWP For the Years Ended December 31,			Workers’ Compensation For the Years Ended December 31,
	2024	2023	2022	2024	2023	2022
Benefit obligations	5.65%	5.14%	5.40%	5.58%	5.12%	5.38%
Net periodic benefit costs	5.14%	5.40%	2.85%	5.12%	5.38%	2.74%
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
Cash Flows:
The Company does not intend to make contributions to the CWP or Workers' Compensation plans in 2025, but it intends to pay benefit claims as they become due.
The following benefit payments, which reflect expected future claims as appropriate, are expected to be paid:

		Workers' Compensation
	CWP Benefits	Total Benefits	Actuarial Benefits	Other Benefits
2025	$16,389	$11,920	$10,056	$1,864
2026	$15,255	$11,756	$9,845	$1,911
2027	$14,211	$11,967	$10,008	$1,959
2028	$13,394	$12,347	$10,339	$2,008
2029	$12,808	$12,514	$10,456	$2,058
Year 2030-2034	$60,841	$66,319	$55,231	$11,088
NOTE 17—OTHER EMPLOYEE BENEFIT PLANS:
UMWA Benefit Trusts
The Coal Act created two multi-employer benefit plans: (1) the United Mine Workers of America (the “UMWA”) Combined Benefit Fund (the “Combined Fund”) into which the former UMWA Benefit Trusts were merged, and (2) the UMWA 1992 Benefit Plan (the “1992 Benefit Plan”). The Company accounts for required contributions to these multi-employer trusts as expense when incurred.
The Combined Fund provides medical and death benefits for all beneficiaries of the former UMWA Benefit Trusts who were actually receiving benefits as of July 20, 1992. The 1992 Benefit Plan provides medical and death benefits to orphan UMWA-represented members eligible for retirement on February 1, 1993 and for those who retired between July 20, 1992 and September 30, 1994. The Coal Act provides for the assignment of beneficiaries to former employers and the allocation of unassigned beneficiaries (referred to as orphans) to companies using a formula set forth in the Coal Act. The Coal Act requires that responsibility for funding the benefits to be paid to beneficiaries be assigned to their former signatory employers or related companies. This cost is recognized when contributions are assessed. The Company's total contributions under the Coal Act were $3,040, $3,552 and $4,099 for the years ended December 31, 2024, 2023 and 2022, respectively. Based on available information at December 31, 2024, the Company's gross obligation for the Combined Fund and 1992 Benefit Plan is estimated to be approximately $30,594.
Pursuant to the provisions of the Tax Relief and Healthcare Act of 2006 (the “2006 Act”) and the 1992 Benefit Plan, the Company is required to provide security in an amount based on the annual cost of providing health care benefits for all individuals receiving benefits from the 1992 Benefit Plan who are attributable to the Company, plus all individuals receiving benefits from an individual employer plan maintained by the Company who are entitled to receive such benefits. In accordance with the terms of the 2006 Act and the 1992 Benefit Plan, the Company must secure its obligations by posting letters of credit, which were $12,315, $12,890 and $15,221 at December 31, 2024, 2023 and 2022, respectively. The 2024, 2023 and 2022 security amounts were based on the annual cost of providing health care benefits and included a reduction in the number of eligible employees.
Investment Plan
The Company has an investment plan, the CONSOL Energy Inc. Investment Plan (the “401(k) Plan”), available to most non-represented employees. The 401(k) Plan includes company matching of up to 6% of eligible compensation contributed by eligible Company employees. Total company matching contributions were $13,179, $12,348 and $10,216 for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company may also make discretionary contributions to the 401(k) Plan ranging from 1% to 6% of eligible compensation for eligible employees (as defined by the 401(k) Plan). Discretionary contributions of $10,517 were accrued for at December 31, 2022 and were paid into employees' accounts in 2023. There were no such discretionary contributions accrued for at December 31, 2024 and 2023.
Long-Term Disability
The Company has a Long-Term Disability Plan available to all eligible full-time salaried employees. The benefits for this plan are based on a percentage of monthly earnings, offset by all other income benefits available to the disabled.

	For the Years Ended December 31,
	2024	2023	2022
Net periodic benefit costs	$869	$534	$546
Discount rate assumption used to determine net periodic benefit costs	5.03%	5.34%	2.39%
Liabilities incurred under the Long-Term Disability Plan are included in Other Accrued Liabilities and Other Noncurrent Liabilities in the Consolidated Balance Sheets and amounted to a combined total of $5,954 and $6,803 at December 31, 2024 and 2023, respectively.
NOTE 18—STOCK-BASED COMPENSATION:
The Company adopted the CONSOL Energy Inc. Omnibus Performance Incentive Plan (as amended from time to time, the “Performance Incentive Plan”) on November 22, 2017. The Performance Incentive Plan provides for grants of stock-based awards to employees, including any officer or employee-director of the Company, who is not a member of the Compensation Committee. These awards are intended to compensate the recipients thereof based on the performance of the Company's stock and the recipients' continued services during the vesting period, as well as align the recipients' long-term interests with those of the Company's shareholders. The Company is responsible for the cost of awards granted under the Performance Incentive Plan, and all determinations with respect to awards to be made under the Performance Incentive Plan will be made by the board of directors or a committee as delegated by the board of directors.
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

For only those shares expected to vest, the Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award as specified in the award agreement, which is generally the vesting term. The vesting of all awards will accelerate in the event of death and disability and may accelerate upon a change in control of the Company. Some awards may accelerate based on retirement age. The Company accounts for forfeitures of stock-based compensation as they occur. The total stock-based compensation expense recognized during the years ended December 31, 2024, 2023 and 2022 was $11,350, $10,046, and $7,890, respectively, and was included in General and Administrative Costs on the Consolidated Statements of Income. This includes expense specifically related to the Performance Incentive Plan. The related deferred tax benefit totaled $2,539, $2,244 and $1,842 for the years ended December 31, 2024, 2023 and 2022, respectively.
As of December 31, 2024, the Company has $8,198 of unrecognized compensation cost related to all nonvested stock-based compensation awards, which is expected to be recognized over a weighted-average period of 1.72 years. The vesting of all nonvested stock-based compensation awards was accelerated in accordance with the terms of the Merger Agreement at the effective time of the closing of the Merger. When restricted stock and performance share unit awards become vested, the issuances are made from the Company's common stock shares.
Restricted Stock Units
The Company grants certain employees and non-employee directors restricted stock units, which entitle the holder to shares of common stock as the award vests. Compensation expense is recognized on a straight-line basis over the requisite service period of the award. The total fair value of restricted stock units vested during the years ended December 31, 2024, 2023 and 2022 was $17,710, $8,359 and $5,420, respectively. The following table represents the nonvested restricted stock units and their corresponding fair value (based upon the closing share price) at the date of grant:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	550,211	$36.96
Granted	134,682	$86.70
Vested	(303,936)	$35.52
Forfeited	(7,493)	$68.49
Nonvested at December 31, 2024	373,464	$55.43
Performance Share Units
The Company grants certain employees performance share unit awards, which entitle the holder to shares of common stock subject to the achievement of certain market and performance goals. Compensation expense is recognized over the service period of awards and adjusted for the probability of achievement of performance-based goals. The total fair value of performance share units vested during the years ended December 31, 2024, 2023 and 2022 was $1,090, $1,161 and $1,943, respectively. The following table represents the nonvested performance share units and their corresponding fair value (based upon the closing share price and/or Monte Carlo simulation) on the date of grant:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	39,412	$62.45
Granted	35,652	$83.77
Vested	(17,450)	$62.45
Forfeited	—	$—
Nonvested at December 31, 2024	57,614	$75.64

NOTE 19—SUPPLEMENTAL CASH FLOW INFORMATION:
The following are non-cash transactions that impact the investing and financing activities of the Company.
The Company entered into non-cash finance lease arrangements of $20,835, $1,842 and $24,844 during the years ended December 31, 2024, 2023 and 2022, respectively.
As of December 31, 2024, 2023 and 2022, the Company purchased goods and services related to capital projects in the amount of $14,690, $9,833 and $6,381, respectively, which are included in Accounts Payable, Other Accrued Liabilities and Other Noncurrent Liabilities on the Consolidated Balance Sheets.
The following table shows cash paid for interest and income taxes for the periods indicated.

	For the Years Ended December 31,
	2024	2023	2022
Cash Paid For:
Interest (net of amounts capitalized)	$23,790	$29,251	$50,844
Income taxes (net of refunds received)	$39,250	$111,304	$55,753
NOTE 20—CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS:
The Company has contractual relationships with certain coal exporters who distribute coal to international markets. For the years ended December 31, 2024, 2023 and 2022, approximately 60%, 66% and 53%, respectively, of the Company's coal revenues were derived from these exporters and other foreign customers. The Company uses the end usage point as the basis for attributing tons to individual countries. Because title to the Company's export shipments typically transfers to customers at a point that does not necessarily reflect the end usage point, the Company attributes export tons to the country with the end usage point, if known. India and China were each attributed greater than 10% of total revenue during the year ended December 31, 2024. India was attributed greater than 10% of total revenue during the year ended December 31, 2023. India and Europe were each attributed greater than 10% of total revenue during the year ended December 31, 2022. The Company also markets its thermal coal to electric power producers in the eastern United States. Coal revenues generated from electric power producers and other customers in the eastern United States were 40%, 34% and 47% for the years ended December 31, 2024, 2023 and 2022, respectively.
During the years ended December 31, 2024, 2023 and 2022, two customers each comprised over 10% of the Company's total sales, aggregating approximately 22%, 23% and 30%, respectively, of the Company's total sales. Additionally, two of the Company's customers each had outstanding balances in excess of 10% of the total trade receivable balance as of December 31, 2024. Three of the Company's customers had outstanding balances in excess of 10% of the total trade receivable balance as of December 31, 2023.
Concentration of credit risk is summarized below:

	December 31,
	2024	2023
Electric coal utilities	$30,162	$28,870
Coal exporters and industrial customers	69,630	85,080
Steel and coke producers	33,126	29,340
Other	5,097	4,788
Total Trade Receivables	138,015	148,078
Less: Allowance for credit losses	(1,265)	(466)
Total Trade Receivables, net	$136,750	$147,612

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
The Company did not seek cash flow hedge accounting treatment for its commodity derivative financial instruments and therefore, changes in fair value were reflected in earnings throughout the terms of those instruments. During the year ended December 31, 2022, the Company settled its commodity derivatives at a loss of $289,228. Additionally, during the year ended December 31, 2022, the Company recognized an adjustment to the fair value of its commodity derivatives of ($52,204). This settlement and fair value adjustment were included in Loss on Commodity Derivatives, net on the accompanying Consolidated Statements of Income.
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
Level One - Quoted prices for identical instruments in active markets. The Company's Level 1 assets include marketable securities.
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

The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2024			Fair Value Measurements at December 31, 2023
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
U.S Treasury Securities	$51,993	$—	$—	$81,932	$—	$—
Global Water Treatment Trust Fund	$12,054	$—	$—	$—	$—	$—
The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:
Long-term debt: The fair value of long-term debt is measured using unadjusted quoted market prices or estimated using discounted cash flow analyses. The discounted cash flow analyses are based on current market rates for instruments with similar cash flows.
The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	December 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt (Excluding Debt Issuance Costs)	$184,677	$199,052	$185,206	$199,591
Certain of the Company’s debt is actively traded on a public market and, as a result, constitutes Level 1 fair value measurements. The portion of the Company’s debt obligations that is not actively traded is valued through reference to the applicable underlying benchmark rate and, as a result, constitutes Level 2 fair value measurements.
NOTE 23—COMMITMENTS AND CONTINGENT LIABILITIES:
The Company is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes and other claims and actions arising out of the normal course of business. The Company accrues the estimated loss for these lawsuits and claims when the loss is probable and reasonably estimable. The Company's estimated accruals related to pending claims not discussed below, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of the Company as of December 31, 2024. It is possible that the aggregate loss in the future with respect to these lawsuits and claims could ultimately be material to the Company's financial position, results of operations or cash flows; however, such amounts cannot be reasonably estimated. The amount claimed against the Company as of December 31, 2024 is disclosed below when an amount is expressly stated in the lawsuit or claim, which is not often the case.
United Mine Workers of America 1992 Benefit Plan Litigation: In 2013, Murray Energy and its subsidiaries (“Murray”) entered into a stock purchase agreement (the “Murray sale agreement”) with the Company's former parent pursuant to which Murray acquired the stock of Consolidation Coal Company and certain subsidiaries and certain other assets and liabilities. At the time of sale, the liabilities included certain retiree medical liabilities under the Coal Industry Retiree Health Benefit Act of 1992 (“Coal Act”) and certain federal black lung liabilities under the Black Lung Benefits Act (“BLBA”). Based upon information available, the Company estimates that the annual servicing costs of these liabilities are approximately $10 million to $20 million per year for the next ten years. The annual servicing cost would decline each year since the beneficiaries of the Coal Act consist principally of miners who retired prior to 1994. Murray filed for Chapter 11 bankruptcy in October 2019. As part of the bankruptcy proceedings, Murray unilaterally entered into a settlement with the United Mine Workers of America 1992 Benefit Plan (the “1992 Benefit Plan”) to transfer retirees in the Murray Energy Section 9711 Plan to the 1992 Benefit Plan. This was approved by the bankruptcy court on April 30, 2020. On May 2, 2020, the 1992 Benefit Plan filed an action in the United States District Court for the District of Columbia asking the court to make a determination whether the Company's former parent or the Company has any continuing retiree medical liabilities under the Coal Act (the “1992 Plan Lawsuit”). The Murray sale agreement includes indemnification by Murray with respect to the Coal Act and BLBA liabilities. In addition, the Company had agreed to indemnify its former parent relative to certain pre-separation liabilities. As of September 16, 2020, the Company entered into a settlement agreement with Murray and withdrew its claims in bankruptcy. On September 11, 2020, the Defendants in the 1992 Plan Lawsuit filed a Motion to Dismiss Plaintiffs' Second Amended Complaint which was denied by the Court on March 29, 2022. The Company will continue to vigorously defend any claims that attempt to transfer any of such liabilities directly or indirectly to the Company, including raising all applicable defenses against the 1992 Benefit Plan’s suit. With respect to this lawsuit, while a loss is reasonably possible, it is not probable and, as a result, no accrual has been recorded.
United Mine Workers of America 1974 Pension Plan Litigation: On March 7, 2024, the Company's former parent filed a complaint (the “Indemnification Lawsuit”) in the Superior Court of the State of Delaware against the Company that stated that the Company's former parent had settled potential claims asserted by the United Mine Workers of America 1974 Pension Plan (“1974 Plan”) against the Company's former parent for a total settlement amount of $75,000 to be paid over a five-year period, in exchange for a full release by the 1974 Plan of the Company's former parent, the Company and their affiliates. In the Indemnification Lawsuit, the Company's former parent is seeking (i) indemnification from the Company under the 2017 Separation and Distribution Agreement between the Company and its former parent for the $75,000 settlement plus the Company's former parent's alleged legal expenses related to its settlement with the 1974 Plan, (ii) the costs and expenses the Company's former parent incurs in connection with the Indemnification Lawsuit, (iii) pre- and post-judgment interest, (iv) punitive damages and (v) any other relief the court deems just and proper. On May 9, 2024, the Company's former parent filed a Motion for Summary Judgment while the Company filed a brief in opposition of the motion on June 27, 2024, with briefing concluding on July 19, 2024. Oral arguments were held in the third quarter of 2024. On November 8, 2024, the Superior Court of the State of Delaware granted the Company's former parent's partial motion for summary judgment. In conjunction with this ruling, the Company established an accrual with respect to the Indemnification Lawsuit for $67,933, which amount is equal to the net present value of the payments over a five-year period in its Consolidated Income Statements. As of December 31, 2024, this transaction resulted in $10,000 of Other Accrued Liabilities and $43,574 of Other Noncurrent Liabilities included in the Consolidated Balance Sheets.
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
The following is a summary, as of December 31, 2024, of the financial guarantees, unconditional purchase obligations and letters of credit to certain third parties. Employee-related financial guarantees have primarily been provided to support the 1992 Benefit Plan and federal black lung and various state workers’ compensation self-insurance programs. Environmental financial guarantees have primarily been provided to support various performance bonds related to reclamation and other environmental issues. Other financial guarantees have been extended to support sales contracts, insurance policies, surety indemnity agreements, legal matters, full and timely payments of mining equipment leases, and various other items necessary in the normal course of business. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. Certain letters of credit included in the table below were issued against other commitments included in this table. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these commitments are recorded as liabilities in the financial statements. The Company's management believes that these commitments will not have a material adverse effect on the Company's financial condition.

	Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$47,430	$27,190	$20,240	$—	$—
Environmental	398	—	398	—	—
Other	131,181	26,935	104,246	—	—
Total Letters of Credit	$179,009	$54,125	$124,884	$—	$—
Surety Bonds:
Employee-Related	$80,210	$80,210	$—	$—	$—
Environmental	526,388	477,386	49,002	—	—
Other	4,421	4,421	—	—	—
Total Surety Bonds	$611,019	$562,017	$49,002	$—	$—
The Company regularly evaluates the likelihood of default for all guarantees based on an expected loss analysis and records the fair value, if any, of its guarantees as an obligation in the Consolidated Financial Statements.

NOTE 24—SEGMENT INFORMATION:
The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management to make decisions on and assess performance of the Company’s reportable segments. The Company presently consists of 2 reportable segments, the PAMC and the CONSOL Marine Terminal. The PAMC includes the Bailey Mine, the Enlow Fork Mine, the Harvey Mine and a centralized preparation plant. The PAMC segment’s principal activities include the mining, preparation and marketing of bituminous coal, sold primarily to industrial end-users, power generators and metallurgical end-users. The CONSOL Marine Terminal provides coal export terminal services through the Port of Baltimore. General and administrative costs are allocated to the Company’s segments based on a percentage of resources utilized, a percentage of total revenue and a percentage of total projected capital expenditures. The Company’s Other segment includes revenue and expenses from various corporate and diversified business activities that are not allocated to the PAMC or the CONSOL Marine Terminal segments. The diversified business activities currently include the Itmann Mining Complex, carbon products and materials businesses led by CONSOL Innovations LLC, the Greenfield Reserves and Resources, closed mine activities, other income, gain on asset sales related to non-core assets, and gain/loss on debt extinguishment. Additionally, interest expense and income taxes, as well as various other non-operated activities, none of which are individually significant to the Company, are also reflected in the Company's Other segment and are not allocated to the PAMC and CONSOL Marine Terminal segments.
On January 1, 2024, the Company adopted ASU 2023-07 Segment Reporting (Topic 280). This ASU requires that a public business entity: (1) disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss; (2) disclose, on an annual and interim basis, an amount for other segment items (which is the difference between segment revenue less the segment expenses disclosed as significant and each reported measure of segment profit or loss) by reportable segment and a description of its composition; (3) may report one or more additional measures of segment profit or loss if the CODM uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources; and (4) disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The prior period information included in the tables below has been recast to reflect the changes required by this ASU.
The Company’s CODM is the chief executive officer, who utilizes Adjusted EBITDA to monitor each segment. Adjusted EBITDA removes financial activity not related to ongoing operations, which allows for a review of more streamlined operating results. It is used by the CODM to review the budget versus actual results and to evaluate the operating performance of each segment. This review and evaluation is utilized by the CODM to determine the best allocation of resources across the segments and for other business purposes.

Reportable segment results for the year ended December 31, 2024 are:

	PAMC	CONSOL Marine Terminal	Other, Corporate and Eliminations	Consolidated
Total Revenue from Contracts with Customers	$1,949,593	$87,746	$127,067	$2,164,406
Cash Costs of Revenue	973,139	27,372	139,125
Freight Expense	266,393	—	7,633
Other Segment Items	61,049	2,977	31,230		(1)
Adjusted EBITDA	$649,012	$57,397	$(50,921)	$655,488
Segment Assets	$1,739,792	$88,146	$1,051,605	$2,879,543
Capital Expenditures	$149,021	$8,350	$20,617	$177,988
Reportable segment results for the year ended December 31, 2023 are:

	PAMC	CONSOL Marine Terminal	Other, Corporate and Eliminations	Consolidated
Total Revenue from Contracts with Customers	$2,302,958	$106,166	$97,511	$2,506,635
Cash Costs of Revenue	939,892	27,259	98,803
Freight Expense	278,348	—	15,755
Other Segment Items	65,557	(1,415)	34,748		(1)
Adjusted EBITDA	$1,019,161	$80,322	$(51,795)	$1,047,688
Segment Assets	$1,582,434	$83,322	$1,009,247	$2,675,003
Capital Expenditures	$144,550	$4,568	$18,673	$167,791
Reportable segment results for the year ended December 31, 2022 are:

	PAMC	CONSOL Marine Terminal	Other, Corporate and Eliminations	Consolidated
Total Revenue from Contracts with Customers	$2,151,494	$78,915	$49,609	$2,280,018
Settlements of Commodity Derivatives	289,228	—	—
Cash Costs of Revenue	834,405	24,758	41,807
Freight Expense	177,610	—	4,831
Other Segment Items	77,156	1,898	21,592		(1)
Adjusted EBITDA	$773,095	$52,259	$(18,621)	$806,733
Segment Assets	$1,756,368	$82,333	$865,676	$2,704,377
Capital Expenditures	$107,401	$4,646	$59,459	$171,506
(1) Other segment items include other non-operating income, general and administrative costs, and other non-operating expenses that are not part of each segment's ongoing operations.

For the years ended December 31, 2024, 2023 and 2022, the Company's reportable segments had revenues from the following customers, each comprising over 10% of the Company's total sales:

	For the Years Ended December 31,
	2024	2023	2022
Customer A	$240,990	$283,115	*
Customer B	$220,537	$286,041	*
Customer C	*	*	$368,502
Customer D	*	*	$328,994
* Revenues from these customers during the periods presented were less than 10% of the Company's total sales.
Reconciliation of Segment Information to Consolidated Amounts:
Revenue and Other Income:

	For the Years Ended December 31,
	2024	2023	2022
Total Segment Revenue from Contracts with Customers	$2,164,406	$2,506,635	$2,280,018
Loss on Commodity Derivatives, net	—	—	(237,024)
Other Income not Allocated to Segments	64,964	53,261	24,354
Gain on Sale of Assets	6,941	8,981	34,589
Total Consolidated Revenue and Other Income	$2,236,311	$2,568,877	$2,101,937
Adjusted EBITDA:

	For the Year Ended December 31, 2024
	PAMC	CONSOL Marine Terminal	Other	Consolidated
Pretax Income (Loss)	$463,283	$45,568	$(178,204)	$330,647
Interest Expense	—	6,071	16,121	22,192
Interest Income	(6,334)	—	(12,889)	(19,223)
Depreciation, Depletion and Amortization	182,876	5,237	35,413	223,526
Stock-Based Compensation	9,187	521	1,642	11,350
Merger-Related Expenses	—	—	19,280	19,280
1974 UMWA Pension Plan Litigation	—	—	67,933	67,933
Non-Qualified Pension Plan Curtailment Gain	—	—	(217)	(217)
Adjusted EBITDA	$649,012	$57,397	$(50,921)	$655,488

	For the Year Ended December 31, 2023
	PAMC	CONSOL Marine Terminal	Other	Consolidated
Pretax Income (Loss)	$810,234	$69,253	$(101,615)	$777,872
Interest Expense	—	6,097	23,228	29,325
Interest Income	(2,344)	—	(11,253)	(13,597)
Depreciation, Depletion and Amortization	202,833	4,671	33,813	241,317
Stock-Based Compensation	8,438	301	1,307	10,046
Loss on Debt Extinguishment	—	—	2,725	2,725
Adjusted EBITDA	$1,019,161	$80,322	$(51,795)	$1,047,688

	For the Year Ended December 31, 2022
	PAMC	CONSOL Marine Terminal	Other	Consolidated
Pretax Income (Loss)	$620,208	$41,223	$(92,994)	$568,437
Interest Expense	—	6,116	46,524	52,640
Interest Income	(1,857)	—	(4,174)	(6,031)
Depreciation, Depletion and Amortization	200,320	4,604	21,954	226,878
Stock-Based Compensation	6,628	316	946	7,890
Loss on Debt Extinguishment	—	—	5,623	5,623
Equity Affiliate Adjustments	—	—	3,500	3,500
Fair Value Adjustment of Commodity Derivative Instruments	(52,204)	—	—	(52,204)
Adjusted EBITDA	$773,095	$52,259	$(18,621)	$806,733
Enterprise-Wide Disclosures:
For the year ended December 31, 2024, India and the United States of America were each attributed greater than 30% of total revenue, and China was attributed greater than 10% of total revenue. For the year ended December 31, 2023, India and the United States of America were each attributed greater than 30% of total revenue. For the year ended December 31, 2022, more than 40% of the Company's revenue was attributable to customers based in the United States of America. India and Europe were each attributed greater than 10% of total revenue during the year ended December 31, 2022.
The Company's property, plant and equipment is predominantly located in the United States. At December 31, 2024 and 2023, less than 1% of the Company's net property, plant and equipment was located in Canada.

NOTE 25—SUBSEQUENT EVENTS:
On January 14, 2025, Core Natural Resources, Inc. (formerly known as CONSOL Energy Inc.), a Delaware corporation, completed its previously announced merger of equals transaction with Arch Resources, Inc., a Delaware corporation (“Arch”), pursuant to that certain Agreement and Plan of Merger, dated as of August 20, 2024 (the “Merger Agreement”), by and among the Company, Mountain Range Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Arch. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Arch (the “Merger”), with Arch continuing as the surviving corporation and as a wholly-owned subsidiary of the Company. In connection with the Merger, we issued 24.3 million shares of Company common stock, which represents approximately 45% of the issued and outstanding shares of Company common stock after giving effect to such issuance.
The Merger joins two proven leadership teams and operating platforms to establish a premier North American coal producer and exporter of high-quality, low-cost coals with offerings ranging from metallurgical to high calorific value thermal coals. With mining operations and terminal facilities across six states, the combined company owns 11 mines, including one of the largest, lowest cost and highest calorific value thermal coal mining complexes in North America and one of the largest, lowest cost and highest quality metallurgical coal mine portfolios in the United States. The combined company also has access to global markets via ownership interests in two export terminals on the U.S. Eastern seaboard, along with strategic connectivity to ports on the West Coast and Gulf of Mexico. The combined company expects to realize meaningful operating synergies through the optimization of support functions, greatly enhanced marketing opportunities and a significantly expanded logistics network, which will enhance the Company's ability to deliver coal reliably and efficiently to its global customers.
The accounting for the Merger is incomplete as of the filing date of this Annual Report on Form 10-K due to the limited time since the closing date. The Company will provide additional disclosures in future filings.
In connection with the Merger, on January 13, 2025, the Company purchased an aggregate principal amount of $98,075 of the outstanding (i) Solid Waste Disposal Facility Revenue Bonds (Arch Resources Project), Series 2020, and (ii) Solid Waste Disposal Facility Revenue Bonds (Arch Resources Project), Series 2021 (together, the “Arch Bonds”), which were issued by the West Virginia Economic Development Authority for the benefit of Arch. The Company also consented to the release of all liens, mortgages and security interests granted or purported to be granted pursuant to the security documents relating to the Arch Bonds and to the termination of all such security documents. The $98,075 of Arch Bonds purchased by the Company on January 13, 2025 constitute all of the outstanding Arch Bonds.
On January 14, 2025, and in connection with the Merger, the Company entered into an amendment to its existing Revolving Credit Facility. The amendment increases the available revolving commitments from $355 million to $600 million and extends the maturity date of the Revolving Credit Facility to April 30, 2029. The Revolving Credit Facility now includes participation from 22 banks, including nine new lenders, and 37% of the total commitments come from new lenders, while 63% are from existing lenders. Additionally, the Company reduced the annual interest rate by 75 bps while further enhancing financial flexibility.
On February 18, 2025, the Company's Board of Directors approved a new capital return framework that involves a mix of dividends and share repurchases. The repurchase program permits the repurchase, from time to time, of the Company's outstanding shares of common stock in an aggregate amount of up to $1 billion, subject to certain limitations in the Company's debt agreements.
On February 20, 2025, the Company announced a $0.10/share dividend in an aggregate amount of approximately $5.4 million, payable on March 17, 2025 to all stockholders of record as of March 3, 2025.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND     FINANCIAL DISCLOSURES
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure controls and procedures. The Company, under the supervision and with the participation of its management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2024 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management's Annual Report on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
The Company's internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our financial statements.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024.
Ernst & Young LLP, our independent registered public accounting firm that has audited the financial statements contained in this annual report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting, which is on page 125 of this annual report on Form 10-K.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Core Natural Resources, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Core Natural Resources, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Core Natural Resources, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 20, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 20, 2025

ITEM 9B.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
Our executive officers and directors may from time to time enter into plans or arrangements for the purchase or sale of our Common Stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Mine Safety - Reporting of Combustion-Related Activity at Underground Mine
On January 13, 2025, isolated combustion-related activity was reported at the Leer South mine, located in Barbour County, West Virginia. The Company temporarily sealed the Leer South mine's active longwall panel in order to extinguish isolated combustion-related activity there. The Company resumed development work with continuous miners in February 2025, and, based on collaborative, ongoing discussions with regulatory authorities, currently expects to resume longwall mining in mid-2025. The re-entry process will be multi-phased, beginning with the construction of ventilation controls followed by the resumption of continuous miner development.
Amendment to the Performance Incentive Plan
On February 18, 2025, the Performance Incentive Plan was amended to change the name of the plan to the Core Natural Resources, Inc. Equity Plan and to assume the shares of Arch common stock, par value $0.01, that were available for grant under the Arch Resources, Inc. 2016 Omnibus Incentive Plan, as amended from time to time, immediately prior to the consummation of the Merger (such shares, after appropriate adjustment to reflect the Merger, the “Remaining Arch Plan Shares”) so that the Remaining Arch Plan Shares are available for issuance under the Performance Incentive Plan in accordance with, and subject to the terms and conditions of, the New York Stock Exchange Listed Company Manual (including Rule 303A.08 thereof).
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference from the information under the captions “Proposal No. 1 - Election of Directors,” “Executive Officers,” “Beneficial Ownership of Securities” and “Board of Directors and Compensation Information - Board of Directors and its Committees” in the Company's Proxy Statement on Schedule 14A for its 2025 Annual Meeting of Stockholders (the “Proxy Statement”).
Code of Ethics
The Company has a written Code of Business Conduct and Ethics that applies to the Company's Chief Executive Officer (Principal Executive Officer), Chief Financial Officer and President (Principal Financial Officer), Chief Accounting Officer (Principal Accounting Officer) and others. The Code of Business Conduct and Ethics is available on the Company's website at www.corenaturalresources.com. Any amendments to, or waivers from, a provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer and that relates to any element of the code of ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on our website at www.corenaturalresources.com.
Insider Trading Policies and Procedures
The Company has adopted an Insider Trading Compliance Policy governing the purchase, sale and/or other disposition of our securities by the Company's directors, officers and employees, entities controlled by the Company's directors, officers and employees, and contractors, consultants and other persons designated by the Company, which we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. A copy of our Insider Trading Compliance Policy is filed with this Annual Report on Form 10-K as Exhibit 19.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the information under the captions “Board of Directors and Compensation Information - Director Compensation Table - 2024,” “Board of Directors and Compensation Information - Understanding Our Director Compensation Table” and “Executive Compensation Information” in the Proxy Statement.
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
The following documents are filed as part of this report:
Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Balance Sheets at December 31, 2024 and 2023
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022
Notes to the Audited Consolidated Financial Statements
Schedules:
None

Index to Exhibits

Exhibits	Description	Method of Filing
2.1	Separation and Distribution Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.1 to Form 8-K (File No. 001-38147) filed on December 4, 2017
2.2	Tax Matters Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.2 to Form 8-K (File No. 001-38147) filed on December 4, 2017
2.3	Employee Matters Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.3 to Form 8-K (File No. 001-38147) filed on December 4, 2017
2.4	Intellectual Property Matters Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.4 to Form 8-K (File No. 001-38147) filed on December 4, 2017
2.5***	Agreement and Plan of Merger, dated as of October 22, 2020, by and among CONSOL Energy Inc., Transformer LP Holdings Inc., Transformer Merger Sub LLC, CONSOL Coal Resources LP and CONSOL Coal Resources GP LLC	Filed as Exhibit 2.1 to Form 8-K (File No. 001-38147) filed on October 23, 2020
2.6	Agreement and Plan of Merger, dated August 20, 2024, among CONSOL Energy Inc., Mountain Range Merger Sub Inc. and Arch Resources, Inc.#	Filed as Exhibit 2.1 to Form 8-K (File No. 001-38147) filed on August 21, 2024
2.7	Debtors' Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code	Filed as Exhibit 2.1 to Arch Resources' Form 8-K (File No. 001-13105) filed on September 15, 2016
2.8	Order Confirming Debtors' Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code on September 13, 2016	Filed as Exhibit 2.2 to Arch Resources' Form 8-K (File No. 001-13105) filed on September 15, 2016
3.1	Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to Form 8-K (File No. 001-38147) filed on December 4, 2017
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to Form 8-K (File No. 001-38147) filed on May 8, 2020
3.3	Second Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to Form 8-K (File No. 001-38147) filed on May 6, 2024
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to Form 8-K (File No. 001-38147) filed on January 15, 2025
3.5	Fourth Amended and Restated Bylaws of the Company	Filed as Exhibit 3.2 to Form 8-K (File No. 001-38147) filed on January 15, 2025
4.1	Indenture dated as of November 13, 2017 by and between CONSOL Energy Inc. (formerly known as CONSOL Mining Corporation) and UMB Bank, N.A., as Trustee and Collateral Trustee (including form of supplemental indenture on subsidiary guarantors).	Filed as Exhibit 4.1 to Form 8-K (File No. 001-38147) filed on November 15, 2017
4.2	Description of Capital Stock	Filed herewith
4.3	Indenture, dated as of April 1, 2021, among CONSOL Energy Inc., the subsidiary guarantors party thereto and Wilmington Trust, N.A., as trustee	Filed as Exhibit 4.1 to Form 8-K (File No. 001-38147) filed on April 19, 2021

4.4	Loan Agreement, dated as of April 1, 2021, between the Pennsylvania Economic Development Financing Authority and the Company	Filed as Exhibit 4.2 to Form 8-K (File No. 001-38147) filed on April 19, 2021
4.5	Guaranty Agreement, dated as of April 1, 2021, among the subsidiary guarantors of CONSOL Energy Inc. and Wilmington Trust, N.A., as trustee	Filed as Exhibit 4.3 to Form 8-K (File No. 001-38147) filed on April 19, 2021
10.1	Transition Services Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.2	CNX Resources Corporation to CONSOL Energy Inc. Trademark License Agreement dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 10.2 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.3	CONSOL Energy Inc. to CNX Resources Corporation Trademark License Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 10.3 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.4	First Amendment to Contract Agency Agreement, dated as of November 28, 2017, by and among CONSOL Energy Sales Company, CONSOL Thermal Holdings LLC (formerly known as CNX Thermal Holdings LLC) and the other parties thereto	Filed as Exhibit 10.5 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.5	First Amendment to Water Supply and Services Agreement, dated as of November 28, 2017 by and between CNX Water Assets LLC and CONSOL Thermal Holdings LLC (formerly known as CNX Thermal Holdings LLC)	Filed as Exhibit 10.6 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.6	Second Amendment to the Pennsylvania Mine Complex Operating Agreement, dated as of November 28, 2017, by and among CONSOL Pennsylvania Coal Company LLC, Conrhein Coal Company, CONSOL Thermal Holdings LLC and CONSOL Coal Resources LP	Filed as Exhibit 10.7 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.7	Credit Agreement, dated as of November 28, 2017, by and among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the other Secured Parties referred to therein#	Filed as Exhibit 10.8 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.8	Amendment No. 1, dated as of March 28, 2019, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on April 3, 2019
10.9	Amendment No. 2, dated as of June 5, 2020, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on June 11, 2020

10.10	Amendment No. 3, dated as of March 29, 2021, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on March 31, 2021
10.11	Amendment No. 4, dated as of July 18, 2022, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on July 25, 2022
10.12	Amendment No. 5, dated as of June 12, 2023, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on June 13, 2023
10.13	Amendment No. 6, dated as of January 14, 2025, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on January 15, 2025
10.14	CONSOL Energy Inc. Omnibus Performance Incentive Plan*	Filed as Exhibit 4.3 to Form S-8 (File No. 333-221727) filed on November 22, 2017
10.15	Purchase and Sale Agreement, dated as of November 30, 2017, by and among CONSOL Marine Terminals LLC, CONSOL Pennsylvania Coal Company LLC and CONSOL Funding LLC	Filed as Exhibit 10.11 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.16	Sub-Originator Sale Agreement, dated as of November 30, 2017, by and between CONSOL Thermal Holdings LLC and CONSOL Pennsylvania Coal Company LLC	Filed as Exhibit 10.12 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.17	Receivables Financing Agreement, dated as of November 30, 2017, by and among CONSOL Funding LLC, CONSOL Pennsylvania Coal Company LLC, PNC Bank, N.A., PNC Capital Markets, LLC and certain lenders from time to time party thereto	Filed as Exhibit 10.13 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.18	First Amendment to Receivables Financing Agreement dated as of May 29, 2018	Filed as Exhibit 10.13 to Form 10-K (File No. 001-38147) filed on February 12, 2021
10.19	Second Amendment to Receivables Financing Agreement dated as of June 26, 2018	Filed as Exhibit 10.14 to Form 10-K (File No. 001-38147) filed on February 12, 2021
10.20	Third Amendment to Receivables Financing Agreement dated as of July 19, 2018	Filed as Exhibit 10.15 to Form 10-K (File No. 001-38147) filed on February 12, 2021

10.21	Fourth Amendment to Receivables Financing Agreement dated as of August 30, 2018	Filed as Exhibit 10.16 to Form 10-K (File No. 001-38147) filed on February 12, 2021
10.22	Fifth Amendment to Receivables Financing Agreement dated as of March 27, 2020**	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on May 11, 2020
10.23	Sixth Amendment to Receivables Financing Agreement dated as of June 22, 2022**	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on August 4, 2022
10.24	Seventh Amendment to Receivables Financing Agreement dated as of July 29, 2022**	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on August 4, 2022
10.25	Third Amended and Restated Receivables Purchase Agreement, dated October 5, 2016, among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as initial servicer, PNC Bank, National Association as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers	Filed as Exhibit 10.2 of Arch Resources' Form 8-K (File No. 001-13105) filed on October 11, 2016
10.26	First Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of April 27, 2017, among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC Bank, National Association as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers	Filed as Exhibit 10.2 of Arch Resources' Form 8-K (File No. 001-13105) filed on May 2, 2017
10.27	Second Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of August 27, 2018, among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC Bank, National Association as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers	Filed as Exhibit 10.7 of Arch Resources' Form 10-Q (File No. 001-13105) for the period ended September 30, 2018 filed on October 23, 2018
10.28	Third Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of May 14, 2019, among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC Bank, National Association as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers	Filed as Exhibit 10.9 of Arch Resources' Form 10-Q (File No. 001-13105) for the period ended June 30, 2019 filed on July 24, 2019
10.29	Fourth Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of September 30, 2020, among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC Bank, National Association as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers	Filed as Exhibit 10.12 of Arch Resources' Form 10-Q (File No. 001-13105) for the period ended September 30, 2020 filed on October 23, 2020
10.30	Fifth Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of December 4, 2020, among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC Bank, National Association as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers	Filed as Exhibit 10.13 of Arch Resources' Form 10-Q (File No. 001-13105) for the period ended March 31, 2021 filed on April 22, 2021
10.31	Sixth Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of October 8, 2021, among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC Bank, National Association as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers	Filed as Exhibit 10.15 of Arch Resources' Form 10-Q (File No. 001-13105) for the period ended September 30, 2021 filed on October 26, 2021

10.32	Seventh Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of August 3, 2022, among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC Bank, National Association as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers	Filed as Exhibit 10.17 of Arch Resources' Form 10-Q (File No. 001-13105) for the period ended September 30, 2022 filed on October 27, 2022
10.33	Eighth Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of February 8, 2024, among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC Bank, National Association as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers	Filed as Exhibit 10.17 of Arch Resources' Form 10-K (File No. 001-13105) for the year ended December 31, 2023 filed on February 15, 2024
10.34	Ninth Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of January 15, 2025, among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC Bank, National Association as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers	Filed as Exhibit 10.2 to Form 8-K (File No. 001-38147) filed on January 15, 2025
10.35	Second Amended and Restated Purchase and Sale Agreement among Arch Resources, Inc. and certain subsidiaries of Arch Resources, Inc., as originators	Filed as Exhibit 10.3 of Arch Resources' Form 8-K (File No. 001-13105) filed on October 11, 2016
10.36	First Amendment to the Second Amended and Restated Purchase and Sale Agreement, dated as of December 21, 2016, among Arch Resources, Inc. and certain subsidiaries of Arch Resources, Inc., as originators	Filed as Exhibit 10.7 of Arch Resources' Form 10-Q (File No. 001-13105) for the period ended September 30, 2017 filed on October 31, 2017
10.37	Second Amendment to the Second Amended and Restated Purchase and Sale Agreement, dated as of April 27, 2017, among Arch Resources, Inc. and certain subsidiaries of Arch Resources, Inc., as originators	Filed as Exhibit 10.3 of Arch Resources' Form 8-K (File No. 001-13105) filed on May 2, 2017
10.38	Third Amendment to the Second Amended and Restated Purchase and Sale Agreement, dated as of September 14, 2017, among Arch Resources, Inc. and certain subsidiaries of Arch Resources, Inc., as originators	Filed as Exhibit 10.16 of Arch Resources' Form 10-K (File No. 001-13105) for the year ended December 31, 2020 filed on February 12, 2021
10.39	Fourth Amendment to the Second Amended and Restated Purchase and Sale Agreement, dated as of December 13, 2019, among Arch Resources, Inc. and certain subsidiaries of Arch Resources, Inc., as originators	Filed as Exhibit 10.17 of Arch Resources' Form 10-K (File No. 001-13105) for the year ended December 31, 2020 filed on February 12, 2021
10.40	Fifth Amendment and Waiver to the Second Amended and Restated Purchase and Sale Agreement, dated as of June 17, 2020, among Arch Resources, Inc. and certain subsidiaries of Arch Resources, Inc., as originators	Filed as Exhibit 10.18 of Arch Resources' Form 10-K (File No. 001-13105) for the year ended December 31, 2020 filed on February 12, 2021
10.41	Sixth Amendment to the Second Amended and Restated Purchase and Sale Agreement, dated as of December 31, 2020, among Arch Resources, Inc. and certain subsidiaries of Arch Resources, Inc., as originators	Filed as Exhibit 10.19 of Arch Resources' Form 10-K (File No. 001-13105) for the year ended December 31, 2020 filed on February 12, 2021
10.42	Seventh Amendment to the Second Amended and Restated Purchase and Sale Agreement, dated as of March 13, 2023, among Arch Resources, Inc. and certain subsidiaries of Arch Resources, Inc., as originators	Filed as Exhibit 10.25 of Arch Resources' Form 10-Q (File No. 001-13105) for the period ended March 31, 2023 filed on April 27, 2023

10.43	Second Amended and Restated Sale and Contribution Agreement between Arch Resources, Inc., as the transferor, and Arch Receivable Company, LLC	Filed as Exhibit 10.4 of Arch Resources' Form 8-K (File No. 001-13105) filed on October 11, 2016
10.44	First Amendment to the Second Amended and Restated Sale and Contribution Agreement, dated as of April 27, 2017, between Arch Resources, Inc., as the transferor, and Arch Receivable Company, LLC	Filed as Exhibit 10.4 of Arch Resources' Form 8-K (File No. 001-13105) filed on May 2, 2017
10.45	Second Amendment and Restatement of Master Cooperation and Safety Agreement by and among CONSOL Energy Inc., CNX Gas Company LLC, CNX Resources Holdings LLC and certain other parties thereto	Filed as Exhibit 10.5 to Form 10-12B/A (File No. 001-38147) filed on October 27, 2017
10.46	Coal Lease Agreement dated as of March 31, 1992, among Allegheny Land Company, as lessee, and UAC and Phoenix Coal Corporation, as lessors, and related guarantee	Filed by Ashland Coal, Inc. on Form 8-K on April 6, 1992
10.47	Federal Coal Lease dated as of January 24, 1996 between the U.S. Department of the Interior and the Thunder Basin Coal Company	Filed as Exhibit 10.20 to Arch Resources' Form 10-K (File No. 001-13105) for the year ended December 31, 1998 filed on March 2, 1999
10.48	Federal Coal Lease dated as of November 1, 1967 between the U.S. Department of the Interior and the Thunder Basin Coal Company	Filed as Exhibit 10.21 to Arch Resources' Form 10-K (File No. 001-13105) for the year ended December 31, 1998 filed on March 2, 1999
10.49	Federal Coal Lease effective as of June 9, 1995 between the U.S. Department of the Interior and Mountain Coal Company	Filed as Exhibit 10.22 to Arch Resources' Form 10-K (File No. 001-13105) for the year ended December 31, 1998 filed on March 2, 1999
10.50	Federal Coal Lease dated as of January 1, 1999 between the U.S. Department of the Interior and Ark Land Company	Filed as Exhibit 10.23 to Arch Resources' Form 10-K (File No. 001-13105) for the year ended December 31, 1998 filed on March 2, 1999
10.51	Federal Coal Lease effective as of March 1, 2005 by and between the United States of America and Arch Land LT, Inc. covering the tract of land known as “Little Thunder” in Campbell County, Wyoming	Filed as Exhibit 99.1 to Arch Resources' Form 8-K (File No. 001-13105) filed on February 10, 2005
10.52	Modified Coal Lease (WYW71692) executed January 1, 2003 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Rochelle” in Campbell County, Wyoming	Filed as Exhibit 10.24 to Arch Resources' Form 10-K (File No. 001-13105) for the year ended December 31, 2004 filed on March 11, 2005
10.53	Coal Lease (WYW127221) executed January 1, 1998 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Roundup” in Campbell County, Wyoming	Filed as Exhibit 10.25 to Arch Resources' Form 10-K (File No. 001-13105) for the year ended December 31, 2004 filed on March 11, 2005
10.54	CONSOL Energy Inc. Deferred Compensation Plan for Non-Employee Directors*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on November 1, 2018
10.55	Employment Agreement of James A. Brock*	Filed as Exhibit 10.1 to Form 10-Q (File No. 001-38147) filed on May 3, 2018

10.56	Change in Control Severance Agreement for Martha A. Wiegand*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.57	Change in Control Severance Agreement for Kurt Salvatori*	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.58	Change in Control Severance Agreement for John Rothka*	Filed as Exhibit 10.6 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.59	Form of Employment Agreement for Executive Officers of Arch Resources, Inc. and assumed by Core Natural Resources, Inc.*	Filed as Exhibit 10.4 of Arch Resources' Form 10-K (File No. 001-13105) for the year ended December 31, 2011 filed on February 29, 2012
10.60	Form Notice of Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.7 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.61	Form Notice of Performance-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.8 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.62	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Spin Recognition (Non-Employee Director)*	Filed as Exhibit 10.9 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.63	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Spin Recognition*	Filed as Exhibit 10.10 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.64	Form Notice of Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on May 8, 2019
10.65	Form Notice of Performance-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on May 8, 2019
10.66	Change in Control Severance Agreement for Mitesh Thakkar*	Filed as Exhibit 10.30 to Form 10-K (File No. 001-38147) filed on February 11, 2022
10.67	Form of Notice of Restricted Stock Unit Award Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on May 11, 2020
10.68	Form of Notice of Performance-Based Restricted Stock Unit Award Terms and Conditions for James A. Brock*#	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on May 11, 2020
10.69	Form of Notice of Performance-Based Cash Award*#	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on May 11, 2020
10.70	CONSOL Energy Inc. 2020 Amended and Restated Omnibus Performance Incentive Plan*	Filed as Exhibit 4.4 to Registration Statement on Form S-8 (file No. 333-238173) filed on May 11, 2020
10.71	Form of Notice of Restricted Stock Unit Award Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on August 10, 2020
10.72	Form Notice of Performance-based Cash Award and Terms and Conditions*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on May 4, 2021

10.73	Form Notice of Performance-based Market Share Units and Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on May 4, 2021
10.74	Form of Notice of Restricted Stock Unit Award Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.1 to Form 10-Q (File No. 001-38147) filed on August 3, 2021
10.75	Support Agreement, dated as of October 22, 2020, by and among CONSOL Energy Inc. and CONSOL Coal Resources LP	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on October 23, 2020
10.76	Amendment to CONSOL Energy Inc. 2020 Amended and Restated Omnibus Performance Incentive Plan, effective as of December 30, 2020 (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 filed on December 31, 2020)	Filed as Exhibit 4.5 to Form S-8 (File No. 001-38147) filed on December 31, 2020
10.77	First Amendment to Employment Agreement of James A. Brock*	Filed as Exhibit 10.45 to Form 10-K (File No. 001-38147) filed on February 12, 2021
10.78	Second Amendment to Employment Agreement of James A. Brock*	Filed as Exhibit 10.44 to Form 10-K (File No. 001-38147) filed on February 11, 2022
10.79	Form of Notice of Restricted Stock Unit Award Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on August 4, 2022
10.80	Form Notice of Performance Based Cash Award and Terms and Conditions*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on May 3, 2022
10.81	Form Notice of Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on May 3, 2022
10.82	2022 Executive Short-Term Incentive Program Terms and Conditions*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on May 3, 2022
10.83	Third Amendment to Employment Agreement of James A. Brock*	Filed as Exhibit 10.52 to Form 10-K (File No. 001-38147) filed on February 10, 2023
10.84	Change in Control Severance Agreement for Mitesh Thakkar*	Filed as Exhibit 10.53 to Form 10-K (File No. 001-38147) filed on February 10, 2023
10.85	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on August 8, 2023
10.86	Form Notice of Performance-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on August 8, 2023
10.87	Form Notice of Service-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on August 8, 2023
10.88	2023 Executive Short-Term Incentive Program Terms and Conditions*	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on August 8, 2023
10.89	Form Notice of Performance-based Restricted Stock Unit Award Terms and Conditions*	Filed as Exhibit 10.1 to Form 10-Q (File No. 001-38147) filed on May 7, 2024

10.90	Form Notice of Service-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on May 7, 2024
10.91	2024 Executive Short-Term Incentive Program Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on May 7, 2024
10.92	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.1 to Form 10-Q (File No. 001-38147) filed on August 8, 2024
10.93	Waiver, Acknowledgement and Amendment, dated August 20, 2024, by and between CONSOL Energy Inc. and James A. Brock	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on August 21, 2024
10.94	Separation of Employment and General Release Agreement, by and between the Company and Martha A. Wiegand	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on November 12, 2024
10.95	Form of Indemnification and Advancement Agreement	Filed as Exhibit 10.3 to Form 8-K (File No. 001-38147) filed on January 15, 2025
19	Core Natural Resources, Inc. Insider Trading Policy	Filed herewith
21	Subsidiaries of Core Natural Resources, Inc.	Filed herewith
23.1	Consent of Ernst & Young LLP	Filed herewith
23.2	Consent of The John T. Boyd Company	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
95	Mine Safety Disclosure	Filed herewith
96.1	Technical Report Summary, Coal Resources and Coal Reserves, Pennsylvania Mining Complex, Pennsylvania and West Virginia	Filed herewith
96.2	Technical Report Summary, Coal Resources and Coal Reserves, Itmann Mining Complex, Wyoming and McDowell Counties, West Virginia	Filed as Exhibit 96.2 to Form 10-K (File No. 001-38147) filed on February 10, 2023
96.3	Technical Report Summary, Coal Resources, Mason Dixon and River Mine Properties, Greene County, Pennsylvania, Marshall, Monongalia, and Wetzel Counties, West Virginia	Filed as Exhibit 96.3 to Form 10-K (File No. 001-38147) filed on February 11, 2022
97	Core Natural Resources, Inc. Compensation Recoupment Policy	Filed herewith
101	Interactive Data File (Form 10-K for the year ended December 31, 2024, furnished in Inline XBRL)	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith
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

# Schedules and attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the Securities and Exchange Commission.
Supplemental Information
No annual report or proxy material has been sent to shareholders of the Company at the time of filing of this Form 10-K. An annual report will be sent to shareholders and to the commission subsequent to the filing of this Form 10-K.
In accordance with Item 601(b)(32)(ii), Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 20th day of February, 2025.

CORE NATURAL RESOURCES, INC.

By:	/s/ PAUL A. LANG
Paul A. Lang
Director, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ MITESHKUMAR B. THAKKAR
Miteshkumar B. Thakkar
Chief Financial Officer and President
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 20th day of February, 2025, by the following persons on behalf of the registrant in the capacities indicated:

Signature	Title

/s/ PAUL A. LANG	Director, Chief Executive Officer
Paul A. Lang	(Principal Executive Officer)

/s/ MITESHKUMAR B. THAKKAR	Chief Financial Officer and President
Miteshkumar B. Thakkar	(Principal Financial Officer)

/s/ JOHN M. ROTHKA	Chief Accounting Officer
John M. Rothka	(Principal Accounting Officer)

/s/ JAMES A. BROCK	Director and Executive Chair of the Board of Directors
James A. Brock

/s/ RICHARD A. NAVARRE	Lead Independent Director
Richard A. Navarre

/s/ VALLI PERERA	Director
Valli Perera

/s/ JOSEPH P. PLATT	Director
Joseph P. Platt

/s/ CASSANDRA PAN	Director
Cassandra Pan

/s/ PATRICK A. KRIEGSHAUSER	Director
Patrick A. Kriegshauser

/s/ HOLLY KELLER KOEPPEL	Director
Holly Keller Koeppel