Form 10-Q
period 2025-03-31
Core Natural Resources, Inc.
filed 2025-05-08
CIK 1710366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number: 001-38147

Core Natural Resources, Inc.
(Exact name of registrant as specified in its charter)

Delaware	82-1954058
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
275 Technology Drive Suite 101
Canonsburg, PA 15317-9565
(724) 416-8300
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	CNR	New York Stock Exchange
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Core Natural Resources, Inc. had 52,660,076 shares of common stock, $0.01 par value, outstanding at April 30, 2025.

Explanatory Note
On January 14, 2025, Core Natural Resources, Inc. (formerly known as CONSOL Energy Inc.), a Delaware corporation (the “Company”), completed its previously announced all-stock merger of equals transaction (the “Merger”) with Arch Resources, Inc., a Delaware corporation (“Arch”), pursuant to that certain Agreement and Plan of Merger, dated as of August 20, 2024 (the “Merger Agreement”), by and among the Company, Mountain Range Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Arch. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Arch, with Arch continuing as the surviving corporation and as a wholly-owned subsidiary of the Company. Additionally, pursuant to the Merger Agreement, the Company was renamed “Core Natural Resources, Inc.” and began trading under the ticker symbol “CNR” on January 15, 2025.
Important Definitions Referenced in this Quarterly Report on Form 10-Q
•“Core Natural Resources,” “Core,” “we,” “our,” “us,” “our Company” and “the Company” refer to Core Natural Resources, Inc. (formerly known as CONSOL Energy Inc. before the effective time of the Merger) and its subsidiaries;
•“Arch” refers to Arch Resources, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company following the Merger;
•“Baltimore Marine Terminal” refers to the Company's terminal operations located in the Port of Baltimore, Maryland;
•“Beckley” refers to the Company's low-vol metallurgical mining complex located in Raleigh County, West Virginia;
•“Black Thunder” refers to the Company's sub-bituminous thermal surface mining complex located in Campbell County, Wyoming;
•“Coal Creek” refers to the Company's sub-bituminous thermal surface mining complex located in Campbell County, Wyoming;
•“Dominion Terminal” refers to the ground storage-to-vessel coal transloading facility in Newport News, Virginia operated by Dominion Terminal Associates LLP (“DTA”), a limited liability partnership, in which the Company owns a 35% interest;
•“former parent” refers to CNX Resources Corporation and its consolidated subsidiaries;
•“Greenfield Reserves and Resources” refers to those undeveloped reserves and resources owned by the Company in the Northern Appalachian, Central Appalachian and Illinois basins that are not associated with active mining complexes;
•“Itmann” refers to the Company's low-vol metallurgical mining complex located in Wyoming County, West Virginia;
•“Leer” refers to the Company's high-vol metallurgical mining complex located in Taylor County, West Virginia;
•“Leer South” refers to the Company's high-vol metallurgical mining complex located in Barbour County, West Virginia;
•“Merger” refers to the Company's all-stock merger of equals transaction with Arch that closed on January 14, 2025;
•“Merger Agreement” refers to the Agreement and Plan of Merger, dated as of August 20, 2024, by and among the Company, Mountain Range Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Company, and Arch;
•“Mountain Laurel” refers to the Company's high-vol metallurgical mining complex located in Logan County and Boone County, West Virginia;
•“Pennsylvania Mining Complex” or “PAMC” refers to the Company's Bailey, Enlow Fork and Harvey high calorific value thermal coal mines, the Central Preparation Plant, located in southwestern Pennsylvania and northern West Virginia; and
•“West Elk” refers to the Company's high calorific value thermal mining complex located in Gunnison County, Colorado.

PART I : FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CORE NATURAL RESOURCES, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues	$1,017,406	$546,689

Costs and Expenses:
Cost of Sales (exclusive of items shown separately below)	870,296	354,040
Depreciation, Depletion and Amortization	121,556	56,997
General and Administrative Costs	40,141	20,633
Merger-Related Expenses	49,182	—
Other Operating Income, net	(9,859)	(9,020)
	1,071,316	422,650

(Loss) Income from Operations	(53,910)	124,039

Interest Expense	(8,019)	(5,406)
Interest Income	6,318	4,502
Loss on Debt Extinguishment	(11,680)	—
Non-Service Related Pension and Postretirement Benefit Costs	(6,202)	(4,401)

(Loss) Earnings Before Income Tax	(73,493)	118,734
Income Tax (Benefit) Expense	(4,216)	16,843
Net (Loss) Income	$(69,277)	$101,891

(Loss) Earnings per Share:
Total Basic (Loss) Earnings per Share	$(1.38)	$3.40
Total Dilutive (Loss) Earnings per Share	$(1.38)	$3.39

Dividends Declared per Common Share	$0.10	$—
The accompanying notes are an integral part of these consolidated financial statements.

CORE NATURAL RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net (Loss) Income	$(69,277)	$101,891

Other Comprehensive Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: ($109), ($111))	378	385
Unrealized Loss on Investments in Available-for-Sale Securities (Net of tax: $72, $36)	(301)	(126)
Other Comprehensive Income	77	259

Comprehensive (Loss) Income	$(69,200)	$102,150
The accompanying notes are an integral part of these consolidated financial statements.

CORE NATURAL RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	(Unaudited)
	March 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and Cash Equivalents	$388,493	$408,240
Short-Term Investments	—	51,993
Accounts and Notes Receivable
Trade Receivables, net	400,826	136,750
Other Receivables, net	26,936	25,900
Inventories	388,005	96,201
Other Current Assets	128,407	66,874
Total Current Assets	1,332,667	785,958
Total Property, Plant and Equipment—Net	4,519,458	1,921,699
Other Assets:
Funds for Asset Retirement Obligations	163,330	12,054
Salary Retirement	43,177	41,938
Other Noncurrent Assets, net	193,314	117,894
Total Other Assets	399,821	171,886
TOTAL ASSETS	$6,251,946	$2,879,543
The accompanying notes are an integral part of these consolidated financial statements.

CORE NATURAL RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	(Unaudited)
	March 31, 2025	December 31, 2024
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$298,749	$143,635
Current Portion of Long-Term Debt	37,357	112,865
Other Accrued Liabilities	367,756	262,184
Total Current Liabilities	703,862	518,684
Long-Term Debt:
Long-Term Debt	313,272	79,524
Finance Lease Obligations	16,499	15,270
Total Long-Term Debt	329,771	94,794
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	213,090	176,251
Pneumoconiosis Benefits	256,249	145,489
Asset Retirement Obligations	463,410	212,178
Workers’ Compensation	72,768	36,051
Salary Retirement	20,797	20,073
Deferred Income Taxes	211,194	49,214
Other Noncurrent Liabilities	85,031	58,562
Total Deferred Credits and Other Liabilities	1,322,539	697,818
TOTAL LIABILITIES	2,356,172	1,311,296

Stockholders' Equity:
Common Stock, $0.01 Par Value; 125,000,000 Shares Authorized, 52,639,428 Shares Issued and Outstanding at March 31, 2025; 62,500,000 Shares Authorized, 29,407,830 Shares Issued and Outstanding at December 31, 2024	526	294
Capital in Excess of Par Value	3,018,264	540,412
Retained Earnings	1,011,480	1,162,114
Accumulated Other Comprehensive Loss	(134,496)	(134,573)
TOTAL EQUITY	3,895,774	1,568,247
TOTAL LIABILITIES AND EQUITY	$6,251,946	$2,879,543
The accompanying notes are an integral part of these consolidated financial statements.

CORE NATURAL RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands, except share and per share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
December 31, 2024	$294	$540,412	$1,162,114	$(134,573)	$1,568,247
(Unaudited)
Net Loss	—	—	(69,277)	—	(69,277)
Actuarially Determined Long-Term Liability Adjustments (Net of ($109) Tax)	—	—	—	378	378
Investments in Available-for-Sale Securities (Net of $72 Tax)	—	—	—	(301)	(301)
Comprehensive (Loss) Income	—	—	(69,277)	77	(69,200)
Issuance of Common Stock	3	(3)	—	—	—
Merger with Arch Resources, Inc.	243	2,481,125	—	—	2,481,368
Repurchases of Common Stock (1,377,294 Shares)	(14)	(25,296)	(75,949)	—	(101,259)
Employee Stock-Based Compensation	—	36,094	—	—	36,094
Shares Withheld for Taxes	—	(14,068)	—	—	(14,068)
Dividends on Common Shares ($0.10/share)	—	—	(5,364)	—	(5,364)
Dividend Equivalents Earned on Stock-Based Compensation Awards	—	—	(44)	—	(44)
March 31, 2025	$526	$3,018,264	$1,011,480	$(134,496)	$3,895,774

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
December 31, 2023	$299	$547,861	$944,342	$(149,060)	$1,343,442
(Unaudited)
Net Income	—	—	101,891	—	101,891
Actuarially Determined Long-Term Liability Adjustments (Net of ($111) Tax)	—	—	—	385	385
Investments in Available-for-Sale Securities (Net of $36 Tax)	—	—	—	(126)	(126)
Comprehensive Income	—	—	101,891	259	102,150
Issuance of Common Stock	1	(1)	—	—	—
Repurchases of Common Stock (615,288 Shares)	(6)	(11,264)	(44,611)	—	(55,881)
Excise Tax on Repurchases of Common Stock	—	—	(471)	—	(471)
Employee Stock-Based Compensation	—	5,118	11	—	5,129
Shares Withheld for Taxes	—	(5,551)	—	—	(5,551)
March 31, 2024	$294	$536,163	$1,001,162	$(148,801)	$1,388,818
The accompanying notes are an integral part of these consolidated financial statements.

CORE NATURAL RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net (Loss) Income	$(69,277)	$101,891
Adjustments to Reconcile Net (Loss) Income to Net Cash (Used in) Provided by Operating Activities:
Depreciation, Depletion and Amortization	121,556	56,997
Gain on Sale of Assets	(5,817)	(6,077)
Stock-Based Compensation	36,094	5,118
Amortization of Debt Issuance Costs	1,175	937
Loss on Debt Extinguishment	11,680	—
Deferred Income Taxes	(4,193)	74
Other Adjustments to Net (Loss) Income	1,876	(776)
Changes in Operating Assets:
Accounts and Notes Receivable	(94,369)	(19,618)
Inventories	15,382	(21,336)
Other Current Assets	(21,998)	2,414
Changes in Other Assets	21,774	(1,382)
Changes in Operating Liabilities:
Accounts Payable	(54,048)	3,180
Other Operating Liabilities	(35,227)	(26,065)
Payments on Asset Retirement Obligations	(6,182)	(5,806)
Changes in Other Liabilities	(28,064)	(12,067)
Net Cash (Used in) Provided by Operating Activities	(109,638)	77,484
Cash Flows from Investing Activities:
Capital Expenditures	(64,822)	(42,352)
Proceeds from Sales of Assets	6,003	6,191
Proceeds from Sales of Short-Term Investments	80,165	15,543
Purchases of Short-Term Investments	(4,802)	(15,331)
Net Cash and Restricted Cash Acquired from Merger	368,726	—
Purchase of Arch Tax-Exempt Bonds	(98,225)	—
Other Investing Activity	(4,034)	(348)
Net Cash Provided by (Used in) Investing Activities	283,011	(36,297)
Cash Flows from Financing Activities:
Payments on Finance Lease Obligations	(2,795)	(3,410)
Proceeds from Long-Term Debt	114,439	—
Payments on Other Debt	(10,831)	(253)
Shares Withheld for Taxes	(14,068)	(5,551)
Repurchases of Common Stock	(101,259)	(57,881)
Debt-Related Financing Fees	(16,381)	—
Dividends and Dividend Equivalents Paid	(10,695)	(582)
Net Cash Used in Financing Activities	(41,590)	(67,677)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	131,783	(26,490)
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	447,542	243,268
Cash and Cash Equivalents and Restricted Cash at End of Period	$579,325	$216,778

Non-Cash Investing and Financing Activities:
Equipment Financing	$39,150	$—
Equity Issued as Consideration for Merger	$2,577,004	$—
The accompanying notes are an integral part of these consolidated financial statements.

CORE NATURAL RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—BASIS OF PRESENTATION:
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for future periods.
The Consolidated Balance Sheet at December 31, 2024 has been derived from the Audited Consolidated Financial Statements at that date but does not include all disclosures required by GAAP. This Form 10-Q report should be read in conjunction with Core Natural Resources, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2024.
All dollar amounts discussed in these Notes to Consolidated Financial Statements are in thousands of U.S. dollars, except for share and per share amounts, and unless otherwise indicated.
Basis of Consolidation
The Consolidated Financial Statements include the accounts of Core Natural Resources, Inc. and its wholly-owned and majority-owned and/or controlled subsidiaries (including Arch) as of March 31, 2025. All significant intercompany transactions and accounts have been eliminated in consolidation. Upon closing of the Merger with Arch Resources, Inc. (see Note 2), the Company acquired a 35% interest in the Dominion Terminal, a ground storage-to-vessel coal transloading facility in Newport News, Virginia operated by Dominion Terminal Associates LLP (“DTA”). The Company has the ability to exercise significant influence, but not control, over DTA and accordingly, the investment in DTA is accounted for under the equity method.
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update aim to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The amendments in this update require that public business entities, at each interim period and on an annual basis: (1) disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption; (2) include certain amounts that are already required to be disclosed under current generally accepted accounting principles; (3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and (4) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. These amendments may be applied either prospectively or retrospectively. Management is currently evaluating the impact of this guidance, but with the exception of the increased disclosures summarized above, does not expect this update to have a material impact on the Company's financial statements.
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740). The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this update require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation; (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate); (3) disclose the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes; (4) disclose the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than five percent of total income taxes paid (net of refunds received); (5) disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign; and (6) disclose income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The amendments in this update are effective for annual periods beginning after December 15, 2024, and should be applied prospectively. The Company adopted this guidance in the three months ended March 31, 2025, and, with the exception of increased disclosures in annual periods, there was no material impact on the Company's financial statements.
In August 2023, the FASB issued ASU 2023-05 - Business Combinations—Joint Venture Formations (Subtopic 805-60). The amendments in this update address the accounting for contributions made to a joint venture, upon formation, in a joint venture's separate financial statements. The objectives of the amendments are to (1) provide decision-useful information to investors and other allocators of capital in a joint venture's financial statements and (2) reduce diversity in practice. The amendments in this update do not amend the definition of a joint venture, the accounting by an equity method investor for its investment in a joint venture, or the accounting by a joint venture for contributions received after its formation. The amendments in this update are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. Existing joint ventures may elect to apply the guidance retrospectively. The Company adopted this guidance in the three months ended March 31, 2025, and there was no material impact on the Company's financial statements.
(Loss) Earnings per Share
Basic (loss) earnings per share are computed by dividing net (loss) income by the weighted average number of shares outstanding during the reporting period. Dilutive (loss) earnings per share are computed similarly to basic earnings per share, except that the weighted average number of shares outstanding is increased to include additional shares from restricted stock units and performance share units, if dilutive. The number of additional shares is calculated by assuming that outstanding restricted stock units and performance share units were released, and that the proceeds from such activities, as applicable, were used to acquire shares of common stock at the average market price during the reporting period.
The table below sets forth the share-based awards that have been excluded from the computation of diluted (loss) earnings per share because their effect would be anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Anti-Dilutive Restricted Stock Units	52,993	84
Anti-Dilutive Performance Share Units	4,089	—
	57,082	84
The computations for basic and dilutive (loss) earnings per share are as follows:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net (Loss) Income	$(69,277)	$101,891

Denominator:
Weighted-average shares of common stock outstanding	50,264,707	29,951,109
Effect of dilutive shares*	—	122,553
Weighted-average diluted shares of common stock outstanding	50,264,707	30,073,662

(Loss) Earnings per Share:
Basic	$(1.38)	$3.40
Dilutive	$(1.38)	$3.39

* During periods in which the Company incurs a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of all equity awards is anti-dilutive.

As of March 31, 2025, the Company had 500,000 shares of preferred stock authorized, none of which are issued or outstanding.
Reclassifications
Certain amounts in prior periods have been reclassified to conform with the report classifications of the current period. These reclassifications had no effect on previously reported total assets, stockholders' equity, net (loss) income or cash flows from operating activities.
NOTE 2—MERGER WITH ARCH RESOURCES, INC.:
On January 14, 2025, Core Natural Resources, Inc. (formerly known as CONSOL Energy Inc.), a Delaware corporation (the “Company”), completed its previously announced merger of equals transaction with Arch Resources, Inc., a Delaware corporation (“Arch”), pursuant to that certain Agreement and Plan of Merger, dated as of August 20, 2024 (the “Merger Agreement”), by and among the Company, Mountain Range Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Arch. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Arch (the “Merger”), with Arch continuing as the surviving corporation and as a wholly-owned subsidiary of the Company. In connection with the Merger, the Company issued 24.3 million shares of its common stock, which represents approximately 45% of the issued and outstanding shares of Company common stock after giving effect to such issuance. Based upon the closing price of the Company's common stock on January 13, 2025, the purchase consideration was approximately $2,481,368.

Prior to the closing of the Merger, on January 13, 2025, the Company purchased an aggregate principal amount of $98,075 of the outstanding (i) Solid Waste Disposal Facility Revenue Bonds (Arch Resources Project), Series 2020, and (ii) Solid Waste Disposal Facility Revenue Bonds (Arch Resources Project), Series 2021 (together, the “Arch Bonds”), which were issued by the West Virginia Economic Development Authority for the benefit of Arch (the “Arch Bond Purchase”). The Company also consented to the release of all liens, mortgages and security interests granted or purported to be granted pursuant to the security documents relating to the Arch Bonds and to the termination of all such security documents. The $98,075 of Arch Bonds purchased by the Company constituted all of the outstanding Arch Bonds. Upon the closing of the Merger, the pre-existing contractual relationship between the Company and Arch resulting from the Arch Bond Purchase became an intercompany relationship on a consolidated basis and, as such, was effectively settled on January 14, 2025. As such, total consideration transferred includes the effect of the Arch Bond Purchase and assumed liabilities excludes the obligations that were effectively settled. The settlement of this pre-existing relationship between the Company and Arch did not result in any material gain or loss. The Arch Bonds were successfully remarketed and reissued on March 27, 2025 to third-party investors. See Note 13 - Long-Term Debt for additional information.
The Merger joined two proven leadership teams and operating platforms to establish Core, a premier North American coal producer and exporter of high-quality, low-cost coals with offerings ranging from metallurgical to high calorific value thermal coals. With mining operations and terminal facilities across six states, Core owns 11 mines, including one of the largest, lowest cost and highest calorific value thermal coal mining complexes in North America and one of the largest, lowest cost and highest quality metallurgical coal mine portfolios in the United States. Core also has access to global markets via ownership interests in two export terminals on the U.S. Eastern seaboard, along with strategic connectivity to ports on the West Coast and Gulf of Mexico.
The Consolidated Statement of (Loss) Income for the three months ended March 31, 2025 includes Revenues of $505,596 and a Loss Before Income Tax of $78,736 attributable to Arch since the closing of the Merger on January 14, 2025. Merger-related costs before tax of approximately $49,182, which consisted of transaction costs of $20,490 and employee-related costs of $28,692, were incurred during the three months ended March 31, 2025. These costs have been reflected in Merger-Related Expenses in the Consolidated Statement of (Loss) Income for the three months ended March 31, 2025 and are reflected in the pro forma earnings for the three months ended March 31, 2024 in the table below.

The Company applied the acquisition method of accounting in accordance with Accounting Standards Codification 805, Business Combinations, and recognized assets acquired and liabilities assumed at their estimated fair value as of the closing date of the Merger. Certain information necessary to complete the purchase price allocation is not yet available, including, but not limited to, final appraisals of assets acquired and liabilities assumed. As such, the preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. The Company will continue to obtain information to assist in finalizing the fair values of assets acquired and liabilities assumed, which may differ materially from these preliminary estimates. The final purchase price allocation may include changes in allocations to mineral reserves, real and personal property and other changes to assets and liabilities. The Company expects to complete the purchase price allocation once it has received all necessary information, at which time the value of the assets acquired and liabilities assumed will be revised if necessary.

The following table presents the preliminary allocation of the aggregate purchase price based on estimated fair values:

Preliminary Purchase Price Allocation
Total Purchase Price Consideration	$2,481,368
Effective Settlement of Pre-Existing Relationships	95,636
Total Consideration Transferred	$2,577,004

Assets Acquired:
Cash and Cash Equivalents	$217,593
Short-Term Investments	22,969
Trade Receivables, net	161,670
Other Receivables, net	6,483
Inventories	307,175
Other Current Assets	13,117
Property, Plant and Equipment, net	2,630,296
Funds for Asset Retirement Obligations	150,033
Other Noncurrent Assets, net	92,594
Total Assets Acquired	$3,601,930
Liabilities Assumed:
Accounts Payable	$211,227
Current Portion of Long-Term Debt	4,104
Other Accrued Liabilities	146,351
Long-Term Debt	6,667
Postretirement Benefits Other Than Pensions	37,118
Pneumoconiosis Benefits	111,313
Asset Retirement Obligations	248,773
Workers’ Compensation	36,254
Salary Retirement	786
Deferred Income Taxes	166,173
Other Noncurrent Liabilities	56,160
Total Liabilities Assumed	$1,024,926
Net Assets Acquired	$2,577,004

The fair value and gross contractual amount of receivables acquired was $170,742. The Company expects to collect the entire contractual amount.

The fair value of acquired property, plant and equipment, which primarily includes mineral reserves and real and personal property, was measured using a combination of cost and income approach based on inputs that are not observable in the market and, as such, are Level 3 fair value measurements. Significant inputs used in the income approach included estimates of forecasted cash flows, which are impacted by the forecasted market price of coal as well as the expected timing of significant capital expenditures, among others. Significant inputs used in the cost approach included, but were not limited to, the replacement costs for similar assets, relative age of the assets, and any potential economic or functional obsolescence associated with the assets. The preliminary application of purchase accounting resulted in fair value adjustments of approximately $1,400,000.

As part of the preliminary purchase price allocation, the Company identified certain intangible assets related to certain contracts for which the contractual terms were preliminarily identified as being favorable in relation to current market terms. The estimated fair value of the identified intangible assets was $32,000 and was determined using the income approach based on inputs that are not observable in the market and, as such, is a Level 3 fair value measurement. Significant inputs to the valuation of the identified intangible assets include future revenue estimates, future cost assumptions, estimated contract renewals, a discount rate assumption and an estimated required rate of return on the assets, among others. The identified intangible assets are amortized over their contractual life of approximately four years on a straight-line basis, which reflects the pattern in which the Company expects to consume the economic benefits of the assets.

The following unaudited pro forma information for the Company includes the results of operations as if the Merger had been consummated on January 1, 2024. The unaudited pro forma information is based on historical information and is adjusted for depreciation and depletion related to the fair value step-ups of property, plant and equipment as discussed above. Non-recurring merger-related costs before tax of $141,880, which consisted of total transaction costs of $76,153 and total employee-related costs of $65,727, have been reflected in the 2024 period. Employee-related costs primarily relate to the acceleration of the vesting of certain share-based awards granted to certain executives and employees of the Company and Arch prior to the Merger, as well as financial impacts of benefits provided under change in control agreements. Additionally, $2,559 of inventory step-up amortization related to the inventory acquired in the Merger has been reflected in the 2024 period. The pro forma information does not include any anticipated cost savings or other effects of the Merger. Accordingly, the unaudited pro forma information does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations. Pro forma adjustments were tax-effected at the statutory tax rate of 21% percent for purposes of calculating net (loss) income in the table below.

	Three Months Ended March 31,
	2025	2024
Revenues	$1,070,702	$1,227,167
Net (Loss) Income	$(80,308)	$11,618
NOTE 3—REVENUE FROM CONTRACTS WITH CUSTOMERS:
The following tables disaggregate the Company's revenue from contracts with customers by product type and market:

	Three Months Ended March 31, 2025
	Domestic	Export	Total
Power Generation	$341,809	$92,919	$434,728
Industrial	25,499	176,566	202,065
Metallurgical	23,504	348,958	372,462
Total Coal Revenue	390,812	618,443	1,009,255
Third-Party Terminal Revenue			4,956
Other Revenue			3,195
Total Revenue from Contracts with Customers			$1,017,406

	Three Months Ended March 31, 2024
	Domestic	Export	Total
Power Generation	$164,733	$73,827	$238,560
Industrial	3,406	202,622	206,028
Metallurgical	13,257	73,980	87,237
Total Coal Revenue	181,396	350,429	531,825
Third-Party Terminal Revenue			10,472
Other Revenue			4,392
Total Revenue from Contracts with Customers			$546,689

Coal Revenue

The Company has disaggregated its coal revenue between domestic and export revenues, as well as between the industrial, power generation and metallurgical markets. Domestic coal revenue tends to be derived from contracts that typically have a term of one year or longer, and the pricing is typically fixed. Historically, export coal revenue tended to be derived from spot or shorter-term contracts with pricing determined closer to the time of shipment or based on a market index; however, the Company has secured several long-term export contracts with varying pricing arrangements.
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
While the Company does, from time to time, experience costs of obtaining coal customer contracts with amortization periods greater than one year, those costs are generally immaterial. At March 31, 2025 and December 31, 2024, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. As of and for the three months ended March 31, 2025 and 2024, the Company has not recognized any amortization of previously existing capitalized costs of obtaining customer contracts. Further, the Company has not recognized any coal revenue in the current period that is not a result of current period performance.
Terminal Revenue
Terminal revenues are attributable to the Company's Baltimore Marine Terminal and include revenues earned from providing receipt and unloading of coal from rail cars, transporting coal from the receipt point to temporary storage or stockpile facilities located at the Terminal, stockpiling, blending, weighing, sampling, redelivery, and loading of coal onto vessels. Revenues for these services are earned and performance obligations are considered fulfilled as the services are performed.
The Baltimore Marine Terminal does not normally experience material costs of obtaining customer contracts with amortization periods greater than one year. At March 31, 2025 and December 31, 2024, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. As of and for the three months ended March 31, 2025 and 2024, the Company has not recognized any amortization of previously existing capitalized costs of obtaining Terminal customer contracts. Further, the Company has not recognized any Terminal revenue in the current period that is not a result of current period performance.
Other Revenue

Other revenue consists of revenue generated from carbon products and materials businesses led by CONSOL Innovations LLC, our wholly-owned subsidiary. This revenue is primarily comprised of sales of composite tools that are used in the aerospace industry. Revenues for these products are earned and recognized as the tools are built and progress toward product completion. Additionally, other revenue consists of revenue generated from the processing of third-party coal at various mining complexes. Revenues for these services are earned and performance obligations are considered fulfilled as the services are performed.
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
NOTE 4—COMPONENTS OF PENSION AND OTHER POST-EMPLOYMENT BENEFIT (OPEB) PLANS NET PERIODIC BENEFIT COSTS:
The components of Net Periodic Benefit Cost are as follows:

	Pension Benefits		Other Post-Employment Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024
Service Cost	$275	$302	$32	$—
Interest Cost	6,342	6,431	2,905	2,758
Expected Return on Plan Assets	(7,565)	(7,991)	—	—
Amortization of Prior Service Credits	—	—	(601)	(601)
Amortization of Actuarial Loss (Gain)	2,158	1,566	(684)	(70)
Net Periodic Benefit Cost	$1,210	$308	$1,652	$2,087
Service costs related to pension and other post-employment benefits are reflected in Cost of Sales in the Consolidated Statements of (Loss) Income. All other expenses related to pension and other post-employment benefits are reflected in Non-Service Related Pension and Postretirement Benefit Costs in the Consolidated Statements of (Loss) Income. Amounts reclassified out of accumulated other comprehensive (loss) income are reflected in Non-Service Related Pension and Postretirement Benefit Costs in the Consolidated Statements of (Loss) Income.
NOTE 5—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:
The components of Net Periodic Benefit Cost are as follows:

	CWP		Workers' Compensation
	Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024
Service Cost	$1,816	$746	$1,728	$1,464
Interest Cost	3,419	2,066	555	573
Amortization of Actuarial Loss (Gain)	42	109	(460)	(540)
Fees, Premiums and Assessments	—	—	1,736	464
Net Periodic Benefit Cost	$5,277	$2,921	$3,559	$1,961
Service costs and fees, premiums and assessments related to CWP and workers’ compensation are reflected in Cost of Sales in the Consolidated Statements of (Loss) Income. All other expenses related to CWP and workers’ compensation are reflected in Non-Service Related Pension and Postretirement Benefit Costs in the Consolidated Statements of (Loss) Income. Amounts reclassified out of accumulated other comprehensive (loss) income are reflected in Non-Service Related Pension and Postretirement Benefit Costs in the Consolidated Statements of (Loss) Income.

NOTE 6—INCOME TAXES:
The Company recorded an income tax benefit of $4,216 for the three months ended March 31, 2025, or 5.7% of loss before income taxes, based on its annual estimated income tax rate adjusted for discrete items. The effective tax rate for the three months ended March 31, 2025 differs from the U.S. federal statutory rate of 21%, primarily due to the tax benefit for excess percentage depletion. The tax benefit also includes discrete tax adjustments primarily related to transaction costs.
The income tax provision for the three months ended March 31, 2024 of $16,843, or 14.2%, of earnings before income taxes was based on the Company's annual estimated income tax rate adjusted for discrete items. The effective tax rate for the three months ended March 31, 2024 differed from the U.S. federal statutory rate of 21%, primarily due to the tax benefit for excess percentage depletion and foreign derived intangible income. The tax provision also included discrete tax adjustments primarily related to equity compensation.
NOTE 7—CASH AND CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS:
The following table disaggregates the Company's cash, cash equivalents and restricted cash, which reconciles to the total shown on the Consolidated Statements of Cash Flows:

	March 31,
	2025	2024
Cash and Cash Equivalents	$388,493	$172,551
Restricted Cash - Current(1)	39,383	44,227
Restricted Cash - Non-current(1)	151,449	—
Cash and Cash Equivalents and Restricted Cash	$579,325	$216,778
(1) Restricted Cash - Current is included in Other Current Assets and Restricted Cash - Non-current is included in Funds for Asset Retirement Obligations in the accompanying Consolidated Balance Sheets.
The components of cash and cash equivalents and restricted cash as of December 31, 2024 and 2023 are disclosed in Note 6 in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 20, 2025.
The Company had invested in marketable debt securities, primarily comprised of highly liquid U.S. Treasury securities. These investments were held in the custody of financial institutions. The securities outstanding were classified as available-for-sale securities, matured within twelve months of the acquisition date, and were classified as current assets accordingly. During the three months ended March 31, 2025, the Company liquidated its remaining investments in U.S. Treasury securities.
The Company's investments in available-for-sale securities were as follows:

	December 31, 2024
			Gross Unrealized
	Amortized Cost	Allowance for Credit Losses	Gains	Losses	Fair Value
U.S. Treasury Securities	$51,885	$—	$120	$(12)	$51,993
Available-for-sale investments are reported at fair value in the accompanying Consolidated Balance Sheet and any unrealized gains or losses are recognized in Accumulated Other Comprehensive Loss. Any unrealized gains or losses in the Company's portfolio are a result of normal market fluctuations. Interest and dividends are included in net income (loss) when earned.

NOTE 8—CREDIT LOSSES:
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

	Trade Receivables	Other Non-Trade Contractual Arrangements

Beginning Balance, December 31, 2024	$1,265	$7,625
Provision for expected credit losses	(602)	(33)
Ending Balance, March 31, 2025	$663	$7,592
NOTE 9—INVENTORIES:
Inventory components consisted of the following:

	March 31, 2025	December 31, 2024
Coal	$142,172	$17,480
Supplies	245,833	78,721
Total Inventories	$388,005	$96,201
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

NOTE 10—ACCOUNTS RECEIVABLE SECURITIZATION:
At March 31, 2025, certain U.S. subsidiaries of Core Natural Resources, Inc. were parties to two trade accounts receivable securitization facilities with financial institutions for the sale on a continuous basis of eligible trade accounts receivable.
Pursuant to the securitization facility of the Company that was in place prior to the Merger (the “Legacy CONSOL Securitization Facility”), CONSOL Thermal Holdings LLC, an indirect, wholly-owned subsidiary of the Company, sells trade receivables to CONSOL Pennsylvania Coal Company LLC, a wholly-owned subsidiary of the Company. CONSOL Marine Terminals LLC, a wholly-owned subsidiary of the Company, and CONSOL Pennsylvania Coal Company LLC sell and/or contribute trade receivables (including receivables sold to CONSOL Pennsylvania Coal Company LLC by CONSOL Thermal Holdings LLC) to CONSOL Funding LLC, a wholly-owned subsidiary of the Company (the “SPV”). The SPV, in turn, pledges its interests in the receivables to PNC Bank, N.A., which either makes loans or issues letters of credit on behalf of the SPV. The maximum amount of advances and letters of credit outstanding under the Legacy CONSOL Securitization Facility may not exceed $100,000. In July 2022, the Legacy CONSOL Securitization Facility was amended to, among other things, extend the maturity date to July 29, 2025.
Loans under the Legacy CONSOL Securitization Facility accrue interest at a reserve-adjusted market index rate equal to the applicable term Secured Overnight Financing Rate (“SOFR”). Loans and letters of credit under the Legacy CONSOL Securitization Facility also accrue a program fee and a letter of credit participation fee, respectively, ranging from 2.00% to 2.50% per annum depending on the total net leverage ratio of the Company. In addition, the SPV paid certain structuring fees to PNC Capital Markets LLC and pays other customary fees to the lenders, including a fee on unused commitments equal to 0.60% per annum.
At March 31, 2025, the Company's eligible accounts receivable yielded $42,792 of borrowing capacity. At March 31, 2025, the Legacy CONSOL Securitization Facility had no outstanding borrowings and $42,726 of letters of credit outstanding, leaving available borrowing capacity of $66. At December 31, 2024, the Company's eligible accounts receivable yielded $71,964 of borrowing capacity. At December 31, 2024, the Legacy CONSOL Securitization Facility had no outstanding borrowings and $71,922 of letters of credit outstanding, leaving available borrowing capacity of $42. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.
On January 14, 2025 and in connection with the Merger, the securitization facility of Arch that was in place prior to the Merger (the “Legacy Arch Securitization Facility”) was amended to permit the Legacy Arch Securitization Facility to remain outstanding following consummation of the Merger, including by amending the change of control provisions thereunder. Pursuant to the Legacy Arch Securitization Facility, Arch Receivable Company, LLC, an SPV that is a wholly-owned subsidiary of the Company, supports the issuance of letters of credit and requests for cash advances. The Legacy Arch Securitization Facility has a maximum borrowing capacity of $150,000. In August 2022, the Legacy Arch Securitization Facility was amended to, among other things, extend the maturity date to August 1, 2025.
Under the Legacy Arch Securitization Facility, Arch Receivable Company, LLC and certain of Arch’s subsidiaries party to the Legacy Arch Securitization Facility have granted to the administrator of the Legacy Arch Securitization Facility a first priority security interest in eligible trade accounts receivable generated by such parties from the sale of coal and all proceeds thereof. At March 31, 2025, letters of credit totaling $53,246 were outstanding under the Legacy Arch Securitization Facility with $55,054 available for borrowings.

NOTE 11—PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment consists of the following:

	March 31, 2025	December 31, 2024
Plant and Equipment	$4,668,568	$3,633,741
Coal Properties and Surface Lands	2,250,459	913,819
Airshafts	567,016	521,334
Mine Development	649,934	366,260
Advance Mining Royalties	335,992	328,927
Total Property, Plant and Equipment	8,471,969	5,764,081
Less: Accumulated Depreciation, Depletion and Amortization	3,952,511	3,842,382
Total Property, Plant and Equipment - Net	$4,519,458	$1,921,699
As of March 31, 2025 and December 31, 2024, property, plant and equipment included gross assets under finance leases of $38,182 and $40,804, respectively. Accumulated amortization for finance leases was $12,818 and $16,929 at March 31, 2025 and December 31, 2024, respectively. Amortization expense for assets under finance leases approximated $3,075 and $3,017 for the three months ended March 31, 2025 and 2024, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying Consolidated Statements of (Loss) Income.
NOTE 12—OTHER ACCRUED LIABILITIES:

	March 31, 2025	December 31, 2024
Subsidence Liability	$107,253	$88,259
Accrued Compensation and Benefits	60,057	54,138
Accrued Other Taxes	43,458	6,973
Other	52,473	31,928
Current Portion of Long-Term Liabilities:
Asset Retirement Obligations	41,255	35,554
Pneumoconiosis Benefits	23,378	16,389
Postretirement Benefits Other than Pensions	22,045	17,887
Workers' Compensation	17,837	11,056
Total Other Accrued Liabilities	$367,756	$262,184

NOTE 13—LONG-TERM DEBT:

	March 31, 2025	December 31, 2024
WVEDA Solid Waste Disposal Facility Revenue Bonds due March 2035 at 5.45%	$106,355	$—
MEDCO Port Facilities Refunding Revenue Bonds due March 2035 at 5.00% and 5.75% at March 31, 2025 and December 31, 2024, respectively	102,865	102,865
PEDFA Solid Waste Disposal Facility Revenue Bonds due March 2035 at 5.45% and 9.00% at March 31, 2025 and December 31, 2024, respectively	97,560	75,000
Other Debt Arrangements	35,453	664
Advance Royalty Commitments (8.10% Weighted Average Interest Rate)	6,148	6,148
Less: Unamortized Debt Issuance Costs	(7,069)	(1,213)
	341,312	183,464
Less: Amounts Due in One Year*	(28,040)	(103,940)
Long-Term Debt	$313,272	$79,524
* Excludes current portion of Finance Lease Obligations of $9,317 and $8,925 at March 31, 2025 and December 31, 2024, respectively.
Revolving Credit Facility
In November 2017, the Company entered into a revolving credit facility with PNC Bank, N.A. (the “Revolving Credit Facility”). The Revolving Credit Facility has been amended several times, the most recent of which occurred in January 2025 in connection with the Merger. This amendment increased the available revolving commitments from $355,000 to $600,000 while extending the scheduled maturity date to April 30, 2029. Additionally, the Company reduced the applicable interest margin on its borrowings and letters of credit under the Revolving Credit Facility by 75 basis points.
Borrowings under the Revolving Credit Facility bear interest at a floating rate that is, at the Company's option, either (i) SOFR plus a SOFR adjustment of 0.10% plus an applicable margin or (ii) an alternate base rate plus an applicable margin. The applicable margin for the Revolving Credit Facility depends on the Company's total net leverage ratio and this rate resets quarterly. Obligations under the Revolving Credit Facility are guaranteed by (i) all owners of the PAMC held by the Compan and (ii) subject to certain customary exceptions and agreed materiality thresholds, all other existing or future direct or indirect wholly-owned restricted subsidiaries of the Company, including significant subsidiaries acquired pursuant to the Merger. The obligations are secured by, subject to certain exceptions (including a limitation of pledges of equity interests in certain subsidiaries and certain thresholds with respect to real property), a first-priority lien on the Company's and certain subsidiaries' significant assets.
The Revolving Credit Facility contains a number of customary affirmative covenants and a number of negative covenants, including (subject to certain exceptions) limitations on (among other things): indebtedness, liens, investments, acquisitions, dispositions, restricted payments and prepayments of junior indebtedness. The Revolving Credit Facility also includes covenants relating to (i) a maximum first lien gross leverage ratio, (ii) a maximum total net leverage ratio, and (iii) a minimum interest coverage ratio. The maximum first lien gross leverage ratio is calculated as the ratio of Consolidated First Lien Debt to Consolidated EBITDA. Consolidated EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations and gains and losses on debt extinguishment. The maximum total net leverage ratio is calculated as the ratio of Consolidated Indebtedness, minus Cash on Hand, to Consolidated EBITDA. The minimum interest coverage ratio is calculated as the ratio of Consolidated EBITDA to Consolidated Cash Interest Expense. Consolidated Cash Interest Expense, as used in the covenant calculation, includes cash interest payments, net of any cash interest income. Under the Revolving Credit Facility, the maximum first lien gross leverage ratio shall be 1.50 to 1.00, the maximum total net leverage ratio shall be 2.50 to 1.00 and the minimum interest coverage ratio shall be 3.00 to 1.00.
The Company's first lien gross leverage ratio was 0.09 to 1.00 at March 31, 2025. The Company's total net leverage ratio was (0.03) to 1.00 at March 31, 2025. The Company's interest coverage ratio was 93.93 to 1.00 at March 31, 2025. The Company was in compliance with all covenants under the Revolving Credit Facility as of March 31, 2025.

At March 31, 2025, the Revolving Credit Facility had no borrowings outstanding and $185,322 of letters of credit outstanding, leaving $414,678 of unused capacity. At December 31, 2024, the Revolving Credit Facility had no borrowings outstanding and $107,087 of letters of credit outstanding, leaving $247,913 of unused capacity. From time to time, the Company is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. The Company sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.
The SPVs are not guarantors of the Revolving Credit Facility, and the SPVs either hold the assets pledged to the lenders or sell the assets to the lenders in the securitization facilities. The SPVs had total assets of $399,643 and $133,853, comprised mainly of $399,294 and $133,694 trade receivables, net, at March 31, 2025 and December 31, 2024, respectively. Net income attributable to the SPVs was $2,898 and $46 for the three months ended March 31, 2025 and 2024, respectively, which primarily reflected intercompany fees related to purchasing the receivables, which are eliminated in the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q. During the three months ended March 31, 2025, there were no borrowings or payments under the accounts receivable securitization facilities. During the three months ended March 31, 2024, there were no borrowings or payments under the Legacy CONSOL Securitization Facility. See Note 10 - Accounts Receivable Securitization for additional information.
Series 2025 Bonds
In connection with the Merger, on January 13, 2025, the Company purchased an aggregate principal amount of $98,075 of the outstanding (i) Solid Waste Disposal Facility Revenue Bonds (Arch Resources Project), Series 2020, and (ii) Solid Waste Disposal Facility Revenue Bonds (Arch Resources Project), Series 2021 (together, the “Arch Bonds”), which were issued by the West Virginia Economic Development Authority for the benefit of Arch. The Company also consented to the release of all liens, mortgages and security interests granted or purported to be granted pursuant to the security documents relating to the Arch Bonds and to the termination of all such security documents. The $98,075 of Arch Bonds purchased by the Company constituted all of the outstanding Arch Bonds.
On March 27, 2025, the Company borrowed the proceeds of tax-exempt bonds issued by (i) the Pennsylvania Economic Development Financing Authority (“PEDFA”) in the aggregate principal amount of $97,560 (the “PEDFA Bonds”), at a fixed rate of 5.45% for an initial term of ten years on an unsecured basis, pursuant to a Bond Purchase Agreement, dated March 19, 2025, by and among Jefferies LLC, as the representative acting on behalf of itself, KeyBanc Capital Markets Inc., PNC Capital Markets LLC, Goldman Sachs & Co. LLC, B. Riley Securities, Inc. and TCBI Securities, Inc. (collectively, the “Underwriters”), PEDFA and the Company; (ii) the Maryland Economic Development Corporation (“MEDCO”) in the aggregate principal amount of $102,865 (the “MEDCO Bonds”), at a fixed rate of 5.00% for an initial term of ten years on an unsecured basis, pursuant to a Bond Purchase Agreement, dated March 19, 2025, by and among the Underwriters, MEDCO and the Company; and (iii) the West Virginia Economic Development Authority (“WVEDA”) in the aggregate principal amount of $106,355 (the “WVEDA Bonds” and together with the PEDFA Bonds and the MEDCO Bonds, the “Bonds”), at a fixed rate of 5.45% for an initial term of ten years on an unsecured basis, pursuant to a Bond Purchase Agreement, dated March 19, 2025, by and among the Underwriters, WVEDA and the Company.
The Company will use (i) a portion of the proceeds of the PEDFA Bonds to finance and refinance the costs of acquisition, construction, improvement, installation and equipping of certain solid waste disposal facilities located at the Bailey Preparation Plant in West Finley, Pennsylvania in part by refunding in full PEDFA’s outstanding $75,000 Solid Waste Disposal Revenue Bonds, Series 2021A (CONSOL Energy Inc. Project), (ii) the proceeds from the MEDCO Bonds to refinance the costs of acquisition, construction, improvement, installation and equipping of certain improvements, modifications and additions to a coal transshipment terminal located in the Canton area of the Port of Baltimore by refunding in full MEDCO’s outstanding $102,865 Port Facilities Refunding Revenue Bonds (CNX Marine Terminals Inc. Port of Baltimore Facility) Series 2010 and (iii) a portion of the proceeds of the WVEDA Bonds to finance and refinance the costs of acquisition, construction, improvement, installation and equipping of certain solid waste disposal facilities relating to a longwall coal mining complex known as the Leer South Mine located in Barbour County, West Virginia in part by refunding in full WVEDA’s outstanding $53,090 Solid Waste Disposal Facility Revenue Bonds (Arch Resources Project), Series 2020 and $44,985 Solid Waste Disposal Facility Revenue Bonds (Arch Resources Project), Series 2021.

The (i) PEDFA Bonds were issued pursuant to an indenture (the “PEDFA Indenture”), dated March 1, 2025, by and between PEDFA and Wilmington Trust, National Association, as trustee (the “Trustee”), and PEDFA made a loan of the proceeds of the PEDFA Bonds to the Company pursuant to a Loan Agreement, dated March 1, 2025 (the “PEDFA Loan Agreement”), between PEDFA and the Company; (ii) MEDCO Bonds were issued pursuant to an indenture (the “MEDCO Indenture”), dated March 1, 2025, by and between MEDCO and the Trustee, and MEDCO made a loan of the proceeds of the MEDCO Bonds to the Company pursuant to a Loan Agreement, dated March 1, 2025 (the “MEDCO Loan Agreement”), between MEDCO and the Company; and (iii) WVEDA Bonds were issued pursuant to an indenture (the “WVEDA Indenture” and together with the PEDFA Indenture and the MEDCO Indenture, the “Indentures”), dated March 1, 2025, by and between WVEDA and the Trustee, and WVEDA made a loan of the proceeds of the WVEDA Bonds to the Company pursuant to a Loan Agreement, dated as of March 1, 2025 (the “WVEDA Loan Agreement” and together with the PEDFA Loan Agreement and MEDCO Loan Agreement, the “Loan Agreements”), between WVEDA and the Company. Under the terms of the Loan Agreements, the Company agreed to make all payments of principal, interest and other amounts at any time due on the respective Bonds or under the respective Indenture.
As a result of these transactions, a loss of $11,680 was incurred and is included in Loss on Debt Extinguishment on the Consolidated Statements of (Loss) Income for the three months ended March 31, 2025.
NOTE 14—COMMITMENTS AND CONTINGENT LIABILITIES:
The Company is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes and other claims and actions arising out of the normal course of business. The Company accrues the estimated loss for these lawsuits and claims when the loss is probable and reasonably estimable. The Company’s estimated accruals related to pending claims not discussed below, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of the Company as of March 31, 2025. It is possible that the aggregate loss in the future with respect to these lawsuits and claims could ultimately be material to the Company’s financial position, results of operations or cash flows; however, such amounts cannot be reasonably estimated. The amount claimed against the Company as of March 31, 2025 is disclosed below when an amount is expressly stated in the lawsuit or claim, which is not often the case.
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
United Mine Workers of America 1974 Pension Plan Litigation: On March 7, 2024, the Company's former parent filed a complaint (the “Indemnification Lawsuit”) in the Superior Court of the State of Delaware against the Company that stated that the Company's former parent had settled potential claims asserted by the United Mine Workers of America 1974 Pension Plan (“1974 Plan”) against the Company's former parent for a total settlement amount of $75,000 to be paid over a five-year period, in exchange for a full release by the 1974 Plan of the Company's former parent, the Company and their affiliates. In the Indemnification Lawsuit, the Company's former parent is seeking (i) indemnification from the Company under the 2017 Separation and Distribution Agreement between the Company and its former parent for the $75,000 settlement plus the Company's former parent's alleged legal expenses related to its settlement with the 1974 Plan, (ii) the costs and expenses the Company's former parent incurs in connection with the Indemnification Lawsuit, (iii) pre- and post-

judgment interest, (iv) punitive damages and (v) any other relief the court deems just and proper. On May 9, 2024, the Company's former parent filed a Motion for Summary Judgment while the Company filed a brief in opposition to the motion on June 27, 2024, with briefing concluding on July 19, 2024. Oral arguments were held in the third quarter of 2024. On November 8, 2024, the Superior Court of the State of Delaware granted the Company's former parent's partial motion for summary judgment. In conjunction with this ruling, the Company established an accrual in 2024 with respect to the Indemnification Lawsuit equal to the net present value of the payments over a five-year period. As of March 31, 2025, the remaining obligation pursuant to this transaction was $44,492, of which $25,000 is included in Other Accrued Liabilities and $19,492 is included in Other Noncurrent Liabilities in the Consolidated Balance Sheets. On March 14, 2025, the Company entered into a settlement with its former parent to settle all claims in the Indemnification Lawsuit. Pursuant to the settlement, the Company agreed to reimburse its former parent for payments the Company's former parent is obligated to make to the 1974 Plan, as well as legal fees and costs incurred by the Company's former parent to defend the claims asserted by the 1974 Plan and to prosecute the Indemnification Lawsuit. On March 18, 2025, an Order for dismissal with prejudice of all claims and counterclaims in the Indemnification Lawsuit was issued.
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
The following is a summary, as of March 31, 2025, of the financial guarantees, unconditional purchase obligations and letters of credit to certain third parties. Employee-related financial guarantees have primarily been provided to support the 1992 Benefit Plan and federal black lung and various state workers' compensation self-insurance programs. Environmental financial guarantees have primarily been provided to support various performance bonds related to reclamation and other environmental issues. Other financial guarantees have been extended to support sales contracts, insurance policies, surety indemnity agreements, legal matters, full and timely payments of mining equipment leases, and various other items necessary in the normal course of business. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. Certain letters of credit included in the table below were issued against other commitments included in this table. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these commitments are recorded as liabilities in the financial statements. The Company's management believes that these commitments will not have a material adverse effect on the Company's financial condition.

	Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$117,202	$111,047	$6,155	$—	$—
Environmental	398	398	—	—	—
Other	163,694	158,617	5,077	—	—
Total Letters of Credit	$281,294	$270,062	$11,232	$—	$—
Surety Bonds:
Employee-Related	$111,366	$93,845	$17,521	$—	$—
Environmental	905,204	862,729	42,475	—	—
Other	35,076	29,686	5,390	—	—
Total Surety Bonds	$1,051,646	$986,260	$65,386	$—	$—
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
The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at			Fair Value Measurements at
	March 31, 2025			December 31, 2024
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
U.S. Treasury Securities	$—	$—	$—	$51,993	$—	$—
Global Water Treatment Trust Fund(1)	$11,881	$—	$—	$12,054	$—	$—
(1) The Global Water Treatment Trust Fund is included in Funds for Asset Retirement Obligations in the accompanying Consolidated Balance Sheets.
The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:
Long-term debt: The fair value of long-term debt is measured using unadjusted quoted market prices or estimated using discounted cash flow analyses. The discounted cash flow analyses are based on current market rates for instruments with similar cash flows.
The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	March 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt (Excluding Debt Issuance Costs)	$348,381	$352,827	$184,677	$199,052
Certain of the Company’s debt is actively traded on a public market and, as a result, constitutes Level 1 fair value measurements. The portion of the Company’s debt obligations that is not actively traded is valued through reference to the applicable underlying benchmark rate and, as a result, constitutes Level 2 fair value measurements.

NOTE 16—SEGMENT INFORMATION:
Prior to the completion of the Merger, the Company consisted of two reportable segments, the PAMC segment and the CONSOL Marine Terminal segment. Following completion of the Merger, the Company adjusted its internal reporting structure and the Company's chief operating decision maker (“CODM”) changed the manner in which he measures financial performance and allocates resources. Thus, the Company reassessed its reporting segments and the Company now consists of four reportable segments: (1) the High CV Thermal segment; (2) the Metallurgical segment; (3) the Powder River Basin (“PRB”) segment; and (4) the Baltimore Marine Terminal segment. Accordingly, the manner in which the Company reports its operations has been changed retrospectively, and all relevant prior period amounts have been recast to reflect this change.
The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management to make decisions on and assess performance of the Company’s reportable segments. The Company manages its segments by market and coal quality, not by individual mining complex or geographic region. The High CV Thermal segment contains the Company’s High CV Thermal operations in Pennsylvania, West Virginia, and Colorado; the Metallurgical segment contains the Company’s metallurgical operations in West Virginia; the PRB segment contains the Company’s surface mining complexes in Wyoming; and the Baltimore Marine Terminal segment provides coal export terminal services through the Port of Baltimore. The Company’s Other segment includes revenue and expenses from various corporate and diversified business activities that are not allocated to the High CV Thermal, Metallurgical, PRB, or Baltimore Marine Terminal segments. The diversified business activities currently include the carbon products and materials businesses led by CONSOL Innovations LLC, the Greenfield Reserves and Resources, corporate overhead, closed and idle mine activities, land management activities, certain other income, income or loss from the Company's equity investment in DTA and gain on asset sales related to non-core assets. Additionally, interest expense and income taxes, as well as various other non-operated activities, none of which are individually significant to the Company, are also reflected in the Company's Other segment and are not allocated to the High CV Thermal, Metallurgical, PRB, or Baltimore Marine Terminal segments.
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
Reportable segment results for the three months ended March 31, 2025 were:

	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Other, Corporate and Eliminations	Consolidated
Total Revenue from Contracts with Customers	$542,086	$304,580	$162,589	$21,226	$(13,075)	$1,017,406
Cash Costs of Revenue	303,561	210,775	133,158	7,825	2,827
Transportation Expense	93,729	76,982	2,740	—	(16,270)
Other Segment Items(1)	—	36,406	—	—	42,188
Adjusted EBITDA	$144,796	$(19,583)	$26,691	$13,401	$(41,820)	$123,485
Segment Assets	$2,252,607	$1,766,112	$304,455	$87,496	$1,841,276	$6,251,946
Capital Expenditures	$33,995	$23,964	$2,496	$1,242	$3,125	$64,822

Reportable segment results for the three months ended March 31, 2024 were:

	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Other, Corporate and Eliminations	Consolidated
Total Revenue from Contracts with Customers	$496,729	$35,096	$—	$24,528	$(9,664)	$546,689
Cash Costs of Revenue	242,436	34,626	—	7,169	2,194
Transportation Expense	80,542	3,356	—	—	(14,056)
Other Segment Items(1)	(2,250)	—	—	—	10,919
Adjusted EBITDA	$176,001	$(2,886)	$—	$17,359	$(8,721)	$181,753
Segment Assets	$1,612,850	$128,286	$—	$82,818	$856,170	$2,680,124
Capital Expenditures	$36,958	$3,093	$—	$1,063	$1,238	$42,352
(1) Other segment items include other non-operating income, general and administrative costs, and other non-operating expenses that are not part of each segment's ongoing operations.
For the three months ended March 31, 2025 and 2024, the Company's reportable segments had revenues from the following customers, each comprising over 10% of the Company's total sales:

	Three Months Ended March 31,
	2025	2024
Customer A	*	$74,260
Customer B	*	$64,479
* Revenues from these customers during the periods presented were less than 10% of the Company's total sales.
Reconciliation of Segment Information to Consolidated Amounts:

	Three Months Ended March 31, 2025
	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Other, Corporate and Eliminations	Consolidated
Earnings (Loss) Before Income Tax	$93,506	$(65,472)	$15,911	$12,022	$(129,460)	$(73,493)
Interest Expense, net	—	—	—	—	1,701	1,701
Depreciation, Depletion and Amortization	51,290	45,889	10,780	1,379	12,218	121,556
Stock-Based Compensation	—	—	—	—	12,859	12,859
Merger-Related Expenses	—	—	—	—	49,182	49,182
Loss on Debt Extinguishment	—	—	—	—	11,680	11,680
Adjusted EBITDA	$144,796	$(19,583)	$26,691	$13,401	$(41,820)	$123,485

	Three Months Ended March 31, 2024
	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Other, Corporate and Eliminations	Consolidated
Earnings (Loss) Before Income Tax	$130,517	$(4,938)	$—	$16,267	$(23,112)	$118,734
Interest Expense, net	—	—	—	—	904	904
Depreciation, Depletion and Amortization	45,484	2,052	—	1,092	8,369	56,997
Stock-Based Compensation	—	—	—	—	5,118	5,118
Adjusted EBITDA	$176,001	$(2,886)	$—	$17,359	$(8,721)	$181,753
NOTE 17—STOCK REPURCHASES:
In December 2017, the Company's Board of Directors approved a program to repurchase, from time to time, the Company's outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025. This program terminated on December 31, 2024.
On February 18, 2025, the Company's Board of Directors approved a capital return framework that involves a mix of dividends and share repurchases. The repurchase program permits the repurchase, from time to time, of the Company's outstanding shares of common stock in an aggregate amount of up to $1 billion, subject to certain limitations in the Company's debt agreements.
Under the terms of the program, the Company is permitted to make repurchases in the open market, in privately negotiated transactions, accelerated repurchase programs or in structured share repurchase programs. The Company is also authorized to enter into one or more 10b5-1 plans with respect to any of the repurchases. Any repurchases of common stock are to be funded from available cash on hand or short-term borrowings. The program does not obligate the Company to acquire any particular amount of its common stock, and the program can be modified or suspended at any time at the Company’s discretion. The program is conducted in compliance with applicable legal requirements imposed by any credit agreement, receivables purchase agreements or indentures.
During the three months ended March 31, 2025 and 2024, the Company repurchased and retired 1,377,294 and 615,288 shares, respectively, of the Company's common stock at an average price of $73.52 and $90.82 per share, respectively.
NOTE 18—SUBSEQUENT EVENTS:
On May 8, 2025, Core announced a $0.10 per share dividend in an aggregate amount of approximately $5.3 million, payable on June 13, 2025 to all stockholders of record as of May 30, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in conjunction with the Consolidated Financial Statements and corresponding notes included elsewhere in this Form 10-Q. In addition, this Form 10-Q report should be read in conjunction with the Consolidated Financial Statements for the three-year period ended December 31, 2024 included in Core Natural Resources, Inc.'s Form 10-K, filed on February 20, 2025. This MD&A contains forward-looking statements and the matters discussed in these forward-looking statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from those projected or implied in the forward-looking statements. Please see “Risk Factors” and “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.
All amounts discussed are in millions of U.S. dollars, unless otherwise indicated. All tons discussed are on a clean coal equivalent basis.
Recent Developments
Merger
On January 14, 2025, the Company completed the Merger with Arch. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Arch, with Arch continuing as the surviving corporation and as a wholly-owned subsidiary of the Company. See Note 2 - Merger with Arch Resources, Inc. in the Notes to the Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
Prior to the completion of the Merger, the Company consisted of two reportable segments, the PAMC segment and the CONSOL Marine Terminal segment. Following completion of the Merger, the Company adjusted its internal reporting structure and the Company's chief operating decision maker changed the manner in which he measures financial performance and allocates resources. Thus, the Company reassessed its reporting segments and the Company now consists of four reportable segments: (1) the High CV Thermal segment; (2) the Metallurgical segment; (3) the Powder River Basin (“PRB”) segment; and (4) the Baltimore Marine Terminal segment. Accordingly, the manner in which the Company reports its operations has been changed retrospectively, and all relevant prior period amounts have been recast to reflect this change.
Combustion-Related Activity at Leer South Mine
On January 13, 2025, an isolated combustion-related activity was reported at the Leer South mine, located in Barbour County, West Virginia. The Company temporarily sealed the Leer South mine's active longwall panel in order to extinguish such activity. The Company resumed development work with continuous miners in February 2025, and, based on collaborative, ongoing discussions with regulatory authorities, currently expects to resume longwall mining in mid-2025.
Our Business
We are a world-class producer and exporter of high-quality, low-cost coals, including metallurgical and thermal coals. With a focus on seaborne markets, we play an essential role in meeting the world's growing need for steel, infrastructure and energy, and have ownership interests in two marine export terminals.
The Merger joined two proven leadership teams and operating platforms to establish Core, a premier North American coal producer and exporter of high-quality, low-cost coals with offerings ranging from metallurgical to high calorific value thermal coals. With mining operations and terminal facilities across six states, Core owns 11 mines, including one of the largest, lowest cost and highest calorific value thermal coal mining complexes in North America and one of the largest, lowest cost and highest quality metallurgical coal mine portfolios in the United States. Core also has access to global markets via ownership interests in two export terminals on the U.S. Eastern seaboard, along with strategic connectivity to ports on the West Coast and Gulf of Mexico. The combined company expects to realize meaningful operating synergies through the optimization of support functions, greatly enhanced marketing opportunities and a significantly expanded logistics network, which will enhance the Company's ability to deliver coal reliably and efficiently to its global customers.

How We Evaluate Our Operations
Our management team uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability. The metrics include: (i) adjusted EBITDA, a non-GAAP financial measure; (ii) coal production and sales volumes; (iii) realized coal revenue, a non-GAAP financial measure; (iv) cash cost of coal sold, a non-GAAP financial measure; (v) realized coal revenue per ton sold, an operating ratio derived from non-GAAP financial measures; (vi) cash cost of coal sold per ton, an operating ratio derived from non-GAAP financial measures; and (vii) cash margin per ton sold, an operating ratio derived from non-GAAP financial measures.
We believe that adjusted EBITDA provides a helpful measure of comparing our operating performance with the performance of other companies that have different financing, capital structures and tax rates than ours. We believe that realized coal revenue and realized coal revenue per ton sold better reflect our revenue for the quality of coal sold and our operating results by including all income from coal sales. We believe cash cost of coal sold, cash cost of coal sold per ton and cash margin per ton sold normalize the volatility contained within comparable GAAP measures by adjusting for certain non-operating or non-cash transactions. Each of these non-GAAP measures are used as supplemental financial measures by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:
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
These non-GAAP financial measures should not be considered an alternative to cost of sales, net income (loss) or any other measure of financial performance presented in accordance with GAAP. These measures exclude some, but not all, items that affect measures presented in accordance with GAAP, and these measures and the way we calculate them may vary from those of other companies. As a result, the items presented below may not be comparable to similarly titled measures of other companies.
Reconciliation of Non-GAAP Financial Measures
We define realized coal revenue as revenues reported in the Consolidated Statements of (Loss) Income less transportation costs, transloading revenues and other revenues not directly attributable to coal sales. We define realized coal revenue per ton sold as realized coal revenue divided by tons sold. The following tables present a reconciliation by reportable segment of realized coal revenue and realized coal revenue per ton sold to revenues, the most directly comparable GAAP financial measure, on a historical basis, for each of the periods indicated (in thousands, except per ton information).

	Three Months Ended March 31, 2025
	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Idle, Other and Eliminations	Consolidated
Revenues	$542,086	$304,580	$162,589	$21,226	$(13,075)	$1,017,406
Less: Adjustments to Reconcile to Non-GAAP Segment Realized Coal Revenue
Transportation Expense	93,729	76,982	2,740	—	—	173,451
Terminal Revenues	—	—	—	21,226	(16,270)	4,956
Other Revenues	—	—	—	—	3,195	3,195
Non-GAAP Segment Realized Coal Revenue	$448,357	$227,598	$159,849	$—	$—	$835,804
Tons Sold	7,097	2,316	10,707
Realized Coal Revenue per Ton Sold	$63.18	$98.26	$14.93

	Three Months Ended March 31, 2024
	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Idle, Other and Eliminations	Consolidated
Revenues	$496,729	$35,096	$—	$24,528	$(9,664)	$546,689
Less: Adjustments to Reconcile to Non-GAAP Segment Realized Coal Revenue
Transportation Expense	80,542	3,356	—	—	—	83,898
Terminal Revenues	—	—	—	24,528	(14,056)	10,472
Other Revenues	—	—	—	—	4,392	4,392
Non-GAAP Segment Realized Coal Revenue	$416,187	$31,740	$—	$—	$—	$447,927
Tons Sold	6,091	193	—
Realized Coal Revenue per Ton Sold	$68.33	$164.74	$—
We evaluate our cash cost of coal sold on an aggregate basis by segment and our cash cost of coal sold per ton on a per-ton basis. Cash cost of coal sold includes items such as direct operating costs, royalty and production taxes and direct administration costs, and excludes transportation costs, indirect costs, other costs not directly attributable to the production of coal and depreciation, depletion and amortization costs on production assets. We define cash cost of coal sold per ton as cash cost of coal sold divided by tons sold.
The following tables present a reconciliation by reportable segment of cash cost of coal sold and cash cost of coal sold per ton to cost of sales, the most directly comparable GAAP financial measure, on a historical basis, for each of the periods indicated (in thousands, except per ton information).

	Three Months Ended March 31, 2025
	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Idle, Other and Eliminations	Consolidated
Cost of Sales	$397,290	$324,163	$135,898	$7,825	$5,120	$870,296
Less: Adjustments to Reconcile to Non-GAAP Segment Cash Cost of Coal Sold
Transportation Costs	93,729	76,982	2,740	—	(16,270)	157,181
Cost of Sales from Idled Operations	—	36,406	—	—	4,644	41,050
Terminal Operating Costs	—	—	—	7,825	—	7,825
Other (Operating Overhead, Certain Actuarial, etc.)	—	—	—	—	16,746	16,746
Non-GAAP Segment Cash Cost of Coal Sold	$303,561	$210,775	$133,158	$—	$—	$647,494
Tons Sold	7,097	2,316	10,707
Cash Cost of Coal Sold per Ton	$42.78	$91.00	$12.44

	Three Months Ended March 31, 2024
	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Idle, Other and Eliminations	Consolidated
Cost of Sales	$322,978	$37,982	$—	$7,169	$(14,089)	$354,040
Less: Adjustments to Reconcile to Non-GAAP Segment Cash Cost of Coal Sold
Transportation Costs	80,542	3,356	—	—	(14,056)	69,842
Cost of Sales from Idled Operations	—	—	—	—	1,069	1,069
Terminal Operating Costs	—	—	—	7,169	—	7,169
Other (Operating Overhead, Certain Actuarial, etc.)	—	—	—	—	(1,102)	(1,102)
Non-GAAP Segment Cash Cost of Coal Sold	$242,436	$34,626	$—	$—	$—	$277,062
Tons Sold	6,091	193	—
Cash Cost of Coal Sold per Ton	$40.29	$179.72	$—
We define adjusted EBITDA as (i) net income (loss) plus income taxes, net interest expense and depreciation, depletion and amortization, as adjusted for (ii) certain non-cash items, such as stock-based compensation and loss on debt extinguishment and (iii) certain one-time transactions, such as merger-related expenses. Adjusted EBITDA may also be adjusted for items that may not reflect the trend of future results by excluding transactions that are not indicative of our operating performance or that arise outside of the ordinary course of our business.
The following tables present a reconciliation by reportable segment of adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure, on a historical basis, for each of the periods indicated (in thousands).

	Three Months Ended March 31, 2025
	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Other, Corporate and Eliminations	Consolidated
Net Income (Loss)	$93,506	$(65,472)	$15,911	$12,022	$(125,244)	$(69,277)
Income Tax Benefit	—	—	—	—	(4,216)	(4,216)
Interest Expense, net	—	—	—	—	1,701	1,701
Depreciation, Depletion and Amortization	51,290	45,889	10,780	1,379	12,218	121,556
Stock-Based Compensation	—	—	—	—	12,859	12,859
Merger-Related Expenses	—	—	—	—	49,182	49,182
Loss on Debt Extinguishment	—	—	—	—	11,680	11,680
Adjusted EBITDA	$144,796	$(19,583)	$26,691	$13,401	$(41,820)	$123,485

	Three Months Ended March 31, 2024
	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Other, Corporate and Eliminations	Consolidated
Net Income (Loss)	$130,517	$(4,938)	$—	$16,267	$(39,955)	$101,891
Income Tax Expense	—	—	—	—	16,843	16,843
Interest Expense, net	—	—	—	—	904	904
Depreciation, Depletion and Amortization	45,484	2,052	—	1,092	8,369	56,997
Stock-Based Compensation	—	—	—	—	5,118	5,118
Adjusted EBITDA	$176,001	$(2,886)	$—	$17,359	$(8,721)	$181,753
Results of Operations: Three Months Ended March 31, 2025 Compared with the Three Months Ended March 31, 2024
Revenues
The Company's revenues primarily include sales to customers of coal produced at our operations and coal purchased from third parties. The Company's revenues also include transloading services at the Port of Baltimore, as well as other revenues generated from customers.
As a result of the Merger, consolidated revenues in the three months ended March 31, 2025 were $471 million higher than the three months ended March 31, 2024, and sales tons increased by approximately 13.8 million tons in the period-to-period comparison. Our presence in the metallurgical coal market has expanded with two longwall mines and two continuous miner mines in West Virginia that produce a premium metallurgical product used in the global steel industry. Through the Merger, we also gained two thermal surface mines in the PRB, as well as another thermal longwall mine in Colorado. The PRB mines produce thermal coal for sale into domestic and international markets, while the thermal mine in Colorado produces a high-quality, high calorific value thermal product that can compete effectively in seaborne markets. See the discussion in “Operational Performance” below for further information about segment results.
Cost of Sales
Cost of sales includes items such as direct operating costs, royalty and production taxes, direct administration costs and transportation costs. As a result of the Merger, our consolidated cost of sales in the three months ended March 31, 2025 increased $516 million compared to the three months ended March 31, 2024. See the discussion in “Operational Performance” below for further information about segment results.

Depreciation, Depletion and Amortization

On a consolidated basis, depreciation, depletion and amortization costs were $122 million for the three months ended March 31, 2025, compared to $57 million for the three months ended March 31, 2024. The $65 million increase was primarily due to the Merger and the step-up in basis of assets acquired. See Note 2 - Merger with Arch Resources, Inc. in the Notes to the Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

General and Administrative Costs

On a consolidated basis, general and administrative costs were $40 million for the three months ended March 31, 2025, compared to $21 million for the three months ended March 31, 2024. The $19 million increase in the period-to-period comparison was primarily due to increased compensation-related expenses as a result of the Merger.

Merger-Related Expenses

Merger-related expenses consist of non-recurring transaction costs and include, among others, employee retention costs, fees paid to financial, legal and accounting advisors, severance and benefit costs, filing fees and debt restructuring costs. See Note 2 - Merger with Arch Resources, Inc. in the Notes to the Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Other Operating Income, net

Other operating income, net includes items such as coal reserve holding costs, miscellaneous other income and gain or loss on sales of assets. The $1 million increase in the period-to-period comparison was primarily due to additional other operating activities as a result of the Merger across various categories, none of which were individually material.

Interest Expense and Interest Income

On a consolidated basis, interest expense was $8 million for the three months ended March 31, 2025, compared to $5 million for the three months ended March 31, 2024. The $3 million increase in the period-to-period comparison was primarily due to increased fees associated with the Company's Revolving Credit Facility (as defined below) as a result of the January 2025 amendment and increased fees associated with additional finance leases in place during the three months ended March 31, 2025. See Note 13 - Long-Term Debt in the Notes to the Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Interest income increased $2 million in the period-to-period comparison, primarily as a result of additional cash investments.

Loss on Debt Extinguishment

Loss on debt extinguishment of $12 million was recognized in the three months ended March 31, 2025 due to the amendment of the Company's Revolving Credit Facility and the refinancing of the Company's tax-exempt bonds. See Note 13 - Long-Term Debt in the Notes to the Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

Non-Service Related Pension and Postretirement Benefit Costs

Non-service related pension and postretirement benefit costs increased $2 million in the period-to-period comparison, primarily due to the impact of changes in actuarial assumptions made at the beginning of each year and as a result of the Merger.

Operational Performance: Three Months Ended March 31, 2025 Compared with the Three Months Ended March 31, 2024
Prior to the completion of the Merger, the Company consisted of two reportable segments, the PAMC segment and the CONSOL Marine Terminal segment. Following completion of the Merger, the Company adjusted its internal reporting structure and the Company's chief operating decision maker changed the manner in which he measures financial performance and allocates resources. Thus, the Company now consists of four reportable segments: (1) the High CV Thermal segment; (2) the Metallurgical segment; (3) the Powder River Basin (“PRB”) segment; and (4) the Baltimore Marine Terminal segment. Accordingly, the manner in which the Company reports its operations has been changed retrospectively, and all relevant prior period amounts have been recast to reflect this change.

The High CV Thermal segment consists of the Company's Pennsylvania Mining Complex and the West Elk mine located in Colorado. The Metallurgical segment consists of the Company's Leer, Leer South, Beckley, Mountain Laurel and Itmann coal mines in West Virginia. The PRB segment consists of the Company's Black Thunder and Coal Creek surface mining complexes located in Wyoming. The Baltimore Marine Terminal segment provides coal export terminal services through the Port of Baltimore.
Most of the production from the PRB segment is sold to U.S. power generators, who are systematically shifting their generating capacity to other, non-coal fuel and energy sources. As such, the Company is managing the shrinking of its operational footprint at its PRB operations and has put in place funding to pay for the eventual closure and final reclamation of these operations.
The Company evaluates the performance of its segments utilizing Adjusted EBITDA and various productivity metrics. Adjusted EBITDA measures the operating performance of the Company's segments and is used to allocate resources to the Company's segments. The following table presents results by reportable segment for each of the periods indicated.

	Three Months Ended March 31,
	2025	2024	Variance
High CV Thermal Segment
Total Tons Produced (in millions)	7.3	6.5	0.8
Total Tons Sold (in millions)	7.1	6.1	1.0
Realized Coal Revenue per Ton Sold(1)	$63.18	$68.33	$(5.15)
Cash Cost of Coal Sold per Ton(1)	$42.78	$40.29	$2.49
Cash Margin per Ton Sold(1)	$20.40	$28.04	$(7.64)
Adjusted EBITDA (in thousands)(1)	$144,796	$176,001	$(31,205)

Metallurgical Segment
Total Tons Produced (in millions)	2.1	0.2	1.9
Total Tons Sold (in millions)	2.3	0.2	2.1
Realized Coal Revenue per Ton Sold(1)	$98.26	$164.74	$(66.48)
Cash Cost of Coal Sold per Ton(1)	$91.00	$179.72	$(88.72)
Cash Margin per Ton Sold(1)	$7.26	$(14.98)	$22.24
Adjusted EBITDA (in thousands)(1)	$(19,583)	$(2,886)	$(16,697)

PRB Segment
Total Tons Produced (in millions)	10.7	—	10.7
Total Tons Sold (in millions)	10.7	—	10.7
Realized Coal Revenue per Ton Sold(1)	$14.93	$—	$14.93
Cash Cost of Coal Sold per Ton(1)	$12.44	$—	$12.44
Cash Margin per Ton Sold(1)	$2.49	$—	$2.49
Adjusted EBITDA (in thousands)(1)	$26,691	$—	$26,691

Baltimore Marine Terminal Segment
Throughput Tons (in millions)	4.3	4.5	(0.2)
Adjusted EBITDA (in thousands)(1)	$13,401	$17,359	$(3,958)

(1) Adjusted EBITDA is a non-GAAP financial measure, and realized coal revenue per ton sold, cash cost of coal sold per ton and cash margin per ton sold are operating ratios derived from non-GAAP financial measures. See “How We Evaluate Our Operations - Reconciliation of Non-GAAP Financial Measures” above for definitions and reconciliations of these amounts to the most directly comparable GAAP measures.

HIGH CV THERMAL SEGMENT ANALYSIS:

As a result of the high CV thermal assets acquired in the Merger, sales volumes increased 0.7 million tons, realized coal revenue increased $41 million and cash cost of coal sold increased $45 million in the three months ended March 31, 2025. Adjusted EBITDA decreased $31 million in the period-to-period comparison, primarily due to a $5.15 decrease in realized coal revenue per ton sold as international markets continued to soften due to increased production in China, which weighed on Newcastle prices, coupled with weak demand in Europe, which weighed on API2 pricing.

METALLURGICAL SEGMENT ANALYSIS:

The metallurgical assets acquired in the Merger led to additional sales volumes of 2.1 million tons, realized coal revenue of $203 million and cash cost of coal sold of $185 million in the three months ended March 31, 2025. However, realized coal revenue per ton sold was significantly impacted by reduced metallurgical coal benchmark prices during the three months ended March 31, 2025, which remain challenged due to surplus production and weak demand. In addition to lower realization, Adjusted EBITDA was also impacted by $36 million of costs incurred during the current quarter related to the combustion incident at the Leer South mine.

PRB SEGMENT ANALYSIS:

The PRB assets were acquired in the Merger and as such, there was no activity during the three months ended March 31, 2024. The PRB segment produced and sold 10.7 million tons in the three months ended March 31, 2025. Adjusted EBITDA was $27 million in the current quarter.

BALTIMORE MARINE TERMINAL SEGMENT ANALYSIS:

Adjusted EBITDA for the three months ended March 31, 2025 was $13 million, compared to $17 million for the three months ended March 31, 2024. Throughput volumes at the Baltimore Marine Terminal were 4.3 million tons for the three months ended March 31, 2025, compared to 4.5 million tons for the three months ended March 31, 2024. Baltimore Marine Terminal revenue was $21 million for the three months ended March 31, 2025, compared to $25 million for the three months ended March 31, 2024.
Liquidity and Capital Resources
The Company's potential sources of liquidity include cash generated from operations, cash on hand, short-term investments, borrowings under the Revolving Credit Facility and securitization facilities (which are discussed and defined below), and, if necessary, the ability to issue additional equity or debt securities. The Company believes that cash generated from these sources, without needing to issue additional equity or debt securities, will be sufficient to meet its short-term working capital requirements, long-term capital expenditure requirements, and debt servicing obligations, as well as to provide required letters of credit.

On January 14, 2025, the Company completed the Merger with Arch pursuant to the Merger Agreement. In connection with the Merger, the Company entered into an amendment to its existing Revolving Credit Facility. The amendment increased the available revolving commitments from $355 million to $600 million and extended the scheduled maturity date of the Revolving Credit Facility to April 30, 2029. Additionally, the Company reduced the interest rate margin by 75 basis points while further enhancing financial flexibility.

Our total liquidity as of March 31, 2025 was comprised of the following:

(in millions)	March 31, 2025
Cash and Cash Equivalents	$388
Securitization Facilities - Current Availability	151
Revolving Credit Facility - Current Availability	600
Less: Letters of Credit Outstanding	(281)
Total Liquidity	$858

Events that negatively impact our overall financial condition and liquidity could result in our inability to comply with our credit facility's financial covenants. This could limit our access to our credit facilities if we are unable to obtain waivers from our lenders or amend the credit facilities. Additionally, access to capital remains challenging for the Company's industry as a result of banking, institutional and investor environmental, social and governance (“ESG”) requirements and limitations, which tend to discourage investment in coal and other fossil fuel companies. However, the Company expects to maintain adequate liquidity through its operating cash flow, cash and cash equivalents on hand, and short-term investments, as well as its revolving credit facility and securitization facilities, to fund its working capital needs and capital expenditures in the short-term and long-term.
Uncertainty in the financial markets, tariffs and executive actions by the executive branch of the U.S. government and certain other foreign nations or sovereignties brings additional potential risks to the Company. These risks include a reduction of our ability to raise capital in the equity markets, less availability and higher costs of additional credit and potential counterparty defaults. Overall market disruptions, including as a result of recent or additional bank failures, high interest rates and sustained high inflation, may impact the Company's collection of trade receivables. As a result, the Company regularly monitors the creditworthiness of its customers and counterparties and manages credit exposure through payment terms, credit limits, prepayments and security.

The U.S. government significantly increased the rates and broadened the scope of tariffs imposed on goods imported into the United States from almost all countries. Although some of these tariffs have been rescinded or suspended, increased tariffs by the United States have led and may continue to lead to the imposition of retaliatory tariffs by foreign jurisdictions, including China's imposition of a 125% tariff on the import of all U.S. goods. While tariffs and other retaliatory trade measures imposed by other countries on U.S. goods have not yet had a significant impact on our business or results of operations, these or additional changes in U.S. or international trade policy has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions and could lead to further weakened business conditions for the coal industry.

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
The Company has a $151 million fund in place that will cover, in part, future reclamation costs of the thermal assets in the PRB. Additionally, the Company maintains a $12 million Global Water Treatment Trust Fund that will fund future water treatment obligations in Pennsylvania, as well as replace surety bonds and related collateral requirements. The Company expects to contribute a minimum of $2 million per year to the Global Water Treatment Trust Fund. These amounts are included in Funds for Asset Retirement Obligations on the Consolidated Balance Sheets.
In December 2024, the Office of Workers' Compensation Programs (the “OWCP”) issued a final rule revising the regulations under the Black Lung Benefits Act related to self-insurance by coal mine operators. Under the new standard, self-insured coal mine operators are required to post additional security for the Black Lung benefit liabilities. The final rule requires a security amount equal to 100% of a self-insured operator's projected black lung liabilities. The rule became effective on January 13, 2025, and operators were required to remit the increased security amount within one year. The final rule, including any assessments, is subject to appeal. In February 2025, the Company received letters from the OWCP that additional guidance regarding the final rule will be provided at a future date.

The Company participates in the United Mine Workers of America (the “UMWA”) Combined Benefit Fund and the UMWA 1992 Benefit Plan for which benefits are reflected in the Company's consolidated financial statements when paid. These benefit arrangements may result in additional liabilities that are not recognized on the Consolidated Balance Sheet at March 31, 2025. The various multi-employer benefit plans are discussed in Note 17—Other Employee Benefit Plans in the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The Company's total contributions under the Coal Industry Retiree Health Benefit Act of 1992 were $1 million for the three months ended March 31, 2025 and 2024. The Company also uses a combination of surety bonds, corporate guarantees and letters of credit to secure its financial obligations for employee-related, environmental, performance and various other items which are not reflected on the Consolidated Balance Sheet at March 31, 2025. Management believes these items will expire without being funded. See Note 14—Commitments and Contingent Liabilities in the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by the Company.

Cash Flows (in millions)

	Three Months Ended March 31,
	2025	2024	Change
Net Cash (Used in) Provided by Operating Activities	$(110)	$77	$(187)
Net Cash Provided by (Used in) Investing Activities	$283	$(36)	$319
Net Cash Used in Financing Activities	$(42)	$(68)	$26
Net cash used in operating activities decreased $187 million in the period-to-period comparison, primarily due to the overall decrease in segment earnings and other working capital changes that occurred throughout both periods. The decrease in segment earnings was primarily due to the decrease in realized coal revenue per ton sold as a result of lower API2 prices and reduced metallurgical coal benchmark prices, as well as additional costs incurred in the current quarter related to the combustion event at the Leer South mine.
Net cash provided by investing activities increased $319 million in the period-to-period comparison, primarily due to cash acquired via the Merger, partially offset by the purchase of Arch's tax-exempt bonds. The Company liquidated its remaining U.S. Treasury securities during the three months ended March 31, 2025, resulting in net proceeds of $75 million. Capital expenditures increased $23 million primarily due to expenditures at the operations acquired in the Merger, partially offset by reduced equipment-related expenditures and rebuilds at the PAMC during the three months ended March 31, 2025.
Net cash used in financing activities decreased $26 million in the period-to-period comparison. Cash outflows related to share repurchases totaled $101 million in the three months ended March 31, 2025, compared to $58 million in the three months ended March 31, 2024. During the three months ended March 31, 2025, the Company successfully amended its Revolving Credit Facility and refinanced the Company's tax-exempt bonds. Proceeds of $114 million were received in connection with the bond refinancing, and fees associated with these transactions amounted to $16 million. Additionally, dividend payments increased $10 million period-over-period.
Revolving Credit Facility

In November 2017, the Company entered into a revolving credit facility with PNC Bank, N.A. (the “Revolving Credit Facility”). The Revolving Credit Facility has been amended several times, the most recent of which occurred in January 2025 in connection with the Merger. The January 2025 amendment increased the available revolving commitments from $355 million to $600 million while extending the scheduled maturity date to April 30, 2029. Additionally, the Company reduced the applicable interest margin on its borrowings and letters of credit under the Revolving Credit Facility by 75 basis points.
Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and permitted acquisitions. Amounts repaid under the Revolving Credit Facility may be reborrowed, subject to satisfaction of the conditions to each credit extension. The Credit Agreement provides that up to the full amount of the Revolving Credit Facility will be available for the issuance of letters of credit (the “Letters of Credit”) by each lender under the Revolving Credit Facility, including Arch letters of credit that are deemed to be issued under the Revolving Credit Facility. The Company may increase the revolving credit commitments on the same terms or incur term “A” loans in an aggregate amount of up to $150 million.
Borrowings under the Revolving Credit Facility bear interest at a floating rate that is, at the Company’s option, either (i) SOFR plus a SOFR adjustment of 0.10% plus an applicable margin or (ii) an alternate base rate plus an applicable margin. The applicable margin for the Revolving Credit Facility ranges from 3.00% to 3.75% (for SOFR loans) and 2.00% to 2.75% (for alternate base rate loans), depending on the total net leverage ratio.
The Company’s obligations under the Credit Agreement are fully and unconditionally guaranteed by subsidiaries of the Company that own any portion of the Company’s Pennsylvania Mining Complex, its marine terminal at the Port of Baltimore and specified coal reserves and, subject to certain customary exceptions, all other existing or future direct or indirect wholly-owned material restricted subsidiaries of the Company, including subsidiaries acquired pursuant to the Merger. The obligations under the Credit Agreement are secured by, subject to certain exceptions (including a limitation of pledges of equity interests in certain subsidiaries and certain thresholds with respect to real property), a first-priority lien on the Company's and certain subsidiaries' significant assets.

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
The Company's first lien gross leverage ratio was 0.09 to 1.00 at March 31, 2025. The Company's total net leverage ratio was (0.03) to 1.00 at March 31, 2025. The Company's interest coverage ratio was 93.93 to 1.00 at March 31, 2025. The Company was in compliance with all covenants under the Revolving Credit Facility as of March 31, 2025.
At March 31, 2025, there were no borrowings outstanding under the Revolving Credit Facility and the facility is currently only used for providing letters of credit, with $185 million of letters of credit outstanding, leaving $415 million of unused capacity. From time to time, the Company is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. The Company sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.
Securitization Facilities
At March 31, 2025, certain U.S. subsidiaries of Core Natural Resources were parties to two trade accounts receivable securitization facilities with financial institutions for the sale on a continuous basis of eligible trade accounts receivable.
Pursuant to the securitization facility of the Company that was in place prior to the Merger (the “Legacy CONSOL Securitization Facility”), CONSOL Thermal Holdings LLC, an indirect, wholly-owned subsidiary of the Company, sells trade receivables to CONSOL Pennsylvania Coal Company LLC, a wholly-owned subsidiary of the Company. CONSOL Marine Terminals LLC, a wholly-owned subsidiary of the Company, and CONSOL Pennsylvania Coal Company LLC sell and/or contribute trade receivables (including receivables sold to CONSOL Pennsylvania Coal Company LLC by CONSOL Thermal Holdings LLC) to CONSOL Funding LLC, a wholly-owned subsidiary of the Company (the “SPV”). The SPV, in turn, pledges its interests in the receivables to PNC Bank, N.A., which either makes loans or issues letters of credit on behalf of the SPV. The maximum amount of advances and letters of credit outstanding under the Legacy CONSOL Securitization Facility may not exceed $100 million. In July 2022, the Legacy CONSOL Securitization Facility was amended to, among other things, extend the maturity date to July 29, 2025.
Loans under the Legacy CONSOL Securitization Facility accrue interest at a reserve-adjusted market index rate equal to the applicable term SOFR rate. Loans and letters of credit under the Legacy CONSOL Securitization Facility also accrue a program fee and a letter of credit participation fee, respectively, ranging from 2.00% to 2.50% per annum depending on the total net leverage ratio of the Company. In addition, the SPV paid certain structuring fees to PNC Capital Markets LLC and pays other customary fees to the lenders, including a fee on unused commitments equal to 0.60% per annum.
The agreements comprising the Legacy CONSOL Securitization Facility contain various customary representations and warranties, covenants and default provisions which provide for the termination and acceleration of the commitments and loans under the Legacy CONSOL Securitization Facility in certain circumstances including, but not limited to, failure to make payments when due, breach of representation, warranty or covenant, certain insolvency events or failure to maintain the security interest in the trade receivables, and defaults under other material indebtedness. The Company guarantees the performance of the obligations of CONSOL Thermal Holdings LLC, CONSOL Marine Terminals LLC and CONSOL Pennsylvania Coal Company LLC under the securitization, and will guarantee the obligations of any additional originators or successor servicer that may become party to the Legacy CONSOL Securitization Facility. However, neither the Company nor its affiliates will guarantee collectability of receivables or the creditworthiness of obligors thereunder.

On January 14, 2025 and in connection with the Merger, the securitization facility of Arch that was in place prior to the Merger (the “Legacy Arch Securitization Facility”) was amended to permit the Legacy Arch Securitization Facility to remain outstanding following consummation of the Merger, including by amending the change of control provisions thereunder. Pursuant to the Legacy Arch Securitization Facility, Arch Receivable Company, LLC, an SPV that is a wholly-owned subsidiary of the Company, supports the issuance of letters of credit and requests for cash advances. The Legacy Arch Securitization Facility has a maximum borrowing capacity of $150 million. In August 2022, the Legacy Arch Securitization Facility was amended to, among other things, extend the maturity date to August 1, 2025.
At March 31, 2025, eligible accounts receivable yielded $151 million of borrowing capacity. At March 31, 2025, the facilities had no outstanding borrowings and approximately $96 million of letters of credit outstanding, leaving $55 million of unused capacity. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.
Series 2025 Bonds
On March 27, 2025, the Company borrowed the proceeds of tax-exempt bonds issued by (i) the Pennsylvania Economic Development Financing Authority (“PEDFA”) in the aggregate principal amount of $98 million (the “PEDFA Bonds”), at a fixed rate of 5.45% for an initial term of ten years on an unsecured basis, pursuant to a Bond Purchase Agreement, dated March 19, 2025, by and among Jefferies LLC, as the representative acting on behalf of itself, KeyBanc Capital Markets Inc., PNC Capital Markets LLC, Goldman Sachs & Co. LLC, B. Riley Securities, Inc. and TCBI Securities, Inc. (collectively, the “Underwriters”), PEDFA and the Company; (ii) the Maryland Economic Development Corporation (“MEDCO”) in the aggregate principal amount of $103 million (the “MEDCO Bonds”), at a fixed rate of 5.00% for an initial term of ten years on an unsecured basis, pursuant to a Bond Purchase Agreement, dated March 19, 2025, by and among the Underwriters, MEDCO and the Company; and (iii) the West Virginia Economic Development Authority (“WVEDA”) in the aggregate principal amount of $106 million (the “WVEDA Bonds” and together with the PEDFA Bonds and the MEDCO Bonds, the “Bonds”), at a fixed rate of 5.45% for an initial term of ten years on an unsecured basis, pursuant to a Bond Purchase Agreement, dated March 19, 2025, by and among the Underwriters, WVEDA and the Company.
The Company will use (i) a portion of the proceeds of the PEDFA Bonds to finance and refinance the costs of acquisition, construction, improvement, installation and equipping of certain solid waste disposal facilities located at the Bailey Preparation Plant in West Finley, Pennsylvania in part by refunding in full PEDFA’s outstanding $75 million Solid Waste Disposal Revenue Bonds, Series 2021A (CONSOL Energy Inc. Project), (ii) the proceeds from the MEDCO Bonds to refinance the costs of acquisition, construction, improvement, installation and equipping of certain improvements, modifications and additions to a coal transshipment terminal located in the Canton area of the Port of Baltimore by refunding in full MEDCO’s outstanding $103 million Port Facilities Refunding Revenue Bonds (CNX Marine Terminals Inc. Port of Baltimore Facility) Series 2010 and (iii) a portion of the proceeds of the WVEDA Bonds to finance and refinance the costs of acquisition, construction, improvement, installation and equipping of certain solid waste disposal facilities relating to a longwall coal mining complex known as the Leer South Mine located in Barbour County, West Virginia in part by refunding in full WVEDA’s outstanding $53 million Solid Waste Disposal Facility Revenue Bonds (Arch Resources Project), Series 2020 and $45 million Solid Waste Disposal Facility Revenue Bonds (Arch Resources Project), Series 2021.
The (i) PEDFA Bonds were issued pursuant to an indenture (the “PEDFA Indenture”), dated March 1, 2025, by and between PEDFA and Wilmington Trust, National Association, as trustee (the “Trustee”), and PEDFA made a loan of the proceeds of the PEDFA Bonds to the Company pursuant to a Loan Agreement, dated March 1, 2025 (the “PEDFA Loan Agreement”), between PEDFA and the Company; (ii) MEDCO Bonds were issued pursuant to an indenture (the “MEDCO Indenture”), dated March 1, 2025, by and between MEDCO and the Trustee, and MEDCO made a loan of the proceeds of the MEDCO Bonds to the Company pursuant to a Loan Agreement, dated March 1, 2025 (the “MEDCO Loan Agreement”), between MEDCO and the Company; and (iii) WVEDA Bonds were issued pursuant to an indenture (the “WVEDA Indenture” and together with the PEDFA Indenture and the MEDCO Indenture, the “Indentures”), dated March 1, 2025, by and between WVEDA and the Trustee, and WVEDA made a loan of the proceeds of the WVEDA Bonds to the Company pursuant to a Loan Agreement, dated as of March 1, 2025 (the “WVEDA Loan Agreement” and together with the PEDFA Loan Agreement and MEDCO Loan Agreement, the “Loan Agreements”), between WVEDA and the Company. Under the terms of the Loan Agreements, the Company agreed to make all payments of principal, interest and other amounts at any time due on the respective Bonds or under the respective Indenture.

Material Cash Requirements
The Company expects to make payments of $30 million on its long-term debt and operating and finance lease obligations, including interest, in the next 12 months.
The Company expects to make payments of $72 million on its employee-related long-term liabilities in the next 12 months, including obligations that the Company has under multi-employer plans.
The Company expects to make payments of $84 million on its environmental obligations and $140 million on its other current liabilities in the next 12 months.
The Company believes it will be able to satisfy these material requirements with cash generated from operations, cash on hand, short-term investments, borrowings under the Revolving Credit Facility and securitization facilities, and, if necessary, cash generated from its ability to issue additional equity or debt securities.
Debt
At March 31, 2025, the Company had total long-term debt and finance lease obligations of $374 million outstanding, including the current portion of $37 million. This long-term debt consisted of:
•An aggregate principal amount of $106 million of WVEDA Bonds, which were issued to finance a coal refuse disposal area at the Leer South mine, which bear interest at 5.45% per annum for an initial term of ten years and mature in January 2055. Interest on the WVEDA Bonds is payable on April 1 and October 1 of each year.
•An aggregate principal amount of $103 million of MEDCO Bonds, which were issued to finance the Baltimore Marine Terminal, which bear interest at 5.00% per annum for an initial term of ten years and mature in July 2048. Interest on the MEDCO Bonds is payable on February 1 and August 1 of each year.
•An aggregate principal amount of $98 million of PEDFA Bonds, which were issued to finance the ongoing expansion of the coal refuse disposal area at the Central Preparation Plant, which bear interest at 5.45% per annum for an initial term of ten years and mature in January 2051. Interest on the PEDFA Bonds is payable on June 1 and December 1 of each year.
•An aggregate principal amount of $26 million of finance leases with a weighted average interest rate of 6.63%.
•Advanced royalty commitments of $6 million with a weighted average interest rate of 8.10% per annum.
•An aggregate principal amount of $35 million of other debt arrangements.
At March 31, 2025, the Company had no borrowings outstanding and approximately $185 million of letters of credit outstanding under the $600 million Revolving Credit Facility. At March 31, 2025, the Company had no borrowings outstanding and approximately $96 million of letters of credit outstanding under the $250 million securitization facilities.
Stock Repurchases
On February 18, 2025, the Company's Board of Directors approved a capital return framework that involves a mix of dividends and share repurchases. The repurchase program permits the repurchase, from time to time, of the Company's outstanding shares of common stock in an aggregate amount of up to $1 billion, subject to certain limitations in the Company's debt agreements.
During the three months ended March 31, 2025, the Company repurchased and retired 1,377,294 shares of the Company's common stock at an average price of $73.52 per share.

Total Equity and Dividends
Total equity attributable to the Company was $3,896 million at March 31, 2025 and $1,568 million at December 31, 2024. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.
The declaration and payment of dividends by the Company is at the discretion of the Company's Board of Directors. The Revolving Credit Facility and the Series 2025 Bonds include certain covenants limiting the Company's ability to declare and pay dividends.
On May 8, 2025, the Company announced a $0.10 per share dividend in an aggregate amount of approximately $5.3 million, payable on June 13, 2025 to all stockholders of record as of May 30, 2025.
Critical Accounting Estimates
The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make judgments, estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There have been no material changes to the Company's critical accounting estimates from the Annual Report on Form 10-K for the year ended December 31, 2024, except as set forth below.
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. The determination of fair values of identifiable assets and liabilities requires estimates and the use of valuation techniques when fair value is not readily available and requires a significant amount of management judgment. Although the Company believes its estimates of fair values are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on the determination of fair value of the assets acquired in the Merger. During the measurement period (a period not to exceed 12 months from the closing date of the Merger), the Company may record adjustments to the assets acquired and liabilities assumed due to the use of preliminary information in its initial estimates. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
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
•the effects of our securities being excluded from certain investment funds as a result of ESG practices;
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
•the outcomes of various legal proceedings, including those that are more fully described herein;
•the risk of our debt agreements, our debt and changes in interest rates affecting our operating results and cash flows;
•information theft, data corruption, operational disruption and/or financial loss resulting from a terrorist attack or cyber incident;
•the potential failure to retain and attract qualified personnel of the Company;
•failure to maintain effective internal control over financial reporting;
•uncertainty with respect to the Company’s common stock, potential stock price volatility and future dilution;
•uncertainty regarding the timing and value of any dividends we may declare;
•uncertainty as to whether we will repurchase shares of our common stock;
•inability of stockholders to bring legal action against us in any forum other than the state courts of Delaware;
•the risk that the businesses of the Company and Arch will not be integrated successfully;
•the risk that the anticipated benefits of the Merger may not be realized or may take longer to realize than expected;
•the risks related to new or existing tariffs and other trade measures; and
•other unforeseen factors.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company's exposures to market risk have not materially changed since December 31, 2024. Please see these quantitative and qualitative disclosures about market risk in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Core Natural Resources, under the supervision and with the participation of its management, including Core's principal executive officer and principal financial officer, evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, Core Natural Resources' principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2025 to ensure that information required to be disclosed by Core Natural Resources in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by Core Natural Resources, Inc. in such reports is accumulated and communicated to Core's management, including Core's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
Under SEC guidelines, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year following an acquisition while integrating the acquired company. During the first quarter of 2025, we completed the Merger and began integrating the acquired assets into our internal control over financial reporting. We have excluded the acquired operations of Arch from our assessment of the Company's internal control over financial reporting, but will continue to evaluate and monitor our internal control over financial reporting and will continue to evaluate the operating effectiveness of related key controls. Arch constituted approximately 50% of total revenues for the three months ended March 31, 2025 and approximately 53% of total assets as of March 31, 2025.
Except as noted above, there were no changes in the Company's internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that occurred during the first quarter of 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this quarterly report, including the risk factor set forth below, you should carefully consider the factors described in “Part 1 - Item 1A. Risk Factors” of Core Natural Resources, Inc.'s 2024 Form 10-K. These described risks are not the only risks the Company faces. Additional risks and uncertainties not currently known to Core Natural Resources, Inc. or that the Company currently deems to be immaterial also may materially adversely affect Core's business, results of operations, financial condition and cash flows.

New or existing tariffs and other trade measures could adversely affect our business, results of operations, financial condition and cash flows.
New or existing tariffs and other trade measures could adversely affect our business, results of operations, financial condition and cash flows, either directly or indirectly through various adverse impacts on our significant customers. During the last several years, the U.S. Government imposed tariffs on steel and aluminum and a broad range of other products imported into the U.S. In response to the tariffs imposed by the U.S., the European Union, Canada, Mexico and China have announced tariffs on U.S. goods and services. In February 2025, China announced a 15% tariff on coal and liquified natural gas products from the United States. In April 2025, the U.S. Government imposed tariffs on all imports with limited exceptions. This included additional tariffs on imports from China, and China again responded with a 125% tariff on the import of all U.S. goods. These actions are unprecedented and have caused substantial uncertainty and volatility in financial markets. These tariffs, along with any additional tariffs or trade restrictions that may be implemented by the U.S. or retaliatory trade measures or tariffs implemented by other countries, could result in reduced economic activity, increased costs in operating our business, reduced demand and changes in purchasing behaviors for thermal and metallurgical coal, limits on trade with the United States or other potentially adverse economic outcomes. Changes in tariffs and trade restrictions can be announced with little or no advance notice. The adoption and expansion of tariffs or other trade restrictions, increasing trade tensions, or other changes in governmental policies related to taxes, tariffs, trade agreements or policies, are difficult to predict, which makes attendant risks difficult to anticipate and mitigate. If we are unable to navigate further changes in U.S. or international trade policy, it could have a material adverse impact on our business and results of operations. Additionally, we sell coal into the export thermal market and the export metallurgical market. Accordingly, our international sales may also be impacted by the tariffs and other restrictions on trade between the U.S. and other countries. We cannot predict further developments, and such existing or future tariffs could have a material adverse effect on our business, results of operations, financial condition and cash flows.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth repurchases of the Company's common stock during the three months ended March 31, 2025:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (000s omitted) (2)
January 1, 2025 - January 31, 2025	—	$—	—	$—	(1)(3)
February 1, 2025 - February 28, 2025	374,256	$74.84	374,256	$971,989	(3)
March 1, 2025 - March 31, 2025	1,003,038	$73.03	1,003,038	$898,741	(3)
(1) On February 18, 2025, the Company's Board of Directors approved a capital return framework that involves a mix of dividends and share repurchases. The repurchase program permits the repurchase, from time to time, of the Company's outstanding shares of common stock in an aggregate amount of up to $1 billion, subject to certain limitations in the Company's debt agreements. As of May 8, 2025, approximately $899 million remained available under the stock repurchase program. The repurchases will be effected from time to time on the open market, in privately negotiated transactions or under a Rule 10b5-1 plan. The program does not obligate the Company to acquire any particular amount of its common stock, and the program can be modified or suspended at any time at the Company's discretion.
(2) Management cannot estimate the number of shares that will be repurchased because purchases are made based upon the Company's stock price, the Company's financial outlook and alternative investment options.
(3) In the three months ended March 31, 2025, the Company utilized approximately $101 million to repurchase shares of its common stock.

Dividends

The declaration and payment of dividends by the Company is at the discretion of the Company's Board of Directors, and no assurance can be given that the Company will pay dividends in the future. The determination to pay dividends in the future will depend upon, among other things, general business conditions, the Company's financial results, contractual and legal restrictions regarding the payment of dividends by the Company, planned investments by the Company and such other factors as the Board of Directors deems relevant. The Revolving Credit Facility and the Series 2025 Bonds include certain covenants limiting the Company's ability to declare and pay dividends.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report on Form 10-Q.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans

Our executive officers and directors may from time to time enter into plans or arrangements for the purchase or sale of our Common Stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K), except as follows:

•On March 24, 2025, John M. Rothka, Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement for the sale of up to 9,500 shares of our Common Stock, subject to certain conditions. The arrangement's expiration date is December 31, 2025, for a duration of 282 days.

ITEM 6. EXHIBITS

Exhibits	Description	Method of Filing

2.1	Separation and Distribution Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.1 to Form 8-K (File No. 001-38147) filed on December 4, 2017
2.2	Tax Matters Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.2 to Form 8-K (File No. 001-38147) filed on December 4, 2017
2.3	Employee Matters Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.3 to Form 8-K (File No. 001-38147) filed on December 4, 2017
2.4	Intellectual Property Matters Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.4 to Form 8-K (File No. 001-38147) filed on December 4, 2017
2.5***	Agreement and Plan of Merger, dated as of October 22, 2020, by and among CONSOL Energy Inc., Transformer LP Holdings Inc., Transformer Merger Sub LLC, CONSOL Coal Resources LP and CONSOL Coal Resources GP LLC	Filed as Exhibit 2.1 to Form 8-K (File No. 001-38147) filed on October 23, 2020
2.6	Agreement and Plan of Merger, dated August 20, 2024, among CONSOL Energy Inc., Mountain Range Merger Sub Inc. and Arch Resources, Inc.#	Filed as Exhibit 2.1 to Form 8-K (File No. 001-38147) filed on August 21, 2024
2.7	Debtors' Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code	Filed as Exhibit 2.1 to Arch's Form 8-K (File No. 001-13105) filed on September 15, 2016
2.8	Order Confirming Debtors' Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code on September 13, 2016	Filed as Exhibit 2.2 to Arch's Form 8-K (File No. 001-13105) filed on September 15, 2016
3.1	Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to Form 8-K (File No. 001-38147) filed on December 4, 2017
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to Form 8-K (File No. 001-38147) filed on May 8, 2020
3.3	Second Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to Form 8-K (File No. 001-38147) filed on May 6, 2024
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to Form 8-K (File No. 001-38147) filed on January 15, 2025
3.5	Fourth Amended and Restated Bylaws of the Company	Filed as Exhibit 3.2 to Form 8-K (File No. 001-38147) filed on January 15, 2025
4.1	Indenture dated as of November 13, 2017 by and between CONSOL Energy Inc. (formerly known as CONSOL Mining Corporation) and UMB Bank, N.A., as Trustee and Collateral Trustee (including form of supplemental indenture on subsidiary guarantors).	Filed as Exhibit 4.1 to Form 8-K (File No. 001-38147) filed on November 15, 2017
4.2	Description of Capital Stock	Filed as Exhibit 4.2 to Form 10-K (File No. 001-38147) filed on February 20, 2025
4.3	Indenture, dated as of April 1, 2021, among CONSOL Energy Inc., the subsidiary guarantors party thereto and Wilmington Trust, N.A., as trustee	Filed as Exhibit 4.1 to Form 8-K (File No. 001-38147) filed on April 19, 2021

4.4	Loan Agreement, dated as of April 1, 2021, between the Pennsylvania Economic Development Financing Authority and the Company	Filed as Exhibit 4.2 to Form 8-K (File No. 001-38147) filed on April 19, 2021
4.5	Guaranty Agreement, dated as of April 1, 2021, among the subsidiary guarantors of CONSOL Energy Inc. and Wilmington Trust, N.A., as trustee	Filed as Exhibit 4.3 to Form 8-K (File No. 001-38147) filed on April 19, 2021
10.1	Transition Services Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.2	CNX Resources Corporation to CONSOL Energy Inc. Trademark License Agreement dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 10.2 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.3	CONSOL Energy Inc. to CNX Resources Corporation Trademark License Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 10.3 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.4	First Amendment to Contract Agency Agreement, dated as of November 28, 2017, by and among CONSOL Energy Sales Company, CONSOL Thermal Holdings LLC (formerly known as CNX Thermal Holdings LLC) and the other parties thereto	Filed as Exhibit 10.5 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.5	First Amendment to Water Supply and Services Agreement, dated as of November 28, 2017 by and between CNX Water Assets LLC and CONSOL Thermal Holdings LLC (formerly known as CNX Thermal Holdings LLC)	Filed as Exhibit 10.6 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.6	Second Amendment to the Pennsylvania Mine Complex Operating Agreement, dated as of November 28, 2017, by and among CONSOL Pennsylvania Coal Company LLC, Conrhein Coal Company, CONSOL Thermal Holdings LLC and CONSOL Coal Resources LP	Filed as Exhibit 10.7 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.7	Credit Agreement, dated as of November 28, 2017, by and among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the other Secured Parties referred to therein#	Filed as Exhibit 10.8 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.8	Amendment No. 1, dated as of March 28, 2019, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on April 3, 2019
10.9	Amendment No. 2, dated as of June 5, 2020, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on June 11, 2020
10.10	Amendment No. 3, dated as of March 29, 2021, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on March 31, 2021

10.11	Amendment No. 4, dated as of July 18, 2022, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on July 25, 2022
10.12	Amendment No. 5, dated as of June 12, 2023, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on June 13, 2023
10.13	Amendment No. 6, dated as of January 14, 2025, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on January 15, 2025
10.14	CONSOL Energy Inc. Omnibus Performance Incentive Plan*	Filed as Exhibit 4.3 to Form S-8 (File No. 333-221727) filed on November 22, 2017
10.15	Purchase and Sale Agreement, dated as of November 30, 2017, by and among CONSOL Marine Terminals LLC, CONSOL Pennsylvania Coal Company LLC and CONSOL Funding LLC	Filed as Exhibit 10.11 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.16	Sub-Originator Sale Agreement, dated as of November 30, 2017, by and between CONSOL Thermal Holdings LLC and CONSOL Pennsylvania Coal Company LLC	Filed as Exhibit 10.12 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.17	Receivables Financing Agreement, dated as of November 30, 2017, by and among CONSOL Funding LLC, CONSOL Pennsylvania Coal Company LLC, PNC Bank, N.A., PNC Capital Markets, LLC and certain lenders from time to time party thereto	Filed as Exhibit 10.13 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.18	First Amendment to Receivables Financing Agreement dated as of May 29, 2018	Filed as Exhibit 10.13 to Form 10-K (File No. 001-38147) filed on February 12, 2021
10.19	Second Amendment to Receivables Financing Agreement dated as of June 26, 2018	Filed as Exhibit 10.14 to Form 10-K (File No. 001-38147) filed on February 12, 2021
10.20	Third Amendment to Receivables Financing Agreement dated as of July 19, 2018	Filed as Exhibit 10.15 to Form 10-K (File No. 001-38147) filed on February 12, 2021
10.21	Fourth Amendment to Receivables Financing Agreement dated as of August 30, 2018	Filed as Exhibit 10.16 to Form 10-K (File No. 001-38147) filed on February 12, 2021
10.22	Fifth Amendment to Receivables Financing Agreement dated as of March 27, 2020**	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on May 11, 2020
10.23	Sixth Amendment to Receivables Financing Agreement dated as of June 22, 2022**	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on August 4, 2022
10.24	Seventh Amendment to Receivables Financing Agreement dated as of July 29, 2022**	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on August 4, 2022

10.25	Third Amended and Restated Receivables Purchase Agreement, dated October 5, 2016, among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as initial servicer, PNC Bank, National Association as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers	Filed as Exhibit 10.2 of Arch's Form 8-K (File No. 001-13105) filed on October 11, 2016
10.26	First Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of April 27, 2017, among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC Bank, National Association as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers	Filed as Exhibit 10.2 of Arch's Form 8-K (File No. 001-13105) filed on May 2, 2017
10.27	Second Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of August 27, 2018, among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC Bank, National Association as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers	Filed as Exhibit 10.7 of Arch's Form 10-Q (File No. 001-13105) for the period ended September 30, 2018 filed on October 23, 2018
10.28	Third Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of May 14, 2019, among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC Bank, National Association as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers	Filed as Exhibit 10.9 of Arch Resources' Form 10-Q (File No. 001-13105) for the period ended June 30, 2019 filed on July 24, 2019
10.29	Fourth Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of September 30, 2020, among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC Bank, National Association as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers	Filed as Exhibit 10.12 of Arch's Form 10-Q (File No. 001-13105) for the period ended September 30, 2020 filed on October 23, 2020
10.30	Fifth Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of December 4, 2020, among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC Bank, National Association as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers	Filed as Exhibit 10.13 of Arch's Form 10-Q (File No. 001-13105) for the period ended March 31, 2021 filed on April 22, 2021
10.31	Sixth Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of October 8, 2021, among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC Bank, National Association as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers	Filed as Exhibit 10.15 of Arch's Form 10-Q (File No. 001-13105) for the period ended September 30, 2021 filed on October 26, 2021
10.32	Seventh Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of August 3, 2022, among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC Bank, National Association as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers	Filed as Exhibit 10.17 of Arch's Form 10-Q (File No. 001-13105) for the period ended September 30, 2022 filed on October 27, 2022
10.33	Eighth Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of February 8, 2024, among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC Bank, National Association as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers	Filed as Exhibit 10.17 of Arch's Form 10-K (File No. 001-13105) for the year ended December 31, 2023 filed on February 15, 2024

10.34	Ninth Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of January 14, 2025, among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC Bank, National Association as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers	Filed as Exhibit 10.2 to Form 8-K (File No. 001-38147) filed on January 15, 2025
10.35	Second Amended and Restated Purchase and Sale Agreement among Arch Resources, Inc. and certain subsidiaries of Arch Resources, Inc., as originators	Filed as Exhibit 10.3 of Arch's Form 8-K (File No. 001-13105) filed on October 11, 2016
10.36	First Amendment to the Second Amended and Restated Purchase and Sale Agreement, dated as of December 21, 2016, among Arch Resources, Inc. and certain subsidiaries of Arch Resources, Inc., as originators	Filed as Exhibit 10.7 of Arch's Form 10-Q (File No. 001-13105) for the period ended September 30, 2017 filed on October 31, 2017
10.37	Second Amendment to the Second Amended and Restated Purchase and Sale Agreement, dated as of April 27, 2017, among Arch Resources, Inc. and certain subsidiaries of Arch Resources, Inc., as originators	Filed as Exhibit 10.3 of Arch Resources' Form 8-K (File No. 001-13105) filed on May 2, 2017
10.38	Third Amendment to the Second Amended and Restated Purchase and Sale Agreement, dated as of September 14, 2017, among Arch Resources, Inc. and certain subsidiaries of Arch Resources, Inc., as originators	Filed as Exhibit 10.16 of Arch's Form 10-K (File No. 001-13105) for the year ended December 31, 2020 filed on February 12, 2021
10.39	Fourth Amendment to the Second Amended and Restated Purchase and Sale Agreement, dated as of December 13, 2019, among Arch Resources, Inc. and certain subsidiaries of Arch Resources, Inc., as originators	Filed as Exhibit 10.17 of Arch's Form 10-K (File No. 001-13105) for the year ended December 31, 2020 filed on February 12, 2021
10.40	Fifth Amendment and Waiver to the Second Amended and Restated Purchase and Sale Agreement, dated as of June 17, 2020, among Arch Resources, Inc. and certain subsidiaries of Arch Resources, Inc., as originators	Filed as Exhibit 10.18 of Arch's Form 10-K (File No. 001-13105) for the year ended December 31, 2020 filed on February 12, 2021
10.41	Sixth Amendment to the Second Amended and Restated Purchase and Sale Agreement, dated as of December 31, 2020, among Arch Resources, Inc. and certain subsidiaries of Arch Resources, Inc., as originators	Filed as Exhibit 10.19 of Arch's Form 10-K (File No. 001-13105) for the year ended December 31, 2020 filed on February 12, 2021
10.42	Seventh Amendment to the Second Amended and Restated Purchase and Sale Agreement, dated as of March 13, 2023, among Arch Resources, Inc. and certain subsidiaries of Arch Resources, Inc., as originators	Filed as Exhibit 10.25 of Arch's Form 10-Q (File No. 001-13105) for the period ended March 31, 2023 filed on April 27, 2023
10.43	Second Amended and Restated Sale and Contribution Agreement between Arch Resources, Inc., as the transferor, and Arch Receivable Company, LLC	Filed as Exhibit 10.4 of Arch's Form 8-K (File No. 001-13105) filed on October 11, 2016
10.44	First Amendment to the Second Amended and Restated Sale and Contribution Agreement, dated as of April 27, 2017, between Arch Resources, Inc., as the transferor, and Arch Receivable Company, LLC	Filed as Exhibit 10.4 of Arch's Form 8-K (File No. 001-13105) filed on May 2, 2017
10.45	Second Amendment and Restatement of Master Cooperation and Safety Agreement by and among CONSOL Energy Inc., CNX Gas Company LLC, CNX Resources Holdings LLC and certain other parties thereto	Filed as Exhibit 10.5 to Form 10-12B/A (File No. 001-38147) filed on October 27, 2017
10.46	Coal Lease Agreement dated as of March 31, 1992, among Allegheny Land Company, as lessee, and UAC and Phoenix Coal Corporation, as lessors, and related guarantee	Filed by Ashland Coal, Inc. on Form 8-K on April 6, 1992
10.47	Federal Coal Lease dated as of January 24, 1996 between the U.S. Department of the Interior and the Thunder Basin Coal Company	Filed as Exhibit 10.20 to Arch's Form 10-K (File No. 001-13105) for the year ended December 31, 1998 filed on March 2, 1999

10.48	Federal Coal Lease dated as of November 1, 1967 between the U.S. Department of the Interior and the Thunder Basin Coal Company	Filed as Exhibit 10.21 to Arch's Form 10-K (File No. 001-13105) for the year ended December 31, 1998 filed on March 2, 1999
10.49	Federal Coal Lease effective as of June 9, 1995 between the U.S. Department of the Interior and Mountain Coal Company	Filed as Exhibit 10.22 to Arch Resources' Form 10-K (File No. 001-13105) for the year ended December 31, 1998 filed on March 2, 1999
10.50	Federal Coal Lease dated as of January 1, 1999 between the U.S. Department of the Interior and Ark Land Company	Filed as Exhibit 10.23 to Arch's Form 10-K (File No. 001-13105) for the year ended December 31, 1998 filed on March 2, 1999
10.51	Federal Coal Lease effective as of March 1, 2005 by and between the United States of America and Arch Land LT, Inc. covering the tract of land known as “Little Thunder” in Campbell County, Wyoming	Filed as Exhibit 99.1 to Arch's Form 8-K (File No. 001-13105) filed on February 10, 2005
10.52	Modified Coal Lease (WYW71692) executed January 1, 2003 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Rochelle” in Campbell County, Wyoming	Filed as Exhibit 10.24 to Arch's Form 10-K (File No. 001-13105) for the year ended December 31, 2004 filed on March 11, 2005
10.53	Coal Lease (WYW127221) executed January 1, 1998 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Roundup” in Campbell County, Wyoming	Filed as Exhibit 10.25 to Arch's Form 10-K (File No. 001-13105) for the year ended December 31, 2004 filed on March 11, 2005
10.54	CONSOL Energy Inc. Deferred Compensation Plan for Non-Employee Directors*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on November 1, 2018
10.55	Employment Agreement of James A. Brock*	Filed as Exhibit 10.1 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.56	Change in Control Severance Agreement for Martha A. Wiegand*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.57	Change in Control Severance Agreement for Kurt Salvatori*	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.58	Change in Control Severance Agreement for John Rothka*	Filed as Exhibit 10.6 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.59	Form of Employment Agreement for Executive Officers of Arch Resources, Inc. and assumed by Core Natural Resources, Inc.*	Filed as Exhibit 10.4 of Arch's Form 10-K (File No. 001-13105) for the year ended December 31, 2011 filed on February 29, 2012
10.60	Form Notice of Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.7 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.61	Form Notice of Performance-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.8 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.62	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Spin Recognition (Non-Employee Director)*	Filed as Exhibit 10.9 to Form 10-Q (File No. 001-38147) filed on May 3, 2018

10.63	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Spin Recognition*	Filed as Exhibit 10.10 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.64	Form Notice of Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on May 8, 2019
10.65	Form Notice of Performance-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on May 8, 2019
10.66	Change in Control Severance Agreement for Miteshkumar Thakkar*	Filed as Exhibit 10.30 to Form 10-K (File No. 001-38147) filed on February 11, 2022
10.67	Form of Notice of Restricted Stock Unit Award Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on May 11, 2020
10.68	Form of Notice of Performance-Based Restricted Stock Unit Award Terms and Conditions for James A. Brock*#	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on May 11, 2020
10.69	Form of Notice of Performance-Based Cash Award*#	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on May 11, 2020
10.70	CONSOL Energy Inc. 2020 Amended and Restated Omnibus Performance Incentive Plan*	Filed as Exhibit 4.4 to Registration Statement on Form S-8 (file No. 333-238173) filed on May 11, 2020
10.71	Form of Notice of Restricted Stock Unit Award Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on August 10, 2020
10.72	Form Notice of Performance-based Cash Award and Terms and Conditions*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on May 4, 2021
10.73	Form Notice of Performance-based Market Share Units Award and Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on May 4, 2021
10.74	Form of Notice of Restricted Stock Unit Award Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.1 to Form 10-Q (File No. 001-38147) filed on August 3, 2021
10.75	Support Agreement, dated as of October 22, 2020, by and among CONSOL Energy Inc. and CONSOL Coal Resources LP	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on October 23, 2020
10.76	Amendment to CONSOL Energy Inc. 2020 Amended and Restated Omnibus Performance Incentive Plan, effective as of December 30, 2020 (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 filed on December 31, 2020)	Filed as Exhibit 4.5 to Form S-8 (File No. 001-38147) filed on December 31, 2020
10.77	First Amendment to Employment Agreement of James A. Brock*	Filed as Exhibit 10.45 to Form 10-K (File No. 001-38147) filed on February 12, 2021
10.78	Second Amendment to Employment Agreement of James A. Brock*	Filed as Exhibit 10.44 to Form 10-K (File No. 001-38147) filed on February 11, 2022
10.79	Form of Notice of Restricted Stock Unit Award Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on August 4, 2022
10.80	Form Notice of Performance Based Cash Award and Terms and Conditions*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on May 3, 2022

10.81	Form Notice of Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on May 3, 2022
10.82	2022 Executive Short-Term Incentive Program Terms and Conditions*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on May 3, 2022
10.83	Third Amendment to Employment Agreement of James A. Brock*	Filed as Exhibit 10.52 to Form 10-K (File No. 001-38147) filed on February 10, 2023
10.84	Change in Control Severance Agreement for Miteshkumar Thakkar*	Filed as Exhibit 10.53 to Form 10-K (File No. 001-38147) filed on February 10, 2023
10.85	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on August 8, 2023
10.86	Form Notice of Performance-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on August 8, 2023
10.87	Form Notice of Service-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on August 8, 2023
10.88	2023 Executive Short-Term Incentive Program Terms and Conditions*	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on August 8, 2023
10.89	Form Notice of Performance-based Restricted Stock Unit Award Terms and Conditions*	Filed as Exhibit 10.1 to Form 10-Q (File No. 001-38147) filed on May 7, 2024
10.90	Form Notice of Service-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on May 7, 2024
10.91	2024 Executive Short-Term Incentive Program Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on May 7, 2024
10.92	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.1 to Form 10-Q (File No. 001-38147) filed on August 8, 2024
10.93	Waiver, Acknowledgement and Amendment, dated August 20, 2024, by and between CONSOL Energy Inc. and James A. Brock	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on August 21, 2024
10.94	Separation of Employment and General Release Agreement, by and between the Company and Martha A. Wiegand	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on November 12, 2024
10.95	Form of Indemnification and Advancement Agreement	Filed as Exhibit 10.3 to Form 8-K (File No. 001-38147) filed on January 15, 2025
10.96	Form of Performance Restricted Stock Unit Award Agreement (Executive 2025 Annual Award)*	Filed herewith
10.97	Form of Restricted Stock Unit Award Agreement (Executive 2025 Annual Award)*	Filed herewith
10.98	Form of Performance Restricted Stock Unit Award Agreement (Executive Start-Up Grant)*	Filed herewith
10.99	Form of Restricted Stock Unit Award Agreement (Executive Start-Up Grant)*	Filed herewith

10.100	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors 2025 Annual Award and Start-Up Grant)*	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
95	Mine Safety and Health Administration Safety Data	Filed herewith
101	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2025, furnished in Inline XBRL)	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL)	Contained in Exhibit 101

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

CORE NATURAL RESOURCES, INC.

May 8, 2025	By:	/s/ PAUL A. LANG
Paul A. Lang
Director, Chief Executive Officer (Principal Executive Officer)

May 8, 2025	By:	/s/ MITESHKUMAR B. THAKKAR
Miteshkumar B. Thakkar
Chief Financial Officer and President (Principal Financial Officer)

May 8, 2025	By:	/s/ JOHN M. ROTHKA
John M. Rothka
Chief Accounting Officer (Principal Accounting Officer)