Form 10-Q
period 2025-06-30
Core Natural Resources, Inc.
filed 2025-08-05
CIK 1710366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2025
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Core Natural Resources, Inc. had 51,471,519 shares of common stock, $0.01 par value, outstanding at July 31, 2025.

Explanatory Note
Core Natural Resources, Inc. was formerly known as CONSOL Energy Inc., a Delaware corporation. On January 14, 2025, CONSOL Energy Inc. completed its previously announced all-stock merger of equals transaction (the “Merger”) with Arch Resources, Inc., a Delaware corporation (“Arch”), pursuant to that certain Agreement and Plan of Merger, dated as of August 20, 2024 (the “Merger Agreement”), by and among CONSOL Energy Inc., Mountain Range Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of CONSOL Energy Inc. (“Merger Sub”), and Arch. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Arch, with Arch continuing as the surviving corporation and as a wholly-owned subsidiary of CONSOL Energy Inc. As a result of the Merger and pursuant to the Merger Agreement, CONSOL Energy Inc. was renamed “Core Natural Resources, Inc.” and began trading under the ticker symbol “CNR” on January 15, 2025.
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
•“Dominion Terminal” refers to the ground storage-to-vessel coal transloading facility in Newport News, Virginia operated by DTA;
•“DTA” refers to Dominion Terminal Associates LLP, a limited liability partnership, in which the Company owns a 35% interest;
•“former parent” refers to CNX Resources Corporation and its consolidated subsidiaries;
•“Greenfield Reserves and Resources” refers to those undeveloped reserves and resources controlled by the Company in the Northern Appalachian, Central Appalachian, Illinois and Powder River basins that are not associated with active mining complexes;
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
•“Pennsylvania Mining Complex” or “PAMC” refers to the Company's Bailey, Enlow Fork and Harvey high calorific value thermal coal mines, and the Central Preparation Plant serving those mines, located in southwestern Pennsylvania and northern West Virginia; and
•“West Elk” refers to the Company's high calorific value thermal mining complex located in Gunnison County, Colorado.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CORE NATURAL RESOURCES, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$1,102,361	$490,720	$2,119,767	$1,037,409

Costs and Expenses:
Cost of Sales (exclusive of items shown separately below)	912,574	344,037	1,782,870	698,077
Depreciation, Depletion and Amortization	169,263	54,847	290,819	111,844
General and Administrative Costs	34,829	20,885	124,152	41,518
Other Operating Expense (Income), net	4,948	(903)	(4,911)	(9,923)
	1,121,614	418,866	2,192,930	841,516

(Loss) Income from Operations	(19,253)	71,854	(73,163)	195,893

Interest Expense	(10,051)	(4,993)	(18,070)	(10,399)
Interest Income	6,401	4,627	12,719	9,129
Loss on Debt Extinguishment	—	—	(11,680)	—
Non-Service Related Pension and Postretirement Benefit Costs	(6,537)	(4,400)	(12,739)	(8,801)

(Loss) Earnings Before Income Tax	(29,440)	67,088	(102,933)	185,822
Income Tax Expense	7,116	9,027	2,900	25,870
Net (Loss) Income	$(36,556)	$58,061	$(105,833)	$159,952

(Loss) Earnings per Share:
Total Basic (Loss) Earnings per Share	$(0.70)	$1.96	$(2.06)	$5.37
Total Dilutive (Loss) Earnings per Share	$(0.70)	$1.96	$(2.06)	$5.35

Dividends Declared per Common Share	$0.10	$—	$0.20	$—
The accompanying notes are an integral part of these consolidated financial statements.

CORE NATURAL RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (Loss) Income	$(36,556)	$58,061	$(105,833)	$159,952

Other Comprehensive Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: ($109), ($110), ($218), ($221))	378	385	756	770
Unrealized Gain (Loss) on Investments in Available-for-Sale Securities (Net of tax: ($119), $5, ($47), $41)	464	(17)	163	(143)
Other Comprehensive Income	842	368	919	627

Comprehensive (Loss) Income	$(35,714)	$58,429	$(104,914)	$160,579
The accompanying notes are an integral part of these consolidated financial statements.

CORE NATURAL RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	(Unaudited)
	June 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and Cash Equivalents	$413,175	$408,240
Short-Term Investments	—	51,993
Accounts and Notes Receivable
Trade Receivables, net	311,313	136,750
Other Receivables, net	26,481	25,900
Inventories	377,075	96,201
Other Current Assets	144,027	66,874
Total Current Assets	1,272,071	785,958
Total Property, Plant and Equipment—Net	4,474,954	1,921,699
Other Assets:
Funds for Asset Retirement Obligations	165,493	12,054
Salary Retirement	44,415	41,938
Other Noncurrent Assets, net	251,805	117,894
Total Other Assets	461,713	171,886
TOTAL ASSETS	$6,208,738	$2,879,543
The accompanying notes are an integral part of these consolidated financial statements.

CORE NATURAL RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	(Unaudited)
	June 30, 2025	December 31, 2024
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$270,823	$143,635
Current Portion of Long-Term Debt	57,338	112,865
Other Accrued Liabilities	385,621	262,184
Total Current Liabilities	713,782	518,684
Long-Term Debt:
Long-Term Debt	313,229	79,524
Finance Lease Obligations	20,751	15,270
Total Long-Term Debt	333,980	94,794
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	212,137	176,251
Pneumoconiosis Benefits	251,659	145,489
Asset Retirement Obligations	492,363	212,178
Workers’ Compensation	73,831	36,051
Salary Retirement	20,694	20,073
Deferred Income Taxes	218,524	49,214
Other Noncurrent Liabilities	124,182	58,562
Total Deferred Credits and Other Liabilities	1,393,390	697,818
TOTAL LIABILITIES	2,441,152	1,311,296

Stockholders' Equity:
Common Stock, $0.01 Par Value; 125,000,000 Shares Authorized, 51,484,171 Shares Issued and Outstanding at June 30, 2025; 62,500,000 Shares Authorized, 29,407,830 Shares Issued and Outstanding at December 31, 2024	515	294
Capital in Excess of Par Value	2,992,600	540,412
Retained Earnings	908,125	1,162,114
Accumulated Other Comprehensive Loss	(133,654)	(134,573)
TOTAL EQUITY	3,767,586	1,568,247
TOTAL LIABILITIES AND EQUITY	$6,208,738	$2,879,543
The accompanying notes are an integral part of these consolidated financial statements.

CORE NATURAL RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands, except share and per share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
December 31, 2024	$294	$540,412	$1,162,114	$(134,573)	$1,568,247
(Unaudited)
Net Loss	—	—	(69,277)	—	(69,277)
Actuarially Determined Long-Term Liability Adjustments (Net of ($109) Tax)	—	—	—	378	378
Investments in Available-for-Sale Securities (Net of $72 Tax)	—	—	—	(301)	(301)
Comprehensive (Loss) Income	—	—	(69,277)	77	(69,200)
Issuance of Common Stock	3	(3)	—	—	—
Merger with Arch	243	2,481,125	—	—	2,481,368
Repurchases of Common Stock (1,377,294 Shares)	(14)	(25,296)	(75,949)	—	(101,259)
Employee Stock-Based Compensation	—	36,094	—	—	36,094
Shares Withheld for Taxes	—	(14,068)	—	—	(14,068)
Dividends on Common Shares ($0.10/share)	—	—	(5,364)	—	(5,364)
Dividend Equivalents Earned on Stock-Based Compensation Awards	—	—	(44)	—	(44)
March 31, 2025	$526	$3,018,264	$1,011,480	$(134,496)	$3,895,774
(Unaudited)
Net Loss	—	—	(36,556)	—	(36,556)
Actuarially Determined Long-Term Liability Adjustments (Net of ($109) Tax)	—	—	—	378	378
Investments in Available-for-Sale Securities (Net of ($119) Tax)	—	—	—	464	464
Comprehensive (Loss) Income	—	—	(36,556)	842	(35,714)
Repurchases of Common Stock (1,175,905 Shares)	(11)	(21,597)	(60,285)	—	(81,893)
Excise Tax on Repurchases of Common Stock	—	—	(1,245)	—	(1,245)
Employee Stock-Based Compensation	—	(4,067)	—	—	(4,067)
Dividends on Common Shares ($0.10/share)	—	—	(5,223)	—	(5,223)
Dividend Equivalents Earned on Stock-Based Compensation Awards	—	—	(46)	—	(46)
June 30, 2025	$515	$2,992,600	$908,125	$(133,654)	$3,767,586

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
December 31, 2023	$299	$547,861	$944,342	$(149,060)	$1,343,442
(Unaudited)
Net Income	—	—	101,891	—	101,891
Actuarially Determined Long-Term Liability Adjustments (Net of ($111) Tax)	—	—	—	385	385
Investments in Available-for-Sale Securities (Net of $36 Tax)	—	—	—	(126)	(126)
Comprehensive Income	—	—	101,891	259	102,150
Issuance of Common Stock	1	(1)	—	—	—
Repurchases of Common Stock (615,288 Shares)	(6)	(11,264)	(44,611)	—	(55,881)
Excise Tax on Repurchases of Common Stock	—	—	(471)	—	(471)
Employee Stock-Based Compensation	—	5,118	11	—	5,129
Shares Withheld for Taxes	—	(5,551)	—	—	(5,551)
March 31, 2024	$294	$536,163	$1,001,162	$(148,801)	$1,388,818
(Unaudited)
Net Income	—	—	58,061	—	58,061
Actuarially Determined Long-Term Liability Adjustments (Net of ($110) Tax)	—	—	—	385	385
Investments in Available-for-Sale Securities (Net of $5 Tax)	—	—	—	(17)	(17)
Comprehensive Income	—	—	58,061	368	58,429
Issuance of Common Stock	1	(1)	—	—	—
Repurchases of Common Stock (132,063 Shares)	(1)	(2,407)	(8,589)	—	(10,997)
Excise Tax on Repurchases of Common Stock	—	—	(82)	—	(82)
Employee Stock-Based Compensation	—	2,237	25	—	2,262
Shares Withheld for Taxes	—	(27)	—	—	(27)
June 30, 2024	$294	$535,965	$1,050,577	$(148,433)	$1,438,403
The accompanying notes are an integral part of these consolidated financial statements.

CORE NATURAL RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net (Loss) Income	$(105,833)	$159,952
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	290,819	111,844
Gain on Sale of Assets	(5,968)	(6,784)
Stock-Based Compensation	32,027	7,355
Loss on Debt Extinguishment	11,680	—
Deferred Income Taxes	3,137	180
Loss from Equity Method Investments	8,034	534
Other Adjustments to Net (Loss) Income	1,915	(177)
Changes in Operating Assets:
Accounts and Notes Receivable	(4,254)	809
Inventories	26,323	(9,353)
Other Current Assets	(18,360)	3,321
Changes in Other Assets	22,654	(2,070)
Changes in Operating Liabilities:
Accounts Payable	(78,411)	426
Other Operating Liabilities	(25,631)	(37,801)
Payments on Asset Retirement Obligations	(14,808)	(11,926)
Changes in Other Liabilities	(32,801)	(22,562)
Net Cash Provided by Operating Activities	110,523	193,748
Cash Flows from Investing Activities:
Capital Expenditures	(154,007)	(97,760)
Proceeds from Sales of Assets	6,219	6,948
Proceeds from Sales of Short-Term Investments	80,165	20,543
Purchases of Short-Term Investments	(4,802)	(20,084)
Net Cash and Restricted Cash Acquired from Merger	368,726	—
Purchase of Arch Tax-Exempt Bonds	(98,225)	—
Investments in DTA	(10,640)	—
Other Investing Activity	(4,647)	(5,148)
Net Cash Provided by (Used in) Investing Activities	182,789	(95,501)
Cash Flows from Financing Activities:
Payments on Finance Lease Obligations	(5,628)	(6,424)
Proceeds from Long-Term Debt	114,439	—
Payments on Other Debt	(11,223)	(710)
Shares Withheld for Taxes	(14,068)	(5,578)
Repurchases of Common Stock	(183,152)	(70,879)
Debt-Related Financing Fees	(17,470)	—
Payments of Excise Tax on Share Repurchases	(934)	—
Dividends and Dividend Equivalents Paid	(15,918)	(1,098)
Net Cash Used in Financing Activities	(133,954)	(84,689)
Net Increase in Cash and Cash Equivalents and Restricted Cash	159,358	13,558
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	447,542	243,268
Cash and Cash Equivalents and Restricted Cash at End of Period	$606,900	$256,826

Non-Cash Investing and Financing Activities:
Equipment Financing	$66,147	$364
Equity Issued as Consideration for Merger	$2,481,368	$—
The accompanying notes are an integral part of these consolidated financial statements.

CORE NATURAL RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—BASIS OF PRESENTATION:
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for future periods.
The Consolidated Balance Sheet at December 31, 2024 has been derived from the Audited Consolidated Financial Statements at that date but does not include all disclosures required by GAAP. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
All dollar amounts discussed in these Notes to Consolidated Financial Statements are in thousands of U.S. dollars, except for share and per share amounts, and unless otherwise indicated.
Basis of Consolidation
The Consolidated Financial Statements include the accounts of Core Natural Resources, Inc. and its wholly-owned and majority-owned and/or controlled subsidiaries (including Arch) as of June 30, 2025. All intercompany transactions and accounts have been eliminated in consolidation. Upon closing of the Merger with Arch (see Note 2), the Company acquired a 35% interest in the Dominion Terminal, a ground storage-to-vessel coal transloading facility in Newport News, Virginia operated by DTA. The Company has the ability to exercise significant influence, but not control, over DTA and accordingly, the investment in DTA is accounted for under the equity method.
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update aim to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The amendments in this update require that public business entities, at each interim period and on an annual basis: (1) disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption; (2) include certain amounts that are already required to be disclosed under current generally accepted accounting principles; (3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and (4) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. These amendments may be applied either prospectively or retrospectively. Management is currently evaluating the impact of this guidance, but with the exception of the increased disclosures summarized above, does not expect this update to have a material impact on the Company's financial statements.
(Loss) Earnings per Share
Basic (loss) earnings per share are computed by dividing net (loss) income by the weighted-average number of shares outstanding during the reporting period. Dilutive (loss) earnings per share are computed similarly to basic (loss) earnings per share, except that the weighted-average number of shares outstanding is increased to include additional shares from restricted stock units and performance share units, if dilutive. The number of additional shares is calculated by assuming that outstanding restricted stock units and performance share units were released, and that the proceeds from such activities, as applicable, were used to acquire shares of common stock at the average market price during the reporting period.

The table below sets forth the share-based awards that have been excluded from the computation of diluted (loss) earnings per share because their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Anti-Dilutive Restricted Stock Units	111,540	319	79,291	355
Anti-Dilutive Performance Share Units	10,478	—	7,072	—
	122,018	319	86,363	355
The computations for basic and dilutive (loss) earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net (Loss) Income	$(36,556)	$58,061	$(105,833)	$159,952

Denominator:
Weighted-average shares of common stock outstanding	52,382,004	29,584,862	51,332,367	29,768,942
Effect of dilutive shares*	—	101,204	—	113,369
Weighted-average diluted shares of common stock outstanding	52,382,004	29,686,066	51,332,367	29,882,311

(Loss) Earnings per Share:
Basic	$(0.70)	$1.96	$(2.06)	$5.37
Dilutive	$(0.70)	$1.96	$(2.06)	$5.35
* During periods in which the Company incurs a net loss, diluted weighted-average shares outstanding are equal to basic weighted-average shares outstanding because the effect of all equity awards is anti-dilutive.

As of June 30, 2025, the Company had 500,000 shares of preferred stock authorized, none of which are issued or outstanding.
Reclassifications
Certain amounts in prior periods have been reclassified to conform with the report classifications of the current period, such as the reclassification of Merger-Related Expenses to General and Administrative Costs. These reclassifications had no effect on previously reported total net (loss) income, assets, stockholders' equity, or cash flows from operating activities, nor do they affect key metrics used by the Company's chief operating decision maker (“CODM”) to evaluate performance.
NOTE 2—MERGER WITH ARCH:
On January 14, 2025, Core completed its previously announced merger of equals transaction with Arch, pursuant to the Merger Agreement. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Arch, with Arch continuing as the surviving corporation and as a wholly-owned subsidiary of the Company. In connection with the Merger, the Company issued 24.3 million shares of its common stock, which represents approximately 45% of the issued and outstanding shares of Company common stock after giving effect to such issuance. Based upon the closing price of the Company's common stock on January 13, 2025, the equity portion of the purchase consideration was approximately $2,481,368.

Prior to the closing of the Merger, on January 13, 2025, the Company purchased an aggregate principal amount of $98,075 of the outstanding (i) Solid Waste Disposal Facility Revenue Bonds (Arch Resources Project), Series 2020, and (ii) Solid Waste Disposal Facility Revenue Bonds (Arch Resources Project), Series 2021 (together, the “Arch Bonds”), which were issued by the West Virginia Economic Development Authority for the benefit of Arch (the “Arch Bond Purchase”). The Company also consented to the release of all liens, mortgages and security interests granted or purported to be granted pursuant to the security documents relating to the Arch Bonds and to the termination of all such security documents. The $98,075 of Arch Bonds purchased by the Company constituted all of the outstanding Arch Bonds. Upon the closing of the Merger, the pre-existing contractual relationship between the Company and Arch resulting from the Arch Bond Purchase became an intercompany relationship on a consolidated basis and, as such, was effectively settled on January 14, 2025. As such, total consideration transferred includes the effect of the Arch Bond Purchase and assumed liabilities excludes the obligations that were effectively settled. The settlement of this pre-existing relationship between the Company and Arch did not result in any material gain or loss. The Arch Bonds were successfully remarketed and reissued on March 27, 2025 to third-party investors (as remarketed and reissued, the “Series 2025 Bonds”). See Note 13 - Long-Term Debt for additional information.
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
The Company applied the acquisition method of accounting in accordance with Accounting Standards Codification 805, Business Combinations, and recognized assets acquired and liabilities assumed at their estimated fair value as of the closing date of the Merger. Certain information necessary to complete the purchase price allocation is not yet available, including, but not limited to, final appraisals of assets acquired and liabilities assumed. As such, the preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. The Company will continue to obtain information to assist in finalizing the fair values of assets acquired and liabilities assumed, which may differ materially from these preliminary estimates. The final purchase price allocation may include changes in allocations to mineral reserves, real and personal property and other changes to assets and liabilities. The Company expects to complete the purchase price allocation once it has received all necessary information, at which time the value of the assets acquired and liabilities assumed will be revised if necessary. Adjustments to the purchase price allocation made during the six months ended June 30, 2025 did not have a material impact on the Company's financial results.

The following table presents the preliminary allocation of the aggregate purchase price based on estimated fair values:

Preliminary Purchase Price Allocation
Total Equity Portion of Purchase Price Consideration	$2,481,368
Effective Settlement of Pre-Existing Relationships	95,636
Total Consideration Transferred	$2,577,004

Assets Acquired:
Cash and Cash Equivalents	$217,593
Short-Term Investments	22,969
Trade Receivables, net	161,670
Other Receivables, net	6,629
Inventories	307,175
Other Current Assets	13,366
Property, Plant and Equipment, net	2,610,672
Funds for Asset Retirement Obligations	150,033
Other Noncurrent Assets, net	155,763
Total Assets Acquired	$3,645,870
Liabilities Assumed:
Accounts Payable	$211,227
Current Portion of Long-Term Debt	4,104
Other Accrued Liabilities	152,996
Long-Term Debt	6,667
Postretirement Benefits Other Than Pensions	37,118
Pneumoconiosis Benefits	111,313
Asset Retirement Obligations	248,773
Workers’ Compensation	36,254
Salary Retirement	786
Deferred Income Taxes	166,173
Other Noncurrent Liabilities	93,455
Total Liabilities Assumed	$1,068,866
Net Assets Acquired	$2,577,004

The fair value and gross contractual amount of receivables acquired was $168,299. The Company expects to collect the entire contractual amount.

The fair value of acquired property, plant and equipment, which primarily includes mineral reserves and real and personal property, was measured using a combination of cost and income approaches based on inputs that are not observable in the market and, as such, are Level 3 fair value measurements. Significant inputs used in the income approach included estimates of forecasted cash flows, which are impacted by the forecasted market price of coal as well as the expected timing of significant capital expenditures, among others. Significant inputs used in the cost approach included, but were not limited to, the replacement costs for similar assets, relative age of the assets, and any potential economic or functional obsolescence associated with the assets. The preliminary application of purchase accounting resulted in fair value adjustments of approximately $1,400,000.

As part of the preliminary purchase price allocation, the Company identified certain intangible assets and liabilities related to contracts for which the contractual terms were preliminarily identified as being favorable or unfavorable in relation to current market terms. The estimated fair value of the identified intangible assets was $84,000, which was included in Other Noncurrent Assets, net, and the estimated fair value of the identified intangible liabilities was $37,000, which was included in Other Noncurrent Liabilities on the Consolidated Balance Sheet at June 30, 2025. The estimated fair value of the identified intangible assets and liabilities was determined using the income approach based on inputs that are not observable in the market and, as such, is a Level 3 fair value measurement. Significant inputs to the valuation of the identified intangible assets and liabilities included future revenue estimates, future cost assumptions, estimated contract renewals, a discount rate assumption and an estimated required rate of return on the assets, among others. The identified intangible assets and liabilities are amortized over each contractual term, which ranges from one to five years, or a weighted-average period of 1.6 years, which reflects the pattern in which the Company expects to consume the economic benefits of the net assets. Amortization expense was approximately $11,000 and $15,000 for the three and six months ended June 30, 2025. The Company expects to recognize amortization expense of approximately 66% of the total contract value in 2025, 16% in 2026, 16% in 2027 and the remaining 2% in 2028 and 2029.

The Consolidated Statement of (Loss) Income for the six months ended June 30, 2025 includes Revenues of $1,019,022 and a Loss Before Income Tax of $197,031 attributable to Arch since the closing of the Merger on January 14, 2025.

The table below summarizes the Company's results as though the Merger had been consummated on January 1, 2024:

		Six Months Ended June 30,
	Three Months Ended June 30, 2024	2025	2024
Revenues	$1,099,910	$2,170,474	$2,327,077
Net Income (Loss)	$38,912	$(87,372)	$59,766
Pro forma information has not been provided for the three months ended June 30, 2025 since Arch was fully consolidated for the entire period. The pro forma information for the six months ended June 30, 2025 includes Arch's historical results for the January 1, 2025 through January 13, 2025 period prior to the Merger.

The unaudited pro forma information is based on historical information and is adjusted for depreciation, depletion and amortization related to the fair value adjustments of property, plant and equipment and intangible assets (as discussed above), assuming the fair value adjustments had been applied from January 1, 2024.

The unaudited pro forma financial information for the six-month period ended June 30, 2024 also includes approximately $130,390 of non-recurring pro forma adjustments (before tax) directly attributable to the Merger, which are comprised primarily of $92,698 of transaction and employee-related costs incurred by Arch and CONSOL Energy Inc. prior to the closing of the Merger and certain costs incurred subsequent to the closing of the Merger, including approximately $35,133 of Merger-related costs and $2,559 of non-recurring expense related to the fair value adjustment to inventory. These costs incurred subsequent to the closing of the Merger are included in General and Administrative Costs and Cost of Sales, respectively, in the accompanying Consolidated Statement of (Loss) Income for the six-month period ended June 30, 2025, and have been included in the six-month period ended June 30, 2024 for the purpose of presenting the unaudited pro forma financial information to give effect to the Merger as if it closed on January 1, 2024. Pro forma adjustments were tax-effected at the statutory tax rate of 21% for purposes of calculating net income (loss) in the table above.

The pro forma information does not include any anticipated cost savings or other effects of the Merger. Accordingly, the unaudited pro forma information does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations.

NOTE 3—REVENUE FROM CONTRACTS WITH CUSTOMERS:
The following tables disaggregate the Company's revenue from contracts with customers by product type and market:

	Three Months Ended June 30, 2025
	Domestic	Export	Total
Power Generation	$414,634	$60,978	$475,612
Industrial	40,671	232,874	273,545
Metallurgical	44,054	300,155	344,209
Total Coal Revenue	499,359	594,007	1,093,366
Third-Party Terminal Revenue			4,540
Other Revenue			4,455
Total Revenue from Contracts with Customers			$1,102,361

	Six Months Ended June 30, 2025
	Domestic	Export	Total
Power Generation	$756,443	$153,897	$910,340
Industrial	66,170	409,440	475,610
Metallurgical	67,558	649,113	716,671
Total Coal Revenue	890,171	1,212,450	2,102,621
Third-Party Terminal Revenue			9,496
Other Revenue			7,650
Total Revenue from Contracts with Customers			$2,119,767

	Three Months Ended June 30, 2024
	Domestic	Export	Total
Power Generation	$186,657	$37,954	$224,611
Industrial	7,745	173,176	180,921
Metallurgical	9,765	66,958	76,723
Total Coal Revenue	204,167	278,088	482,255
Third-Party Terminal Revenue			4,727
Other Revenue			3,738
Total Revenue from Contracts with Customers			$490,720

	Six Months Ended June 30, 2024
	Domestic	Export	Total
Power Generation	$351,390	$111,781	$463,171
Industrial	11,151	375,798	386,949
Metallurgical	23,022	140,938	163,960
Total Coal Revenue	385,563	628,517	1,014,080
Third-Party Terminal Revenue			15,199
Other Revenue			8,130
Total Revenue from Contracts with Customers			$1,037,409

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
While the Company does, from time to time, experience costs of obtaining coal customer contracts with amortization periods greater than one year, those costs are generally immaterial. At June 30, 2025 and December 31, 2024, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. As of and for the three and six months ended June 30, 2025 and 2024, the Company has not recognized any amortization of previously existing capitalized costs of obtaining customer contracts. Further, the Company has not recognized any coal revenue in the current period that is not a result of current period performance.
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
The Baltimore Marine Terminal does not normally experience material costs of obtaining customer contracts with amortization periods greater than one year. At June 30, 2025 and December 31, 2024, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. As of and for the three and six months ended June 30, 2025 and 2024, the Company has not recognized any amortization of previously existing capitalized costs of obtaining Terminal customer contracts. Further, the Company has not recognized any Terminal revenue in the current period that is not a result of current period performance.
Other Revenue

Other revenue consists of revenue generated from carbon products and materials businesses led by CONSOL Innovations LLC, our wholly-owned subsidiary. This revenue is primarily comprised of sales of carbon-based tools, parts and materials that are used in the aerospace and other industries. Revenues for these products are earned and recognized as the tools are built and progress toward product completion. Additionally, other revenue consists of revenue generated from the processing of third-party coal at various mining complexes. Revenues for these services are earned and performance obligations are considered fulfilled as the services are performed.
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
NOTE 4—COMPONENTS OF PENSION AND OTHER POST-EMPLOYMENT BENEFIT (OPEB) PLANS NET PERIODIC BENEFIT COSTS:
The components of Net Periodic Benefit Cost are as follows:

	Pension Benefits				Other Post-Employment Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Service Cost	$275	$302	$550	$604	$38	$—	$70	$—
Interest Cost	6,343	6,431	12,685	12,862	2,987	2,758	5,892	5,516
Expected Return on Plan Assets	(7,565)	(7,991)	(15,130)	(15,982)	—	—	—	—
Amortization of Prior Service Credits	—	—	—	—	(601)	(602)	(1,202)	(1,203)
Amortization of Actuarial Loss (Gain)	2,158	1,566	4,316	3,132	(685)	(69)	(1,369)	(139)
Net Periodic Benefit Cost	$1,211	$308	$2,421	$616	$1,739	$2,087	$3,391	$4,174
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
NOTE 5—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:
The components of Net Periodic Benefit Cost are as follows:

	CWP				Workers' Compensation
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Service Cost	$1,990	$747	$3,806	$1,493	$1,728	$1,464	$3,456	$2,928
Interest Cost	3,670	2,066	7,089	4,132	555	572	1,110	1,145
Amortization of Actuarial Loss (Gain)	43	108	85	217	(460)	(540)	(920)	(1,080)
Fees, Premiums and Assessments	—	—	—	—	2,374	465	4,110	929
Net Periodic Benefit Cost	$5,703	$2,921	$10,980	$5,842	$4,197	$1,961	$7,756	$3,922
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

NOTE 6—INCOME TAXES:
The Company recorded its provision for income taxes for the three and six months ended June 30, 2025 of $7,116 and $2,900, respectively, or (24.2%) and (2.8%), respectively, of loss before income taxes based on its annual estimated income tax rate adjusted for discrete items. The effective tax rate for the three and six months ended June 30, 2025 differs from the U.S. federal statutory rate of 21%, primarily due to the tax benefit for excess percentage depletion. The tax provision also included discrete tax adjustments primarily related to transaction costs and equity compensation.
The provision for income taxes for the three and six months ended June 30, 2024 of $9,027 and $25,870, respectively, or 13.5% and 13.9%, respectively, of earnings before income taxes was based on the Company's annual estimated income tax rate adjusted for discrete items. The effective tax rate for the three and six months ended June 30, 2024 differed from the U.S. federal statutory rate of 21%, primarily due to the tax benefit for excess percentage depletion and foreign derived intangible income. The tax provision also included discrete tax adjustments related to equity compensation and changes to uncertain tax positions.
NOTE 7—CASH AND CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS:
The following table disaggregates the Company's cash, cash equivalents and restricted cash, which reconciles to the total shown on the Consolidated Statements of Cash Flows:

	June 30,
	2025	2024
Cash and Cash Equivalents	$413,175	$216,115
Restricted Cash - Current(1)	40,698	40,711
Restricted Cash - Non-current(1)	153,027	—
Cash and Cash Equivalents and Restricted Cash	$606,900	$256,826
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

	Trade Receivables	Other Non-Trade Contractual Arrangements

Beginning Balance, December 31, 2024	$1,265	$7,625
Provision for expected credit losses	(494)	(79)
Ending Balance, June 30, 2025	$771	$7,546
NOTE 9—INVENTORIES:
Inventory components consisted of the following:

	June 30, 2025	December 31, 2024
Coal	$126,907	$17,480
Supplies	250,168	78,721
Total Inventories	$377,075	$96,201
Inventories are stated at the lower of cost or net realizable value. The cost of coal inventories is determined by the first-in, first-out method. Coal inventory costs include labor, supplies, equipment costs, operating overhead, depreciation, depletion, amortization and other related costs. The cost of supplies inventory is determined by the average cost method and includes operating and maintenance supplies to be used in the Company's coal operations.

NOTE 10—ACCOUNTS RECEIVABLE SECURITIZATION:
At June 30, 2025, certain U.S. subsidiaries of Core Natural Resources, Inc. were parties to two trade accounts receivable securitization facilities with financial institutions for the sale on a continuous basis of eligible trade accounts receivable.
Pursuant to the securitization facility of the Company that was in place prior to the Merger (the “Legacy CONSOL Securitization Facility”), CONSOL Thermal Holdings LLC, an indirect, wholly-owned subsidiary of the Company, sells trade receivables to CONSOL Pennsylvania Coal Company LLC, a wholly-owned subsidiary of the Company. CONSOL Marine Terminals LLC, a wholly-owned subsidiary of the Company, and CONSOL Pennsylvania Coal Company LLC sell and/or contribute trade receivables (including receivables sold to CONSOL Pennsylvania Coal Company LLC by CONSOL Thermal Holdings LLC) to CONSOL Funding LLC, a special purpose vehicle and wholly-owned subsidiary of the Company (“CONSOL Funding”). CONSOL Funding, in turn, pledges its interests in the receivables to PNC Bank, N.A. (“PNC”), which either makes loans or issues letters of credit on behalf of CONSOL Funding. The maximum amount of advances and letters of credit outstanding under the Legacy CONSOL Securitization Facility may not exceed $100,000. In July 2022, the Legacy CONSOL Securitization Facility was amended to, among other things, extend the maturity date to July 29, 2025.
Loans under the Legacy CONSOL Securitization Facility accrue interest at a reserve-adjusted market index rate equal to the applicable term Secured Overnight Financing Rate (“SOFR”). Loans and letters of credit under the Legacy CONSOL Securitization Facility also accrue a program fee and a letter of credit participation fee, respectively, ranging from 2.00% to 2.50% per annum depending on the total net leverage ratio of the Company. In addition, CONSOL Funding paid certain structuring fees to PNC Capital Markets LLC (“PNC CM”) and pays other customary fees to the lenders, including a fee on unused commitments equal to 0.60% per annum.
At June 30, 2025, the Company's eligible accounts receivable yielded $48,639 of borrowing capacity. At June 30, 2025, the Legacy CONSOL Securitization Facility had no outstanding borrowings and $48,437 of letters of credit outstanding, leaving available borrowing capacity of $202. At December 31, 2024, the Company's eligible accounts receivable yielded $71,964 of borrowing capacity. At December 31, 2024, the Legacy CONSOL Securitization Facility had no outstanding borrowings and $71,922 of letters of credit outstanding, leaving available borrowing capacity of $42. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.
On January 14, 2025 and in connection with the Merger, the securitization facility of Arch that was in place prior to the Merger (the “Legacy Arch Securitization Facility”) was amended to permit the Legacy Arch Securitization Facility to remain outstanding following consummation of the Merger, including by amending the change of control provisions thereunder. Pursuant to the Legacy Arch Securitization Facility, Arch Receivable Company, LLC, a special purpose vehicle and wholly-owned subsidiary of the Company (“Arch Receivable” and, together with CONSOL Funding, the “SPVs”), supports the issuance of letters of credit and requests for cash advances. The Legacy Arch Securitization Facility has a maximum borrowing capacity of $150,000. In August 2022, the Legacy Arch Securitization Facility was amended to, among other things, extend the maturity date to August 1, 2025.
Under the Legacy Arch Securitization Facility, Arch Receivable and certain of Arch’s subsidiaries party to the Legacy Arch Securitization Facility have granted to the administrator of the Legacy Arch Securitization Facility a first priority security interest in eligible trade accounts receivable generated by such parties from the sale of coal and all proceeds thereof. At June 30, 2025, legacy Arch's eligible accounts receivable yielded $139,700 of borrowing capacity. At June 30, 2025, the Legacy Arch Securitization Facility had no outstanding borrowings and $51,919 of letters of credit outstanding, leaving available borrowing capacity of $87,781.
See Note 18 - Subsequent Events in the Notes to the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information.

NOTE 11—PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment consists of the following:

	June 30, 2025	December 31, 2024
Plant and Equipment	$4,746,089	$3,633,741
Coal Properties and Surface Lands	2,223,908	913,819
Airshafts	580,174	521,334
Mine Development	669,306	366,260
Advance Mining Royalties	337,203	328,927
Total Property, Plant and Equipment	8,556,680	5,764,081
Less: Accumulated Depreciation, Depletion and Amortization	4,081,726	3,842,382
Total Property, Plant and Equipment - Net	$4,474,954	$1,921,699
As of June 30, 2025 and December 31, 2024, property, plant and equipment included gross assets under finance leases of $45,554 and $40,804, respectively. Accumulated amortization for finance leases was $13,743 and $16,929 at June 30, 2025 and December 31, 2024, respectively. Amortization expense for assets under finance leases approximated $2,882 and $2,525 for the three months ended June 30, 2025 and 2024, respectively, and $5,957 and $5,542 for the six months ended June 30, 2025 and 2024, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying Consolidated Statements of (Loss) Income.
NOTE 12—OTHER ACCRUED LIABILITIES:

	June 30, 2025	December 31, 2024
Subsidence Liability	$108,100	$88,259
Accrued Compensation and Benefits	59,143	54,138
Accrued Other Taxes	44,564	6,973
Other	67,797	31,928
Current Portion of Long-Term Liabilities:
Asset Retirement Obligations	41,496	35,554
Pneumoconiosis Benefits	25,532	16,389
Postretirement Benefits Other than Pensions	21,310	17,887
Workers' Compensation	17,679	11,056
Total Other Accrued Liabilities	$385,621	$262,184

NOTE 13—LONG-TERM DEBT:

	June 30, 2025	December 31, 2024
WVEDA Solid Waste Disposal Facility Revenue Bonds due March 2035 at 5.45%	$106,355	$—
MEDCO Port Facilities Refunding Revenue Bonds due March 2035 at 5.00% and 5.75% at June 30, 2025 and December 31, 2024, respectively	102,865	102,865
PEDFA Solid Waste Disposal Facility Revenue Bonds due March 2035 at 5.45% and 9.00% at June 30, 2025 and December 31, 2024, respectively	97,560	75,000
Equipment Financing (7.61% Weighted-Average Interest Rate)	52,293	—
Advance Royalty Commitments (8.10% Weighted-Average Interest Rate)	6,148	6,148
Other Debt Arrangements	548	664
Less: Unamortized Debt Issuance Costs	(6,892)	(1,213)
	358,877	183,464
Less: Amounts Due in One Year*	(45,648)	(103,940)
Long-Term Debt	$313,229	$79,524
* Excludes current portion of Finance Lease Obligations of $11,690 and $8,925 at June 30, 2025 and December 31, 2024, respectively.
Revolving Credit Facility
In November 2017, the Company entered into a revolving credit facility with PNC (the “Revolving Credit Facility”). The Revolving Credit Facility has been amended several times, the most recent of which occurred in January 2025 in connection with the Merger. This amendment increased the available revolving commitments from $355,000 to $600,000 while extending the scheduled maturity date to April 30, 2029. Additionally, the Company reduced the applicable interest margin on its borrowings and letters of credit under the Revolving Credit Facility by 75 basis points.
Borrowings under the Revolving Credit Facility bear interest at a floating rate that is, at the Company's option, either (i) SOFR plus a SOFR adjustment of 0.10% plus an applicable margin or (ii) an alternate base rate plus an applicable margin. The applicable margin for the Revolving Credit Facility depends on the Company's total net leverage ratio and this rate resets quarterly. Obligations under the Revolving Credit Facility are guaranteed by (i) all owners of the PAMC held by the Company and (ii) subject to certain customary exceptions and agreed materiality thresholds, all other existing or future direct or indirect wholly-owned restricted subsidiaries of the Company, including significant subsidiaries acquired pursuant to the Merger. The obligations are secured by, subject to certain exceptions (including a limitation of pledges of equity interests in certain subsidiaries and certain thresholds with respect to real property), a first-priority lien on the Company's and certain subsidiaries' significant assets.
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
The Company's first lien gross leverage ratio was 0.13 to 1.00 at June 30, 2025. The Company's total net leverage ratio was (0.03) to 1.00 at June 30, 2025. The Company's interest coverage ratio was 68.42 to 1.00 at June 30, 2025. The Company was in compliance with all covenants under the Revolving Credit Facility as of June 30, 2025.

At June 30, 2025, the Revolving Credit Facility had no borrowings outstanding and $153,249 of letters of credit outstanding, leaving $446,751 of unused capacity. At December 31, 2024, the Revolving Credit Facility had no borrowings outstanding and $107,087 of letters of credit outstanding, leaving $247,913 of unused capacity. From time to time, the Company is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. The Company sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.
The SPVs are not guarantors of the Revolving Credit Facility, and the SPVs either hold the assets pledged to the lenders or sell the assets to the lenders in the securitization facilities. The SPVs had total assets of $297,222 and $133,853, comprised mainly of $297,056 and $133,694 trade receivables, net, at June 30, 2025 and December 31, 2024, respectively. Net income attributable to the SPVs was $1,734 and $201 for the three months ended June 30, 2025 and 2024, respectively, and $4,632 and $247 for the six months ended June 30, 2025 and 2024, respectively, which primarily reflected intercompany fees related to purchasing the receivables, which are eliminated in the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q. During the six months ended June 30, 2025, there were no borrowings or payments under the accounts receivable securitization facilities. During the six months ended June 30, 2024, there were no borrowings or payments under the Legacy CONSOL Securitization Facility. See Note 10 - Accounts Receivable Securitization for additional information.
Series 2025 Bonds
In connection with the Merger, on January 13, 2025, the Company purchased the Arch Bonds. The Company also consented to the release of all liens, mortgages and security interests granted or purported to be granted pursuant to the security documents relating to the Arch Bonds and to the termination of all such security documents. The $98,075 of Arch Bonds purchased by the Company constituted all of the outstanding Arch Bonds.
On March 27, 2025, the Company borrowed the proceeds of tax-exempt bonds issued by (i) the Pennsylvania Economic Development Financing Authority (“PEDFA”) in the aggregate principal amount of $97,560 (the “PEDFA Bonds”), at a fixed rate of 5.45% for an initial term of ten years on an unsecured basis, pursuant to a Bond Purchase Agreement, dated March 19, 2025, by and among Jefferies LLC, as the representative acting on behalf of itself, KeyBanc Capital Markets Inc., PNC CM, Goldman Sachs & Co. LLC, B. Riley Securities, Inc. and TCBI Securities, Inc. (collectively, the “Underwriters”), PEDFA and the Company; (ii) the Maryland Economic Development Corporation (“MEDCO”) in the aggregate principal amount of $102,865 (the “MEDCO Bonds”), at a fixed rate of 5.00% for an initial term of ten years on an unsecured basis, pursuant to a Bond Purchase Agreement, dated March 19, 2025, by and among the Underwriters, MEDCO and the Company; and (iii) the West Virginia Economic Development Authority (“WVEDA”) in the aggregate principal amount of $106,355 (the “WVEDA Bonds” and together with the PEDFA Bonds and the MEDCO Bonds, the “Bonds”), at a fixed rate of 5.45% for an initial term of ten years on an unsecured basis, pursuant to a Bond Purchase Agreement, dated March 19, 2025, by and among the Underwriters, WVEDA and the Company.
The Company used (i) a portion of the proceeds of the PEDFA Bonds to finance and refinance the costs of acquisition, construction, improvement, installation and equipping of certain solid waste disposal facilities located at the Central Preparation Plant in West Finley, Pennsylvania in part by refunding in full PEDFA’s outstanding $75,000 Solid Waste Disposal Revenue Bonds, Series 2021A (CONSOL Energy Inc. Project), (ii) the proceeds from the MEDCO Bonds to refinance the costs of acquisition, construction, improvement, installation and equipping of certain improvements, modifications and additions to a coal transshipment terminal located in the Canton area of the Port of Baltimore by refunding in full MEDCO’s outstanding $102,865 Port Facilities Refunding Revenue Bonds (CNX Marine Terminals Inc. Port of Baltimore Facility) Series 2010 and (iii) a portion of the proceeds of the WVEDA Bonds to finance and refinance the costs of acquisition, construction, improvement, installation and equipping of certain solid waste disposal facilities relating to a longwall coal mining complex known as the Leer South Mine located in Barbour County, West Virginia in part by refunding in full WVEDA’s outstanding $53,090 Solid Waste Disposal Facility Revenue Bonds (Arch Resources Project), Series 2020 and $44,985 Solid Waste Disposal Facility Revenue Bonds (Arch Resources Project), Series 2021.
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
As a result of these transactions, a loss of $11,680 was incurred and is included in Loss on Debt Extinguishment on the Consolidated Statement of (Loss) Income for the six months ended June 30, 2025.
NOTE 14—COMMITMENTS AND CONTINGENT LIABILITIES:
The Company is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes and other claims and actions arising out of the normal course of business. The Company accrues the estimated loss for these lawsuits and claims when the loss is probable and reasonably estimable. The Company’s estimated accruals related to pending claims not discussed below, individually and in the aggregate, were immaterial to the financial position, results of operations or cash flows of the Company as of June 30, 2025. It is possible that the aggregate loss in the future with respect to these lawsuits and claims could ultimately be material to the Company’s financial position, results of operations or cash flows; however, such amounts cannot be reasonably estimated. The amount claimed against the Company as of June 30, 2025 is disclosed below when an amount is expressly stated in the lawsuit or claim, which is not often the case.
United Mine Workers of America 1992 Benefit Plan Litigation: In 2013, Murray Energy and its subsidiaries (“Murray”) entered into a stock purchase agreement (the “Murray sale agreement”) with the Company's former parent, pursuant to which Murray acquired the stock of Consolidation Coal Company and certain subsidiaries and certain other assets and liabilities. At the time of sale, the liabilities included certain retiree medical liabilities under the Coal Industry Retiree Health Benefit Act of 1992 (“Coal Act”) and certain federal black lung liabilities under the Black Lung Benefits Act (“BLBA”). Based upon information available, the Company estimates that the annual servicing costs of these liabilities are approximately $10 million to $20 million per year for the next ten years. The annual servicing cost would decline each year since the beneficiaries of the Coal Act consist principally of miners who retired prior to 1994. Murray filed for Chapter 11 bankruptcy in October 2019. As part of the bankruptcy proceedings, Murray unilaterally entered into a settlement with the United Mine Workers of America 1992 Benefit Plan (the “1992 Benefit Plan”) to transfer retirees in the Murray Energy Section 9711 Plan to the 1992 Benefit Plan. This was approved by the bankruptcy court on April 30, 2020. On May 2, 2020, the 1992 Benefit Plan filed an action in the United States District Court for the District of Columbia asking the court to make a determination whether the Company's former parent or the Company has any continuing retiree medical liabilities under the Coal Act (the “1992 Plan Lawsuit”). The Murray sale agreement includes indemnification by Murray with respect to the Coal Act and BLBA liabilities. In addition, the Company had agreed to indemnify its former parent relative to certain pre-separation liabilities. As of September 16, 2020, the Company entered into a settlement agreement with Murray and withdrew its claims in bankruptcy. On September 11, 2020, the Defendants in the 1992 Plan Lawsuit filed a Motion to Dismiss Plaintiffs' Second Amended Complaint which was denied by the Court on March 29, 2022. The Company will continue to vigorously defend any claims that attempt to transfer any of such liabilities directly or indirectly to the Company, including raising all applicable defenses against the 1992 Benefit Plan’s suit. With respect to this lawsuit, while a loss is reasonably possible, it is not probable and, as a result, no accrual has been recorded.
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
The following is a summary, as of June 30, 2025, of the financial guarantees, unconditional purchase obligations and letters of credit to certain third parties. Employee-related financial guarantees have primarily been provided to support the 1992 Benefit Plan and federal black lung and various state workers' compensation self-insurance programs. Environmental financial guarantees have primarily been provided to support various performance bonds related to reclamation and other environmental issues. Other financial guarantees have been extended to support sales contracts, insurance policies, surety indemnity agreements, legal matters, full and timely payments of mining equipment leases, and various other items necessary in the normal course of business. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. Certain letters of credit included in the table below were issued against other commitments included in this table. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these commitments are recorded as liabilities in the financial statements. The Company's management believes that these commitments will not have a material adverse effect on the Company's financial condition.

	Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$117,144	$65,352	$51,792	$—	$—
Environmental	398	398	—	—	—
Other	136,063	135,517	546	—	—
Total Letters of Credit	$253,605	$201,267	$52,338	$—	$—
Surety Bonds:
Employee-Related	$116,341	$116,341	$—	$—	$—
Environmental	824,694	793,872	30,822	—	—
Other	29,723	28,126	1,597	—	—
Total Surety Bonds	$970,758	$938,339	$32,419	$—	$—
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
The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at			Fair Value Measurements at
	June 30, 2025			December 31, 2024
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
U.S. Treasury Securities	$—	$—	$—	$51,993	$—	$—
Global Water Treatment Trust Fund(1)	$12,466	$—	$—	$12,054	$—	$—
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
The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	June 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt (Excluding Debt Issuance Costs)	$365,769	$370,976	$184,677	$199,052
Certain of the Company’s debt is actively traded on a public market and, as a result, constitutes Level 1 fair value measurements. The portion of the Company’s debt obligations that is not actively traded is valued through reference to the applicable underlying benchmark rate and, as a result, constitutes Level 2 fair value measurements.
NOTE 16—SEGMENT INFORMATION:
Prior to the completion of the Merger, the Company consisted of two reportable segments, the PAMC segment and the CONSOL Marine Terminal segment. Following completion of the Merger, the Company adjusted its internal reporting structure and the Company's CODM changed the manner in which he measures financial performance and allocates resources. Thus, the Company reassessed its reporting segments and the Company now consists of four reportable segments: (1) the High CV Thermal segment; (2) the Metallurgical segment; (3) the Powder River Basin (“PRB”) segment; and (4) the Baltimore Marine Terminal segment. Accordingly, the manner in which the Company reports its operations has been changed retrospectively, and all relevant prior period amounts have been recast to reflect this change.
The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management to make decisions on and assess performance of the Company’s reportable segments. The Company manages its segments by market and coal quality, not by individual mining complex or geographic region. The High CV Thermal segment contains the Company’s High CV Thermal operations in Pennsylvania, West Virginia, and Colorado; the Metallurgical segment contains the Company’s metallurgical operations in West Virginia; the PRB segment contains the Company’s surface mining complexes in Wyoming; and the Baltimore Marine Terminal segment contains the Company's coal export terminal operations in the Port of Baltimore. The Company’s Other segment includes revenue and expenses from various corporate and diversified business activities that are not allocated to the High CV Thermal, Metallurgical, PRB or Baltimore Marine Terminal segments. The diversified business activities currently include the carbon products and materials businesses led by CONSOL Innovations LLC, the Greenfield Reserves and Resources, corporate overhead, closed and idle mine activities, land management activities, certain other income, income or loss from the Company's equity investment in DTA and gain on asset sales related to non-core assets. Additionally, interest expense and income taxes, as well as various other non-operated activities, none of which are individually significant to the Company, are also reflected in the Company's Other segment and are not allocated to the High CV Thermal, Metallurgical, PRB or Baltimore Marine Terminal segments.
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

Reportable segment results for the three months ended June 30, 2025 were:

	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Other, Corporate and Eliminations	Consolidated
Revenues	$606,500	$299,994	$186,872	$22,572	$(13,577)	$1,102,361
Cash Costs of Revenue	331,058	214,365	168,246	7,578	3,211
Transportation Costs	99,084	67,088	2,460	—	(18,032)
Other Segment Items(1)	—	21,243	—	—	61,790
Adjusted EBITDA	$176,358	$(2,702)	$16,166	$14,994	$(60,546)	$144,270
Segment Assets	$2,072,304	$2,334,353	$361,452	$87,156	$1,353,473	$6,208,738
Capital Expenditures	$48,175	$30,509	$2,413	$1,538	$6,550	$89,185
Reportable segment results for the three months ended June 30, 2024 were:

	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Other, Corporate and Eliminations	Consolidated
Revenues	$454,752	$27,503	$—	$12,020	$(3,555)	$490,720
Cash Costs of Revenue	230,262	33,842	—	6,135	3,263
Transportation Costs	70,310	2,623	—	—	(7,293)
Other Segment Items(1)	928	—	—	—	26,112
Adjusted EBITDA	$153,252	$(8,962)	$—	$5,885	$(25,637)	$124,538
Segment Assets	$1,665,463	$118,842	$—	$85,445	$840,704	$2,710,454
Capital Expenditures	$47,043	$1,886	$—	$3,737	$2,742	$55,408
Reportable segment results for the six months ended June 30, 2025 were:

	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Other, Corporate and Eliminations	Consolidated
Revenues	$1,148,586	$604,574	$349,461	$43,798	$(26,652)	$2,119,767
Cash Costs of Revenue	634,619	425,140	301,404	15,403	6,038
Transportation Costs	192,813	144,070	5,200	—	(34,302)
Other Segment Items(1)	—	57,649	—	—	103,978
Adjusted EBITDA	$321,154	$(22,285)	$42,857	$28,395	$(102,366)	$267,755
Segment Assets	$2,072,304	$2,334,353	$361,452	$87,156	$1,353,473	$6,208,738
Capital Expenditures	$82,170	$54,473	$4,909	$2,780	$9,675	$154,007

Reportable segment results for the six months ended June 30, 2024 were:

	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Other, Corporate and Eliminations	Consolidated
Revenues	$951,481	$62,599	$—	$36,548	$(13,219)	$1,037,409
Cash Costs of Revenue	472,698	68,468	—	13,304	5,457
Transportation Costs	150,852	5,979	—	—	(21,349)
Other Segment Items(1)	(1,322)	—	—	—	37,031
Adjusted EBITDA	$329,253	$(11,848)	$—	$23,244	$(34,358)	$306,291
Segment Assets	$1,665,463	$118,842	$—	$85,445	$840,704	$2,710,454
Capital Expenditures	$84,001	$4,979	$—	$4,800	$3,980	$97,760
(1) Other segment items include other non-operating income, general and administrative costs, and other non-operating expenses that are not part of each segment's ongoing operations.
For the three and six months ended June 30, 2025 and 2024, the Company's reportable segments had revenues from the following customers, each comprising over 10% of the Company's total sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Customer A	*	$60,982	*	$107,468
Customer B	*	*	*	$109,828
Customer C	*	*	*	$108,921
* Revenues from these customers during the periods presented were less than 10% of the Company's total sales.
Reconciliation of Segment Information to Consolidated Amounts:

	Three Months Ended June 30, 2025
	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Other, Corporate and Eliminations	Consolidated
Earnings (Loss) Before Income Tax	$124,337	$(78,019)	$10,500	$13,600	$(99,858)	$(29,440)
Interest Expense, net	—	—	—	—	3,650	3,650
Depreciation, Depletion and Amortization	52,021	75,317	5,666	1,394	34,865	169,263
Other Adjustments	—	—	—	—	797	797
Adjusted EBITDA	$176,358	$(2,702)	$16,166	$14,994	$(60,546)	$144,270

	Three Months Ended June 30, 2024
	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Other, Corporate and Eliminations	Consolidated
Earnings (Loss) Before Income Tax	$111,896	$(11,121)	$—	$4,709	$(38,396)	$67,088
Interest Expense, net	—	—	—	—	366	366
Depreciation, Depletion and Amortization	41,356	2,159	—	1,176	10,156	54,847
Other Adjustments	—	—	—	—	2,237	2,237
Adjusted EBITDA	$153,252	$(8,962)	$—	$5,885	$(25,637)	$124,538

	Six Months Ended June 30, 2025
	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Other, Corporate and Eliminations	Consolidated
Earnings (Loss) Before Income Tax	$217,843	$(143,491)	$26,411	$25,622	$(229,318)	$(102,933)
Interest Expense, net	—	—	—	—	5,351	5,351
Depreciation, Depletion and Amortization	103,311	121,206	16,446	2,773	47,083	290,819
Loss on Debt Extinguishment	—	—	—	—	11,680	11,680
Other Adjustments	—	—	—	—	62,838	62,838
Adjusted EBITDA	$321,154	$(22,285)	$42,857	$28,395	$(102,366)	$267,755

	Six Months Ended June 30, 2024
	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Other, Corporate and Eliminations	Consolidated
Earnings (Loss) Before Income Tax	$242,413	$(16,059)	$—	$20,976	$(61,508)	$185,822
Interest Expense, net	—	—	—	—	1,270	1,270
Depreciation, Depletion and Amortization	86,840	4,211	—	2,268	18,525	111,844
Other Adjustments	—	—	—	—	7,355	7,355
Adjusted EBITDA	$329,253	$(11,848)	$—	$23,244	$(34,358)	$306,291

NOTE 17—STOCK REPURCHASES:
In December 2017, the Company's Board of Directors approved a program to repurchase, from time to time, the Company's outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025. This program terminated on December 31, 2024.
On February 18, 2025, the Company's Board of Directors approved a capital return framework that involves a mix of dividends and share repurchases. The repurchase program permits the repurchase, from time to time, of the Company's outstanding shares of common stock in an aggregate amount of up to $1 billion, subject to certain covenants in the Revolving Credit Facility and the agreements relating to the Series 2025 Bonds that limit the Company's ability to declare and pay dividends.
Under the terms of the program, the Company is permitted to make repurchases in the open market, in privately negotiated transactions, accelerated repurchase programs or in structured share repurchase programs. The Company is also authorized to enter into one or more 10b5-1 plans with respect to any of the repurchases. Any repurchases of common stock are to be funded from available cash on hand or short-term borrowings. The program does not obligate the Company to acquire any particular amount of its common stock, and the program can be modified or suspended at any time at the Company’s discretion. The program is conducted in compliance with applicable legal requirements as well as any covenants or other requirements included in the Company's credit agreements, receivables purchase agreements and indentures.
During the six months ended June 30, 2025 and 2024, the Company repurchased and retired 2,553,199 and 747,351 shares, respectively, of the Company's common stock at an average price of $71.73 and $89.49 per share, respectively.
NOTE 18—SUBSEQUENT EVENTS:
On July 28, 2025 (the “Closing Date”), Core and certain subsidiaries of Core entered into (i) a Receivables Financing Agreement (the “Receivables Financing Agreement”), by and among Core Receivable Company, LLC (the “Borrower”), as borrower, Core Sales, LLC, as the initial servicer (the “Servicer”), PNC, as administrative agent and LC bank, PNC CM, as structuring agent, and the lenders from time to time party thereto; (ii) a Third Amended and Restated Sale and Contribution Agreement (the “Sale and Contribution Agreement”), by and among the Borrower, the Servicer and Arch; (iii) a Third Amended and Restated Purchase and Sale Agreement (the “Purchase and Sale Agreement”), by and among Arch, the Servicer and the originators party thereto; and (iv) a Fifth Amended and Restated Performance Guaranty (the “Performance Guaranty”), by Core in favor of PNC for the benefit of the secured parties under the Receivables Financing Agreement. Together, the Receivables Financing Agreement, Sale and Contribution Agreement, Purchase and Sale Agreement and Performance Guaranty establish the primary terms and conditions of the extended accounts receivable securitization program (the “Restated Securitization Facility”). The Restated Securitization Facility amends and restates the Legacy Arch Securitization Facility in its entirety. The Legacy CONSOL Securitization Facility was repaid in its entirety and terminated effective July 28, 2025. The Restated Securitization Facility includes originators from both the Legacy Arch and Legacy CONSOL Securitization Facilities.
The Receivables Financing Agreement supports the issuance of letters of credit and a borrowing capacity of $250 million, with a maturity date of July 27, 2028. Pursuant to the Purchase and Sale Agreement, the originators party thereto sell trade receivables to Arch. Pursuant to the Sale and Contribution Agreement, Arch sells and/or contributes trade receivables to the Borrower. The Borrower, in turn, pledges its interests in the receivables to PNC and/or Regions Bank, which either make loans or issue letters of credit on behalf of the Borrower.
Loans under the Receivables Financing Agreement accrue interest at a reserve-adjusted market index rate equal to the applicable term SOFR rate plus ten basis points. Loans and letters of credit under the Receivables Financing Agreement also accrue a drawn fee and a letter of credit participation fee, respectively, of 2.00% per annum. In connection with the Receivables Financing Agreement, the Borrower paid certain structuring fees to PNC CM and pays other customary fees to the lenders, including a fee on unused commitments equal to 0.60% per annum.
On August 5, 2025, Core announced a $0.10 per share dividend in an aggregate amount of approximately $5.1 million, payable on September 15, 2025 to all stockholders of record as of August 29, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in conjunction with the Consolidated Financial Statements and corresponding notes included elsewhere in this Quarterly Report on Form 10-Q. In addition, this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements for the three-year period ended December 31, 2024 included in the Company's Annual Report on Form 10-K, filed on February 20, 2025. This MD&A contains forward-looking statements and the matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected or implied in the forward-looking statements. Please see “Risk Factors” and “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.
All amounts discussed are in millions of U.S. dollars, unless otherwise indicated. All tons discussed are on a clean coal equivalent basis.
Recent Developments
Merger
On January 14, 2025, the Company completed the Merger with Arch. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Arch, with Arch continuing as the surviving corporation and as a wholly-owned subsidiary of the Company. See Note 2 - Merger with Arch in the Notes to the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Prior to the completion of the Merger, the Company consisted of two reportable segments, the PAMC segment and the CONSOL Marine Terminal segment. Following completion of the Merger, the Company adjusted its internal reporting structure, and the Company's chief operating decision maker (“CODM”) changed the manner in which he measures financial performance and allocates resources. Thus, the Company reassessed its reporting segments and the Company now consists of four reportable segments: (1) the High CV Thermal segment; (2) the Metallurgical segment; (3) the Powder River Basin (“PRB”) segment; and (4) the Baltimore Marine Terminal segment. Accordingly, the manner in which the Company reports its operations has been changed retrospectively, and all relevant prior period amounts have been recast to reflect this change.
Combustion-Related Activity at Leer South Mine
On January 13, 2025, an isolated combustion-related activity was reported at the Leer South mine, located in Barbour County, West Virginia. The Company temporarily sealed the Leer South mine's active longwall panel in order to extinguish such activity. The Company resumed development work with continuous miners in February 2025, and Company personnel and regulatory officials re-entered the sealed area of the mine on June 10, 2025. Thereafter, ventilation to the full mine was re-established, hydraulic pressure along the longwall face was restored and an extensive evaluation of the mine's major equipment and infrastructure was conducted. As expected, the longwall was largely unaffected by the combustion event, and major components and systems remain in good condition. On June 26, 2025, the operating team found it necessary to evacuate the mine and begin restoring pumpable seals to the affected area in the wake of an increase in carbon monoxide levels. The Company is working closely with federal and state officials on a plan to recover and reposition the longwall equipment by the end of October, with the objective of resuming longwall production shortly thereafter.
The Company currently expects to incur fire extinguishment and idle costs of $20 million to $30 million at Leer South in the third quarter of 2025. The Company expects insurance recoveries associated with developments at Leer South to exceed $100 million.
One Big Beautiful Bill Act
On July 4, 2025, H.R. 1, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law by the President of the United States. Several provisions included in the OBBBA are expected to benefit the Company, including language designating U.S.-produced metallurgical coal as a “critical material” under Internal Revenue Code Section 45X (Advanced Manufacturing Production Credit), through which the Company will be eligible for a 2.5% monetizable tax credit on production-related costs beginning in 2026 and sunsetting at the end of 2029. The Company is currently evaluating the OBBBA provisions, and the determination as to the applicability and extent of the OBBBA's provisions on the Company's future results of operations and cash flows will be dependent upon interpretations of the law and revenue rulings issued by the United States Treasury Department.

Executive Orders
President Trump issued a series of executive orders in April 2025 intended to reduce the regulatory burden on U.S. coal-based power plants and to ensure the long-term preservation of the U.S. coal fleet. The Trump Administration views the coal fleet as essential to the security, resilience and reliability of the U.S. power system.
Our Business
We are a world-class producer and exporter of high-quality, low-cost coals, including metallurgical and thermal coals. With a focus on seaborne markets, we play an essential role in meeting the world's growing need for steel, infrastructure and energy, and have ownership interests in two marine export terminals.
The Merger joined two proven leadership teams and operating platforms to establish Core, a premier North American coal producer and exporter of high-quality, low-cost coals with offerings ranging from metallurgical to high calorific value thermal coals. With mining operations and terminal facilities across six states, Core owns 11 mines, including one of the largest, lowest cost and highest calorific value thermal coal mining complexes in North America and one of the largest, lowest cost and highest quality metallurgical coal mine portfolios in the United States. Core also has access to global markets via ownership interests in two export terminals on the U.S. Eastern seaboard, along with strategic connectivity to ports on the West Coast and the Gulf of America. The combined company expects to realize meaningful operating synergies through the optimization of support functions, greatly enhanced marketing opportunities and a significantly expanded logistics network, which will enhance the Company's ability to deliver coal reliably and efficiently to its global customers.
How We Evaluate Our Operations
Our management team uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability. The metrics include: (i) adjusted EBITDA, a non-GAAP financial measure; (ii) coal production and sales volumes; (iii) realized coal revenue, a non-GAAP financial measure; (iv) cash cost of coal sold, a non-GAAP financial measure; (v) realized coal revenue per ton sold, an operating ratio derived from non-GAAP financial measures; (vi) cash cost of coal sold per ton, an operating ratio derived from non-GAAP financial measures; and (vii) cash margin per ton sold, an operating ratio derived from non-GAAP financial measures, defined as realized coal revenue per ton sold less cash cost of coal sold per ton.
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

	Three Months Ended June 30, 2025
	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Idle, Other and Eliminations	Consolidated
Revenues	$606,500	$299,994	$186,872	$22,572	$(13,577)	$1,102,361
Less: Adjustments to Reconcile to Non-GAAP Segment Realized Coal Revenue
Transportation Costs	99,084	67,088	2,460	—	—	168,632
Terminal Revenues	—	—	—	22,572	(18,032)	4,540
Other Revenues	—	—	—	—	4,455	4,455
Non-GAAP Segment Realized Coal Revenue	$507,416	$232,906	$184,412	$—	$—	$924,734
Tons Sold	8,388	2,235	12,556
Realized Coal Revenue per Ton Sold	$60.50	$104.22	$14.69

	Three Months Ended June 30, 2024
	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Idle, Other and Eliminations	Consolidated
Revenues	$454,752	$27,503	$—	$12,020	$(3,555)	$490,720
Less: Adjustments to Reconcile to Non-GAAP Segment Realized Coal Revenue
Transportation Costs	70,310	2,623	—	—	—	72,933
Terminal Revenues	—	—	—	12,020	(7,293)	4,727
Other Revenues	—	—	—	—	3,738	3,738
Non-GAAP Segment Realized Coal Revenue	$384,442	$24,880	$—	$—	$—	$409,322
Tons Sold	5,752	164	—
Realized Coal Revenue per Ton Sold	$66.83	$151.36	$—

	Six Months Ended June 30, 2025
	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Idle, Other and Eliminations	Consolidated
Revenues	$1,148,586	$604,574	$349,461	$43,798	$(26,652)	$2,119,767
Less: Adjustments to Reconcile to Non-GAAP Segment Realized Coal Revenue
Transportation Costs	192,813	144,070	5,200	—	—	342,083
Terminal Revenues	—	—	—	43,798	(34,302)	9,496
Other Revenues	—	—	—	—	7,650	7,650
Non-GAAP Segment Realized Coal Revenue	$955,773	$460,504	$344,261	$—	$—	$1,760,538
Tons Sold	15,484	4,551	23,263
Realized Coal Revenue per Ton Sold	$61.73	$101.19	$14.80

	Six Months Ended June 30, 2024
	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Idle, Other and Eliminations	Consolidated
Revenues	$951,481	$62,599	$—	$36,548	$(13,219)	$1,037,409
Less: Adjustments to Reconcile to Non-GAAP Segment Realized Coal Revenue
Transportation Costs	150,852	5,979	—	—	—	156,831
Terminal Revenues	—	—	—	36,548	(21,349)	15,199
Other Revenues	—	—	—	—	8,130	8,130
Non-GAAP Segment Realized Coal Revenue	$800,629	$56,620	$—	$—	$—	$857,249
Tons Sold	11,844	357	—
Realized Coal Revenue per Ton Sold	$67.60	$158.61	$—
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

	Three Months Ended June 30, 2025
	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Idle, Other and Eliminations	Consolidated
Cost of Sales	$430,142	$302,696	$170,706	$7,578	$1,452	$912,574
Less: Adjustments to Reconcile to Non-GAAP Segment Cash Cost of Coal Sold
Transportation Costs	99,084	67,088	2,460	—	(18,032)	150,600
Cost of Sales from Idled Operations	—	21,243	—	—	4,920	26,163
Terminal Operating Costs	—	—	—	7,578	—	7,578
Other (Operating Overhead, Certain Actuarial, etc.)	—	—	—	—	14,564	14,564
Non-GAAP Segment Cash Cost of Coal Sold	$331,058	$214,365	$168,246	$—	$—	$713,669
Tons Sold	8,388	2,235	12,556
Cash Cost of Coal Sold per Ton	$39.47	$95.93	$13.40

	Three Months Ended June 30, 2024
	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Idle, Other and Eliminations	Consolidated
Cost of Sales	$300,572	$36,465	$—	$6,135	$865	$344,037
Less: Adjustments to Reconcile to Non-GAAP Segment Cash Cost of Coal Sold
Transportation Costs	70,310	2,623	—	—	(7,293)	65,640
Cost of Sales from Idled Operations	—	—	—	—	1,643	1,643
Terminal Operating Costs	—	—	—	6,135	—	6,135
Other (Operating Overhead, Certain Actuarial, etc.)	—	—	—	—	6,515	6,515
Non-GAAP Segment Cash Cost of Coal Sold	$230,262	$33,842	$—	$—	$—	$264,104
Tons Sold	5,752	164	—
Cash Cost of Coal Sold per Ton	$39.82	$205.88	$—

	Six Months Ended June 30, 2025
	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Idle, Other and Eliminations	Consolidated
Cost of Sales	$827,432	$626,859	$306,604	$15,403	$6,572	$1,782,870
Less: Adjustments to Reconcile to Non-GAAP Segment Cash Cost of Coal Sold
Transportation Costs	192,813	144,070	5,200	—	(34,302)	307,781
Cost of Sales from Idled Operations	—	57,649	—	—	9,564	67,213
Terminal Operating Costs	—	—	—	15,403	—	15,403
Other (Operating Overhead, Certain Actuarial, etc.)	—	—	—	—	31,310	31,310
Non-GAAP Segment Cash Cost of Coal Sold	$634,619	$425,140	$301,404	$—	$—	$1,361,163
Tons Sold	15,484	4,551	23,263
Cash Cost of Coal Sold per Ton	$40.98	$93.42	$12.96

	Six Months Ended June 30, 2024
	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Idle, Other and Eliminations	Consolidated
Cost of Sales	$623,550	$74,447	$—	$13,304	$(13,224)	$698,077
Less: Adjustments to Reconcile to Non-GAAP Segment Cash Cost of Coal Sold
Transportation Costs	150,852	5,979	—	—	(21,349)	135,482
Cost of Sales from Idled Operations	—	—	—	—	2,712	2,712
Terminal Operating Costs	—	—	—	13,304	—	13,304
Other (Operating Overhead, Certain Actuarial, etc.)	—	—	—	—	5,413	5,413
Non-GAAP Segment Cash Cost of Coal Sold	$472,698	$68,468	$—	$—	$—	$541,166
Tons Sold	11,844	357	—
Cash Cost of Coal Sold per Ton	$40.06	$191.79	$—
We define adjusted EBITDA as (i) net income (loss) plus income taxes, net interest expense and depreciation, depletion and amortization, as adjusted for (ii) certain non-cash items, such as loss on debt extinguishment and (iii) other adjustments, such as stock-based compensation and Merger-related expenses. Adjusted EBITDA may also be adjusted for items that may not reflect the trend of future results by excluding transactions that are not indicative of our operating performance or that arise outside of the ordinary course of our business.

The following tables present a reconciliation by reportable segment of adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure, on a historical basis, for each of the periods indicated (in thousands).

	Three Months Ended June 30, 2025
	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Other, Corporate and Eliminations	Consolidated
Net Income (Loss)	$124,337	$(78,019)	$10,500	$13,600	$(106,974)	$(36,556)
Income Tax Expense	—	—	—	—	7,116	7,116
Interest Expense, net	—	—	—	—	3,650	3,650
Depreciation, Depletion and Amortization	52,021	75,317	5,666	1,394	34,865	169,263
Other Adjustments	—	—	—	—	797	797
Adjusted EBITDA	$176,358	$(2,702)	$16,166	$14,994	$(60,546)	$144,270

	Three Months Ended June 30, 2024
	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Other, Corporate and Eliminations	Consolidated
Net Income (Loss)	$111,896	$(11,121)	$—	$4,709	$(47,423)	$58,061
Income Tax Expense	—	—	—	—	9,027	9,027
Interest Expense, net	—	—	—	—	366	366
Depreciation, Depletion and Amortization	41,356	2,159	—	1,176	10,156	54,847
Other Adjustments	—	—	—	—	2,237	2,237
Adjusted EBITDA	$153,252	$(8,962)	$—	$5,885	$(25,637)	$124,538

	Six Months Ended June 30, 2025
	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Other, Corporate and Eliminations	Consolidated
Net Income (Loss)	$217,843	$(143,491)	$26,411	$25,622	$(232,218)	$(105,833)
Income Tax Expense	—	—	—	—	2,900	2,900
Interest Expense, net	—	—	—	—	5,351	5,351
Depreciation, Depletion and Amortization	103,311	121,206	16,446	2,773	47,083	290,819
Loss on Debt Extinguishment	—	—	—	—	11,680	11,680
Other Adjustments	—	—	—	—	62,838	62,838
Adjusted EBITDA	$321,154	$(22,285)	$42,857	$28,395	$(102,366)	$267,755

	Six Months Ended June 30, 2024
	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Other, Corporate and Eliminations	Consolidated
Net Income (Loss)	$242,413	$(16,059)	$—	$20,976	$(87,378)	$159,952
Income Tax Expense	—	—	—	—	25,870	25,870
Interest Expense, net	—	—	—	—	1,270	1,270
Depreciation, Depletion and Amortization	86,840	4,211	—	2,268	18,525	111,844
Other Adjustments	—	—	—	—	7,355	7,355
Adjusted EBITDA	$329,253	$(11,848)	$—	$23,244	$(34,358)	$306,291
Results of Operations: Three Months Ended June 30, 2025 Compared with the Three Months Ended June 30, 2024
Revenues
The Company's revenues primarily include sales to customers of coal produced at our operations and, to a lesser extent, coal purchased from third parties. The Company's revenues also include transloading services at the Port of Baltimore, as well as other revenues generated from customers.
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
Consolidated revenues in the three months ended June 30, 2025 were $611 million higher than the three months ended June 30, 2024. As a result of the Merger, the legacy Arch operations contributed $513 million of revenues in the three months ended June 30, 2025, primarily from coal sales in the metallurgical and PRB segments. The revenues of legacy CONSOL's PAMC increased $85 million in the period-to-period comparison, primarily due to increased sales tons. The revenues of legacy CONSOL's Itmann mine increased $3 million in the period-to-period comparison. The revenues of the Baltimore Marine Terminal increased $10 million in the period-to-period comparison, primarily due to the negative impacts of the Francis Scott Key Bridge collapse during the second quarter of 2024. See the discussion in “Operational Performance” below for further information about segment results.
Cost of Sales
Cost of sales includes items such as direct operating costs, royalty and production taxes, direct administration costs and transportation costs. Our consolidated cost of sales in the three months ended June 30, 2025 increased $569 million compared to the three months ended June 30, 2024. As a result of the Merger, the legacy Arch operations incurred cost of sales of $511 million during the three months ended June 30, 2025. Cost of sales at legacy CONSOL's PAMC and the Itmann mine increased $64 million in the period-to-period comparison, primarily due to increased sales tons. Cost of sales at the Baltimore Marine Terminal increased $1 million in the period-to-period comparison, primarily due to increased throughput volumes. See the discussion in “Operational Performance” below for further information about segment results. The remaining $7 million decrease in the period-to-period comparison was the result of additional operating overhead and certain actuarial costs during the three months ended June 30, 2024.

Depreciation, Depletion and Amortization

On a consolidated basis, depreciation, depletion and amortization costs were $169 million for the three months ended June 30, 2025, compared to $55 million for the three months ended June 30, 2024, resulting in a $114 million increase. The assets acquired in the Merger resulted in an additional $98 million of depreciation, depletion and amortization expense in the three months ended June 30, 2025. See Note 2 - Merger with Arch in the Notes to the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information. The remaining increase was primarily the result of additional capital expenditures at the legacy CONSOL operations and adjustments to the Company's asset retirement obligations in the three months ended June 30, 2025, none of which were individually material.

General and Administrative Costs

On a consolidated basis, general and administrative costs were $35 million for the three months ended June 30, 2025, compared to $21 million for the three months ended June 30, 2024. The $14 million increase in the period-to-period comparison was primarily due to increased headcount as a combined company, as well as non-recurring transaction costs, including fees paid to financial, legal and accounting advisors, severance and benefit costs, filing fees and debt restructuring costs, as a result of the Merger. See Note 2 - Merger with Arch in the Notes to the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information.

Other Operating Expense (Income), net

Other operating expense (income), net includes items such as coal reserve holding costs, miscellaneous other income and gain or loss on sales of assets. The $6 million change in the period-to-period comparison was primarily due to additional other operating activities across various categories, none of which were individually material.

Interest Expense and Interest Income

On a consolidated basis, interest expense was $10 million for the three months ended June 30, 2025, compared to $5 million for the three months ended June 30, 2024. The $5 million increase in the period-to-period comparison was primarily due to interest incurred on the WVEDA Bonds (as defined below), as well as interest incurred on additional equipment financing arrangements entered into during the three months ended June 30, 2025.

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

Operational Performance: Three Months Ended June 30, 2025 Compared with the Three Months Ended June 30, 2024
The Company consists of four reportable segments: (1) the High CV Thermal segment; (2) the Metallurgical segment; (3) the PRB segment; and (4) the Baltimore Marine Terminal segment. The High CV Thermal segment consists of the Company's Pennsylvania Mining Complex and the West Elk mine located in Colorado. The Metallurgical segment consists of the Company's Leer, Leer South, Beckley, Mountain Laurel and Itmann coal mines in West Virginia. The PRB segment consists of the Company's Black Thunder and Coal Creek surface mining complexes located in Wyoming. The Baltimore Marine Terminal segment consists of the Company's coal export terminal operations in the Port of Baltimore.
Most of the production from the PRB segment is sold to U.S. power generators, who in recent years have indicated a shift in their generating capacity to other, non-coal fuel and energy sources. As such, the Company is managing its operational footprint at its PRB operations to meet current demand and has put in place funding to pay for the eventual closure and final reclamation of these operations.
The Company evaluates the performance of its segments utilizing Adjusted EBITDA and various productivity metrics. Adjusted EBITDA measures the operating performance of the Company's segments and is used to allocate resources to the Company's segments. The following table presents results by reportable segment for each of the periods indicated.

	Three Months Ended June 30,
	2025	2024	Variance
High CV Thermal Segment
Total Tons Produced (in millions)	8.0	5.6	2.4
Total Tons Sold (in millions)	8.4	5.8	2.6
Realized Coal Revenue per Ton Sold(1)	$60.50	$66.83	$(6.33)
Cash Cost of Coal Sold per Ton(1)	$39.47	$39.82	$(0.35)
Cash Margin per Ton Sold(1)	$21.03	$27.01	$(5.98)
Adjusted EBITDA (in thousands)(1)	$176,358	$153,252	$23,106

Metallurgical Segment
Total Tons Produced (in millions)	2.4	0.1	2.3
Total Tons Sold (in millions)	2.2	0.2	2.0
Realized Coal Revenue per Ton Sold(1)	$104.22	$151.36	$(47.14)
Cash Cost of Coal Sold per Ton(1)	$95.93	$205.88	$(109.95)
Cash Margin per Ton Sold(1)	$8.29	$(54.52)	$62.81
Adjusted EBITDA (in thousands)(1)	$(2,702)	$(8,962)	$6,260

PRB Segment
Total Tons Produced (in millions)	12.6	—	12.6
Total Tons Sold (in millions)	12.6	—	12.6
Realized Coal Revenue per Ton Sold(1)	$14.69	$—	$14.69
Cash Cost of Coal Sold per Ton(1)	$13.40	$—	$13.40
Cash Margin per Ton Sold(1)	$1.29	$—	$1.29
Adjusted EBITDA (in thousands)(1)	$16,166	$—	$16,166

Baltimore Marine Terminal Segment
Throughput Tons (in millions)	4.9	2.3	2.6
Adjusted EBITDA (in thousands)(1)	$14,994	$5,885	$9,109

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

HIGH CV THERMAL SEGMENT ANALYSIS:

Adjusted EBITDA increased $23 million in the period-to-period comparison, primarily due to the 1.7 million ton increase in PAMC sales volumes quarter-over-quarter, despite reduced realization. Realized coal revenue per ton sold was negatively impacted by softened international markets, which weighed on Newcastle prices, coupled with weak demand in Europe, which weighed on API2 pricing.

METALLURGICAL SEGMENT ANALYSIS:

All metallurgical assets, except Itmann, were acquired in the Merger, resulting in additional sales volumes of 2.0 million tons, realized coal revenue of $206 million and cash cost of coal sold of $183 million in the three months ended June 30, 2025. However, realized coal revenue per ton sold was significantly impacted by reduced metallurgical coal benchmark prices during the three months ended June 30, 2025, which remained challenged due to surplus production within the industry and weak demand. Adjusted EBITDA was also impacted by $21 million of costs incurred during the current quarter related to the combustion incident at the Leer South mine.

PRB SEGMENT ANALYSIS:

The PRB assets were acquired in the Merger and, as such, there was no activity during the three months ended June 30, 2024. The PRB segment produced and sold 12.6 million tons in the three months ended June 30, 2025. Adjusted EBITDA was $16 million in the current quarter.

BALTIMORE MARINE TERMINAL SEGMENT ANALYSIS:

Adjusted EBITDA for the three months ended June 30, 2025 was $15 million, compared to $6 million for the three months ended June 30, 2024. In 2024, throughput volumes and revenue from those volumes were interrupted until May 20, 2024 as a result of the Francis Scott Key Bridge collapse. Accordingly, throughput volumes at the Baltimore Marine Terminal were 4.9 million tons for the three months ended June 30, 2025, compared to 2.3 million tons for the three months ended June 30, 2024. Baltimore Marine Terminal revenue was $23 million for the three months ended June 30, 2025, compared to $12 million for the three months ended June 30, 2024.

Vessel access to, and export capability from, the Baltimore Marine Terminal was restricted on March 26, 2024 after the Francis Scott Key Bridge collapsed. Management worked diligently to minimize the disruption to our business and address direct and indirect impacts to the Company and its operations, including moving coal through an alternative port on the East Coast of the United States, accelerating domestic shipments and managing ongoing expenditures. On May 20, 2024, a limited access channel in the Chesapeake Bay was opened to commercial vessel traffic and coal shipments to international markets resumed from the Baltimore Marine Terminal. The permanent 700-foot wide, 50-foot deep channel was restored and opened on June 10, 2024.
Results of Operations: Six Months Ended June 30, 2025 Compared with the Six Months Ended June 30, 2024
Revenues
Consolidated revenues in the six months ended June 30, 2025 were $1,082 million higher than the six months ended June 30, 2024. As a result of the Merger, the legacy Arch operations contributed $1,019 million of revenues in the six months ended June 30, 2025, primarily from coal sales in the metallurgical and PRB segments. The revenues of legacy CONSOL's PAMC increased $63 million in the period-to-period comparison, primarily due to increased sales tons. Revenues from legacy CONSOL's Itmann mine decreased $7 million in the period-to-period comparison. The revenues of the Baltimore Marine Terminal increased $7 million in the period-to-period comparison, primarily due to the negative impacts of the Francis Scott Key Bridge collapse during the second quarter of 2024. See the discussion in “Operational Performance” below for further information about segment results.
Cost of Sales
Our consolidated cost of sales in the six months ended June 30, 2025 increased $1,085 million compared to the six months ended June 30, 2024. As a result of the Merger, the legacy Arch operations incurred cost of sales of $1,013 million during the six months ended June 30, 2025. Cost of sales at legacy CONSOL's PAMC and the Itmann mine increased $58 million in the period-to-period comparison, primarily due to increased sales tons. Cost of sales at the Baltimore Marine Terminal increased $2 million in the period-to-period comparison, primarily due to increased throughput volumes. See the discussion in “Operational Performance” below for further information about segment results. The remaining $12 million increase was the result of additional operating overhead and certain actuarial costs, as well as costs incurred at the Company's idled locations, during the six months ended June 30, 2025.

Depreciation, Depletion and Amortization

On a consolidated basis, depreciation, depletion and amortization costs were $291 million for the six months ended June 30, 2025, compared to $112 million for the six months ended June 30, 2024, resulting in a $179 million increase. The assets acquired in the Merger resulted in an additional $165 million of depreciation, depletion and amortization expense in the six months ended June 30, 2025. See Note 2 - Merger with Arch in the Notes to the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information. The remaining increase was primarily the result of additional capital expenditures at the legacy CONSOL operations and adjustments to the Company's asset retirement obligations in the six months ended June 30, 2025, none of which were individually material.

General and Administrative Costs

On a consolidated basis, general and administrative costs were $124 million for the six months ended June 30, 2025, compared to $42 million for the six months ended June 30, 2024. The $82 million increase in the period-to-period comparison was primarily due to increased headcount as a combined company, an increase in long-term incentive compensation recognized in relation to award modifications due to the Merger, and non-recurring transaction costs, including fees paid to financial, legal and accounting advisors, severance and benefit costs, filing fees and debt restructuring costs, as a result of the Merger. See Note 2 - Merger with Arch in the Notes to the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information.

Other Operating Expense (Income), net

The $5 million change in the period-to-period comparison was primarily due to additional other operating activities across various categories, none of which were individually material.

Interest Expense and Interest Income

On a consolidated basis, interest expense was $18 million for the six months ended June 30, 2025, compared to $10 million for the six months ended June 30, 2024. The $8 million increase in the period-to-period comparison was primarily due to interest incurred on the WVEDA Bonds, as well as interest incurred on additional equipment financing arrangements entered into during the six months ended June 30, 2025 and increased fees associated with the Company's Revolving Credit Facility (as defined below) as a result of the January 2025 amendment.

Interest income increased $4 million in the period-to-period comparison, primarily as a result of additional cash investments.

Loss on Debt Extinguishment

Loss on debt extinguishment of $12 million was recognized in the six months ended June 30, 2025 due to the amendment of the Company's Revolving Credit Facility and the refinancing of the Company's tax-exempt bonds. See Note 13 - Long-Term Debt in the Notes to the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information.

Non-Service Related Pension and Postretirement Benefit Costs

Non-service related pension and postretirement benefit costs increased $4 million in the period-to-period comparison, primarily due to the impact of changes in actuarial assumptions made at the beginning of each year and as a result of the Merger.

Operational Performance: Six Months Ended June 30, 2025 Compared with the Six Months Ended June 30, 2024
The following table presents results by reportable segment for each of the periods indicated.

	Six Months Ended June 30,
	2025	2024	Variance
High CV Thermal Segment
Total Tons Produced (in millions)	15.3	12.1	3.2
Total Tons Sold (in millions)	15.5	11.8	3.7
Realized Coal Revenue per Ton Sold(1)	$61.73	$67.60	$(5.87)
Cash Cost of Coal Sold per Ton(1)	$40.98	$40.06	$0.92
Cash Margin per Ton Sold(1)	$20.75	$27.54	$(6.79)
Adjusted EBITDA (in thousands)(1)	$321,154	$329,253	$(8,099)

Metallurgical Segment
Total Tons Produced (in millions)	4.4	0.3	4.1
Total Tons Sold (in millions)	4.6	0.4	4.2
Realized Coal Revenue per Ton Sold(1)	$101.19	$158.61	$(57.42)
Cash Cost of Coal Sold per Ton(1)	$93.42	$191.79	$(98.37)
Cash Margin per Ton Sold(1)	$7.77	$(33.18)	$40.95
Adjusted EBITDA (in thousands)(1)	$(22,285)	$(11,848)	$(10,437)

PRB Segment
Total Tons Produced (in millions)	23.3	—	23.3
Total Tons Sold (in millions)	23.3	—	23.3
Realized Coal Revenue per Ton Sold(1)	$14.80	$—	$14.80
Cash Cost of Coal Sold per Ton(1)	$12.96	$—	$12.96
Cash Margin per Ton Sold(1)	$1.84	$—	$1.84
Adjusted EBITDA (in thousands)(1)	$42,857	$—	$42,857

Baltimore Marine Terminal Segment
Throughput Tons (in millions)	9.2	6.8	2.4
Adjusted EBITDA (in thousands)(1)	$28,395	$23,244	$5,151

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

HIGH CV THERMAL SEGMENT ANALYSIS:

Adjusted EBITDA decreased $8 million in the period-to-period comparison, primarily due to a $5.87 decrease in realized coal revenue per ton sold as international markets continued to soften, which weighed on Newcastle prices, coupled with weak demand in Europe, which weighed on API2 pricing. The reduced realization was partially offset by a 2.0 million ton increase in PAMC sales volumes year-over-year.

METALLURGICAL SEGMENT ANALYSIS:

All metallurgical assets, except Itmann, were acquired in the Merger, resulting in additional sales volumes of 4.2 million tons, realized coal revenue of $411 million and cash cost of coal sold of $368 million in the six months ended June 30, 2025. However, realized coal revenue per ton sold was significantly impacted by reduced metallurgical coal benchmark prices during the six months ended June 30, 2025, which remained challenged due to surplus production within the industry and weak demand. In addition to lower realization, Adjusted EBITDA was also impacted by $58 million of costs incurred during the six months ended June 30, 2025 related to the combustion incident at the Leer South mine.

PRB SEGMENT ANALYSIS:

The PRB assets were acquired in the Merger, and as such, there was no activity during the six months ended June 30, 2024. The PRB segment produced and sold 23.3 million tons in the six months ended June 30, 2025. Adjusted EBITDA was $43 million during the six months ended June 30, 2025.

BALTIMORE MARINE TERMINAL SEGMENT ANALYSIS:

Adjusted EBITDA for the six months ended June 30, 2025 was $28 million, compared to $23 million for the six months ended June 30, 2024. In 2024, throughput volumes and revenue from those volumes were interrupted until May 20, 2024 as a result of the Francis Scott Key Bridge collapse. Accordingly, throughput volumes at the Baltimore Marine Terminal were 9.2 million tons for the six months ended June 30, 2025, compared to 6.8 million tons for the six months ended June 30, 2024. Baltimore Marine Terminal revenue was $44 million for the six months ended June 30, 2025, compared to $37 million for the six months ended June 30, 2024.

Vessel access to, and export capability from, the Baltimore Marine Terminal was restricted on March 26, 2024 after the Francis Scott Key Bridge collapsed. Management worked diligently to minimize the disruption to our business and address direct and indirect impacts to the Company and its operations, including moving coal through an alternative port on the East Coast of the United States, accelerating domestic shipments and managing ongoing expenditures. On May 20, 2024, a limited access channel in the Chesapeake Bay was opened to commercial vessel traffic and coal shipments to international markets resumed from the Baltimore Marine Terminal. The permanent 700-foot wide, 50-foot deep channel was restored and opened on June 10, 2024.
Liquidity and Capital Resources
The Company's potential sources of liquidity include cash generated from operations, cash on hand, short-term investments, borrowings under the Revolving Credit Facility and securitization facilities (which are discussed and defined below), and, if necessary, the ability to issue equity or debt securities. The Company believes that cash generated from these sources, without needing to issue equity or debt securities, will be sufficient to meet its short-term working capital requirements, long-term capital expenditure requirements, and debt servicing obligations, as well as to provide required letters of credit or surety bonds necessary for the Company's operations.

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

Our total liquidity as of June 30, 2025 was comprised of the following:

(in millions)	June 30, 2025
Cash and Cash Equivalents	$413
Securitization Facilities - Current Availability	188
Revolving Credit Facility - Current Availability	600
Less: Letters of Credit Outstanding	(253)
Total Liquidity	$948

Events that negatively impact our operations, overall financial condition and liquidity could result in our inability to comply with the Revolving Credit Facility's financial covenants. This could limit our ability to borrow under the Revolving Credit Facility if we are unable to obtain necessary waivers or amendments. The Company expects to maintain adequate liquidity through its operating cash flow, cash and cash equivalents on hand, and short-term investments, as well as the Revolving Credit Facility and its securitization facilities, to fund its working capital needs and capital expenditures in the short-term and long-term.
Uncertainty in the financial markets, tariffs and executive actions by the executive branch of the U.S. government and certain other foreign nations or sovereignties bring additional potential risks to the Company. These risks could impact our ability to raise capital in the equity and debt markets, or result in higher costs to obtain additional capital or credit as well as increase potential counterparty defaults. In addition, market disruptions and uncertainty, including as a result of potential tariffs and executive actions, high interest rates and sustained high inflation, may impact the Company's revenues and collection of trade receivables. The Company regularly monitors the creditworthiness of its customers and counterparties and manages credit exposure through payment terms, credit limits, prepayments and security.

The global landscape on rates and the scope of tariffs imposed on goods imported into and out of the United States from multiple countries around the world continues to evolve and be uncertain, as the U.S. government continues to negotiate its position with multiple countries and across various industries and goods. While the evolving global trade landscape relating to tariffs and retaliatory trade measures imposed by other countries on U.S. goods have not yet had a significant impact on our business or results of operations as of June 30, 2025, these or additional changes in U.S. or international trade policy have increased uncertainty regarding the ultimate effect of the tariffs on economic conditions and could lead to further weakened business conditions for the coal industry.

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
At June 30, 2025, the Company has a $153 million fund in place that will cover, in part, future reclamation costs of the thermal assets in the PRB. Additionally, the Company maintains a $12 million Global Water Treatment Trust Fund that will fund future water treatment obligations in Pennsylvania, as well as replace surety bonds and related collateral requirements. The Company expects to contribute a minimum of $2 million per year to the Global Water Treatment Trust Fund. These amounts are included in Funds for Asset Retirement Obligations on the Consolidated Balance Sheets.
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

The Company participates in the United Mine Workers of America (the “UMWA”) Combined Benefit Fund and the UMWA 1992 Benefit Plan for which benefits are reflected in the Company's consolidated financial statements when paid. These benefit arrangements may result in additional liabilities that are not recognized on the Consolidated Balance Sheet at June 30, 2025. The various multi-employer benefit plans are discussed in Note 17—Other Employee Benefit Plans in the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The Company's total contributions under the Coal Industry Retiree Health Benefit Act of 1992 were $2 million for the six months ended June 30, 2025 and 2024. The Company also uses a combination of surety bonds, corporate guarantees and letters of credit to secure its financial obligations for employee-related, environmental, performance and various other items that are not reflected on the Consolidated Balance Sheet at June 30, 2025. Management believes these items will expire without being funded. See Note 14—Commitments and Contingent Liabilities in the Notes to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional details of the various financial guarantees that have been issued by the Company.

Cash Flows (in millions)

	Six Months Ended June 30,
	2025	2024	Change
Net Cash Provided by Operating Activities	$111	$194	$(83)
Net Cash Provided by (Used in) Investing Activities	$183	$(96)	$279
Net Cash Used in Financing Activities	$(134)	$(85)	$(49)
Net cash provided by operating activities decreased $83 million in the period-to-period comparison, primarily due to the payment of non-recurring Merger-related expenditures in the six months ended June 30, 2025.
Net cash provided by (used in) investing activities changed by $279 million in the period-to-period comparison, primarily due to cash acquired via the Merger, partially offset by the purchase of Arch's tax-exempt bonds. The Company liquidated its remaining U.S. Treasury securities during the six months ended June 30, 2025, resulting in net proceeds of $75 million. Capital expenditures increased $56 million primarily due to expenditures at the operations acquired in the Merger, partially offset by reduced equipment-related expenditures and rebuilds at the PAMC during the six months ended June 30, 2025.
Net cash used in financing activities increased $49 million in the period-to-period comparison. Cash outflows related to share repurchases totaled $183 million in the six months ended June 30, 2025, compared to $71 million in the six months ended June 30, 2024. In connection with the Merger, the Company successfully amended its Revolving Credit Facility and refinanced its tax-exempt bonds. Proceeds of $114 million were received in connection with the bond refinancing, and fees associated with these transactions amounted to $17 million. Additionally, dividend payments increased $15 million period-over-period.
Revolving Credit Facility

In November 2017, the Company entered into a revolving credit facility with PNC Bank, N.A. (“PNC”) (the “Revolving Credit Facility”). The Revolving Credit Facility has been amended several times, the most recent of which occurred in January 2025 in connection with the Merger. The January 2025 amendment increased the available revolving commitments from $355 million to $600 million while extending the scheduled maturity date to April 30, 2029. Additionally, the Company reduced the applicable interest margin on its borrowings and letters of credit under the Revolving Credit Facility by 75 basis points.
Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and permitted acquisitions. Amounts repaid under the Revolving Credit Facility may be reborrowed, subject to satisfaction of the conditions to each credit extension. The Revolving Credit Facility provides that up to the full amount of the Revolving Credit Facility will be available for the issuance of letters of credit (the “Letters of Credit”) by each lender under the Revolving Credit Facility, including Arch letters of credit that are deemed to be issued under the Revolving Credit Facility. The Company may increase the revolving credit commitments on the same terms or incur term “A” loans in an aggregate amount of up to $150 million.
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
The Company’s obligations under the Revolving Credit Facility are fully and unconditionally guaranteed by subsidiaries of the Company that own any portion of the Company’s Pennsylvania Mining Complex, its marine terminal at the Port of Baltimore and specified coal reserves and, subject to certain customary exceptions, all other existing or future direct or indirect wholly-owned material restricted subsidiaries of the Company, including subsidiaries acquired pursuant to the Merger. The obligations under the Revolving Credit Facility are secured by, subject to certain exceptions (including a limitation of pledges of equity interests in certain subsidiaries and certain thresholds with respect to real property), a first-priority lien on the Company's and certain subsidiaries' significant assets.

The Revolving Credit Facility contains a number of customary affirmative covenants and a number of negative covenants, including (subject to certain exceptions) limitations on (among other things): indebtedness, liens, investments, acquisitions, asset dispositions, restricted payments, mergers, consolidations, divisions and other fundamental changes, transactions with affiliates and prepayments of junior indebtedness. The Revolving Credit Facility will require prepayment of Revolving Credit Loans and/or Swing Loans if (x) Excess Balance Sheet Cash is greater than $125 million and (y) the sum of Revolving Credit Loans, Swing Loans and Letter of Credit Obligations (other than in respect of undrawn Letters of Credit) is greater than 25% of the Revolving Credit Commitments, in each case as of the last day of any calendar month.
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
The Company's first lien gross leverage ratio was 0.13 to 1.00 at June 30, 2025. The Company's total net leverage ratio was (0.03) to 1.00 at June 30, 2025. The Company's interest coverage ratio was 68.42 to 1.00 at June 30, 2025. The Company was in compliance with all covenants under the Revolving Credit Facility as of June 30, 2025.
At June 30, 2025, there were no borrowings outstanding under the Revolving Credit Facility and the facility is currently only used for providing letters of credit, with $153 million of letters of credit outstanding, leaving $447 million of unused capacity. From time to time, the Company is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. The Company sometimes uses letters of credit to satisfy these requirements and these letters of credit reduce the Company's borrowing facility capacity.
Securitization Facilities
At June 30, 2025, certain U.S. subsidiaries of Core Natural Resources were parties to two trade accounts receivable securitization facilities with financial institutions for the sale on a continuous basis of eligible trade accounts receivable.
Pursuant to the securitization facility of the Company that was in place prior to the Merger (the “Legacy CONSOL Securitization Facility”), CONSOL Thermal Holdings LLC, an indirect, wholly-owned subsidiary of the Company, sells trade receivables to CONSOL Pennsylvania Coal Company LLC, a wholly-owned subsidiary of the Company. CONSOL Marine Terminals LLC, a wholly-owned subsidiary of the Company, and CONSOL Pennsylvania Coal Company LLC sell and/or contribute trade receivables (including receivables sold to CONSOL Pennsylvania Coal Company LLC by CONSOL Thermal Holdings LLC) to CONSOL Funding LLC, a special purpose vehicle and wholly-owned subsidiary of the Company (“CONSOL Funding”). CONSOL Funding, in turn, pledges its interests in the receivables to PNC, which either makes loans or issues letters of credit on behalf of CONSOL Funding. The maximum amount of advances and letters of credit outstanding under the Legacy CONSOL Securitization Facility may not exceed $100 million. In July 2022, the Legacy CONSOL Securitization Facility was amended to, among other things, extend the maturity date to July 29, 2025.
Loans under the Legacy CONSOL Securitization Facility accrue interest at a reserve-adjusted market index rate equal to the applicable term SOFR rate. Loans and letters of credit under the Legacy CONSOL Securitization Facility also accrue a program fee and a letter of credit participation fee, respectively, ranging from 2.00% to 2.50% per annum depending on the total net leverage ratio of the Company. In addition, CONSOL Funding paid certain structuring fees to PNC Capital Markets LLC (“PNC CM”) and pays other customary fees to the lenders, including a fee on unused commitments equal to 0.60% per annum.
The agreements comprising the Legacy CONSOL Securitization Facility contain various customary representations and warranties, covenants and default provisions that provide for the termination and acceleration of the commitments and loans under the Legacy CONSOL Securitization Facility in certain circumstances including, but not limited to, failure to make payments when due, breach of representation, warranty or covenant, certain insolvency events or failure to maintain the security interest in the trade receivables, and defaults under other material indebtedness. The Company guarantees the performance of the obligations of CONSOL Thermal Holdings LLC, CONSOL Marine Terminals LLC and CONSOL Pennsylvania Coal Company LLC under the securitization, and will guarantee the obligations of any additional originators or successor servicer that may become party to the Legacy CONSOL Securitization Facility. However, neither the Company nor its affiliates will guarantee collectability of receivables or the creditworthiness of obligors thereunder.

On January 14, 2025 and in connection with the Merger, the securitization facility of Arch that was in place prior to the Merger (the “Legacy Arch Securitization Facility”) was amended to permit the Legacy Arch Securitization Facility to remain outstanding following consummation of the Merger, including by amending the change of control provisions thereunder. Pursuant to the Legacy Arch Securitization Facility, Arch Receivable Company, LLC, a special purpose vehicle and wholly-owned subsidiary of the Company, supports the issuance of letters of credit and requests for cash advances. The Legacy Arch Securitization Facility has a maximum borrowing capacity of $150 million. In August 2022, the Legacy Arch Securitization Facility was amended to, among other things, extend the maturity date to August 1, 2025.
At June 30, 2025, eligible accounts receivable yielded $188 million of borrowing capacity. At June 30, 2025, the facilities had no outstanding borrowings and approximately $100 million of letters of credit outstanding, leaving $88 million of unused capacity. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.
See Note 18 - Subsequent Events in the Notes to the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Series 2025 Bonds
On March 27, 2025, the Company borrowed the proceeds of tax-exempt bonds issued by (i) the Pennsylvania Economic Development Financing Authority (“PEDFA”) in the aggregate principal amount of $98 million (the “PEDFA Bonds”), at a fixed rate of 5.45% for an initial term of ten years on an unsecured basis, pursuant to a Bond Purchase Agreement, dated March 19, 2025, by and among Jefferies LLC, as the representative acting on behalf of itself, KeyBanc Capital Markets Inc., PNC CM, Goldman Sachs & Co. LLC, B. Riley Securities, Inc. and TCBI Securities, Inc. (collectively, the “Underwriters”), PEDFA and the Company; (ii) the Maryland Economic Development Corporation (“MEDCO”) in the aggregate principal amount of $103 million (the “MEDCO Bonds”), at a fixed rate of 5.00% for an initial term of ten years on an unsecured basis, pursuant to a Bond Purchase Agreement, dated March 19, 2025, by and among the Underwriters, MEDCO and the Company; and (iii) the West Virginia Economic Development Authority (“WVEDA”) in the aggregate principal amount of $106 million (the “WVEDA Bonds” and together with the PEDFA Bonds and the MEDCO Bonds, the “Bonds”), at a fixed rate of 5.45% for an initial term of ten years on an unsecured basis, pursuant to a Bond Purchase Agreement, dated March 19, 2025, by and among the Underwriters, WVEDA and the Company.
The Company used (i) a portion of the proceeds of the PEDFA Bonds to finance and refinance the costs of acquisition, construction, improvement, installation and equipping of certain solid waste disposal facilities located at the Central Preparation Plant in West Finley, Pennsylvania in part by refunding in full PEDFA’s outstanding $75 million Solid Waste Disposal Revenue Bonds, Series 2021A (CONSOL Energy Inc. Project), (ii) the proceeds from the MEDCO Bonds to refinance the costs of acquisition, construction, improvement, installation and equipping of certain improvements, modifications and additions to a coal transshipment terminal located in the Canton area of the Port of Baltimore by refunding in full MEDCO’s outstanding $103 million Port Facilities Refunding Revenue Bonds (CNX Marine Terminals Inc. Port of Baltimore Facility) Series 2010 and (iii) a portion of the proceeds of the WVEDA Bonds to finance and refinance the costs of acquisition, construction, improvement, installation and equipping of certain solid waste disposal facilities relating to a longwall coal mining complex known as the Leer South Mine located in Barbour County, West Virginia in part by refunding in full WVEDA’s outstanding $53 million Solid Waste Disposal Facility Revenue Bonds (Arch Resources Project), Series 2020 and $45 million Solid Waste Disposal Facility Revenue Bonds (Arch Resources Project), Series 2021.
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

Material Cash Requirements
The Company expects to make payments of $78 million on its long-term debt and operating and finance lease obligations, including interest, in the next 12 months.
The Company expects to make payments of $73 million on its employee-related long-term liabilities in the next 12 months, including obligations that the Company has under multi-employer plans.
The Company expects to make payments of $84 million on its environmental obligations and $161 million on its other current liabilities in the next 12 months.
The Company believes it will be able to satisfy these material requirements with cash generated from operations, cash on hand, short-term investments, borrowings under the Revolving Credit Facility and securitization facilities, and, if necessary, cash generated from its ability to issue equity or debt securities.
Debt
At June 30, 2025, the Company had total long-term debt and finance lease obligations of $398 million outstanding, including the current portion of $57 million. This long-term debt consisted of:
•An aggregate principal amount of $106 million of WVEDA Bonds, which were issued to finance a coal refuse disposal area at the Leer South mine, bear interest at 5.45% per annum for an initial term of ten years and mature in January 2055. Interest on the WVEDA Bonds is payable on April 1 and October 1 of each year.
•An aggregate principal amount of $103 million of MEDCO Bonds, which were issued to finance the Baltimore Marine Terminal, bear interest at 5.00% per annum for an initial term of ten years and mature in July 2048. Interest on the MEDCO Bonds is payable on February 1 and August 1 of each year.
•An aggregate principal amount of $98 million of PEDFA Bonds, which were issued to finance the ongoing expansion of the coal refuse disposal area at the Central Preparation Plant, bear interest at 5.45% per annum for an initial term of ten years and mature in January 2051. Interest on the PEDFA Bonds is payable on June 1 and December 1 of each year.
•An aggregate principal amount of $52 million of various equipment financing arrangements with a weighted-average interest rate of 7.61%.
•An aggregate principal amount of $32 million of finance leases with a weighted-average interest rate of 6.77%.
•Advanced royalty commitments of $6 million with a weighted-average interest rate of 8.10% per annum.
•An aggregate principal amount of $1 million of other debt arrangements.
At June 30, 2025, the Company had no borrowings outstanding and approximately $153 million of letters of credit outstanding under the $600 million Revolving Credit Facility. At June 30, 2025, the Company had no borrowings outstanding and approximately $100 million of letters of credit outstanding under the $250 million securitization facilities.
Stock Repurchases
On February 18, 2025, the Company's Board of Directors approved a capital return framework that involves a mix of dividends and share repurchases. The repurchase program permits the repurchase, from time to time, of the Company's outstanding shares of common stock in an aggregate amount of up to $1 billion, subject to certain covenants in the Revolving Credit Facility and the agreements relating to the Series 2025 Bonds that limit the Company's ability to declare and pay dividends.
During the six months ended June 30, 2025, the Company repurchased and retired 2,553,199 shares of the Company's common stock at an average price of $71.73 per share.

Total Equity and Dividends
Total equity attributable to the Company was $3,768 million at June 30, 2025 and $1,568 million at December 31, 2024. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Quarterly Report on Form 10-Q for additional details.
The declaration and payment of dividends by the Company is at the discretion of the Company's Board of Directors. The Revolving Credit Facility and the agreements relating to the Series 2025 Bonds include certain covenants limiting the Company's ability to declare and pay dividends.
On August 5, 2025, the Company announced a $0.10 per share dividend in an aggregate amount of approximately $5.1 million, payable on September 15, 2025 to all stockholders of record as of August 29, 2025.
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
Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the federal securities laws. With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involve risks and uncertainties that could cause actual results and outcomes to differ materially from results expressed in or implied by our forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” “would,” or their negatives, or other similar expressions, the statements that include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
•risks related to the prior occurrence of combustion-related activity at Core's Leer South mine and the risk of future occurrences; the increase in combustion-related gases at Core's Leer South mine; and Core's ability to resume development work at Leer South with continuous miners and longwall development in accordance with its expected timing;

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
•our inability to manage our operational footprint in response to changes in demand;
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
•the effect of new or existing laws, regulations, tariffs, executive orders or other trade measures;
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

The above list of factors is not exhaustive nor necessarily in order of importance. Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements include those discussed under “Risk Factors” elsewhere in this report and the other filings we make with the Securities and Exchange Commission (“SEC”). The Company disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company's exposures to market risk have not materially changed since December 31, 2024. Please see these quantitative and qualitative disclosures about market risk in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Core Natural Resources, under the supervision and with the participation of its management, including Core's principal executive officer and principal financial officer, evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, Core Natural Resources' principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2025 to ensure that information required to be disclosed by Core Natural Resources in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by Core Natural Resources in such reports is accumulated and communicated to Core's management, including Core's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
Under SEC guidelines, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year following an acquisition while integrating the acquired company. During the first quarter of 2025, we completed the Merger and began integrating the acquired assets into our internal control over financial reporting. We have excluded the acquired operations of Arch from our assessment of the Company's internal control over financial reporting, but will continue to evaluate and monitor our internal control over financial reporting and will continue to evaluate the operating effectiveness of related key controls. Arch constituted approximately 47% and 48% of total revenues for the three and six months ended June 30, 2025, respectively, and approximately 53% of total assets as of June 30, 2025.
Except as noted above, there were no changes in the Company's internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that occurred during the second quarter of 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.
PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Our operations are subject to a variety of risks and disputes normally incidental to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. However, we are not currently subject to any material litigation, except as disclosed in Note 14 - Commitments and Contingent Liabilities in the Notes to the Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q, incorporated herein by this reference.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this quarterly report, including the risk factor set forth below, you should carefully consider the factors described in “Part 1 - Item 1A. Risk Factors” of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, as updated by any subsequent Quarterly Reports on Form 10-Q. These described risks are not the only risks the Company faces. Additional risks and uncertainties not currently known to Core or that the Company currently deems to be immaterial also may materially adversely affect Core's business, results of operations, financial condition and cash flows.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth repurchases of the Company's common stock during the three months ended June 30, 2025:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (000s omitted) (2)
April 1, 2025 - April 30, 2025	—	$—	—	$898,741	(3)
May 1, 2025 - May 31, 2025	547,777	$70.02	547,777	$860,385	(3)
June 1, 2025 - June 30, 2025	628,128	$69.31	628,128	$816,848	(3)
(1) On February 18, 2025, the Company's Board of Directors approved a capital return framework that involves a mix of dividends and share repurchases. The repurchase program permits the repurchase, from time to time, of the Company's outstanding shares of common stock in an aggregate amount of up to $1 billion, subject to certain covenants in the Revolving Credit Facility and the agreements relating to the Series 2025 Bonds that limit the Company's ability to declare and pay dividends. As of August 5, 2025, approximately $816 million remained available under the stock repurchase program. The repurchases will be effected from time to time on the open market, in privately negotiated transactions or under a Rule 10b5-1 plan. The program does not obligate the Company to acquire any particular amount of its common stock, and the program can be modified or suspended at any time at the Company's discretion.
(2) Management cannot estimate the number of shares that will be repurchased because purchases are made based upon the Company's stock price, the Company's financial outlook and alternative investment options.
(3) In the three months ended June 30, 2025, the Company utilized approximately $82 million to repurchase shares of its common stock.

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
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans

Our executive officers and directors may from time to time enter into plans or arrangements for the purchase or sale of our Common Stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibits	Description	Method of Filing

2.1	Separation and Distribution Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.1 to Form 8-K (File No. 001-38147) filed on December 4, 2017
2.2	Tax Matters Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.2 to Form 8-K (File No. 001-38147) filed on December 4, 2017
2.3	Employee Matters Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.3 to Form 8-K (File No. 001-38147) filed on December 4, 2017
2.4	Intellectual Property Matters Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.4 to Form 8-K (File No. 001-38147) filed on December 4, 2017
2.5***	Agreement and Plan of Merger, dated as of October 22, 2020, by and among CONSOL Energy Inc., Transformer LP Holdings Inc., Transformer Merger Sub LLC, CONSOL Coal Resources LP and CONSOL Coal Resources GP LLC	Filed as Exhibit 2.1 to Form 8-K (File No. 001-38147) filed on October 23, 2020
2.6	Agreement and Plan of Merger, dated August 20, 2024, among CONSOL Energy Inc., Mountain Range Merger Sub Inc. and Arch#	Filed as Exhibit 2.1 to Form 8-K (File No. 001-38147) filed on August 21, 2024
2.7	Debtors' Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code	Filed as Exhibit 2.1 to Arch's Form 8-K (File No. 001-13105) filed on September 15, 2016

2.8	Order Confirming Debtors' Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code on September 13, 2016	Filed as Exhibit 2.2 to Arch's Form 8-K (File No. 001-13105) filed on September 15, 2016
3.1	Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to Form 8-K (File No. 001-38147) filed on December 4, 2017
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to Form 8-K (File No. 001-38147) filed on May 8, 2020
3.3	Second Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to Form 8-K (File No. 001-38147) filed on May 6, 2024
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to Form 8-K (File No. 001-38147) filed on January 15, 2025
3.5	Fourth Amended and Restated Bylaws of the Company	Filed as Exhibit 3.2 to Form 8-K (File No. 001-38147) filed on January 15, 2025
4.1	Indenture dated as of November 13, 2017 by and between CONSOL Energy Inc. (formerly known as CONSOL Mining Corporation) and UMB Bank, N.A., as Trustee and Collateral Trustee (including form of supplemental indenture on subsidiary guarantors).	Filed as Exhibit 4.1 to Form 8-K (File No. 001-38147) filed on November 15, 2017
4.2	Description of Capital Stock	Filed as Exhibit 4.2 to Form 10-K (File No. 001-38147) filed on February 20, 2025
4.3	Indenture, dated as of April 1, 2021, among CONSOL Energy Inc., the subsidiary guarantors party thereto and Wilmington Trust, N.A., as trustee	Filed as Exhibit 4.1 to Form 8-K (File No. 001-38147) filed on April 19, 2021
4.4	Loan Agreement, dated as of April 1, 2021, between the Pennsylvania Economic Development Financing Authority and the Company	Filed as Exhibit 4.2 to Form 8-K (File No. 001-38147) filed on April 19, 2021
4.5	Guaranty Agreement, dated as of April 1, 2021, among the subsidiary guarantors of CONSOL Energy Inc. and Wilmington Trust, N.A., as trustee	Filed as Exhibit 4.3 to Form 8-K (File No. 001-38147) filed on April 19, 2021
10.1	Transition Services Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.2	CNX Resources Corporation to CONSOL Energy Inc. Trademark License Agreement dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 10.2 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.3	CONSOL Energy Inc. to CNX Resources Corporation Trademark License Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 10.3 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.4	First Amendment to Contract Agency Agreement, dated as of November 28, 2017, by and among CONSOL Energy Sales Company, CONSOL Thermal Holdings LLC (formerly known as CNX Thermal Holdings LLC) and the other parties thereto	Filed as Exhibit 10.5 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.5	First Amendment to Water Supply and Services Agreement, dated as of November 28, 2017 by and between CNX Water Assets LLC and CONSOL Thermal Holdings LLC (formerly known as CNX Thermal Holdings LLC)	Filed as Exhibit 10.6 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.6	Second Amendment to the Pennsylvania Mine Complex Operating Agreement, dated as of November 28, 2017, by and among CONSOL Pennsylvania Coal Company LLC, Conrhein Coal Company, CONSOL Thermal Holdings LLC and CONSOL Coal Resources LP	Filed as Exhibit 10.7 to Form 8-K (File No. 001-38147) filed on December 4, 2017

10.7	Credit Agreement, dated as of November 28, 2017, by and among the Company, the various financial institutions from time to time party thereto, PNC, as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC, as collateral agent for the Lenders and the other Secured Parties referred to therein#	Filed as Exhibit 10.8 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.8	Amendment No. 1, dated as of March 28, 2019, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC, as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC, as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on April 3, 2019
10.9	Amendment No. 2, dated as of June 5, 2020, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC, as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC, as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on June 11, 2020
10.10	Amendment No. 3, dated as of March 29, 2021, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC, as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC, as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on March 31, 2021
10.11	Amendment No. 4, dated as of July 18, 2022, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC, as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on July 25, 2022
10.12	Amendment No. 5, dated as of June 12, 2023, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC, as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC, as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on June 13, 2023
10.13	Amendment No. 6, dated as of January 14, 2025, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC, as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC, as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on January 15, 2025
10.14	CONSOL Energy Inc. Omnibus Performance Incentive Plan*	Filed as Exhibit 4.3 to Form S-8 (File No. 333-221727) filed on November 22, 2017
10.15	Purchase and Sale Agreement, dated as of November 30, 2017, by and among CONSOL Marine Terminals LLC, CONSOL Pennsylvania Coal Company LLC and CONSOL Funding LLC	Filed as Exhibit 10.11 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.16	Sub-Originator Sale Agreement, dated as of November 30, 2017, by and between CONSOL Thermal Holdings LLC and CONSOL Pennsylvania Coal Company LLC	Filed as Exhibit 10.12 to Form 8-K (File No. 001-38147) filed on December 4, 2017

10.17	Receivables Financing Agreement, dated as of November 30, 2017, by and among CONSOL Funding LLC, CONSOL Pennsylvania Coal Company LLC, PNC, PNC CM and certain lenders from time to time party thereto	Filed as Exhibit 10.13 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.18	First Amendment to Receivables Financing Agreement dated as of May 29, 2018	Filed as Exhibit 10.13 to Form 10-K (File No. 001-38147) filed on February 12, 2021
10.19	Second Amendment to Receivables Financing Agreement dated as of June 26, 2018	Filed as Exhibit 10.14 to Form 10-K (File No. 001-38147) filed on February 12, 2021
10.20	Third Amendment to Receivables Financing Agreement dated as of July 19, 2018	Filed as Exhibit 10.15 to Form 10-K (File No. 001-38147) filed on February 12, 2021
10.21	Fourth Amendment to Receivables Financing Agreement dated as of August 30, 2018	Filed as Exhibit 10.16 to Form 10-K (File No. 001-38147) filed on February 12, 2021
10.22	Fifth Amendment to Receivables Financing Agreement dated as of March 27, 2020**	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on May 11, 2020
10.23	Sixth Amendment to Receivables Financing Agreement dated as of June 22, 2022**	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on August 4, 2022
10.24	Seventh Amendment to Receivables Financing Agreement dated as of July 29, 2022**	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on August 4, 2022
10.25	Third Amended and Restated Receivables Purchase Agreement, dated October 5, 2016, among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as initial servicer, PNC, as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers	Filed as Exhibit 10.2 of Arch's Form 8-K (File No. 001-13105) filed on October 11, 2016
10.26	First Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of April 27, 2017, among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC, as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers	Filed as Exhibit 10.2 of Arch's Form 8-K (File No. 001-13105) filed on May 2, 2017
10.27	Second Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of August 27, 2018, among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC, as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers	Filed as Exhibit 10.7 of Arch's Form 10-Q (File No. 001-13105) for the period ended September 30, 2018 filed on October 23, 2018
10.28	Third Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of May 14, 2019, among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC, as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers	Filed as Exhibit 10.9 of Arch's Form 10-Q (File No. 001-13105) for the period ended June 30, 2019 filed on July 24, 2019
10.29	Fourth Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of September 30, 2020, among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC, as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers	Filed as Exhibit 10.12 of Arch's Form 10-Q (File No. 001-13105) for the period ended September 30, 2020 filed on October 23, 2020

10.30	Fifth Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of December 4, 2020, among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC, as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers	Filed as Exhibit 10.13 of Arch's Form 10-Q (File No. 001-13105) for the period ended March 31, 2021 filed on April 22, 2021
10.31	Sixth Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of October 8, 2021, among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC, as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers	Filed as Exhibit 10.15 of Arch's Form 10-Q (File No. 001-13105) for the period ended September 30, 2021 filed on October 26, 2021
10.32	Seventh Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of August 3, 2022, among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC, as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers	Filed as Exhibit 10.17 of Arch's Form 10-Q (File No. 001-13105) for the period ended September 30, 2022 filed on October 27, 2022
10.33	Eighth Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of February 8, 2024, among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC, as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers	Filed as Exhibit 10.17 of Arch's Form 10-K (File No. 001-13105) for the year ended December 31, 2023 filed on February 15, 2024
10.34	Ninth Amendment to Third Amended and Restated Receivables Purchase Agreement, dated as of January 14, 2025, among Arch Receivable Company, LLC, as seller, Arch Coal Sales Company, Inc., as servicer, PNC, as administrator and issuer of letters of credit thereunder and the other parties party thereto, as securitization purchasers	Filed as Exhibit 10.2 to Form 8-K (File No. 001-38147) filed on January 15, 2025
10.35	Second Amended and Restated Purchase and Sale Agreement among Arch and certain subsidiaries of Arch, as originators	Filed as Exhibit 10.3 of Arch's Form 8-K (File No. 001-13105) filed on October 11, 2016
10.36	First Amendment to the Second Amended and Restated Purchase and Sale Agreement, dated as of December 21, 2016, among Arch and certain subsidiaries of Arch, as originators	Filed as Exhibit 10.7 of Arch's Form 10-Q (File No. 001-13105) for the period ended September 30, 2017 filed on October 31, 2017
10.37	Second Amendment to the Second Amended and Restated Purchase and Sale Agreement, dated as of April 27, 2017, among Arch and certain subsidiaries of Arch, as originators	Filed as Exhibit 10.3 of Arch's Form 8-K (File No. 001-13105) filed on May 2, 2017
10.38	Third Amendment to the Second Amended and Restated Purchase and Sale Agreement, dated as of September 14, 2017, among Arch and certain subsidiaries of Arch, as originators	Filed as Exhibit 10.16 of Arch's Form 10-K (File No. 001-13105) for the year ended December 31, 2020 filed on February 12, 2021
10.39	Fourth Amendment to the Second Amended and Restated Purchase and Sale Agreement, dated as of December 13, 2019, among Arch and certain subsidiaries of Arch, as originators	Filed as Exhibit 10.17 of Arch's Form 10-K (File No. 001-13105) for the year ended December 31, 2020 filed on February 12, 2021
10.40	Fifth Amendment and Waiver to the Second Amended and Restated Purchase and Sale Agreement, dated as of June 17, 2020, among Arch and certain subsidiaries of Arch, as originators	Filed as Exhibit 10.18 of Arch's Form 10-K (File No. 001-13105) for the year ended December 31, 2020 filed on February 12, 2021
10.41	Sixth Amendment to the Second Amended and Restated Purchase and Sale Agreement, dated as of December 31, 2020, among Arch and certain subsidiaries of Arch, as originators	Filed as Exhibit 10.19 of Arch's Form 10-K (File No. 001-13105) for the year ended December 31, 2020 filed on February 12, 2021

10.42	Seventh Amendment to the Second Amended and Restated Purchase and Sale Agreement, dated as of March 13, 2023, among Arch and certain subsidiaries of Arch, as originators	Filed as Exhibit 10.25 of Arch's Form 10-Q (File No. 001-13105) for the period ended March 31, 2023 filed on April 27, 2023
10.43	Second Amended and Restated Sale and Contribution Agreement between Arch, as the transferor, and Arch Receivable Company, LLC	Filed as Exhibit 10.4 of Arch's Form 8-K (File No. 001-13105) filed on October 11, 2016
10.44	First Amendment to the Second Amended and Restated Sale and Contribution Agreement, dated as of April 27, 2017, between Arch, as the transferor, and Arch Receivable Company, LLC	Filed as Exhibit 10.4 of Arch's Form 8-K (File No. 001-13105) filed on May 2, 2017
10.45	Second Amendment and Restatement of Master Cooperation and Safety Agreement by and among CONSOL Energy Inc., CNX Gas Company LLC, CNX Resources Holdings LLC and certain other parties thereto	Filed as Exhibit 10.5 to Form 10-12B/A (File No. 001-38147) filed on October 27, 2017
10.46	Coal Lease Agreement dated as of March 31, 1992, among Allegheny Land Company, as lessee, and UAC and Phoenix Coal Corporation, as lessors, and related guarantee	Filed by Ashland Coal, Inc. on Form 8-K on April 6, 1992
10.47	Federal Coal Lease dated as of January 24, 1996 between the U.S. Department of the Interior and the Thunder Basin Coal Company	Filed as Exhibit 10.20 to Arch's Form 10-K (File No. 001-13105) for the year ended December 31, 1998 filed on March 2, 1999
10.48	Federal Coal Lease dated as of November 1, 1967 between the U.S. Department of the Interior and the Thunder Basin Coal Company	Filed as Exhibit 10.21 to Arch's Form 10-K (File No. 001-13105) for the year ended December 31, 1998 filed on March 2, 1999
10.49	Federal Coal Lease effective as of June 9, 1995 between the U.S. Department of the Interior and Mountain Coal Company	Filed as Exhibit 10.22 to Arch's' Form 10-K (File No. 001-13105) for the year ended December 31, 1998 filed on March 2, 1999
10.50	Federal Coal Lease dated as of January 1, 1999 between the U.S. Department of the Interior and Ark Land Company	Filed as Exhibit 10.23 to Arch's Form 10-K (File No. 001-13105) for the year ended December 31, 1998 filed on March 2, 1999
10.51	Federal Coal Lease effective as of March 1, 2005 by and between the United States of America and Ark Land LT, Inc. covering the tract of land known as “Little Thunder” in Campbell County, Wyoming	Filed as Exhibit 99.1 to Arch's Form 8-K (File No. 001-13105) filed on February 10, 2005
10.52	Modified Coal Lease (WYW71692) executed January 1, 2003 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Rochelle” in Campbell County, Wyoming	Filed as Exhibit 10.24 to Arch's Form 10-K (File No. 001-13105) for the year ended December 31, 2004 filed on March 11, 2005
10.53	Coal Lease (WYW127221) executed January 1, 1998 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Roundup” in Campbell County, Wyoming	Filed as Exhibit 10.25 to Arch's Form 10-K (File No. 001-13105) for the year ended December 31, 2004 filed on March 11, 2005
10.54	CONSOL Energy Inc. Deferred Compensation Plan for Non-Employee Directors*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on November 1, 2018
10.55	Employment Agreement of James A. Brock*	Filed as Exhibit 10.1 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.56	Change in Control Severance Agreement for Martha A. Wiegand*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on May 3, 2018

10.57	Change in Control Severance Agreement for Kurt Salvatori*	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.58	Change in Control Severance Agreement for John Rothka*	Filed as Exhibit 10.6 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.59	Form of Employment Agreement for Executive Officers of Arch and assumed by Core*	Filed as Exhibit 10.4 of Arch's Form 10-K (File No. 001-13105) for the year ended December 31, 2011 filed on February 29, 2012
10.60	Form Notice of Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.7 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.61	Form Notice of Performance-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.8 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.62	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Spin Recognition (Non-Employee Director)*	Filed as Exhibit 10.9 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.63	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Spin Recognition*	Filed as Exhibit 10.10 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.64	Form Notice of Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on May 8, 2019
10.65	Form Notice of Performance-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on May 8, 2019
10.66	Change in Control Severance Agreement for Miteshkumar Thakkar*	Filed as Exhibit 10.30 to Form 10-K (File No. 001-38147) filed on February 11, 2022
10.67	Form of Notice of Restricted Stock Unit Award Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on May 11, 2020
10.68	Form of Notice of Performance-Based Restricted Stock Unit Award Terms and Conditions for James A. Brock*#	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on May 11, 2020
10.69	Form of Notice of Performance-Based Cash Award*#	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on May 11, 2020
10.70	CONSOL Energy Inc. 2020 Amended and Restated Omnibus Performance Incentive Plan*	Filed as Exhibit 4.4 to Registration Statement on Form S-8 (file No. 333-238173) filed on May 11, 2020
10.71	Form of Notice of Restricted Stock Unit Award Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on August 10, 2020
10.72	Form Notice of Performance-based Cash Award and Terms and Conditions*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on May 4, 2021
10.73	Form Notice of Performance-based Market Share Units Award and Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on May 4, 2021
10.74	Form of Notice of Restricted Stock Unit Award Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.1 to Form 10-Q (File No. 001-38147) filed on August 3, 2021

10.75	Support Agreement, dated as of October 22, 2020, by and among CONSOL Energy Inc. and CONSOL Coal Resources LP	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on October 23, 2020
10.76	Amendment to CONSOL Energy Inc. 2020 Amended and Restated Omnibus Performance Incentive Plan, effective as of December 30, 2020 (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 filed on December 31, 2020)	Filed as Exhibit 4.5 to Form S-8 (File No. 001-38147) filed on December 31, 2020
10.77	First Amendment to Employment Agreement of James A. Brock*	Filed as Exhibit 10.45 to Form 10-K (File No. 001-38147) filed on February 12, 2021
10.78	Second Amendment to Employment Agreement of James A. Brock*	Filed as Exhibit 10.44 to Form 10-K (File No. 001-38147) filed on February 11, 2022
10.79	Form of Notice of Restricted Stock Unit Award Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on August 4, 2022
10.80	Form Notice of Performance Based Cash Award and Terms and Conditions*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on May 3, 2022
10.81	Form Notice of Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on May 3, 2022
10.82	2022 Executive Short-Term Incentive Program Terms and Conditions*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on May 3, 2022
10.83	Third Amendment to Employment Agreement of James A. Brock*	Filed as Exhibit 10.52 to Form 10-K (File No. 001-38147) filed on February 10, 2023
10.84	Change in Control Severance Agreement for Miteshkumar Thakkar*	Filed as Exhibit 10.53 to Form 10-K (File No. 001-38147) filed on February 10, 2023
10.85	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on August 8, 2023
10.86	Form Notice of Performance-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on August 8, 2023
10.87	Form Notice of Service-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on August 8, 2023
10.88	2023 Executive Short-Term Incentive Program Terms and Conditions*	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on August 8, 2023
10.89	Form Notice of Performance-based Restricted Stock Unit Award Terms and Conditions*	Filed as Exhibit 10.1 to Form 10-Q (File No. 001-38147) filed on May 7, 2024
10.90	Form Notice of Service-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on May 7, 2024
10.91	2024 Executive Short-Term Incentive Program Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on May 7, 2024
10.92	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.1 to Form 10-Q (File No. 001-38147) filed on August 8, 2024

10.93	Waiver, Acknowledgement and Amendment, dated August 20, 2024, by and between CONSOL Energy Inc. and James A. Brock	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on August 21, 2024
10.94	Separation of Employment and General Release Agreement, by and between the Company and Martha A. Wiegand	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on November 12, 2024
10.95	Form of Indemnification and Advancement Agreement	Filed as Exhibit 10.3 to Form 8-K (File No. 001-38147) filed on January 15, 2025
10.96	Form of Performance Restricted Stock Unit Award Agreement (Executive 2025 Annual Award)*	Filed as Exhibit 10.96 to Form 10-Q (File No. 001-38147) filed on May 8, 2025
10.97	Form of Restricted Stock Unit Award Agreement (Executive 2025 Annual Award)*	Filed as Exhibit 10.97 to Form 10-Q (File No. 001-38147) filed on May 8, 2025
10.98	Form of Performance Restricted Stock Unit Award Agreement (Executive Start-Up Grant)*	Filed as Exhibit 10.98 to Form 10-Q (File No. 001-38147) filed on May 8, 2025
10.99	Form of Restricted Stock Unit Award Agreement (Executive Start-Up Grant)*	Filed as Exhibit 10.99 to Form 10-Q (File No. 001-38147) filed on May 8, 2025
10.100	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors 2025 Annual Award and Start-Up Grant)*	Filed as Exhibit 10.100 to Form 10-Q (File No. 001-38147) filed on May 8, 2025
10.101	Receivables Financing Agreement, dated as of July 28, 2025, by and among Core Receivable Company, LLC, as borrower, Core Sales, LLC, as the initial servicer, PNC, as administrative agent and LC bank, PNC CM, as structuring agent, and the lenders from time to time party thereto#^	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on July 31, 2025
10.102	Third Amended and Restated Sale and Contribution Agreement, dated as of July 28, 2025, by and among Core Receivable Company, LLC, Core Sales, LLC, as the initial servicer, and Arch as transferor#	Filed as Exhibit 10.2 to Form 8-K (File No. 001-38147) filed on July 31, 2025
10.103	Third Amended and Restated Purchase and Sale Agreement, dated as of July 28, 2025, by and among Arch, as buyer, Core Sales, LLC, as the initial servicer, and the originators party thereto#	Filed as Exhibit 10.3 to Form 8-K (File No. 001-38147) filed on July 31, 2025
10.104	Fifth Amended and Restated Performance Guaranty, dated as of July 28, 2025, by Core in favor of PNC for the benefit of the secured parties under the Receivables Financing Agreement#	Filed as Exhibit 10.4 to Form 8-K (File No. 001-38147) filed on July 31, 2025
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
95	Mine Safety and Health Administration Safety Data	Filed herewith
101	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2025, furnished in Inline XBRL)	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL)	Contained in Exhibit 101

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
^ Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K because they are both (i) not material and (ii) contain the type of information that the Company customarily and actually treats as private or confidential. Such omitted information is indicated by brackets “[***]” in this exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORE NATURAL RESOURCES, INC.

August 5, 2025	By:	/s/ PAUL A. LANG
Paul A. Lang
Director, Chief Executive Officer (Principal Executive Officer)

August 5, 2025	By:	/s/ MITESHKUMAR B. THAKKAR
Miteshkumar B. Thakkar
Chief Financial Officer and President (Principal Financial Officer)

August 5, 2025	By:	/s/ JOHN M. ROTHKA
John M. Rothka
Chief Accounting Officer (Principal Accounting Officer)