Form 10-Q
period 2025-09-30
Core Natural Resources, Inc.
filed 2025-11-06
CIK 1710366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2025
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Core Natural Resources, Inc. had 51,239,470 shares of common stock, $0.01 par value, outstanding at October 31, 2025.

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

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CORE NATURAL RESOURCES, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$1,002,543	$553,432	$3,122,310	$1,590,841

Costs and Expenses:
Cost of Sales (exclusive of items shown separately below)	827,472	354,418	2,610,342	1,052,495
Depreciation, Depletion and Amortization	151,006	53,329	441,825	165,173
General and Administrative Costs	34,133	36,151	158,285	77,669
Other Operating Expense (Income), net	1,742	(7,685)	(3,169)	(17,608)
	1,014,353	436,213	3,207,283	1,277,729

(Loss) Income from Operations	(11,810)	117,219	(84,973)	313,112

Interest Expense	(10,606)	(4,664)	(28,676)	(15,063)
Interest Income	7,578	5,016	20,297	14,145
Loss on Debt Extinguishment	—	—	(11,680)	—
Non-Service Related Pension and Postretirement Benefit Costs	(6,562)	(4,400)	(19,301)	(13,201)

(Loss) Earnings Before Income Tax	(21,400)	113,171	(124,333)	298,993
Income Tax (Benefit) Expense	(52,998)	17,539	(50,098)	43,409
Net Income (Loss)	$31,598	$95,632	$(74,235)	$255,584

Earnings (Loss) per Share:
Total Basic Earnings (Loss) per Share	$0.61	$3.23	$(1.44)	$8.60
Total Diluted Earnings (Loss) per Share	$0.61	$3.22	$(1.44)	$8.57

Dividends Declared per Common Share	$0.10	$0.25	$0.30	$0.25
The accompanying notes are an integral part of these consolidated financial statements.

CORE NATURAL RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income (Loss)	$31,598	$95,632	$(74,235)	$255,584

Other Comprehensive Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: ($109), ($111), ($327), ($332))	378	385	1,134	1,155
Unrealized Gain on Investments in Available-for-Sale Securities (Net of tax: ($117), ($69), ($164), ($28))	406	238	569	95
Other Comprehensive Income	784	623	1,703	1,250

Comprehensive Income (Loss)	$32,382	$96,255	$(72,532)	$256,834
The accompanying notes are an integral part of these consolidated financial statements.

CORE NATURAL RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	(Unaudited)
	September 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and Cash Equivalents	$444,672	$408,240
Short-Term Investments	—	51,993
Accounts and Notes Receivable:
Trade Receivables, net	328,601	136,750
Other Receivables, net	46,279	25,900
Inventories	407,500	96,201
Other Current Assets	173,366	66,874
Total Current Assets	1,400,418	785,958
Total Property, Plant and Equipment—Net	4,390,382	1,921,699
Other Assets:
Funds for Asset Retirement Obligations	139,931	12,054
Salary Retirement	45,654	41,938
Other Noncurrent Assets, net	219,503	117,894
Total Other Assets	405,088	171,886
TOTAL ASSETS	$6,195,888	$2,879,543
The accompanying notes are an integral part of these consolidated financial statements.

CORE NATURAL RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	(Unaudited)
	September 30, 2025	December 31, 2024
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$286,323	$143,635
Current Portion of Long-Term Debt	83,796	112,865
Other Accrued Liabilities	399,644	262,184
Total Current Liabilities	769,763	518,684
Long-Term Debt:
Long-Term Debt	313,221	79,524
Finance Lease Obligations	21,291	15,270
Total Long-Term Debt	334,512	94,794
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	208,947	176,251
Pneumoconiosis Benefits	250,293	145,489
Asset Retirement Obligations	492,044	212,178
Workers’ Compensation	74,273	36,051
Salary Retirement	20,619	20,073
Deferred Income Taxes	158,035	49,214
Other Noncurrent Liabilities	108,608	58,562
Total Deferred Credits and Other Liabilities	1,312,819	697,818
TOTAL LIABILITIES	2,417,094	1,311,296

Stockholders' Equity:
Common Stock, $0.01 Par Value; 125,000,000 Shares Authorized, 51,216,697 Shares Issued and Outstanding at September 30, 2025; 62,500,000 Shares Authorized, 29,407,830 Shares Issued and Outstanding at December 31, 2024	512	294
Capital in Excess of Par Value	2,991,513	540,412
Retained Earnings	919,639	1,162,114
Accumulated Other Comprehensive Loss	(132,870)	(134,573)
TOTAL STOCKHOLDERS' EQUITY	3,778,794	1,568,247
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,195,888	$2,879,543
The accompanying notes are an integral part of these consolidated financial statements.

CORE NATURAL RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands, except share and per share data)
(Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
December 31, 2024	$294	$540,412	$1,162,114	$(134,573)	$1,568,247
Net Loss	—	—	(69,277)	—	(69,277)
Actuarially Determined Long-Term Liability Adjustments (Net of ($109) Tax)	—	—	—	378	378
Investments in Available-for-Sale Securities (Net of $72 Tax)	—	—	—	(301)	(301)
Comprehensive (Loss) Income	—	—	(69,277)	77	(69,200)
Issuance of Common Stock	3	(3)	—	—	—
Merger with Arch	243	2,481,125	—	—	2,481,368
Repurchases of Common Stock (1,377,294 Shares)	(14)	(25,296)	(75,949)	—	(101,259)
Employee Stock-Based Compensation	—	36,094	—	—	36,094
Shares Withheld for Taxes	—	(14,068)	—	—	(14,068)
Dividends on Common Shares ($0.10/share)	—	—	(5,364)	—	(5,364)
Dividend Equivalents Earned on Stock-Based Compensation Awards	—	—	(44)	—	(44)
March 31, 2025	$526	$3,018,264	$1,011,480	$(134,496)	$3,895,774
Net Loss	—	—	(36,556)	—	(36,556)
Actuarially Determined Long-Term Liability Adjustments (Net of ($109) Tax)	—	—	—	378	378
Investments in Available-for-Sale Securities (Net of ($119) Tax)	—	—	—	464	464
Comprehensive (Loss) Income	—	—	(36,556)	842	(35,714)
Repurchases of Common Stock (1,175,905 Shares)	(11)	(21,597)	(60,285)	—	(81,893)
Excise Tax on Repurchases of Common Stock	—	—	(1,245)	—	(1,245)
Employee Stock-Based Compensation	—	(4,067)	—	—	(4,067)
Dividends on Common Shares ($0.10/share)	—	—	(5,223)	—	(5,223)
Dividend Equivalents Earned on Stock-Based Compensation Awards	—	—	(46)	—	(46)
June 30, 2025	$515	$2,992,600	$908,125	$(133,654)	$3,767,586
Net Income	—	—	31,598	—	31,598
Actuarially Determined Long-Term Liability Adjustments (Net of ($109) Tax)	—	—	—	378	378
Investments in Available-for-Sale Securities (Net of ($117) Tax)	—	—	—	406	406
Comprehensive Income	—	—	31,598	784	32,382
Repurchases of Common Stock (270,834 Shares)	(3)	(5,003)	(14,433)	—	(19,439)
Excise Tax on Repurchases of Common Stock	—	—	(523)	—	(523)
Employee Stock-Based Compensation	—	3,916	—	—	3,916
Dividends on Common Shares ($0.10/share)	—	—	(5,128)	—	(5,128)
September 30, 2025	$512	$2,991,513	$919,639	$(132,870)	$3,778,794

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
December 31, 2023	$299	$547,861	$944,342	$(149,060)	$1,343,442
Net Income	—	—	101,891	—	101,891
Actuarially Determined Long-Term Liability Adjustments (Net of ($111) Tax)	—	—	—	385	385
Investments in Available-for-Sale Securities (Net of $36 Tax)	—	—	—	(126)	(126)
Comprehensive Income	—	—	101,891	259	102,150
Issuance of Common Stock	1	(1)	—	—	—
Repurchases of Common Stock (615,288 Shares)	(6)	(11,264)	(44,611)	—	(55,881)
Excise Tax on Repurchases of Common Stock	—	—	(471)	—	(471)
Employee Stock-Based Compensation	—	5,118	11	—	5,129
Shares Withheld for Taxes	—	(5,551)	—	—	(5,551)
March 31, 2024	$294	$536,163	$1,001,162	$(148,801)	$1,388,818
Net Income	—	—	58,061	—	58,061
Actuarially Determined Long-Term Liability Adjustments (Net of ($110) Tax)	—	—	—	385	385
Investments in Available-for-Sale Securities (Net of $5 Tax)	—	—	—	(17)	(17)
Comprehensive Income	—	—	58,061	368	58,429
Issuance of Common Stock	1	(1)	—	—	—
Repurchases of Common Stock (132,063 Shares)	(1)	(2,407)	(8,589)	—	(10,997)
Excise Tax on Repurchases of Common Stock	—	—	(82)	—	(82)
Employee Stock-Based Compensation	—	2,237	25	—	2,262
Shares Withheld for Taxes	—	(27)	—	—	(27)
June 30, 2024	$294	$535,965	$1,050,577	$(148,433)	$1,438,403
Net Income	—	—	95,632	—	95,632
Actuarially Determined Long-Term Liability Adjustments (Net of ($111) Tax)	—	—	—	385	385
Investments in Available-for-Sale Securities (Net of ($69) Tax)	—	—	—	238	238
Comprehensive Income	—	—	95,632	623	96,255
Excise Tax on Repurchases of Common Stock	—	—	2	—	2
Employee Stock-Based Compensation	—	2,051	201	—	2,252
Shares Withheld for Taxes	—	38	—	—	38
Dividends on Common Shares ($0.25/share)	—	—	(7,348)	—	(7,348)
Dividend Equivalents Earned on Stock-Based Compensation Awards	—	—	(107)	—	(107)
September 30, 2024	$294	$538,054	$1,138,957	$(147,810)	$1,529,495
The accompanying notes are an integral part of these consolidated financial statements.

CORE NATURAL RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net (Loss) Income	$(74,235)	$255,584
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	441,825	165,173
Gain on Sale of Assets	(6,159)	(6,960)
Stock-Based Compensation	35,943	9,406
Loss on Debt Extinguishment	11,680	—
Deferred Income Taxes	(49,650)	360
Loss from Equity Method Investments	12,841	905
Other Adjustments to Net (Loss) Income	3,294	(276)
Changes in Operating Assets:
Accounts and Notes Receivable	(35,767)	15,420
Inventories	(4,091)	(28,461)
Other Current Assets	(24,360)	1,844
Changes in Other Assets	26,768	(1,479)
Changes in Operating Liabilities:
Accounts Payable	(63,460)	4,298
Other Operating Liabilities	(14,058)	(8,887)
Payments on Asset Retirement Obligations	(25,094)	(21,379)
Changes in Other Liabilities	(37,035)	(30,468)
Net Cash Provided by Operating Activities	198,442	355,080
Cash Flows from Investing Activities:
Capital Expenditures	(203,304)	(137,148)
Proceeds from Sales of Assets	6,514	7,320
Proceeds from Sales of Short-Term Investments	80,165	44,075
Purchases of Short-Term Investments	(4,802)	(43,265)
Net Cash and Restricted Cash Acquired from Merger	368,726	—
Purchase of Arch Tax-Exempt Bonds	(98,225)	—
Investments in DTA	(10,640)	—
Other Investing Activity	(6,834)	(5,682)
Net Cash Provided by (Used in) Investing Activities	131,600	(134,700)
Cash Flows from Financing Activities:
Payments on Finance Lease Obligations	(8,910)	(8,258)
Proceeds from Long-Term Debt	114,439	—
Payments on Other Debt	(12,412)	(905)
Shares Withheld for Taxes	(14,068)	(5,540)
Repurchases of Common Stock	(202,591)	(70,879)
Debt-Related Financing Fees	(20,477)	—
Payments of Excise Tax on Share Repurchases	(934)	—
Dividends and Dividend Equivalents Paid	(21,050)	(8,451)
Net Cash Used in Financing Activities	(166,003)	(94,033)
Net Increase in Cash and Cash Equivalents and Restricted Cash	164,039	126,347
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	447,542	243,268
Cash and Cash Equivalents and Restricted Cash at End of Period	$611,581	$369,615

Non-Cash Investing and Financing Activities:
Equipment Financing	$91,638	$3,248
Equity Issued as Consideration for Merger	$2,481,368	$—
The accompanying notes are an integral part of these consolidated financial statements.

CORE NATURAL RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—BASIS OF PRESENTATION:
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for future periods.
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
Basis of Consolidation
The Consolidated Financial Statements include the accounts of Core Natural Resources, Inc. and its wholly-owned and majority-owned and/or controlled subsidiaries (including Arch) as of September 30, 2025. All intercompany transactions and accounts have been eliminated in consolidation. Upon closing of the Merger with Arch (see Note 2 - Merger with Arch), the Company acquired a 35% interest in the Dominion Terminal, a ground storage-to-vessel coal transloading facility in Newport News, Virginia operated by DTA. The Company has the ability to exercise significant influence, but not control, over DTA and accordingly, the investment in DTA is accounted for under the equity method.
Recent Accounting Pronouncements
In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses for Accounts Receivable and Contract Assets. This update aims to address challenges encountered when applying the guidance in Topic 326, Financial Instruments—Credit Losses. This update introduces a practical expedient for all entities. In developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. An entity that elects the practical expedient should apply the amendments in this update prospectively. The amendments will be effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. Management is currently evaluating the impact of this guidance but does not expect this update to have a material impact on the Company's financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update aim to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The amendments in this update require that public business entities, at each interim period and on an annual basis: (1) disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption; (2) include certain amounts that are already required to be disclosed under current GAAP; (3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and (4) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. These amendments may be applied either prospectively or retrospectively. Management is currently evaluating the impact of this guidance but, with the exception of the increased disclosures summarized above, does not expect this update to have a material impact on the Company's financial statements.

Earnings (Loss) per Share
Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of shares outstanding during the reporting period. Diluted earnings (loss) per share are computed similarly to basic earnings (loss) per share, except that the weighted-average number of shares outstanding is increased to include additional shares from restricted stock units and performance share units, if dilutive. The number of additional shares is calculated by assuming that outstanding restricted stock units and performance share units were released, and that the proceeds from such activities, as applicable, were used to acquire shares of common stock at the average market price during the reporting period.
The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings (loss) per share because their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Anti-Dilutive Restricted Stock Units	51,586	377	81,218	458
Anti-Dilutive Performance Share Units	—	—	41,250	—
	51,586	377	122,468	458
The computations for basic and diluted earnings (loss) per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net Income (Loss)	$31,598	$95,632	$(74,235)	$255,584

Denominator:
Weighted-average shares of common stock outstanding	51,577,732	29,580,649	51,460,427	29,705,627
Effect of dilutive shares	26,749	121,406	—	118,962
Weighted-average diluted shares of common stock outstanding	51,604,481	29,702,055	51,460,427	29,824,589

Earnings (Loss) per Share:
Basic	$0.61	$3.23	$(1.44)	$8.60
Diluted	$0.61	$3.22	$(1.44)	$8.57
As of September 30, 2025, the Company had 500,000 shares of preferred stock authorized, none of which were issued or outstanding.
Reclassifications
Certain amounts in prior periods have been reclassified to conform with the report classifications of the current period. These reclassifications had no effect on previously reported total net income (loss), assets, stockholders' equity or cash flows from operating activities, nor do they affect key metrics used by the Company's chief operating decision maker (“CODM”) to evaluate performance.
NOTE 2—MERGER WITH ARCH:
On January 14, 2025, Core completed its previously announced merger of equals transaction with Arch, pursuant to the Merger Agreement. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Arch, with Arch continuing as the surviving corporation and as a wholly-owned subsidiary of the Company. In connection with the Merger, the Company issued 24.3 million shares of its common stock, which represents approximately 45% of the issued and outstanding shares of Company common stock after giving effect to such issuance. Based upon the closing price of the Company's common stock on January 13, 2025, the equity portion of the purchase consideration was $2,481,368.

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
The Merger joined two proven leadership teams and operating platforms to establish Core, a premier North American coal producer and exporter of high-quality, low-cost coals with offerings ranging from metallurgical to high calorific value and other thermal coals. With mining operations and terminal facilities across six states, Core owns 11 mines, including one of the largest, lowest cost and highest calorific value thermal coal mining complexes in North America and one of the largest, lowest cost and highest quality metallurgical coal mine portfolios in the U.S. Core also has access to global markets via ownership interests in two export terminals on the U.S. Eastern seaboard, along with strategic connectivity to ports on the West Coast and Gulf of America.
The Company applied the acquisition method of accounting in accordance with Accounting Standards Codification 805, Business Combinations, and recognized assets acquired and liabilities assumed at their estimated fair value as of the closing date of the Merger. As the Company finalizes the estimation of the fair values of the assets acquired and liabilities assumed, the preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. The below fair values of assets acquired and liabilities assumed are based on the information that was available as of the reporting date. The Company will continue to obtain information to assist in finalizing the fair values of assets acquired and liabilities assumed, which may differ materially from these preliminary estimates. The final purchase price allocation may include changes in allocations to mineral reserves, real and personal property, asset retirement obligations and other changes to assets and liabilities. The Company expects to complete the purchase price allocation once it has received all necessary information, at which time the value of the assets acquired and liabilities assumed will be revised if necessary. Adjustments to the purchase price allocation made during the nine months ended September 30, 2025 did not have a material impact on the Company's financial results.

The following table presents the preliminary allocation of the aggregate purchase price based on estimated fair values:

Preliminary Purchase Price Allocation
Total Equity Portion of Purchase Price Consideration	$2,481,368
Effective Settlement of Pre-Existing Relationships	95,636
Total Consideration Transferred	$2,577,004

Assets Acquired:
Cash and Cash Equivalents	$217,593
Short-Term Investments	22,969
Trade Receivables, net	161,670
Other Receivables, net	6,629
Inventories	307,175
Other Current Assets	13,366
Property, Plant and Equipment, net	2,604,625
Funds for Asset Retirement Obligations	150,033
Other Noncurrent Assets, net	155,763
Total Assets Acquired	3,639,823
Liabilities Assumed:
Accounts Payable	211,227
Current Portion of Long-Term Debt	4,104
Other Accrued Liabilities	154,651
Long-Term Debt	6,667
Postretirement Benefits Other Than Pensions	37,118
Pneumoconiosis Benefits	111,313
Asset Retirement Obligations	248,773
Workers’ Compensation	36,254
Salary Retirement	786
Deferred Income Taxes	158,471
Other Noncurrent Liabilities	93,455
Total Liabilities Assumed	1,062,819
Net Assets Acquired	$2,577,004
The fair value and gross contractual amount of receivables acquired was $168,299. The Company expects to collect the entire contractual amount.
The fair value of acquired property, plant and equipment, which primarily includes mineral reserves and real and personal property, was measured using a combination of cost and income approaches based on inputs that are not observable in the market and, as such, are Level 3 fair value measurements. Significant inputs used in the income approach included estimates of forecasted cash flows, which are impacted by the forecasted market price of coal as well as the expected timing of significant capital expenditures, among others. Significant inputs used in the cost approach included, but were not limited to, the replacement costs for similar assets, relative age of the assets, and any potential economic or functional obsolescence associated with the assets. The preliminary application of purchase accounting resulted in fair value adjustments of approximately $1.4 billion.
As part of the preliminary purchase price allocation, the Company identified certain intangible assets and liabilities related to contracts for which the contractual terms were preliminarily identified as being favorable or unfavorable in relation to current market terms. The estimated fair values of the identified intangible assets and liabilities were approximately $84 million and $37 million, which were included in Other Noncurrent Assets, net and Other Noncurrent

Liabilities, respectively, on the Consolidated Balance Sheet at September 30, 2025. The estimated fair values of the identified intangible assets and liabilities were determined using the income approach based on inputs that are not observable in the market and, as such, is a Level 3 fair value measurement. Significant inputs to the valuation of the identified intangible assets and liabilities included future revenue estimates, future cost assumptions, estimated contract renewals, a discount rate assumption and an estimated required rate of return on the assets, among others. The identified intangible assets and liabilities are amortized over each contractual term, which ranges from one to five years, or a weighted-average period of 1.6 years, which reflects the pattern in which the Company expects to consume the economic benefits of the net assets. Amortization expense was approximately $8 million and $23 million for the three and nine months ended September 30, 2025. The Company expects to recognize amortization expense of approximately 66% of the total contract value in 2025, 16% in 2026, 16% in 2027 and the remaining 2% in 2028 and 2029.
The Consolidated Statement of Income (Loss) for the nine months ended September 30, 2025 includes Revenues of $1,531,951 and a Loss Before Income Tax of $274,610 attributable to Arch since the closing of the Merger on January 14, 2025.
The table below summarizes the Company's results as though the Merger had been consummated on January 1, 2024:

	Three Months Ended September 30, 2024	Nine Months Ended September 30,
		2025	2024
Revenues (a)	$1,172,016	$3,173,017	$3,499,093
Net Income (Loss) (a)	$69,680	$(52,109)	$125,877
(a) Pro forma information has not been provided for the three months ended September 30, 2025 since Arch was fully consolidated for the entire period. Pro forma information for the nine months ended September 30, 2025 includes Arch's historical results for the January 1, 2025 through January 13, 2025 period prior to the Merger excluding Merger-related costs.
The unaudited pro forma information is based on historical information and is adjusted for depreciation, depletion and amortization related to the fair value adjustments of property, plant and equipment and intangible assets (as discussed above), assuming the fair value adjustments had been applied from January 1, 2024.
The unaudited pro forma financial information for the nine months ended September 30, 2024 also includes $135,022 of non-recurring pro forma adjustments (before tax) directly attributable to the Merger, which are comprised primarily of $92,698 of transaction and employee-related costs incurred by Arch and the Company prior to the closing of the Merger and $39,765 of Merger-related costs incurred subsequent to the closing of the Merger and $2,559 of non-recurring expense related to the fair value adjustment to inventory. The Merger-related costs and non-recurring expense related to the fair value adjustment to inventory incurred subsequent to the closing of the Merger are included in General and Administrative Costs and Cost of Sales, respectively, in the accompanying Consolidated Statement of Income (Loss) for the nine months ended September 30, 2025, but, for the purpose of presenting the unaudited pro forma financial information above, have been removed from the 2025 period and included in the nine months ended September 30, 2024 to give effect to the Merger as if it closed on January 1, 2024. Pro forma adjustments were tax-effected at the statutory tax rate of 21% for purposes of calculating net income (loss) in the table above.
The pro forma information does not include any anticipated cost savings or other effects of the Merger. Accordingly, the unaudited pro forma information does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations.

NOTE 3—REVENUE FROM CONTRACTS WITH CUSTOMERS:
The following tables disaggregate the Company's revenue from contracts with customers by product type and market:

	Three Months Ended September 30, 2025
	Domestic	Export	Total
Power Generation	$398,529	$84,774	$483,303
Industrial	32,324	178,409	210,733
Metallurgical	47,577	252,168	299,745
Total Coal Revenue	478,430	515,351	993,781
Third-Party Terminal Revenue			5,591
Other Revenue			3,171
Total Revenue from Contracts with Customers			$1,002,543

	Three Months Ended September 30, 2024
	Domestic	Export	Total
Power Generation	$163,769	$74,337	$238,106
Industrial	2,485	195,656	198,141
Metallurgical	8,200	97,698	105,898
Total Coal Revenue	174,454	367,691	542,145
Third-Party Terminal Revenue			7,490
Other Revenue			3,797
Total Revenue from Contracts with Customers			$553,432

	Nine Months Ended September 30, 2025
	Domestic	Export	Total
Power Generation	$1,154,972	$238,671	$1,393,643
Industrial	98,494	587,849	686,343
Metallurgical	115,135	901,281	1,016,416
Total Coal Revenue	1,368,601	1,727,801	3,096,402
Third-Party Terminal Revenue			15,087
Other Revenue			10,821
Total Revenue from Contracts with Customers			$3,122,310

	Nine Months Ended September 30, 2024
	Domestic	Export	Total
Power Generation	$515,159	$186,118	$701,277
Industrial	13,636	571,454	585,090
Metallurgical	31,222	238,636	269,858
Total Coal Revenue	560,017	996,208	1,556,225
Third-Party Terminal Revenue			22,689
Other Revenue			11,927
Total Revenue from Contracts with Customers			$1,590,841
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
The Company's coal revenue is recognized when the performance obligation has been satisfied and the corresponding transaction price has been determined. Generally, title passes when coal is loaded at the coal preparation facilities, at terminal locations or other customer destinations. The Company's coal contract revenue per ton is fixed or determinable based upon either fixed forward pricing or pricing derived from established indices and adjusted for nominal quality characteristics. Some coal contracts also contain positive electric power price-related adjustments, which represent market-driven price adjustments, in addition to a fixed base price per ton. The Company’s coal contracts generally do not allow for retroactive adjustments to pricing after title to the coal has passed and do not have significant financing components.
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
While the Company does, from time to time, experience costs of obtaining coal customer contracts with amortization periods greater than one year, those costs are generally immaterial. At September 30, 2025 and December 31, 2024, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. As of and for the three and nine months ended September 30, 2025 and 2024, the Company has not recognized any amortization of previously existing capitalized costs of obtaining customer contracts. Further, the Company has not recognized any coal revenue in the current period that is not a result of current period performance.
Terminal Revenue
Terminal revenues are attributable to the Company's Baltimore Marine Terminal and include revenues earned from providing receipt and unloading of coal from rail cars, transporting coal from the receipt point to temporary storage or stockpile facilities located at the terminal, stockpiling, blending, weighing, sampling, redelivery and loading of coal onto vessels. Revenues for these services are earned and performance obligations are considered fulfilled as the services are performed.
The Baltimore Marine Terminal does not normally experience material costs of obtaining customer contracts with amortization periods greater than one year. At September 30, 2025 and December 31, 2024, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. As of and for the three and nine months ended September 30, 2025 and 2024, the Company has not recognized any amortization of previously existing capitalized costs of obtaining terminal customer contracts. Further, the Company has not recognized any terminal revenue in the current period that is not a result of current period performance.
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

NOTE 4—COMPONENTS OF PENSION AND OTHER POST-EMPLOYMENT BENEFIT (OPEB) PLANS NET PERIODIC BENEFIT COSTS:
The components of Net Periodic Benefit Cost were as follows:

	Pension Benefits				OPEB
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Service Cost	$275	$302	$825	$906	$38	$—	$108	$—
Interest Cost	6,343	6,431	19,028	19,293	2,992	2,758	8,884	8,274
Expected Return on Plan Assets	(7,565)	(7,991)	(22,695)	(23,973)	—	—	—	—
Amortization of Prior Service Credits	—	—	—	—	(601)	(601)	(1,803)	(1,804)
Amortization of Actuarial Loss (Gain)	2,159	1,567	6,475	4,699	(683)	(70)	(2,052)	(209)
Net Periodic Benefit Cost	$1,212	$309	$3,633	$925	$1,746	$2,087	$5,137	$6,261
Service costs related to pension and other post-employment benefits are reflected in Cost of Sales in the Consolidated Statements of Income (Loss). All other expenses related to pension and other post-employment benefits are reflected in Non-Service Related Pension and Postretirement Benefit Costs in the Consolidated Statements of Income (Loss). Amounts reclassified out of accumulated other comprehensive (loss) income are reflected in Non-Service Related Pension and Postretirement Benefit Costs in the Consolidated Statements of Income (Loss).
NOTE 5—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:
The components of Net Periodic Benefit Cost were as follows:

	CWP				Workers' Compensation
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Service Cost	$2,003	$746	$5,809	$2,239	$1,728	$1,465	$5,184	$4,393
Interest Cost	3,687	2,066	10,776	6,198	555	572	1,665	1,717
Amortization of Actuarial Loss (Gain)	42	109	127	326	(460)	(540)	(1,380)	(1,620)
Fees, Premiums and Assessments	—	—	—	—	2,273	464	6,383	1,393
Net Periodic Benefit Cost	$5,732	$2,921	$16,712	$8,763	$4,096	$1,961	$11,852	$5,883
Service costs and fees, premiums and assessments related to CWP and workers’ compensation are reflected in Cost of Sales in the Consolidated Statements of Income (Loss). All other expenses related to CWP and workers’ compensation are reflected in Non-Service Related Pension and Postretirement Benefit Costs in the Consolidated Statements of Income (Loss). Amounts reclassified out of accumulated other comprehensive (loss) income are reflected in Non-Service Related Pension and Postretirement Benefit Costs in the Consolidated Statements of Income (Loss).
NOTE 6—INCOME TAXES:
The Company recorded its provision for income taxes for the three and nine months ended September 30, 2025 of ($52,998) and ($50,098), respectively, or 247.7% and 40.3%, respectively, of loss before income tax based on its annual estimated income tax rate adjusted for discrete items. The effective tax rate for the three months ended September 30, 2025 differed from the U.S. federal statutory rate of 21% primarily due to a change in the Company’s annual estimated income tax rate and a tax benefit for excess percentage depletion. The effective tax rate for the nine months ended September 30, 2025 differed from the U.S. federal statutory rate of 21% primarily due to a tax benefit for excess percentage depletion.

The tax provision for the nine months ended September 30, 2025 also included discrete tax adjustments primarily related to transaction costs and equity compensation.
The provision for income taxes for the three and nine months ended September 30, 2024 of $17,539 and $43,409, respectively, or 15.5% and 14.5%, respectively, of earnings before income tax was based on the Company's annual estimated income tax rate adjusted for discrete items. The effective tax rate for the three and nine months ended September 30, 2024 differed from the U.S. federal statutory rate of 21% primarily due to the tax benefit for excess percentage depletion and foreign derived intangible income. The tax provision also included discrete tax adjustments related to equity compensation and changes to uncertain tax positions.
NOTE 7—CASH AND CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS:
The following table disaggregates the Company's cash, cash equivalents and restricted cash, which reconciles to the total shown on the Consolidated Statements of Cash Flows:

	September 30,
	2025	2024
Cash and Cash Equivalents	$444,672	$331,674
Restricted Cash - Current (a)	42,036	37,941
Restricted Cash - Noncurrent (a)	124,873	—
Cash and Cash Equivalents and Restricted Cash	$611,581	$369,615
(a) Restricted Cash - Current and Restricted Cash - Noncurrent are included in Other Current Assets and Funds for Asset Retirement Obligations, respectively, in the accompanying Consolidated Balance Sheets.
The components of cash and cash equivalents and restricted cash as of December 31, 2024 and 2023 are disclosed in Note 6 in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 20, 2025.
The Company had invested in marketable debt securities, primarily comprised of highly liquid U.S. Treasury securities. These investments were held in the custody of financial institutions. The securities outstanding were classified as available-for-sale securities, matured within twelve months of the acquisition date and were classified as current assets accordingly. During the first quarter of 2025, the Company liquidated its remaining investments in U.S. Treasury securities.
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
NOTE 8—CREDIT LOSSES:
Trade receivables are recorded at the invoiced amount. Credit is extended based on an evaluation of a customer's financial condition, a customer's ability to perform its obligations and other relevant factors. Trade receivable balances are monitored against approved credit terms. Credit terms are reviewed and adjusted as considered necessary based on changes to a customer's credit profile. If a customer's credit deteriorates, the Company may reduce credit risk exposure by reducing credit terms, obtaining letters of credit, obtaining credit insurance or requiring pre-payment for shipments. Other non-trade contractual arrangements consist primarily of overriding royalty agreements and other financial arrangements between the Company and various counterparties.

The Company may be at risk of exposure to credit losses primarily through sales of products and services. The Company's expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade and other accounts receivables. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on an aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts may be necessary from time to time and are established to record the appropriate provision for customers that have a higher probability of default. The Company's monitoring activities include timely account reconciliations, dispute resolution, payment confirmation and consideration of macroeconomic conditions and customers' financial conditions. Balances are written off when deemed uncollectible.
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
The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable and other non-trade contractual arrangements to present the net amount expected to be collected:

	Trade Receivables	Other Non-Trade Contractual Arrangements

Beginning Balance, December 31, 2024	$1,265	$7,625
Provision for Expected Credit Losses	(729)	(77)
Ending Balance, September 30, 2025	$536	$7,548
NOTE 9—INVENTORIES:
Inventory components consisted of the following:

	September 30, 2025	December 31, 2024
Coal	$162,468	$17,480
Supplies	245,032	78,721
Total Inventories	$407,500	$96,201
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
NOTE 10—ACCOUNTS RECEIVABLE SECURITIZATION:
At September 30, 2025, certain U.S. subsidiaries of Core Natural Resources, Inc. were parties to a trade accounts receivable securitization facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable. On July 28, 2025, the Company and certain of its subsidiaries entered into (i) that certain Receivables Financing Agreement (the “Receivables Financing Agreement”), by and among Core Receivable Company, LLC, as borrower (the “Borrower”), Core Sales, LLC, as the initial servicer (the “Servicer”), PNC Bank, National Association (“PNC”), as administrative agent and LC bank, PNC Capital Markets LLC (“PNC CM”), as structuring agent, and the lenders from time to time party thereto; (ii) that certain Third Amended and Restated Sale and Contribution Agreement (the “Sale and Contribution Agreement”), by and among the Borrower, the Servicer and Arch, as transferor; (iii) that certain Third Amended and Restated Purchase and Sale Agreement (the “Purchase and Sale Agreement”), by and among Arch, the Servicer and the originators party thereto; and (iv) that certain Fifth Amended and Restated Performance Guaranty (the “Performance Guaranty” and, together with the Receivables Financing Agreement, the Sale and Contribution Agreement

and the Purchase and Sale Agreement, the “Receivables Documents”). With entry into the Receivables Documents, legacy Arch’s securitization facility was amended and restated in its entirety to, among other things, consolidate facilities and extend the maturity date to July 27, 2028, and legacy CONSOL’s securitization facility was terminated effective July 28, 2025.

Pursuant to the Receivables Financing Agreement, Core Sales, LLC; Mingo Logan Coal LLC; Mountain Coal Company, L.L.C.; ICG Beckley, LLC; ICG Tygart Valley, LLC; Wolf Run Mining LLC; Thunder Basin Coal Company, L.L.C.; CONSOL Pennsylvania Coal Company LLC; CONSOL Marine Terminals LLC; and Itmann Mining Company LP, all wholly-owned subsidiaries of the Company, sell and/or contribute trade receivables to Core Receivable Company, LLC, a special purpose vehicle and wholly-owned subsidiary of the Company (“Core Receivable,” and together with the special purpose vehicle associated with legacy CONSOL’s securitization facility, the “SPVs”). Core Receivable, in turn, pledges its interests in the receivables to PNC and/or Regions Bank, which either make loans or issue letters of credit on behalf of Core Receivable. The maximum amount of advances and letters of credit outstanding under the Receivables Financing Agreement may not exceed $250 million.
Loans under the Receivables Financing Agreement accrue interest at a reserve-adjusted market index rate equal to the applicable term Secured Overnight Financing Rate (“SOFR”) rate plus ten basis points. Loans and letters of credit under the Receivables Financing Agreement also accrue a drawn fee and a letter of credit participation fee, respectively, of 2.00% per annum. In connection with the Receivables Financing Agreement, the Borrower paid certain structuring fees to PNC CM and pays other customary fees to the lenders, including a fee on unused commitments equal to 0.60% per annum.

At September 30, 2025, the Company's eligible accounts receivable yielded $220,559 of borrowing capacity. At September 30, 2025, the facility had no outstanding borrowings and $191,125 of letters of credit outstanding, leaving an available borrowing capacity of $29,434. At December 31, 2024, the Company's eligible accounts receivable yielded $71,964 of borrowing capacity. At December 31, 2024, legacy CONSOL’s securitization facility had no outstanding borrowings and $71,922 of letters of credit outstanding, leaving an available borrowing capacity of $42. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.
NOTE 11—PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment consisted of the following:

	September 30, 2025	December 31, 2024
Plant and Equipment	$4,774,817	$3,633,741
Coal Properties and Surface Lands	2,225,310	913,819
Airshafts	592,493	521,334
Mine Development	673,946	366,260
Advance Mining Royalties	337,248	328,927
Total Property, Plant and Equipment	8,603,814	5,764,081
Less: Accumulated Depreciation, Depletion and Amortization	4,213,432	3,842,382
Total Property, Plant and Equipment - Net	$4,390,382	$1,921,699
As of September 30, 2025 and December 31, 2024, property, plant and equipment included gross assets under finance leases of $50,169 and $40,804, respectively. Accumulated amortization for finance leases was $16,981 and $16,929 at September 30, 2025 and December 31, 2024, respectively. Amortization expense for assets under finance leases approximated $3,358 and $2,110 for the three months ended September 30, 2025 and 2024, respectively, and $9,315 and $7,652 for the nine months ended September 30, 2025 and 2024, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying Consolidated Statements of Income (Loss).

NOTE 12—OTHER ACCRUED LIABILITIES:
Other accrued liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Subsidence Liability	$118,191	$88,259
Accrued Compensation and Benefits	57,563	54,138
Accrued Other Taxes	50,759	6,973
Other	67,594	31,928
Current Portion of Long-Term Liabilities:
Asset Retirement Obligations	41,496	35,554
Pneumoconiosis Benefits	25,259	16,389
Postretirement Benefits Other than Pensions	21,422	17,887
Workers' Compensation	17,360	11,056
Total Other Accrued Liabilities	$399,644	$262,184
NOTE 13—LONG-TERM DEBT:
Long-term debt consisted of the following:

	September 30, 2025	December 31, 2024
WVEDA Solid Waste Disposal Facility Revenue Bonds due March 2035 at 5.45%	$106,355	$—
MEDCO Port Facilities Refunding Revenue Bonds due March 2035 at 5.00% and 5.75% at September 30, 2025 and December 31, 2024, respectively	102,865	102,865
PEDFA Solid Waste Disposal Facility Revenue Bonds due March 2035 at 5.45% and 9.00% at September 30, 2025 and December 31, 2024, respectively	97,560	75,000
Equipment Financing (7.56% Weighted-Average Interest Rate)	73,010	—
Advance Royalty Commitments (8.10% Weighted-Average Interest Rate)	6,148	6,148
Other Debt Arrangements	5,071	664
Less: Unamortized Debt Issuance Costs	(6,716)	(1,213)
	384,293	183,464
Less: Amounts Due in One Year (a)	(71,072)	(103,940)
Long-Term Debt	$313,221	$79,524
(a) Excludes current portion of Finance Lease Obligations of $12,724 and $8,925 at September 30, 2025 and December 31, 2024, respectively.
Revolving Credit Facility
In November 2017, the Company entered into a revolving credit facility with PNC (the “Revolving Credit Facility”). The Revolving Credit Facility has been amended several times, the most recent of which occurred in January 2025 in connection with the Merger. This amendment increased the available revolving commitments from $355 million to $600 million while extending the scheduled maturity date to April 30, 2029. Additionally, the Company reduced the applicable interest margin on its borrowings and letters of credit under the Revolving Credit Facility by 75 basis points.
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
The Company's first lien gross leverage ratio was 0.18 to 1.00 at September 30, 2025. The Company's total net leverage ratio was (0.04) to 1.00 at September 30, 2025. The Company's interest coverage ratio was 50.13 to 1.00 at September 30, 2025. The Company was in compliance with all covenants under the Revolving Credit Facility as of September 30, 2025.
At September 30, 2025, the Revolving Credit Facility had no borrowings outstanding and $78,663 of letters of credit outstanding, leaving $521,337 of unused capacity. At December 31, 2024, the Revolving Credit Facility had no borrowings outstanding and $107,087 of letters of credit outstanding, leaving $247,913 of unused capacity. From time to time, the Company is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. The Company sometimes uses letters of credit to satisfy these requirements, and these letters of credit reduce the Company's borrowing facility capacity.
The SPVs are not guarantors of the Revolving Credit Facility, and the SPVs either hold the assets pledged to the lenders or sell the assets to the lenders in the securitization facility. The SPVs had total assets of $326,734 and $133,853, comprised mainly of $325,591 and $133,694 trade receivables, net, at September 30, 2025 and December 31, 2024, respectively. Net income attributable to the SPVs was $3,776 and $528 for the three months ended September 30, 2025 and 2024, respectively, and $8,408 and $775 for the nine months ended September 30, 2025 and 2024, respectively, which was primarily attributable to intercompany fees paid to purchase the receivables, which have been eliminated in the Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2025, there were no borrowings or payments under the accounts receivable securitization facilities. During the nine months ended September 30, 2024, there were no borrowings or payments under legacy CONSOL’s securitization facility. See Note 10 - Accounts Receivable Securitization for additional information.
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
As a result of these transactions, a loss of $11,680 was incurred and is included in Loss on Debt Extinguishment on the Consolidated Statement of Income (Loss) for the nine months ended September 30, 2025.
NOTE 14—COMMITMENTS AND CONTINGENT LIABILITIES:
The Company is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes and other claims and actions arising out of the normal course of business. The Company accrues the estimated loss for these lawsuits and claims when the loss is probable and reasonably estimable. The Company’s estimated accruals related to pending claims not discussed below, individually and in the aggregate, were immaterial to the financial position, results of operations or cash flows of the Company as of September 30, 2025. It is possible that the aggregate loss in the future with respect to these lawsuits and claims could ultimately be material to the Company’s financial position, results of operations or cash flows; however, such amounts cannot be reasonably estimated. The amount claimed against the Company as of September 30, 2025 is disclosed below when an amount is expressly stated in the lawsuit or claim, which is not often the case.
United Mine Workers of America 1992 Benefit Plan Litigation: In 2013, Murray Energy and its subsidiaries (“Murray”) entered into a stock purchase agreement (the “Murray sale agreement”) with the Company's former parent, pursuant to which Murray acquired the stock of Consolidation Coal Company and certain subsidiaries and certain other assets and liabilities. At the time of sale, the liabilities included certain retiree medical liabilities under the Coal Industry Retiree Health Benefit Act of 1992 (“Coal Act”) and certain federal black lung liabilities under the Black Lung Benefits Act (“BLBA”). Murray filed for Chapter 11 bankruptcy in October 2019. As part of the bankruptcy proceedings, Murray unilaterally entered into a settlement with the United Mine Workers of America 1992 Benefit Plan (the “1992 Benefit Plan”) to transfer retirees in the Murray Energy Section 9711 Plan to the 1992 Benefit Plan. This was approved by the bankruptcy court on April 30, 2020. On May 2, 2020, the 1992 Benefit Plan filed an action in the U.S. District Court for the District of Columbia asking the court to make a determination whether the Company's former parent or the Company has any continuing retiree medical liabilities under the Coal Act (the “1992 Plan Lawsuit”). The Murray sale agreement includes indemnification by Murray with respect to the Coal Act and BLBA liabilities. In addition, the Company had agreed to indemnify its former parent relative to certain pre-separation liabilities. As of September 16, 2020, the Company entered into a settlement agreement with Murray and withdrew its claims in bankruptcy. On September 11, 2020, the Defendants in the 1992 Plan Lawsuit filed a Motion to Dismiss Plaintiffs' Second Amended Complaint which was denied by the Court on March 29, 2022. In October 2025, both parties filed a motion for summary judgment. In the 1992 Benefit Plan’s summary judgment motion, it alleged it is entitled to recover reimbursement for unpaid monthly benefits premiums from the beginning of the lawsuit to present in the amount of $64.8 million, plus interest and damages totaling

$25.6 million, as well as an unspecified amount of attorneys’ fees. Based upon limited information available at the time of the Murray bankruptcy, the Company estimated that the future annual servicing costs of these liabilities in 2026 are approximately $10 million, and the annual servicing cost would decline each year since the beneficiaries of the Coal Act consist principally of miners who retired prior to 1994. The Company will continue to vigorously defend any claims that attempt to transfer any of such liabilities directly or indirectly to the Company, including raising all applicable defenses against the 1992 Benefit Plan’s suit. With respect to this lawsuit, while a loss is reasonably possible, it is not probable and, as a result, no accrual has been recorded.
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
The following is a summary, as of September 30, 2025, of the financial guarantees, unconditional purchase obligations and letters of credit to certain third parties. Employee-related financial guarantees have primarily been provided to support the 1992 Benefit Plan and federal black lung and various state workers' compensation self-insurance programs. Environmental financial guarantees have primarily been provided to support various performance bonds related to reclamation and other environmental issues. Other financial guarantees have been extended to support sales contracts, insurance policies, surety indemnity agreements, legal matters, full and timely payments of mining equipment leases, and various other items necessary in the normal course of business. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. Certain letters of credit included in the table below were issued against other commitments included in this table. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these commitments are recorded as liabilities in the financial statements. The Company's management believes that these commitments will not have a material adverse effect on the Company's financial condition.

	Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$119,744	$100,091	$19,653	$—	$—
Environmental	398	398	—	—	—
Other	149,646	137,754	11,892	—	—
Total Letters of Credit	$269,788	$238,243	$31,545	$—	$—
Surety Bonds:
Employee-Related	$120,341	$110,891	$9,450	$—	$—
Environmental	819,060	563,502	255,558	—	—
Other	29,000	24,282	4,718	—	—
Total Surety Bonds	$968,401	$698,675	$269,726	$—	$—
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
Level 1 - Quoted prices for identical instruments in active markets. The Company's Level 1 assets include marketable securities.
Level 2 - The fair value of the assets and liabilities included in Level 2 is based on standard industry income approach models that use significant observable inputs, including SOFR-based discount rates and U.S. Treasury-based rates.
Level 3 - Unobservable inputs significant to the fair value measurement supported by little or no market activity.
In those cases when the inputs used to measure fair value meet the definition of more than one level of the fair value hierarchy, the lowest level input that is significant to the fair value measurement in its totality determines the applicable level in the fair value hierarchy.
The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at			Fair Value Measurements at
	September 30, 2025			December 31, 2024
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
U.S. Treasury Securities	$—	$—	$—	$51,993	$—	$—
Global Water Treatment Trust Fund (a)	$15,058	$—	$—	$12,054	$—	$—
(a) The Global Water Treatment Trust Fund is included in Funds for Asset Retirement Obligations in the accompanying Consolidated Balance Sheets.
The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:
Long-term debt: The fair value of long-term debt is measured using unadjusted quoted market prices or estimated using discounted cash flow analyses. The discounted cash flow analyses are based on current market rates for instruments with similar cash flows.
The carrying amounts and fair values of financial instruments for which the fair value option was not elected were as follows:

	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt (Excluding Debt Issuance Costs)	$391,009	$408,732	$184,677	$199,052
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
Reportable segment results for the three months ended September 30, 2025 were as follows:

	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Total
Revenues from External Customers	$514,721	$292,694	$186,366	$5,591
Intersegment Revenues	—	—	—	14,187
	514,721	292,694	186,366	19,778	$1,013,559
Other Revenues (a)					3,171
Elimination of Intersegment Revenues					(14,187)
Total Consolidated Revenues					1,002,543
Less: (b)
Cash Costs of Revenue	293,002	209,285	169,945	7,626
Transportation Costs	82,550	66,912	2,830	—
Other Segment Items (c)	—	(975)	—	—
Adjusted EBITDA	$139,169	$17,472	$13,591	$12,152	$182,384

Reconciliation of segment profit or loss measure to consolidated earnings (loss) before income tax:
Other Profit or Loss (a)					679
Depreciation, Depletion and Amortization					(151,006)
General and Administrative Costs					(34,133)
Interest Expense					(10,606)
Interest Income					7,578
Non-Service Related Pension and Postretirement Benefit Costs					(6,562)
Idle Mine Costs					(5,080)
Other Operating Expense, net					(1,742)
Other Cost of Sales					(2,912)
Loss Before Income Tax					$(21,400)
(a) Revenue and profit or loss from segments below the quantitative thresholds are attributable to the revenue and expense from various corporate and diversified business activities excluded from our reportable segments.
(b) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(c) Other segment items include other non-operating income and expenses that are not part of each segment's ongoing operations.

	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Corporate and Other (a)	Consolidated
Segment Assets (b)	$2,179,909	$2,140,661	$422,024	$92,521	$1,360,773	$6,195,888
Depreciation, Depletion and Amortization	$52,842	$65,381	$8,795	$1,398	$22,590	$151,006
Capital Expenditures	$40,642	$2,719	$1,876	$3,104	$956	$49,297
(a) Includes various corporate and diversified business activities excluded from our reportable segments to reconcile to consolidated totals.
(b) Represents assets as of September 30, 2025.

Reportable segment results for the three months ended September 30, 2024 were as follows:

	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Total
Revenues from External Customers	$517,720	$24,425	$—	$7,490
Intersegment Revenues	—	—	—	16,250
	517,720	24,425	—	23,740	$565,885
Other Revenues (a)					3,797
Elimination of Intersegment Revenues					(16,250)
Total Consolidated Revenues					553,432
Less: (b)
Cash Costs of Revenue	245,252	31,394	—	6,919
Transportation Costs	77,990	1,666	—	—
Other Segment Items (c)	(1,701)	—	—	—
Adjusted EBITDA	$196,179	$(8,635)	$—	$16,821	$204,365

Reconciliation of segment profit or loss measure to consolidated earnings (loss) before income tax:
Other Profit or Loss (a)					1,042
Depreciation, Depletion and Amortization					(53,329)
General and Administrative Costs					(36,151)
Interest Expense					(4,664)
Interest Income					5,016
Non-Service Related Pension and Postretirement Benefit Costs					(4,400)
Idle Mine Costs					(1,291)
Other Operating Income, net					7,685
Other Cost of Sales					(5,102)
Earnings Before Income Tax					$113,171
(a) Revenue and profit or loss from segments below the quantitative thresholds are attributable to the revenue and expense from various corporate and diversified business activities excluded from our reportable segments.
(b) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(c) Other segment items include other non-operating income and expenses that are not part of each segment's ongoing operations.

	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Corporate and Other (a)	Consolidated
Segment Assets (b)	$1,778,921	$130,021	$—	$87,602	$827,573	$2,824,117
Depreciation, Depletion and Amortization	$42,306	$2,056	$—	$1,276	$7,691	$53,329
Capital Expenditures	$30,743	$4,484	$—	$2,805	$1,356	$39,388
(a) Includes various corporate and diversified business activities excluded from our reportable segments to reconcile to consolidated totals.
(b) Represents assets as of September 30, 2024.

Reportable segment results for the nine months ended September 30, 2025 were as follows:

	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Total
Revenues from External Customers	$1,663,307	$897,268	$535,827	$15,087
Intersegment Revenues	—	—	—	48,488
	1,663,307	897,268	535,827	63,575	$3,159,977
Other Revenues (a)					10,821
Elimination of Intersegment Revenues					(48,488)
Total Consolidated Revenues					3,122,310
Less: (b)
Cash Costs of Revenue	927,621	634,425	471,349	23,028
Transportation Costs	275,363	210,982	8,030	—
Other Segment Items (c)	—	56,674	—	—
Adjusted EBITDA	$460,323	$(4,813)	$56,448	$40,547	$552,505

Reconciliation of segment profit or loss measure to consolidated earnings (loss) before income tax:
Other Profit or Loss (a)					2,291
Depreciation, Depletion and Amortization					(441,825)
General and Administrative Costs					(158,285)
Interest Expense					(28,676)
Interest Income					20,297
Loss on Debt Extinguishment					(11,680)
Non-Service Related Pension and Postretirement Benefit Costs					(19,301)
Idle Mine Costs					(14,644)
Other Operating Income, net					3,169
Other Cost of Sales					(28,184)
Loss Before Income Tax					$(124,333)
(a) Revenue and profit or loss from segments below the quantitative thresholds are attributable to the revenue and expense from various corporate and diversified business activities excluded from our reportable segments.
(b) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(c) Other segment items include other non-operating income and expenses that are not part of each segment's ongoing operations.

	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Corporate and Other (a)	Consolidated
Segment Assets (b)	$2,179,909	$2,140,661	$422,024	$92,521	$1,360,773	$6,195,888
Depreciation, Depletion and Amortization	$156,153	$186,587	$25,241	$4,171	$69,673	$441,825
Capital Expenditures	$122,812	$57,192	$6,785	$5,884	$10,631	$203,304
(a) Includes various corporate and diversified business activities excluded from our reportable segments to reconcile to consolidated totals.
(b) Represents assets as of September 30, 2025.

Reportable segment results for the nine months ended September 30, 2024 were as follows:

	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Total
Revenues from External Customers	$1,469,201	$87,024	$—	$22,689
Intersegment Revenues	—	—	—	37,599
	1,469,201	87,024	—	60,288	$1,616,513
Other Revenues (a)					11,927
Elimination of Intersegment Revenues					(37,599)
Total Consolidated Revenues					1,590,841
Less: (b)
Cash Costs of Revenue	717,948	99,862	—	20,223
Transportation Costs	228,842	7,645	—	—
Other Segment Items (c)	(3,021)	—	—	—
Adjusted EBITDA	$525,432	$(20,483)	$—	$40,065	$545,014

Reconciliation of segment profit or loss measure to consolidated earnings (loss) before income tax:
Other Profit or Loss (a)					3,676
Depreciation, Depletion and Amortization					(165,173)
General and Administrative Costs					(77,669)
Interest Expense					(15,063)
Interest Income					14,145
Non-Service Related Pension and Postretirement Benefit Costs					(13,201)
Idle Mine Costs					(4,003)
Other Operating Income, net					17,608
Other Cost of Sales					(6,341)
Earnings Before Income Tax					$298,993
(a) Revenue and profit or loss from segments below the quantitative thresholds are attributable to the revenue and expense from various corporate and diversified business activities excluded from our reportable segments.
(b) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(c) Other segment items include other non-operating income and expenses that are not part of each segment's ongoing operations.

	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Corporate and Other (a)	Consolidated
Segment Assets (b)	$1,778,921	$130,021	$—	$87,602	$827,573	$2,824,117
Depreciation, Depletion and Amortization	$129,146	$6,267	$—	$3,544	$26,216	$165,173
Capital Expenditures	$114,744	$9,463	$—	$7,605	$5,336	$137,148
(a) Includes various corporate and diversified business activities excluded from our reportable segments to reconcile to consolidated totals.
(b) Represents assets as of September 30, 2024.

Revenues from customers that exceeded 10% of consolidated revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Customer A (a)	(b)	$67,016	(b)	$176,844
Customer B (a)	(b)	$63,473	(b)	$172,394
(a) Revenues from this customer were principally included in our High CV Thermal segment.
(b) Revenues during these periods were less than 10% of the Company's consolidated revenues.
NOTE 17—STOCK REPURCHASES:
In December 2017, the Company's Board of Directors approved a program to repurchase, from time to time, the Company's outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025. This program terminated on December 31, 2024.
On February 18, 2025, the Company's Board of Directors approved a capital return framework that involves a mix of dividends and share repurchases. The repurchase program permits the repurchase, from time to time, of the Company's outstanding shares of common stock in an aggregate amount of up to $1 billion, subject to certain covenants in the Revolving Credit Facility and the agreements relating to the Series 2025 Bonds that limit the Company's ability to repurchase shares of its common stock.
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
During the nine months ended September 30, 2025 and 2024, the Company repurchased and retired 2,824,033 and 747,351 shares, respectively, of the Company's common stock at an average price of $71.74 and $89.49 per share, respectively.
NOTE 18—SUBSEQUENT EVENTS:
On November 6, 2025, Core announced a $0.10 per share dividend in an aggregate amount of approximately $5.1 million, payable on December 15, 2025 to all stockholders of record as of November 28, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in conjunction with the Consolidated Financial Statements and corresponding notes included elsewhere in this Quarterly Report on Form 10-Q. In addition, this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements for the three-year period ended December 31, 2024 included in the Company's Annual Report on Form 10-K, filed on February 20, 2025. This MD&A contains forward-looking statements, and the matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected or implied in the forward-looking statements. Please see “Risk Factors” and “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.
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
Combustion-Related Activity at Leer South Mine
On January 13, 2025, an isolated combustion-related activity was reported at the Leer South mine, located in Barbour County, West Virginia. The Company temporarily sealed the Leer South mine's active longwall panel in order to extinguish such activity. The Company resumed development work with continuous miners in February 2025, and Company personnel and regulatory officials re-entered the sealed area of the mine on June 10, 2025. Thereafter, ventilation to the full mine was re-established, hydraulic pressure along the longwall face was restored and an extensive evaluation of the mine's major equipment and infrastructure was conducted. As expected, the longwall was largely unaffected by the combustion event, and major components and systems remain in good condition. On June 26, 2025, the operating team found it necessary to evacuate the mine and begin restoring pumpable seals to the affected area in the wake of an increase in carbon monoxide levels. The Company has continued to work closely with federal and state officials on a plan to recover and reposition the longwall equipment and is currently waiting on approval of the plan by the federal Mine Safety and Health Administration; however, this has been delayed due to the government shutdown.
The Company currently expects to incur fire extinguishment and idle costs of $15 million to $25 million at Leer South in the fourth quarter of 2025. Our initial advancement of insurance proceeds was $19.4 million, and the Company will continue to pursue all avenues for additional recoveries as we work to reopen the mine.
One Big Beautiful Bill Act
On July 4, 2025, H.R. 1, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law by the President of the U.S. Several provisions included in the OBBBA are expected to benefit the Company, including language designating U.S.-produced metallurgical coal as a “critical material” under Internal Revenue Code Section 45X (Advanced Manufacturing Production Credit), through which the Company will be eligible for a 2.5% monetizable tax credit on production-related costs beginning in 2026 and sunsetting at the end of 2029. The Company is currently evaluating the OBBBA provisions, and the determination as to the applicability and extent of the OBBBA's provisions on the Company's future results of operations and cash flows will be dependent upon interpretations of the law and revenue rulings issued by the U.S. Treasury Department.

Executive Orders
President Trump issued a series of executive orders in April 2025 intended to reduce the regulatory burden on U.S. coal-based power plants and to ensure the long-term preservation of the U.S. coal fleet. The Trump Administration views the coal fleet as essential to the security, resilience and reliability of the U.S. power system.
Our Business
We are a world-class producer and exporter of high-quality, low-cost coals, including metallurgical and thermal coals. With a focus on seaborne markets, we play an essential role in meeting the world's growing need for steel, infrastructure and energy and have ownership interests in two marine export terminals.
The Merger joined two proven leadership teams and operating platforms to establish Core, a premier North American coal producer and exporter of high-quality, low-cost coals with offerings ranging from metallurgical to high calorific value and other thermal coals. With mining operations and terminal facilities across six states, Core owns 11 mines, including one of the largest, lowest cost and highest calorific value thermal coal mining complexes in North America and one of the largest, lowest cost and highest quality metallurgical coal mine portfolios in the U.S. Core also has access to global markets via ownership interests in two export terminals on the U.S. Eastern seaboard, along with strategic connectivity to ports on the West Coast and the Gulf of America. The combined company expects to realize meaningful operating synergies through the optimization of support functions, greatly enhanced marketing opportunities and a significantly expanded logistics network, which will enhance the Company's ability to deliver coal reliably and efficiently to its global customers.
How We Evaluate Our Operations
Our management team uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability. The metrics include: (i) coal production and sales volumes; (ii) realized coal revenue, a non-GAAP financial measure; (iii) realized coal revenue per ton sold, an operating ratio derived from non-GAAP financial measures; (iv) cash cost of coal sold, a non-GAAP financial measure; (v) cash cost of coal sold per ton, an operating ratio derived from non-GAAP financial measures; (vi) cash margin per ton sold, an operating ratio derived from non-GAAP financial measures, defined as realized coal revenue per ton sold less cash cost of coal sold per ton; and (vii) adjusted EBITDA, a non-GAAP financial measure.
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
Reconciliation of Non-GAAP Financial Measures
We define realized coal revenue as revenues reported in the Consolidated Statements of Income (Loss) less transportation costs, transloading revenues and other revenues not directly attributable to coal sales. We define realized coal revenue per ton sold as realized coal revenue divided by tons sold. The following tables present reconciliations by reportable segment of realized coal revenue and realized coal revenue per ton sold to revenues, the most directly comparable GAAP financial measure (in thousands, except per ton information):

	Three Months Ended September 30, 2025
	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Idle and Other	Eliminations	Consolidated
Revenues	$514,721	$292,694	$186,366	$19,778	$3,171	$(14,187)	$1,002,543
Less: Adjustments to Reconcile to Segment Realized Coal Revenue
Transportation Costs	82,550	66,912	2,830	—	—	—	152,292
Intersegment Terminal Revenues	—	—	—	14,187	—	(14,187)	—
Non-Coal Revenues	—	—	—	5,591	3,171	—	8,762
Segment Realized Coal Revenue	$432,171	$225,782	$183,536	$—	$—	$—	$841,489
Tons Sold	7,229	2,222	13,030
Realized Coal Revenue per Ton Sold	$59.78	$101.60	$14.09

	Three Months Ended September 30, 2024
	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Idle and Other	Eliminations	Consolidated
Revenues	$517,720	$24,425	$—	$23,740	$3,797	$(16,250)	$553,432
Less: Adjustments to Reconcile to Segment Realized Coal Revenue
Transportation Costs	77,990	1,666	—	—	—	—	79,656
Intersegment Terminal Revenues	—	—	—	16,250	—	(16,250)	—
Non-Coal Revenues	—	—	—	7,490	3,797	—	11,287
Segment Realized Coal Revenue	$439,730	$22,759	$—	$—	$—	$—	$462,489
Tons Sold	6,840	152	—
Realized Coal Revenue per Ton Sold	$64.28	$149.85	$—

	Nine Months Ended September 30, 2025
	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Idle and Other	Eliminations	Consolidated
Revenues	$1,663,307	$897,268	$535,827	$63,575	$10,821	$(48,488)	$3,122,310
Less: Adjustments to Reconcile to Segment Realized Coal Revenue
Transportation Costs	275,363	210,982	8,030	—	—	—	494,375
Intersegment Terminal Revenues	—	—	—	48,488	—	(48,488)	—
Non-Coal Revenues	—	—	—	15,087	10,821	—	25,908
Segment Realized Coal Revenue	$1,387,944	$686,286	$527,797	$—	$—	$—	$2,602,027
Tons Sold	22,714	6,773	36,293
Realized Coal Revenue per Ton Sold	$61.11	$101.32	$14.54

	Nine Months Ended September 30, 2024
	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Idle and Other	Eliminations	Consolidated
Revenues	$1,469,201	$87,024	$—	$60,288	$11,927	$(37,599)	$1,590,841
Less: Adjustments to Reconcile to Segment Realized Coal Revenue
Transportation Costs	228,842	7,645	—	—	—	—	236,487
Intersegment Terminal Revenues	—	—	—	37,599	—	(37,599)	—
Non-Coal Revenues	—	—	—	22,689	11,927	—	34,616
Segment Realized Coal Revenue	$1,240,359	$79,379	$—	$—	$—	$—	$1,319,738
Tons Sold	18,684	509	—
Realized Coal Revenue per Ton Sold	$66.39	$155.99	$—

We evaluate our cash cost of coal sold on an aggregate basis by segment and our cash cost of coal sold per ton on a per-ton basis. Cash cost of coal sold includes items such as direct operating costs, royalty and production taxes and direct administration costs, and excludes transportation costs, indirect costs, other costs not directly attributable to the production of coal and depreciation, depletion and amortization costs on production assets. We define cash cost of coal sold per ton as cash cost of coal sold divided by tons sold. The following tables present reconciliations by reportable segment of cash cost of coal sold and cash cost of coal sold per ton to cost of sales, the most directly comparable GAAP financial measure (in thousands, except per ton information):

	Three Months Ended September 30, 2025
	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Idle and Other	Eliminations	Consolidated
Cost of Sales	$375,552	$275,222	$172,775	$7,626	$10,484	$(14,187)	$827,472
Less: Adjustments to Reconcile to Segment Cash Cost of Coal Sold
Transportation Costs	69,704	65,571	2,830	—	—	—	138,105
Cost of Sales from Idled Operations	—	18,375	—	—	5,080	—	23,455
Insurance Reimbursements	—	(19,350)	—	—	—	—	(19,350)
Intersegment Transloading Costs	12,846	1,341	—	—	—	(14,187)	—
Terminal Operating Costs	—	—	—	7,626	—	—	7,626
Other Non-Active Mining Costs	—	—	—	—	5,404	—	5,404
Segment Cash Cost of Coal Sold	$293,002	$209,285	$169,945	$—	$—	$—	$672,232
Tons Sold	7,229	2,222	13,030
Cash Cost of Coal Sold per Ton	$40.53	$94.18	$13.04

	Three Months Ended September 30, 2024
	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Idle and Other	Eliminations	Consolidated
Cost of Sales	$323,242	$33,060	$—	$6,919	$7,447	$(16,250)	$354,418
Less: Adjustments to Reconcile to Segment Cash Cost of Coal Sold
Transportation Costs	62,219	1,187	—	—	—	—	63,406
Cost of Sales from Idled Operations	—	—	—	—	1,291	—	1,291
Intersegment Transloading Costs	15,771	479	—	—	—	(16,250)	—
Terminal Operating Costs	—	—	—	6,919	—	—	6,919
Other Non-Active Mining Costs	—	—	—	—	6,156	—	6,156
Segment Cash Cost of Coal Sold	$245,252	$31,394	$—	$—	$—	$—	$276,646
Tons Sold	6,840	152	—
Cash Cost of Coal Sold per Ton	$35.85	$206.71	$—

	Nine Months Ended September 30, 2025
	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Idle and Other	Eliminations	Consolidated
Cost of Sales	$1,202,984	$902,081	$479,379	$23,028	$51,358	$(48,488)	$2,610,342
Less: Adjustments to Reconcile to Segment Cash Cost of Coal Sold
Transportation Costs	229,997	207,860	8,030	—	—	—	445,887
Cost of Sales from Idled Operations	—	76,024	—	—	14,644	—	90,668
Insurance Reimbursements	—	(19,350)	—	—	—	—	(19,350)
Intersegment Transloading Costs	45,366	3,122	—	—	—	(48,488)	—
Terminal Operating Costs	—	—	—	23,028	—	—	23,028
Other Non-Active Mining Costs	—	—	—	—	36,714	—	36,714
Segment Cash Cost of Coal Sold	$927,621	$634,425	$471,349	$—	$—	$—	$2,033,395
Tons Sold	22,714	6,773	36,293
Cash Cost of Coal Sold per Ton	$40.84	$93.67	$12.99

	Nine Months Ended September 30, 2024
	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Idle and Other	Eliminations	Consolidated
Cost of Sales	$946,790	$107,507	$—	$20,223	$15,574	$(37,599)	$1,052,495
Less: Adjustments to Reconcile to Segment Cash Cost of Coal Sold
Transportation Costs	192,569	6,319	—	—	—	—	198,888
Cost of Sales from Idled Operations	—	—	—	—	4,003	—	4,003
Intersegment Transloading Costs	36,273	1,326	—	—	—	(37,599)	—
Terminal Operating Costs	—	—	—	20,223	—	—	20,223
Other Non-Active Mining Costs	—	—	—	—	11,571	—	11,571
Segment Cash Cost of Coal Sold	$717,948	$99,862	$—	$—	$—	$—	$817,810
Tons Sold	18,684	509	—
Cash Cost of Coal Sold per Ton	$38.43	$196.25	$—

We define adjusted EBITDA as (i) net income (loss) plus income taxes, net interest expense and depreciation, depletion and amortization, as adjusted for (ii) certain non-cash items, such as loss on debt extinguishment and (iii) other adjustments, such as stock-based compensation and Merger-related expenses. Adjusted EBITDA may also be adjusted for items that may not reflect the trend of future results by excluding transactions that are not indicative of our operating performance or that arise outside of the ordinary course of our business. The following tables present reconciliations by reportable segment of adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure (in thousands):

	Three Months Ended September 30, 2025
	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Other and Corporate	Consolidated
Net Income (Loss)	$86,327	$(47,909)	$4,796	$10,754	$(22,370)	$31,598
Income Tax Benefit	—	—	—	—	(52,998)	(52,998)
Interest Expense, net	—	—	—	—	3,028	3,028
Depreciation, Depletion and Amortization	52,842	65,381	8,795	1,398	22,590	151,006
Other Adjustments	—	—	—	—	8,548	8,548
Adjusted EBITDA	$139,169	$17,472	$13,591	$12,152	$(41,202)	$141,182

	Three Months Ended September 30, 2024
	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Other and Corporate	Consolidated
Net Income (Loss)	$153,873	$(10,691)	$—	$15,545	$(63,095)	$95,632
Income Tax Expense	—	—	—	—	17,539	17,539
Interest Income, net	—	—	—	—	(352)	(352)
Depreciation, Depletion and Amortization	42,306	2,056	—	1,276	7,691	53,329
Other Adjustments	—	—	—	—	13,030	13,030
Adjusted EBITDA	$196,179	$(8,635)	$—	$16,821	$(25,187)	$179,178

	Nine Months Ended September 30, 2025
	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Other and Corporate	Consolidated
Net Income (Loss)	$304,170	$(191,400)	$31,207	$36,376	$(254,588)	$(74,235)
Income Tax Benefit	—	—	—	—	(50,098)	(50,098)
Interest Expense, net	—	—	—	—	8,379	8,379
Depreciation, Depletion and Amortization	156,153	186,587	25,241	4,171	69,673	441,825
Loss on Debt Extinguishment	—	—	—	—	11,680	11,680
Other Adjustments	—	—	—	—	71,386	71,386
Adjusted EBITDA	$460,323	$(4,813)	$56,448	$40,547	$(143,568)	$408,937

	Nine Months Ended September 30, 2024
	High CV Thermal	Metallurgical	PRB	Baltimore Marine Terminal	Other and Corporate	Consolidated
Net Income (Loss)	$396,286	$(26,750)	$—	$36,521	$(150,473)	$255,584
Income Tax Expense	—	—	—	—	43,409	43,409
Interest Expense, net	—	—	—	—	918	918
Depreciation, Depletion and Amortization	129,146	6,267	—	3,544	26,216	165,173
Other Adjustments	—	—	—	—	20,385	20,385
Adjusted EBITDA	$525,432	$(20,483)	$—	$40,065	$(59,545)	$485,469
Results of Operations: Three Months Ended September 30, 2025 Compared with the Three Months Ended September 30, 2024
Revenues
The Company's revenues primarily include sales to customers of coal produced at our operations and, to a lesser extent, coal purchased from third parties. The Company's revenues also include transloading services at the Port of Baltimore, as well as other revenues generated from customers.
Our presence in the metallurgical coal market has expanded through the Merger with two longwall mines and two continuous miner mines in West Virginia that produce a premium metallurgical product used in the global steel industry. We also gained two thermal surface mines in the Powder River Basin, as well as another thermal longwall mine in Colorado. The thermal surface mines produce thermal coal for sale into domestic and international markets, while the thermal longwall mine produces a high-quality, high calorific value thermal product that can compete effectively in seaborne markets.
Consolidated revenues in the three months ended September 30, 2025 were $449 million higher than the three months ended September 30, 2024. As a result of the Merger, the legacy Arch operations contributed $513 million of revenues in the three months ended September 30, 2025, primarily from coal sales in the Metallurgical and PRB segments. The revenues of legacy CONSOL's PAMC decreased $53 million in the period-to-period comparison, primarily due to lower sales tons and reduced realization. The revenues of legacy CONSOL's Itmann mine decreased $7 million in the period-to-period comparison, primarily due to lower sales tons and reduced metallurgical coal benchmark pricing. The revenues of the Baltimore Marine Terminal decreased $4 million in the period-to-period comparison, primarily due to lower throughput volumes. See the discussion in “Operational Performance” below for further information about segment results.
Cost of Sales
Cost of sales includes items such as direct operating costs, royalty and production taxes, direct administration costs and transportation costs. Our consolidated cost of sales in the three months ended September 30, 2025 increased $473 million compared to the three months ended September 30, 2024. As a result of the Merger, the legacy Arch operations incurred cost of sales of $482 million during the three months ended September 30, 2025. Cost of sales at legacy CONSOL's PAMC and the Itmann mine decreased $15 million in the period-to-period comparison, primarily due to decreased sales tons. Cost of sales at the Baltimore Marine Terminal increased $1 million in the period-to-period comparison. See the discussion in “Operational Performance” below for further information about segment results. The remaining $5 million increase in the period-to-period comparison was the result of additional operating overhead and certain actuarial costs during the three months ended September 30, 2025.
Depreciation, Depletion and Amortization
On a consolidated basis, depreciation, depletion and amortization costs were $151 million for the three months ended September 30, 2025, compared to $53 million for the three months ended September 30, 2024, resulting in a $98 million increase. The assets acquired in the Merger resulted in an additional $93 million of depreciation, depletion and amortization expense in the three months ended September 30, 2025. See Note 2 - Merger with Arch in the Notes to the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information. The remaining increase was primarily the result of additional capital expenditures at the legacy CONSOL operations and adjustments to the Company's asset retirement obligations in the three months ended September 30, 2025, none of which were individually material.

General and Administrative Costs
On a consolidated basis, general and administrative costs were $34 million for the three months ended September 30, 2025, compared to $36 million for the three months ended September 30, 2024. The $2 million decrease in the period-to-period comparison was primarily due to non-recurring transaction costs, including fees paid to financial, legal and accounting advisors, severance and benefit costs, filing fees and debt restructuring costs, incurred during the three months ended September 30, 2024 as a result of the Merger, partially offset by increased headcount as a combined company. See Note 2 - Merger with Arch in the Notes to the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Other Operating (Expense) Income, net
Other operating (expense) income, net changed by $10 million in the period-to-period comparison due to the following items:

	Three Months Ended September 30,
	2025	2024	Variance
Royalty Income - Non-Operated Coal	$9	$7	$2
Contract Assessments	—	8	(8)
Land Holding and Administrative Costs	(10)	(2)	(8)
Other	(1)	(5)	4
Total Other Operating (Expense) Income, net	$(2)	$8	$(10)
Royalty income increased as a result of additional leased coal volumes related to overriding royalty agreements or coal reserve leases between the Company and third-party operators.
There were no contract assessments during the three months ended September 30, 2025. Contract assessment income during the three months ended September 30, 2024 was primarily the result of penalties and fees levied against customers that did not meet the purchase obligations under their contracts with the Company.
Land holding and administrative costs increased primarily due to the acquisition of various coal leases and land holdings as a result of the Merger.
Interest Expense and Interest Income
On a consolidated basis, interest expense was $11 million for the three months ended September 30, 2025, compared to $5 million for the three months ended September 30, 2024. The $6 million increase in the period-to-period comparison was primarily due to interest incurred on the WVEDA Bonds (as defined below), as well as interest incurred on additional equipment financing arrangements.
Interest income increased $3 million in the period-to-period comparison primarily as a result of increased cash and cash equivalents.
Non-Service Related Pension and Postretirement Benefit Costs
Non-service related pension and postretirement benefit costs increased $2 million in the period-to-period comparison, primarily due to the impact of changes in actuarial assumptions made at the beginning of each year and as a result of the Merger.
Operational Performance: Three Months Ended September 30, 2025 Compared with the Three Months Ended September 30, 2024
The Company consists of four reportable segments: (1) the High CV Thermal segment; (2) the Metallurgical segment; (3) the PRB segment; and (4) the Baltimore Marine Terminal segment. The High CV Thermal segment consists of the Company's Pennsylvania Mining Complex and the West Elk mine located in Colorado. The Metallurgical segment consists of the Company's Leer, Leer South, Beckley, Mountain Laurel and Itmann coal mines in West Virginia. The PRB segment consists of the Company's Black Thunder and Coal Creek surface mining complexes located in Wyoming. The Baltimore Marine Terminal segment consists of the Company's coal export terminal operations in the Port of Baltimore.

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
The Company evaluates the performance of its segments utilizing Adjusted EBITDA and various productivity metrics. Adjusted EBITDA measures the operating performance of the Company's segments and is used to allocate resources to the Company's segments. The following table presents results by reportable segment:

	Three Months Ended September 30,
	2025	2024	Variance
High CV Thermal Segment
Total Tons Produced (in millions)	7.6	7.2	0.4
Total Tons Sold (in millions)	7.2	6.8	0.4
Realized Coal Revenue per Ton Sold (1)	$59.78	$64.28	$(4.50)
Cash Cost of Coal Sold per Ton (1)	$40.53	$35.85	$4.68
Cash Margin per Ton Sold (1)	$19.25	$28.43	$(9.18)
Adjusted EBITDA (in thousands) (1)	$139,169	$196,179	$(57,010)

Metallurgical Segment
Total Tons Produced (in millions)	2.3	0.2	2.1
Total Tons Sold (in millions)	2.2	0.2	2.0
Realized Coal Revenue per Ton Sold (1)	$101.60	$149.85	$(48.25)
Cash Cost of Coal Sold per Ton (1)	$94.18	$206.71	$(112.53)
Cash Margin per Ton Sold (1)	$7.42	$(56.86)	$64.28
Adjusted EBITDA (in thousands) (1)	$17,472	$(8,635)	$26,107

PRB Segment
Total Tons Produced (in millions)	12.9	—	12.9
Total Tons Sold (in millions)	13.0	—	13.0
Realized Coal Revenue per Ton Sold (1)	$14.09	$—	$14.09
Cash Cost of Coal Sold per Ton (1)	$13.04	$—	$13.04
Cash Margin per Ton Sold (1)	$1.05	$—	$1.05
Adjusted EBITDA (in thousands) (1)	$13,591	$—	$13,591

Baltimore Marine Terminal Segment
Throughput Tons (in millions)	4.0	4.7	(0.7)
Adjusted EBITDA (in thousands) (1)	$12,152	$16,821	$(4,669)
(1) Realized coal revenue per ton sold, cash cost of coal sold per ton and cash margin per ton sold are operating ratios derived from non-GAAP financial measures, and Adjusted EBITDA is a non-GAAP financial measure. See “How We Evaluate Our Operations - Reconciliation of Non-GAAP Financial Measures” above for definitions and reconciliations of these amounts to the most directly comparable GAAP measures.
HIGH CV THERMAL SEGMENT ANALYSIS:
Adjusted EBITDA decreased $57 million in the period-to-period comparison, primarily due to reduced realization and a 0.3 million ton decrease in PAMC sales volumes quarter-over-quarter. Realized coal revenue per ton sold was negatively impacted by softened international markets, which weighed on Newcastle prices, coupled with weak demand in Europe, which weighed on API2 pricing.
METALLURGICAL SEGMENT ANALYSIS:
All Metallurgical segment operations, except Itmann, were acquired in the Merger, resulting in additional sales volumes of 2.1 million tons, realized coal revenue of $210 million and cash cost of coal sold of $191 million in the three months ended September 30, 2025. However, realized coal revenue per ton sold was significantly impacted by reduced metallurgical coal benchmark prices during the three months ended September 30, 2025, which remained challenged due to surplus production within the industry and weak demand. Adjusted EBITDA was also impacted by $18 million of costs incurred during the current quarter related to the combustion incident at the Leer South mine, offset by $19 million of insurance reimbursements.
PRB SEGMENT ANALYSIS:
The PRB segment operations were acquired in the Merger and, as such, there was no activity during the three months ended September 30, 2024. The PRB segment produced 12.9 million tons and sold 13.0 million tons in the three months ended September 30, 2025. Adjusted EBITDA was $14 million in the current quarter.
BALTIMORE MARINE TERMINAL SEGMENT ANALYSIS:
Adjusted EBITDA for the three months ended September 30, 2025 was $12 million, compared to $17 million for the three months ended September 30, 2024. Throughput volumes at the Baltimore Marine Terminal were 4.0 million tons for the three months ended September 30, 2025, compared to 4.7 million tons for the three months ended September 30, 2024. Baltimore Marine Terminal revenue was $20 million for the three months ended September 30, 2025, compared to $24 million for the three months ended September 30, 2024.
Results of Operations: Nine Months Ended September 30, 2025 Compared with the Nine Months Ended September 30, 2024
Revenues
Consolidated revenues in the nine months ended September 30, 2025 were $1,531 million higher than the nine months ended September 30, 2024. As a result of the Merger, the legacy Arch operations contributed $1,532 million of revenues in the nine months ended September 30, 2025, primarily from coal sales in the Metallurgical and PRB segments. The revenues of legacy CONSOL's PAMC increased $9 million in the period-to-period comparison, primarily due to increased sales tons. Revenues from legacy CONSOL's Itmann mine decreased $14 million in the period-to-period comparison, primarily due to reduced metallurgical coal benchmark prices. The revenues of the Baltimore Marine Terminal increased $4 million in the period-to-period comparison, primarily due to the negative impacts of the Francis Scott Key Bridge collapse during the second quarter of 2024. See the discussion in “Operational Performance” below for further information about segment results.
Cost of Sales
Our consolidated cost of sales in the nine months ended September 30, 2025 increased $1,558 million compared to the nine months ended September 30, 2024. As a result of the Merger, the legacy Arch operations incurred cost of sales of $1,495 million during the nine months ended September 30, 2025. Cost of sales at legacy CONSOL's PAMC and the Itmann mine increased $43 million in the period-to-period comparison, primarily due to increased sales tons. Cost of sales at the Baltimore Marine Terminal increased $3 million in the period-to-period comparison, primarily due to increased throughput volumes. See the discussion in “Operational Performance” below for further information about segment results. The remaining $17 million increase was the result of additional operating overhead and certain actuarial costs, as well as costs incurred at the Company's idled locations, during the nine months ended September 30, 2025.
Depreciation, Depletion and Amortization
On a consolidated basis, depreciation, depletion and amortization costs were $442 million for the nine months ended September 30, 2025, compared to $165 million for the nine months ended September 30, 2024, resulting in a $277 million increase. The assets acquired in the Merger resulted in an additional $258 million of depreciation, depletion and amortization expense in the nine months ended September 30, 2025. See Note 2 - Merger with Arch in the Notes to the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information. The remaining increase was primarily the result of additional capital expenditures at the legacy CONSOL operations and adjustments to the Company's asset retirement obligations in the nine months ended September 30, 2025, none of which were individually material.
General and Administrative Costs
On a consolidated basis, general and administrative costs were $158 million for the nine months ended September 30, 2025, compared to $78 million for the nine months ended September 30, 2024. The $81 million increase in the period-to-period comparison was primarily due to increased headcount as a combined company, an increase in long-term incentive compensation recognized in relation to award modifications due to the Merger and non-recurring transaction costs, including fees paid to financial, legal and accounting advisors, severance and benefit costs, filing fees and debt restructuring costs, as a result of the Merger. See Note 2 - Merger with Arch in the Notes to the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Other Operating (Expense) Income, net
Other operating (expense) income, net changed by $15 million in the period-to-period comparison due to the following items:

	Nine Months Ended September 30,
	2025	2024	Variance
Royalty Income - Non-Operated Coal	$23	$16	$7
Gain on Sale of Assets	6	7	(1)
Contract Assessments	—	11	(11)
Land Holding and Administrative Costs	(19)	(6)	(13)
Other	(7)	(10)	3
Total Other Operating (Expense) Income, net	$3	$18	$(15)
Royalty income increased as a result of additional leased coal volumes related to overriding royalty agreements or coal reserve leases between the Company and third-party operators.
There were no contract assessments during the nine months ended September 30, 2025. Contract assessment income during the nine months ended September 30, 2024 was primarily the result of penalties and fees levied against customers that did not meet the purchase obligations under their contracts with the Company. This amount also included partial contract buyouts that involved negotiations with customers to reduce coal quantities that they otherwise were obligated to purchase under contracts in exchange for payment of certain fees to the Company and did not impact forward contract terms.
Land holding and administrative costs increased primarily due to the acquisition of various coal leases and land holdings as a result of the Merger.
Interest Expense and Interest Income
On a consolidated basis, interest expense was $29 million for the nine months ended September 30, 2025, compared to $15 million for the nine months ended September 30, 2024. The $14 million increase in the period-to-period comparison was primarily due to interest incurred on the WVEDA Bonds, as well as interest incurred on additional equipment financing arrangements and increased fees associated with the Company's Revolving Credit Facility (as defined below) as a result of the January 2025 amendment.
Interest income increased $6 million in the period-to-period comparison primarily as a result of increased cash and cash equivalents.
Loss on Debt Extinguishment
Loss on debt extinguishment of $12 million was recognized in the nine months ended September 30, 2025 due to the amendment of the Company's Revolving Credit Facility and the refinancing of the Company's tax-exempt bonds. See Note 13 - Long-Term Debt in the Notes to the Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Non-Service Related Pension and Postretirement Benefit Costs
Non-service related pension and postretirement benefit costs increased $6 million in the period-to-period comparison, primarily due to the impact of changes in actuarial assumptions made at the beginning of each year and as a result of the Merger.

Operational Performance: Nine Months Ended September 30, 2025 Compared with the Nine Months Ended September 30, 2024
The following table presents results by reportable segment:

	Nine Months Ended September 30,
	2025	2024	Variance
High CV Thermal Segment
Total Tons Produced (in millions)	22.9	19.3	3.6
Total Tons Sold (in millions)	22.7	18.7	4.0
Realized Coal Revenue per Ton Sold (1)	$61.11	$66.39	$(5.28)
Cash Cost of Coal Sold per Ton (1)	$40.84	$38.43	$2.41
Cash Margin per Ton Sold (1)	$20.27	$27.96	$(7.69)
Adjusted EBITDA (in thousands) (1)	$460,323	$525,432	$(65,109)

Metallurgical Segment
Total Tons Produced (in millions)	6.7	0.5	6.2
Total Tons Sold (in millions)	6.8	0.5	6.3
Realized Coal Revenue per Ton Sold (1)	$101.32	$155.99	$(54.67)
Cash Cost of Coal Sold per Ton (1)	$93.67	$196.25	$(102.58)
Cash Margin per Ton Sold (1)	$7.65	$(40.26)	$47.91
Adjusted EBITDA (in thousands) (1)	$(4,813)	$(20,483)	$15,670

PRB Segment
Total Tons Produced (in millions)	36.2	—	36.2
Total Tons Sold (in millions)	36.3	—	36.3
Realized Coal Revenue per Ton Sold (1)	$14.54	$—	$14.54
Cash Cost of Coal Sold per Ton (1)	$12.99	$—	$12.99
Cash Margin per Ton Sold (1)	$1.55	$—	$1.55
Adjusted EBITDA (in thousands) (1)	$56,448	$—	$56,448

Baltimore Marine Terminal Segment
Throughput Tons (in millions)	13.2	11.5	1.7
Adjusted EBITDA (in thousands) (1)	$40,547	$40,065	$482
(1) Realized coal revenue per ton sold, cash cost of coal sold per ton and cash margin per ton sold are operating ratios derived from non-GAAP financial measures, and Adjusted EBITDA is a non-GAAP financial measure. See “How We Evaluate Our Operations - Reconciliation of Non-GAAP Financial Measures” above for definitions and reconciliations of these amounts to the most directly comparable GAAP measures.
HIGH CV THERMAL SEGMENT ANALYSIS:
Adjusted EBITDA decreased $65 million in the period-to-period comparison, primarily due to a $5.28 decrease in realized coal revenue per ton sold as international markets continued to soften, which weighed on Newcastle prices, coupled with weak demand in Europe, which weighed on API2 pricing. The reduced realization was partially offset by a 1.6 million ton increase in PAMC sales volumes year-over-year. Additionally, the West Elk mine was acquired in the Merger, which resulted in additional sales volumes of 2.4 million tons, realized coal revenue of $121 million and cash cost of coal sold of $133 million in the nine months ended September 30, 2025.
METALLURGICAL SEGMENT ANALYSIS:
All Metallurgical segment operations, except Itmann, were acquired in the Merger, resulting in additional sales volumes of 6.3 million tons, realized coal revenue of $621 million and cash cost of coal sold of $560 million in the nine months ended September 30, 2025. However, realized coal revenue per ton sold was significantly impacted by reduced metallurgical coal benchmark prices during the nine months ended September 30, 2025, which remained challenged due to surplus production within the industry and weak demand. In addition to lower realization, Adjusted EBITDA was also impacted by $76 million of costs incurred during the nine months ended September 30, 2025 related to the combustion incident at the Leer South mine, partially offset by $19 million of insurance reimbursements.
PRB SEGMENT ANALYSIS:
The PRB segment operations were acquired in the Merger, and as such, there was no activity during the nine months ended September 30, 2024. The PRB segment produced 36.2 million tons and sold 36.3 million tons in the nine months ended September 30, 2025. Adjusted EBITDA was $56 million during the nine months ended September 30, 2025.
BALTIMORE MARINE TERMINAL SEGMENT ANALYSIS:
Adjusted EBITDA for the nine months ended September 30, 2025 was $41 million, compared to $40 million for the nine months ended September 30, 2024. In 2024, throughput volumes and revenue from those volumes were interrupted until May 20, 2024 as a result of the Francis Scott Key Bridge collapse. Accordingly, throughput volumes at the Baltimore Marine Terminal were 13.2 million tons for the nine months ended September 30, 2025, compared to 11.5 million tons for the nine months ended September 30, 2024. Baltimore Marine Terminal revenue was $64 million for the nine months ended September 30, 2025, compared to $60 million for the nine months ended September 30, 2024.
Vessel access to, and export capability from, the Baltimore Marine Terminal was restricted on March 26, 2024 after the Francis Scott Key Bridge collapsed. Management worked diligently to minimize the disruption to our business and address direct and indirect impacts to the Company and its operations, including moving coal through an alternative port on the East Coast of the U.S., accelerating domestic shipments and managing ongoing expenditures. On May 20, 2024, a limited access channel in the Chesapeake Bay was opened to commercial vessel traffic and coal shipments to international markets resumed from the Baltimore Marine Terminal. The permanent 700-foot wide, 50-foot deep channel was restored and opened on June 10, 2024.
Liquidity and Capital Resources
The Company's potential sources of liquidity include cash generated from operations, cash on hand, borrowings under the Revolving Credit Facility and Receivables Financing Agreement (which are discussed and defined below) and, if necessary, the ability to issue equity or debt securities. The Company believes that cash generated from these sources, without needing to issue equity or debt securities, will be sufficient to meet its short-term working capital requirements, long-term capital expenditure requirements and debt servicing obligations, as well as to provide required letters of credit or surety bonds necessary for the Company's operations.
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
Our total liquidity as of September 30, 2025 was comprised of the following:

(in millions)	September 30, 2025
Cash and Cash Equivalents	$445
Receivables Financing Agreement - Current Availability	220
Revolving Credit Facility - Current Availability	600
Less: Letters of Credit Outstanding	(270)
Total Liquidity	$995
Events that negatively impact our operations, overall financial condition and liquidity could result in our inability to comply with the Revolving Credit Facility's financial covenants. This could limit our ability to borrow under the Revolving Credit Facility if we are unable to obtain necessary waivers or amendments. The Company expects to maintain adequate liquidity through its operating cash flow and cash and cash equivalents on hand, as well as the Revolving Credit Facility and its Receivables Financing Agreement, to fund its working capital needs and capital expenditures in the short-term and long-term.
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
The global landscape on rates and the scope of tariffs imposed on goods imported into and out of the U.S. from multiple countries around the world continues to evolve and be uncertain, as the U.S. Government continues to negotiate its position with multiple countries and across various industries and goods. While the evolving global trade landscape relating to tariffs and retaliatory trade measures imposed by other countries on U.S. goods have not yet had a significant impact on our business or results of operations as of September 30, 2025, these or additional changes in U.S. or international trade policy have increased uncertainty regarding the ultimate effect of the tariffs on economic conditions and could lead to further weakened business conditions for the coal industry.
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
At September 30, 2025, the Company had a $125 million fund in place that will cover, in part, future reclamation costs of the thermal assets in the PRB. Additionally, the Company maintains a $15 million Global Water Treatment Trust Fund that will fund future water treatment obligations in Pennsylvania, as well as replace surety bonds and related collateral requirements. The Company expects to contribute a minimum of $2 million per year to the Global Water Treatment Trust Fund. These amounts are included in Funds for Asset Retirement Obligations on the Consolidated Balance Sheets.
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
The Company participates in the United Mine Workers of America (the “UMWA”) Combined Benefit Fund and the UMWA 1992 Benefit Plan for which benefits are reflected in the Company's consolidated financial statements when paid. These benefit arrangements may result in additional liabilities that are not recognized on the Consolidated Balance Sheet at September 30, 2025. The various multi-employer benefit plans are discussed in Note 17 - Other Employee Benefit Plans in the Notes to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The Company's total contributions under the Coal Industry Retiree Health Benefit Act of 1992 were $2 million for the nine months ended September 30, 2025 and 2024. The Company also uses a combination of surety bonds, corporate guarantees and letters of credit to secure its financial obligations for employee-related, environmental, performance and various other items that are not reflected on the Consolidated Balance Sheet at September 30, 2025. Management believes these items will expire without being funded. See Note 14 - Commitments and Contingent Liabilities in the Notes to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional details of the various financial guarantees that have been issued by the Company.

Cash Flows (in millions)

	Nine Months Ended September 30,
	2025	2024	Change
Net Cash Provided by Operating Activities	$198	$355	$(157)
Net Cash Provided by (Used in) Investing Activities	$132	$(135)	$266
Net Cash Used in Financing Activities	$(166)	$(94)	$(72)
Net cash provided by operating activities decreased $157 million in the period-to-period comparison, primarily due to the payment of non-recurring Merger-related expenditures in the nine months ended September 30, 2025.
Net cash provided by (used in) investing activities changed by $266 million in the period-to-period comparison, primarily due to cash acquired via the Merger, partially offset by the purchase of Arch's tax-exempt bonds. The Company liquidated its remaining U.S. Treasury securities during the nine months ended September 30, 2025, resulting in net proceeds of $75 million. Capital expenditures increased $66 million primarily due to expenditures at the operations acquired in the Merger, partially offset by reduced equipment-related expenditures and rebuilds at the PAMC and Itmann during the nine months ended September 30, 2025.
Net cash used in financing activities increased $72 million in the period-to-period comparison. Cash outflows related to share repurchases totaled $203 million in the nine months ended September 30, 2025, compared to $71 million in the nine months ended September 30, 2024. In connection with the Merger, the Company successfully amended its Revolving Credit Facility, refinanced its tax-exempt bonds and amended the legacy Arch Securitization Facility. Proceeds of $114 million were received in connection with the bond refinancing, and fees associated with these transactions amounted to $20 million. Additionally, dividend payments increased $13 million period-over-period.
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
Borrowings under the Revolving Credit Facility bear interest at a floating rate that is, at the Company’s option, either (i) the applicable term Secured Overnight Financing Rate (“SOFR”) rate plus a SOFR adjustment of 0.10% plus an applicable margin or (ii) an alternate base rate plus an applicable margin. The applicable margin for the Revolving Credit Facility ranges from 3.00% to 3.75% (for SOFR loans) and 2.00% to 2.75% (for alternate base rate loans), depending on the total net leverage ratio.
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
The Company's first lien gross leverage ratio was 0.18 to 1.00 at September 30, 2025. The Company's total net leverage ratio was (0.04) to 1.00 at September 30, 2025. The Company's interest coverage ratio was 50.13 to 1.00 at September 30, 2025. The Company was in compliance with all covenants under the Revolving Credit Facility as of September 30, 2025.
At September 30, 2025, there were no borrowings outstanding under the Revolving Credit Facility and the facility is currently only used for providing letters of credit, with $79 million of letters of credit outstanding, leaving $521 million of unused capacity. From time to time, the Company is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies' statutes and regulations. The Company sometimes uses letters of credit to satisfy these requirements, and these letters of credit reduce the Company's borrowing facility capacity.
Receivables Financing Agreement
At September 30, 2025, certain U.S. subsidiaries of Core Natural Resources, Inc. were parties to a trade accounts receivable securitization facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable. On July 28, 2025, the Company and certain of its subsidiaries entered into (i) that certain Receivables Financing Agreement (the “Receivables Financing Agreement”), by and among Core Receivable Company, LLC, as borrower (the “Borrower”), Core Sales, LLC, as the initial servicer (the “Servicer”), PNC Bank, National Association (“PNC”), as administrative agent and LC bank, PNC Capital Markets LLC (“PNC CM”), as structuring agent, and the lenders from time to time party thereto; (ii) that certain Third Amended and Restated Sale and Contribution Agreement (the “Sale and Contribution Agreement”), by and among the Borrower, the Servicer and Arch, as transferor; (iii) that certain Third Amended and Restated Purchase and Sale Agreement (the “Purchase and Sale Agreement”), by and among Arch, the Servicer and the originators party thereto; and (iv) that certain Fifth Amended and Restated Performance Guaranty (the “Performance Guaranty” and, together with the Receivables Financing Agreement, the Sale and Contribution Agreement and the Purchase and Sale Agreement, the “Receivables Documents”). With entry into the Receivables Documents, legacy Arch’s securitization facility was amended and restated in its entirety to, among other things, consolidate facilities and extend the maturity date to July 27, 2028, and legacy CONSOL’s securitization facility was terminated effective July 28, 2025.
Pursuant to the Receivables Financing Agreement, Core Sales, LLC; Mingo Logan Coal LLC; Mountain Coal Company, L.L.C.; ICG Beckley, LLC; ICG Tygart Valley, LLC; Wolf Run Mining LLC; Thunder Basin Coal Company, L.L.C.; CONSOL Pennsylvania Coal Company LLC; CONSOL Marine Terminals LLC; and Itmann Mining Company LP, all wholly-owned subsidiaries of the Company, sell and/or contribute trade receivables to Core Receivable Company, LLC, a special purpose vehicle and wholly-owned subsidiary of the Company (“Core Receivable”). Core Receivable, in turn, pledges its interests in the receivables to PNC and/or Regions Bank, which either make loans or issue letters of credit on behalf of Core Receivable. The maximum amount of advances and letters of credit outstanding under the Receivables Financing Agreement may not exceed $250 million.
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
The Receivables Documents contain various customary representations and warranties, covenants and default provisions that provide for the termination and acceleration of the commitments and loans under the Receivables Financing Agreement in certain circumstances including, but not limited to, failure to make payments when due, breach of representation, warranty or covenant, certain insolvency events or failure to maintain the security interest in the trade receivables, and defaults under other material indebtedness. The Company guarantees the performance of the obligations of Mingo Logan Coal LLC; Mountain Coal Company, L.L.C.; ICG Beckley, LLC; ICG Tygart Valley, LLC; Wolf Run

Mining LLC; Thunder Basin Coal Company, L.L.C.; CONSOL Pennsylvania Coal Company LLC; CONSOL Marine Terminals LLC; and Itmann Mining Company LP under the securitization, and will guarantee the obligations of any additional originators or successor servicer that may become party to the Receivables Financing Agreement. However, neither the Company nor its affiliates will guarantee collectability of receivables or the creditworthiness of obligors thereunder.
At September 30, 2025, eligible accounts receivable yielded $220 million of borrowing capacity. At September 30, 2025, the Receivables Financing Agreement had no outstanding borrowings and approximately $191 million of letters of credit outstanding, leaving $29 million of unused capacity. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.
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

Material Cash Requirements
The Company expects to make the following payments in the next 12 months:
•$106 million on its long-term debt and operating and finance lease obligations, including interest;
•$72 million on its employee-related long-term liabilities, including obligations that the Company has under multi-employer plans; and
•$84 million on its environmental obligations and $163 million on its other current liabilities.
The Company believes it will be able to satisfy these material requirements with cash generated from operations, cash on hand, borrowings under the Revolving Credit Facility and Receivables Financing Agreement and, if necessary, cash generated from its ability to issue equity or debt securities.
Debt
At September 30, 2025, the Company had total long-term debt and finance lease obligations of $425 million outstanding, including the current portion of $84 million. This long-term debt consisted of:
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
•An aggregate principal amount of $73 million of various equipment financing arrangements with a weighted-average interest rate of 7.56%.
•An aggregate principal amount of $34 million of finance leases with a weighted-average interest rate of 6.77%.
•Advanced royalty commitments of $6 million with a weighted-average interest rate of 8.10% per annum.
•An aggregate principal amount of $5 million of other debt arrangements.
At September 30, 2025, the Company had no borrowings outstanding and approximately $79 million of letters of credit outstanding under the $600 million Revolving Credit Facility. At September 30, 2025, the Company had no borrowings outstanding and approximately $191 million of letters of credit outstanding under the $250 million Receivables Financing Agreement.
Stock Repurchases
On February 18, 2025, the Company's Board of Directors approved a capital return framework that involves a mix of dividends and share repurchases. The repurchase program permits the repurchase, from time to time, of the Company's outstanding shares of common stock in an aggregate amount of up to $1 billion, subject to certain covenants in the Revolving Credit Facility and the agreements relating to the Series 2025 Bonds that limit the Company's ability to repurchase shares of its common stock.
During the nine months ended September 30, 2025, the Company repurchased and retired 2,824,033 shares of the Company's common stock at an average price of $71.74 per share.
Total Equity and Dividends
Total equity attributable to the Company was $3,779 million at September 30, 2025 and $1,568 million at December 31, 2024. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Quarterly Report on Form 10-Q for additional details.

The declaration and payment of dividends by the Company is at the discretion of the Company's Board of Directors. The Revolving Credit Facility and the agreements relating to the Series 2025 Bonds include certain covenants limiting the Company's ability to declare and pay dividends.
On November 6, 2025, the Company announced a $0.10 per share dividend in an aggregate amount of approximately $5.1 million, payable on December 15, 2025 to all stockholders of record as of November 28, 2025.
Critical Accounting Estimates
The Company prepares its financial statements in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make judgments, estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There have been no material changes to the Company's critical accounting estimates from the Annual Report on Form 10-K for the year ended December 31, 2024, except as set forth below.
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
•the U.S. Government shutdown and our ability to resume operations at the Leer South mine;
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Core Natural Resources, under the supervision and with the participation of its management, including Core's principal executive officer and principal financial officer, evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, Core Natural Resources' principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2025 to ensure that information required to be disclosed by Core Natural Resources in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by Core Natural Resources in such reports is accumulated and communicated to Core's management, including Core's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
Under SEC guidelines, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year following an acquisition while integrating the acquired company. During the first quarter of 2025, we completed the Merger and began integrating the acquired assets into our internal control over financial reporting. We have excluded the acquired operations of Arch from our assessment of the Company's internal control over financial reporting but will continue to evaluate and monitor our internal control over financial reporting and will continue to evaluate the operating effectiveness of related key controls. Arch constituted approximately 51% and 49% of total revenues for the three and nine months ended September 30, 2025, respectively, and approximately 55% of total assets as of September 30, 2025.
Except as noted above, there were no changes in the Company's internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that occurred during the third quarter of 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this quarterly report, including the risk factors set forth below, you should carefully consider the factors described in “Part 1 - Item 1A. Risk Factors” of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, as updated by any subsequent Quarterly Reports on Form 10-Q. These described risks are not the only risks the Company faces. Additional risks and uncertainties not currently known to Core or that the Company currently deems to be immaterial also may materially adversely affect Core's business, results of operations, financial condition and cash flows.

The U.S. Government shutdown could delay our ability to resume operations at the Leer South mine, which could have a material adverse impact on our results of operations, financial condition and cash flows.
The Company has continued to work closely with federal and state officials on a plan to recover and reposition the longwall equipment at the Leer South mine and is currently waiting on approval of the plan by the federal Mine Safety and Health Administration. Due to the U.S. Government shutdown, approval by the Mine Safety and Health Administration has been delayed, and the timing of such approval is unclear. Our inability to resume operations at the Leer South mine as we anticipated could have a material adverse impact on our results of operations, financial condition and cash flows.
New or existing tariffs and other trade measures could adversely affect our business, results of operations, financial condition and cash flows.
New or existing tariffs and other trade measures could adversely affect our business, results of operations, financial condition and cash flows, either directly or indirectly through various adverse impacts on our significant customers. During the last several years, the U.S. Government imposed tariffs on steel and aluminum and a broad range of other products imported into the U.S. In response to the tariffs imposed by the U.S., the European Union, Canada, Mexico and China have announced tariffs on U.S. goods and services. These actions are unprecedented and have caused substantial uncertainty and volatility in financial markets. These tariffs, along with any additional tariffs or trade restrictions that may be implemented by the U.S. or retaliatory trade measures or tariffs implemented by other countries, could result in reduced economic activity, increased costs in operating our business, reduced demand and changes in purchasing behaviors for thermal and metallurgical coal, limits on trade with the U.S. or other potentially adverse economic outcomes. Changes in tariffs and trade restrictions can be announced with little or no advance notice. The adoption and expansion of tariffs or other trade restrictions, increasing trade tensions, or other changes in governmental policies related to taxes, tariffs, trade agreements or policies, are difficult to predict, which makes attendant risks difficult to anticipate and mitigate. If we are unable to navigate further changes in U.S. or international trade policy, it could have a material adverse impact on our business and results of operations. Additionally, we sell coal into the export thermal market and the export metallurgical market. Accordingly, our international sales may also be impacted by the tariffs and other restrictions on trade between the U.S. and other countries. We cannot predict further developments, and such existing or future tariffs could have a material adverse effect on our business, results of operations, financial condition and cash flows.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth repurchases of the Company's common stock during the three months ended September 30, 2025:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (000s omitted) (2)
July 1, 2025 - July 31, 2025	12,652	$66.48	12,652	$816,007	(3)
August 1, 2025 - August 31, 2025	196,138	$71.87	196,138	$801,911	(3)
September 1, 2025 - September 30, 2025	62,044	$72.55	62,044	$797,409	(3)
Total	270,834	$71.77	270,834
(1) On February 18, 2025, the Company's Board of Directors approved a capital return framework that involves a mix of dividends and share repurchases. The repurchase program permits the repurchase, from time to time, of the Company's outstanding shares of common stock in an aggregate amount of up to $1 billion, subject to certain covenants in the Revolving Credit Facility and the agreements relating to the Series 2025 Bonds that limit the Company's ability to repurchase shares of its common stock. As of November 6, 2025, approximately $797 million remained available under the stock repurchase program. The repurchases will be effected from time to time on the open market, in privately negotiated transactions or under a Rule 10b5-1 plan. The program does not obligate the Company to acquire any particular amount of its common stock, and the program can be modified or suspended at any time at the Company's discretion.
(2) Management cannot estimate the number of shares that will be repurchased because purchases are made based upon the Company's stock price, the Company's financial outlook and alternative investment options.
(3) In the three months ended September 30, 2025, the Company utilized approximately $19 million to repurchase shares of its common stock.
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
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
Our executive officers and directors may from time to time enter into plans or arrangements for the purchase or sale of our Common Stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
ITEM 6. EXHIBITS

Exhibits	Description	Method of Filing

2.1	Separation and Distribution Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.1 to Form 8-K (File No. 001-38147) filed on December 4, 2017
2.2	Tax Matters Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.2 to Form 8-K (File No. 001-38147) filed on December 4, 2017
2.3	Employee Matters Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.3 to Form 8-K (File No. 001-38147) filed on December 4, 2017
2.4	Intellectual Property Matters Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.4 to Form 8-K (File No. 001-38147) filed on December 4, 2017
2.5**	Agreement and Plan of Merger, dated as of October 22, 2020, by and among CONSOL Energy Inc., Transformer LP Holdings Inc., Transformer Merger Sub LLC, CONSOL Coal Resources LP and CONSOL Coal Resources GP LLC	Filed as Exhibit 2.1 to Form 8-K (File No. 001-38147) filed on October 23, 2020
2.6	Agreement and Plan of Merger, dated August 20, 2024, among CONSOL Energy Inc., Mountain Range Merger Sub Inc. and Arch#	Filed as Exhibit 2.1 to Form 8-K (File No. 001-38147) filed on August 21, 2024
2.7	Debtors' Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code	Filed as Exhibit 2.1 to Arch's Form 8-K (File No. 001-13105) filed on September 15, 2016
2.8	Order Confirming Debtors' Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code on September 13, 2016	Filed as Exhibit 2.2 to Arch's Form 8-K (File No. 001-13105) filed on September 15, 2016
3.1	Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to Form 8-K (File No. 001-38147) filed on December 4, 2017
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to Form 8-K (File No. 001-38147) filed on May 8, 2020

Exhibits	Description	Method of Filing

3.3	Second Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to Form 8-K (File No. 001-38147) filed on May 6, 2024
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to Form 8-K (File No. 001-38147) filed on January 15, 2025
3.5	Fourth Amended and Restated Bylaws of the Company	Filed as Exhibit 3.2 to Form 8-K (File No. 001-38147) filed on January 15, 2025
4.1	Indenture dated as of November 13, 2017 by and between CONSOL Energy Inc. (formerly known as CONSOL Mining Corporation) and UMB Bank, N.A., as Trustee and Collateral Trustee (including form of supplemental indenture on subsidiary guarantors).	Filed as Exhibit 4.1 to Form 8-K (File No. 001-38147) filed on November 15, 2017
4.2	Description of Capital Stock	Filed as Exhibit 4.2 to Form 10-K (File No. 001-38147) filed on February 20, 2025
10.1	Transition Services Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.2	CNX Resources Corporation to CONSOL Energy Inc. Trademark License Agreement dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 10.2 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.3	CONSOL Energy Inc. to CNX Resources Corporation Trademark License Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 10.3 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.4	First Amendment to Contract Agency Agreement, dated as of November 28, 2017, by and among CONSOL Energy Sales Company, CONSOL Thermal Holdings LLC (formerly known as CNX Thermal Holdings LLC) and the other parties thereto	Filed as Exhibit 10.5 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.5	First Amendment to Water Supply and Services Agreement, dated as of November 28, 2017 by and between CNX Water Assets LLC and CONSOL Thermal Holdings LLC (formerly known as CNX Thermal Holdings LLC)	Filed as Exhibit 10.6 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.6	Second Amendment to the Pennsylvania Mine Complex Operating Agreement, dated as of November 28, 2017, by and among CONSOL Pennsylvania Coal Company LLC, Conrhein Coal Company, CONSOL Thermal Holdings LLC and CONSOL Coal Resources LP	Filed as Exhibit 10.7 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.7	Credit Agreement, dated as of November 28, 2017, by and among the Company, the various financial institutions from time to time party thereto, PNC, as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC, as collateral agent for the Lenders and the other Secured Parties referred to therein#	Filed as Exhibit 10.8 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.8	Amendment No. 1, dated as of March 28, 2019, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC, as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC, as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on April 3, 2019

Exhibits	Description	Method of Filing

10.9	Amendment No. 2, dated as of June 5, 2020, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC, as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC, as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on June 11, 2020
10.10	Amendment No. 3, dated as of March 29, 2021, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC, as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC, as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on March 31, 2021
10.11	Amendment No. 4, dated as of July 18, 2022, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC, as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC, as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on July 25, 2022
10.12	Amendment No. 5, dated as of June 12, 2023, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC, as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC, as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on June 13, 2023
10.13	Amendment No. 6, dated as of January 14, 2025, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC, as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC, as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on January 15, 2025
10.14	CONSOL Energy Inc. Omnibus Performance Incentive Plan*	Filed as Exhibit 4.3 to Form S-8 (File No. 333-221727) filed on November 22, 2017
10.15	Second Amendment and Restatement of Master Cooperation and Safety Agreement by and among CONSOL Energy Inc., CNX Gas Company LLC, CNX Resources Holdings LLC and certain other parties thereto	Filed as Exhibit 10.5 to Form 10-12B/A (File No. 001-38147) filed on October 27, 2017
10.16	Coal Lease Agreement dated as of March 31, 1992, among Allegheny Land Company, as lessee, and UAC and Phoenix Coal Corporation, as lessors, and related guarantee	Filed by Ashland Coal, Inc. on Form 8-K on April 6, 1992
10.17	Federal Coal Lease dated as of January 24, 1996 between the U.S. Department of the Interior and the Thunder Basin Coal Company	Filed as Exhibit 10.20 to Arch's Form 10-K (File No. 001-13105) for the year ended December 31, 1998 filed on March 2, 1999
10.18	Federal Coal Lease dated as of November 1, 1967 between the U.S. Department of the Interior and the Thunder Basin Coal Company	Filed as Exhibit 10.21 to Arch's Form 10-K (File No. 001-13105) for the year ended December 31, 1998 filed on March 2, 1999

Exhibits	Description	Method of Filing

10.19	Federal Coal Lease effective as of June 9, 1995 between the U.S. Department of the Interior and Mountain Coal Company	Filed as Exhibit 10.22 to Arch's' Form 10-K (File No. 001-13105) for the year ended December 31, 1998 filed on March 2, 1999
10.20	Federal Coal Lease dated as of January 1, 1999 between the U.S. Department of the Interior and Ark Land Company	Filed as Exhibit 10.23 to Arch's Form 10-K (File No. 001-13105) for the year ended December 31, 1998 filed on March 2, 1999
10.21	Federal Coal Lease effective as of March 1, 2005 by and between the United States of America and Ark Land LT, Inc. covering the tract of land known as “Little Thunder” in Campbell County, Wyoming	Filed as Exhibit 99.1 to Arch's Form 8-K (File No. 001-13105) filed on February 10, 2005
10.22	Modified Coal Lease (WYW71692) executed January 1, 2003 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Rochelle” in Campbell County, Wyoming	Filed as Exhibit 10.24 to Arch's Form 10-K (File No. 001-13105) for the year ended December 31, 2004 filed on March 11, 2005
10.23	Coal Lease (WYW127221) executed January 1, 1998 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Roundup” in Campbell County, Wyoming	Filed as Exhibit 10.25 to Arch's Form 10-K (File No. 001-13105) for the year ended December 31, 2004 filed on March 11, 2005
10.24	CONSOL Energy Inc. Deferred Compensation Plan for Non-Employee Directors*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on November 1, 2018
10.25	Employment Agreement of James A. Brock*	Filed as Exhibit 10.1 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.26	Change in Control Severance Agreement for Martha A. Wiegand*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.27	Change in Control Severance Agreement for Kurt Salvatori*	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.28	Change in Control Severance Agreement for John Rothka*	Filed as Exhibit 10.6 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.29	Form of Employment Agreement for Executive Officers of Arch and assumed by Core*	Filed as Exhibit 10.4 of Arch's Form 10-K (File No. 001-13105) for the year ended December 31, 2011 filed on February 29, 2012
10.30	Form Notice of Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.7 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.31	Form Notice of Performance-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.8 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.32	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Spin Recognition (Non-Employee Director)*	Filed as Exhibit 10.9 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.33	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Spin Recognition*	Filed as Exhibit 10.10 to Form 10-Q (File No. 001-38147) filed on May 3, 2018

Exhibits	Description	Method of Filing

10.34	Form Notice of Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on May 8, 2019
10.35	Form Notice of Performance-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on May 8, 2019
10.36	Change in Control Severance Agreement for Miteshkumar Thakkar*	Filed as Exhibit 10.30 to Form 10-K (File No. 001-38147) filed on February 11, 2022
10.37	Form of Notice of Restricted Stock Unit Award Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on May 11, 2020
10.38	Form of Notice of Performance-Based Restricted Stock Unit Award Terms and Conditions for James A. Brock*#	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on May 11, 2020
10.39	Form of Notice of Performance-Based Cash Award*#	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on May 11, 2020
10.40	CONSOL Energy Inc. 2020 Amended and Restated Omnibus Performance Incentive Plan*	Filed as Exhibit 4.4 to Registration Statement on Form S-8 (file No. 333-238173) filed on May 11, 2020
10.41	Form of Notice of Restricted Stock Unit Award Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on August 10, 2020
10.42	Form Notice of Performance-based Cash Award and Terms and Conditions*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on May 4, 2021
10.43	Form Notice of Performance-based Market Share Units Award and Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on May 4, 2021
10.44	Form of Notice of Restricted Stock Unit Award Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.1 to Form 10-Q (File No. 001-38147) filed on August 3, 2021
10.45	Support Agreement, dated as of October 22, 2020, by and among CONSOL Energy Inc. and CONSOL Coal Resources LP	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on October 23, 2020
10.46	Amendment to CONSOL Energy Inc. 2020 Amended and Restated Omnibus Performance Incentive Plan, effective as of December 30, 2020 (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 filed on December 31, 2020)	Filed as Exhibit 4.5 to Form S-8 (File No. 001-38147) filed on December 31, 2020
10.47	First Amendment to Employment Agreement of James A. Brock*	Filed as Exhibit 10.45 to Form 10-K (File No. 001-38147) filed on February 12, 2021
10.48	Second Amendment to Employment Agreement of James A. Brock*	Filed as Exhibit 10.44 to Form 10-K (File No. 001-38147) filed on February 11, 2022
10.49	Form of Notice of Restricted Stock Unit Award Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on August 4, 2022
10.50	Form Notice of Performance Based Cash Award and Terms and Conditions*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on May 3, 2022

Exhibits	Description	Method of Filing

10.51	Form Notice of Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on May 3, 2022
10.52	2022 Executive Short-Term Incentive Program Terms and Conditions*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on May 3, 2022
10.53	Third Amendment to Employment Agreement of James A. Brock*	Filed as Exhibit 10.52 to Form 10-K (File No. 001-38147) filed on February 10, 2023
10.54	Change in Control Severance Agreement for Miteshkumar Thakkar*	Filed as Exhibit 10.53 to Form 10-K (File No. 001-38147) filed on February 10, 2023
10.55	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on August 8, 2023
10.56	Form Notice of Performance-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on August 8, 2023
10.57	Form Notice of Service-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on August 8, 2023
10.58	2023 Executive Short-Term Incentive Program Terms and Conditions*	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on August 8, 2023
10.59	Form Notice of Performance-based Restricted Stock Unit Award Terms and Conditions*	Filed as Exhibit 10.1 to Form 10-Q (File No. 001-38147) filed on May 7, 2024
10.60	Form Notice of Service-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on May 7, 2024
10.61	2024 Executive Short-Term Incentive Program Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on May 7, 2024
10.62	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.1 to Form 10-Q (File No. 001-38147) filed on August 8, 2024
10.63	Waiver, Acknowledgement and Amendment, dated August 20, 2024, by and between CONSOL Energy Inc. and James A. Brock	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on August 21, 2024
10.64	Separation of Employment and General Release Agreement, by and between the Company and Martha A. Wiegand	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on November 12, 2024
10.65	Form of Indemnification and Advancement Agreement	Filed as Exhibit 10.3 to Form 8-K (File No. 001-38147) filed on January 15, 2025
10.66	Form of Performance Restricted Stock Unit Award Agreement (Executive 2025 Annual Award)*	Filed as Exhibit 10.96 to Form 10-Q (File No. 001-38147) filed on May 8, 2025
10.67	Form of Restricted Stock Unit Award Agreement (Executive 2025 Annual Award)*	Filed as Exhibit 10.97 to Form 10-Q (File No. 001-38147) filed on May 8, 2025

Exhibits	Description	Method of Filing

10.68	Form of Performance Restricted Stock Unit Award Agreement (Executive Start-Up Grant)*	Filed as Exhibit 10.98 to Form 10-Q (File No. 001-38147) filed on May 8, 2025
10.69	Form of Restricted Stock Unit Award Agreement (Executive Start-Up Grant)*	Filed as Exhibit 10.99 to Form 10-Q (File No. 001-38147) filed on May 8, 2025
10.70	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors 2025 Annual Award and Start-Up Grant)*	Filed as Exhibit 10.100 to Form 10-Q (File No. 001-38147) filed on May 8, 2025
10.71	Receivables Financing Agreement, dated as of July 28, 2025, by and among Core Receivable Company, LLC, as borrower, Core Sales, LLC, as the initial servicer, PNC, as administrative agent and LC bank, PNC CM, as structuring agent, and the lenders from time to time party thereto#^	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on July 31, 2025
10.72	Third Amended and Restated Sale and Contribution Agreement, dated as of July 28, 2025, by and among Core Receivable Company, LLC, Core Sales, LLC, as the initial servicer, and Arch as transferor#	Filed as Exhibit 10.2 to Form 8-K (File No. 001-38147) filed on July 31, 2025
10.73	Third Amended and Restated Purchase and Sale Agreement, dated as of July 28, 2025, by and among Arch, as buyer, Core Sales, LLC, as the initial servicer, and the originators party thereto#	Filed as Exhibit 10.3 to Form 8-K (File No. 001-38147) filed on July 31, 2025
10.74	Fifth Amended and Restated Performance Guaranty, dated as of July 28, 2025, by Core in favor of PNC for the benefit of the secured parties under the Receivables Financing Agreement#	Filed as Exhibit 10.4 to Form 8-K (File No. 001-38147) filed on July 31, 2025
10.75	Separation and Release Agreement, by and between the Company and Paul Lang	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
95	Mine Safety and Health Administration Safety Data	Filed herewith
101	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2025, furnished in Inline XBRL)	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL)	Contained in Exhibit 101
* Indicates management contract or compensatory plan or arrangement.
** The schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.
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

CORE NATURAL RESOURCES, INC.

November 6, 2025	By:	/s/ JAMES A. BROCK
James A. Brock
Chairman, Chief Executive Officer (Principal Executive Officer)

November 6, 2025	By:	/s/ MITESHKUMAR B. THAKKAR
Miteshkumar B. Thakkar
Chief Financial Officer and President (Principal Financial Officer)

November 6, 2025	By:	/s/ JOHN M. ROTHKA
John M. Rothka
Chief Accounting Officer (Principal Accounting Officer)