Form 10-K
period 2025-12-31
Core Natural Resources, Inc.
filed 2026-02-17
CIK 1710366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate value of common stock held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $3,514,239,816 as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, based on the reported closing price of the common stock as reported on The New York Stock Exchange on such date.
The number of shares outstanding of the registrant’s common stock as of January 30, 2026 was 50,979,544 shares.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of Core Natural Resources, Inc.’s Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed within 120 days of the end of the registrant’s fiscal year are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

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
The information set forth herein does not include the results of operations or cash flows of Arch prior to January 14, 2025. Accordingly, unless otherwise specifically noted, references herein to “Core Natural Resources,” “Core,” “we,” “our,” “us,” “our Company” and “the Company” refer only to Core and its subsidiaries and do not include Arch and its subsidiaries prior to the Merger. See Note 2—Merger with Arch for further discussion of the unaudited pro forma information.
Important Definitions Referenced in this Annual Report on Form 10-K
•“Core Natural Resources,” “Core,” “we,” “our,” “us,” “our Company” and “the Company” refer to Core Natural Resources, Inc. (formerly known as CONSOL Energy Inc. before the effective time of the Merger) and its subsidiaries;
•“Arch” refers to Arch Resources, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company following the Merger;
•“Beckley” refers to the Company’s Low-Vol metallurgical mining complex located in Raleigh County, West Virginia;
•“Black Thunder” refers to the Company’s sub-bituminous thermal surface mining complex located in Campbell County, Wyoming;
•“Btu” refers to one British thermal unit;
•“Coal Creek” refers to the Company’s sub-bituminous thermal surface mining complex located in Campbell County, Wyoming;
•“coal reserves” refer to the Company’s proven and probable coal reserves as defined by Section 1300 et. seq. of Regulation S-K that could be economically mineable, after taking into account modifying factors, including mining recovery and preparation plant yield;
•“Core Marine Terminal” refers to the Company’s terminal operations located in the Port of Baltimore, Maryland;
•“Dominion Terminal” refers to the ground storage-to-vessel coal transloading facility in Newport News, Virginia operated by DTA;
•“DTA” refers to Dominion Terminal Associates LLP, a limited liability partnership, in which the Company owns a 35% interest;
•“former parent” refers to CNX Resources Corporation and its consolidated subsidiaries;
•“Greenfield Reserves and Resources” refer to those undeveloped reserves and resources owned by the Company in the Northern Appalachian, Central Appalachian, Illinois and Powder River basins that are not associated with active mining complexes;
•“Itmann” refers to the Company’s Low-Vol metallurgical mining complex located in Wyoming County, West Virginia;
•“Leer” refers to the Company’s High-Vol metallurgical mining complex located in Taylor County, West Virginia;

•“Leer South” refers to the Company’s High-Vol metallurgical mining complex located in Barbour County, West Virginia;
•“Leer West” refers to the Company’s High-Vol metallurgical mining project located in Barbour County, West Virginia (collectively with Leer and Leer South, the “Leer Complex”);
•“Merger” refers to the Company’s all-stock merger of equals transaction with Arch that closed on January 14, 2025;
•“Merger Agreement” refers to the Agreement and Plan of Merger, dated as of August 20, 2024, by and among the Company, Merger Sub and Arch;
•“mmBtu” refers to one million British thermal units;
•“Mountain Laurel” refers to the Company’s High-Vol metallurgical mining complex located in Logan County and Boone County, West Virginia;
•“Pennsylvania Mining Complex” or “PAMC” refers to the Company’s Bailey, Enlow Fork and Harvey high calorific value thermal coal mines, and the Central Preparation Plant serving those mines, located in southwestern Pennsylvania and northern West Virginia; and
•“West Elk” refers to the Company’s high calorific value thermal mining complex located in Gunnison County, Colorado.

FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K (“Report”) are “forward-looking statements” within the meaning of the federal securities laws. With the exception of historical matters, the matters discussed in this Report are forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involve risks and uncertainties that could cause actual results and outcomes to differ materially from results expressed in or implied by our forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” “would,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this Report speak only as of the date of this Report. We disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
•deterioration in economic conditions or changes in consumption patterns of our customers may decrease demand for our products, impair our ability to collect customer receivables and impair our ability to access capital;
•volatility and wide fluctuation in coal prices based upon a number of factors beyond our control;
•an extended decline in the prices we receive for our coal;
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
•decreases in coal consumption patterns for steel production, electric power generation and industrial applications;
•the availability and reliability of transportation facilities and other systems that deliver our coal to market and fluctuations in transportation costs;
•a loss of our competitive position;
•inflation that could result in higher costs and decreased profitability;
•foreign currency fluctuations that could adversely affect the competitiveness of our coal abroad;
•risks related to the fact that a significant portion of our production is sold in international markets (and may grow) and our compliance with export control and anti-corruption laws;
•coal users switching to other fuels in order to comply with various environmental standards related to coal combustion emissions;
•the impact of current and future regulations to address climate change, the discharge, disposal and clean-up of hazardous substances and wastes and employee health and safety on our operating costs as well as on the market for coal;
•the risks inherent in coal operations, including being subject to unexpected disruptions caused by adverse geological conditions, equipment failure, delays in moving longwall equipment, railroad derailments or strikes, security breaches or terroristic acts and other hazards, delays in the completion of significant construction or repair of equipment, fires, explosions, seismic activities, accidents and weather conditions;
•failure to obtain or renew surety bonds, letters of credit or insurance coverages on acceptable terms;
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
•our inability to find suitable joint venture partners, acquisition targets or similar investments or integrating the operations of future acquisitions or investments into our operations;
•obtaining, maintaining and renewing government permits and approvals for our coal operations;
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

ITEM 1.    BUSINESS
General
We are a world-class producer and exporter of high-quality, low-cost coals, including metallurgical and thermal coals. We play an essential role in meeting the world’s growing need for energy, steel, cement and other infrastructure solutions. Our products have global access due to our ownership interests in two marine export terminals and access to several other third-party owned terminals.
We and our predecessors have been mining coal, primarily in the Appalachian Basin, since 1864. The Company was incorporated in Delaware on June 21, 2017 and became an independent, publicly-traded company on November 28, 2017 when our former parent separated its coal business and natural gas business into two independently traded public companies. We began regular-way trading under the name CONSOL Energy Inc. and ticker symbol CEIX on the New York Stock Exchange on November 29, 2017.
On January 14, 2025, we completed our all-stock merger of equals transaction with Arch pursuant to the Merger Agreement announced on August 21, 2024. Additionally, pursuant to the Merger Agreement, the Company was renamed “Core Natural Resources, Inc.” and began trading under the ticker symbol “CNR” on January 15, 2025.
The address of our principal executive offices is 275 Technology Drive, Suite 101, Canonsburg, Pennsylvania 15317. We maintain a website at http://www.corenaturalresources.com/. The information contained in or connected to the website will not be deemed to be incorporated in this Report, and you should not rely on any such information in making an investment decision.
All dollar amounts discussed in this section are in millions of U.S. dollars, except for per share amounts, and unless otherwise indicated.
Our Mission
The Company’s mission is to become the world’s leading provider of essential coal-based natural resources in support of human progress. We are committed to providing essential coal-based products necessary for infrastructure development, urbanization, transportation and reliable and affordable electric power generation. In doing so, we enable global prosperity and enhance the quality of life for people around the world. We are dedicated to the responsible utilization of vital natural resources, and we are committed to safe and sustainable practices that aim to reduce our environmental footprint, enhance our operations and create opportunities for our business and stakeholders. Our values of safety and compliance, continuous improvement and financial performance are the foundation of the Company’s identity and are the basis for how management defines continued success. We believe the Company’s rich resource base, coupled with our key values, will allow management to create long-term value for its stakeholders. We believe that the use of coal in industrial applications, including but not limited to the steel-making process, and as a fuel source for electricity will continue for many years.
Our Strategy
The Company continues to be focused on driving long-term value for its stakeholders and maximizing cash flow generation through the safe, compliant and efficient operation of our business, while maintaining a strong balance sheet and liquidity, returning capital through share repurchases and/or dividends and, when prudent, allocating capital toward compelling growth, diversification and innovation opportunities.
The Merger furthers this vision by combining best-in-sector metallurgical and thermal coal operating platforms anchored by high-quality, low-cost, long-lived longwall coal-mining assets. The Company has broad and diverse assets that produce coal with qualities and blends capable of serving multiple growth markets and geographies. In addition, the Company has strong North American logistics capabilities as well as export capabilities through ownership interests in two East Coast terminals and longstanding relationships with West Coast and Gulf Coast ports. The Company believes that the Merger will provide ongoing cash generation through a strong contracted thermal coal position coupled with meaningful opportunities across its metallurgical coal platform. The Company has the potential to return significant capital to stockholders while simultaneously making strategic investments in innovation and growth.
Leverage Our Low-Cost Assets and Diverse Product Qualities to Access Growing Export Metallurgical and Industrial Markets while Preserving the Revenue Visibility Provided by Coal Sales to Rail-Served Power Plants in Strategic Markets
We plan to minimize our market risk and maximize realizations by continuing to focus on placing a significant portion of our production in the export markets where we sell to metallurgical, industrial and electric power generation end-users. This approach provides us pricing upside when markets are strong and with volume stability when markets are weak. The Company has broad and diverse assets that produce coal with qualities and blends capable of serving multiple growth markets and geographies. In addition, the Company has strong North American logistics and export capabilities through ownership interests in two East Coast terminals and longstanding relationships with West Coast and Gulf Coast ports.
Prior to the Merger, approximately 57% of the Company’s 2024 sales tons were sold to export markets and 43% were sold to domestic customers. Of the 2024 sales tons, 49% were sold in the electric power generation market, 33% were sold in the industrial market and 18% were sold in the metallurgical market. After the Merger, approximately 28% of the Company’s 2025 sales tons were sold to export markets and 72% were sold to domestic customers. Of the 2025 sales tons, 73% were sold in the electric power generation market, 16% were sold in the industrial market and 11% were sold in the metallurgical market.
The rapid expansion of artificial intelligence and the construction of new data centers are driving a significant increase in global power demand, which presents a unique opportunity for the Company to benefit, as data centers require reliable and substantial sources of electricity to operate efficiently. As more data centers are built to support the growing needs of artificial intelligence technologies, the Company is positioned to pivot its production to meet increased coal demand.
Drive Operational Excellence through Safety and Compliance, Continuous Improvement and Financial Performance
We continue to focus on our values of safety and compliance, continuous improvement and financial performance. Following the Merger, our 2025 average lost-time incident rate was more than 2.3 times better than the industry average (based on preliminary underground and surface bituminous mining industry averages through June 30, 2025). We believe that our focus on safety and compliance promotes greater reliability in our operations, which fosters long-term customer relationships and lower operating costs that support higher margins. We intend to continue to grow the economic competitiveness of our operations by proactively identifying, pursuing and implementing efficiency improvements and new technologies that can drive down unit costs without compromising safety or compliance.
Preserve and Increase Cash Generation
The Company has generated significant cash provided by operating activities since becoming a publicly-traded company. We believe that the Company will continue to generate significant cash provided by operating activities across a range of market environments through the combination of revenue from contracted thermal coal production and sales, coupled with a strong metallurgical coal platform. The Company’s diversified exposure to different coal types also enhances its ability to provide a more consistent capital allocation strategy aimed at enhancing stockholder value creation.
Maintain Liquidity and Ability to Access Capital Markets
We constantly seek to improve our ability to access capital markets to provide additional funds, if needed, to grow our business and fund capital expenditures. We believe that our Company can access capital markets to raise debt and equity financing from time to time depending on the market conditions.
On January 14, 2025, and in connection with the Merger, the Company entered into an amendment to its existing Revolving Credit Facility (as defined in Item 1A of this Report). The amendment increased the aggregate revolving commitments from $355 million to $600 million and extended the maturity date of the facility to April 30, 2029, provided that, under specified conditions, the maturity of the Revolving Credit Facility may be earlier. The Revolving Credit Facility now includes participation from 22 banks, including nine new lenders, and 37% of the total commitments came from new lenders, while 63% were from existing lenders. Additionally, the Company reduced the applicable interest rate margin by 75 basis points while further enhancing financial flexibility.
In addition, on January 14, 2025, and in connection with the Merger, a subsidiary of Arch, Arch Receivable Company, LLC, as seller, and another subsidiary of Arch, Arch Coal Sales Company, Inc., as initial servicer, amended Arch’s receivables purchase agreement, which supports the issuance of letters of credit and requests for cash advances. The amendment permits the receivables purchase agreement to remain outstanding following consummation of the Merger, including by amending the change of control provisions thereunder. On July 28, 2025, the Company amended and restated legacy Arch’s securitization facility in its entirety to, among other things, consolidate facilities, extend the maturity date to July 27, 2028 and simultaneously terminate legacy CONSOL’s securitization facility.
Also, the Company has successfully accessed the tax-free municipal bond markets. On March 27, 2025, the Company successfully refinanced its Series 2025 Bonds (as defined in Item 1A of this Report) totaling $307 million at favorable rates while also extending the maturity to initial terms of ten years. Thirty-nine institutional investors participated in the transactions, which were more than six times oversubscribed on a cumulative basis.
Selectively Grow our Business to Maximize Stockholder Value by Capitalizing on Synergies with our Assets and Expertise
We plan to judiciously direct the cash generated by our operations toward those opportunities that create value for our stockholders, balancing shareholder returns with investments that leverage synergies with our asset base or the expertise of our management team. To that end, we intend to evaluate opportunities both for organic growth and for acquisitions, joint ventures and other business arrangements that complement our operations. For example, we are actively engaged in continuous improvement or research and development projects to improve the productivity of our mining operations through the use of technology, automation, data visualization and analytics.
Our management team has extensive experience in developing, operating and marketing a wide variety of coal and coal-related assets and, we believe, is well qualified to evaluate organic and external growth opportunities. We plan to carefully weigh capital investment decisions against alternate uses of the cash to help ensure we are delivering value to our stockholders.
The Company is also evaluating selective opportunities in critical minerals and advanced materials that leverage our extensive geological, mining, processing, technical and logistics expertise. These initiatives are intended to complement our existing coal asset portfolio and support long-term diversification, particularly in markets aligned with infrastructure development, advanced manufacturing, energy security and national strategic priorities. Rare earth elements (“REEs”), including but not limited to neodymium, praseodymium, dysprosium and terbium, are essential inputs for permanent magnets, electric vehicles, renewable energy systems, aerospace applications and defense technologies. The Company is assessing potential pathways to participate in portions of the rare earth value chain, including resource evaluation, recovery from coal-related feedstocks or waste streams, beneficiation and downstream processing technologies. These efforts are in early-stage evaluation and research phases and may include internal development, partnerships with academic institutions, government agencies, or third parties and potential strategic investments or joint ventures. Any such activities would be pursued in a disciplined manner, consistent with our capital allocation framework, environmental and safety standards and focus on generating long-term stockholder value. At this time, the Company has not recognized any material rare earth mineral reserves or resources under applicable Securities and Exchange Commission (“SEC”) reporting standards. The Company believes that its history and experience in large-scale resource extraction, materials handling, processing and compliance, together with its existing innovation platform, positions it to responsibly evaluate critical mineral opportunities as market conditions, technology readiness and regulatory frameworks continue to evolve.
We are also pursuing a variety of alternative and innovative uses of coal to diversify our business. These activities are led by CONSOL Innovations LLC (“Innovations”), our wholly-owned subsidiary with operations located in Triadelphia, WV, which is focused on creating long-term growth and diversification opportunities through sustainable innovations in the carbon products and materials and carbon management markets. For example, in 2022, we acquired the remaining equity stake in CFOAM Corp. (“CFOAM”), which manufactures high-performance carbon foam products from coal that can be used in the aerospace, military, industrial and commercial product markets. In 2023, we acquired the assets of Touchstone Advanced Composites (“TAC”), an innovative composite tooling supplier for the aerospace industry that uses our CFOAM product. Also in 2023, we expanded our research and development activities that are focused on using coal and coal mining/preparation plant waste streams for battery applications, including the development of battery anode materials, through an initial investment in C-BATT Innovations LLC (“C-BATT”). In 2024, we installed approximately 2,500 linear feet of our coal plastic composite decking product across several applications and entered aerospace parts manufacturing with the sale of our first TAC-manufactured parts. Additionally, two projects supported by our Innovations team were included on Time Magazine’s list of the 200 best inventions of 2024. In 2025, we continued to expand our aerospace parts manufacturing capabilities at TAC, became the majority owner of C-BATT and received a grant award from the Ohio Department of Development to help develop the first commercial-scale coal plastic composite deck board manufacturing line.
We also continue to partner with the U.S. Department of Energy (“DOE”) and certain industry and academic partners on several projects that are aligned with Innovations’ focus areas. Our DOE-sponsored REMEDY project seeks to develop an efficient, safe and cost-effective technology for mitigation of mine ventilation air methane that, if successful, could have broader market applicability.

Our Competitive Strengths
We believe we are well-positioned to successfully execute our business strategies because of the following competitive strengths:
World-Class, Well-Capitalized, Low-Cost Longwall Mining Complexes
Based on production per employee, the PAMC is a productive and efficient coal mining complex in the Northern Appalachian Basin (“NAPP”), averaging 7.45 tons of coal production per employee hour in 2025. We believe our substantial capital investment in the PAMC will enable us to maintain high production volumes, low operating costs and a strong safety and environmental compliance record, which we believe are key to supporting stable financial performance and cash flows throughout business and commodity price cycles.
Additionally, the Leer Complex longwall mines acquired through the Merger anchor our large-scale, first-quartile metallurgical franchise. The Leer Complex mines consistently rank among the lowest-cost U.S. metallurgical mines and produce a product quality that we believe is recognized and sought-after worldwide. These modern mines maintain a strong safety and environmental compliance record.
Extensive, High-Quality Reserve Base
The PAMC has extensive, high-quality reserves of bituminous coal. We mine our reserves from the Pittsburgh No. 8 Coal Seam, which is a large contiguous formation of high-Btu coal that is ideal for high-productivity, low-cost longwall operations. As of December 31, 2025, the PAMC included 529.0 million tons of recoverable coal reserves that are sufficient to support approximately 20 years of full-capacity production, based on our current estimates. The advantageous qualities of this product enable us to compete for demand from a broad range of the global industrial and electric power generation markets. In addition to the substantial reserve base associated with the PAMC, our Leer Complex includes 170.2 million tons of recoverable coal reserves that are sufficient to support more than 30 years of full-capacity production, based on our current estimates, and this product is highly desirable for use in the global steel industry. Our remaining thermal and metallurgical reserves and resources provide additional optionality for organic growth or monetization as market conditions allow.
Strategically Located Advanced Distribution Capabilities and Access to Key Logistics Infrastructure
The Company’s logistics capabilities, anchored by terminal ownership, dual rail access, geographic diversity and advanced loadout infrastructure, constitute a core strategic advantage. These assets enable the Company to reliably deliver large volumes of coal to a global customer base, optimize costs and flexibly respond to shifting market dynamics, securing its position as a leading, resilient supplier in the coal industry.
The Company wholly owns the Core Marine Terminal, which is the only major East Coast coal terminal served by both Norfolk Southern and CSX railroads. It has a storage capacity of 1.1 million tons and a throughput capacity of approximately 20 million tons per year, primarily serving international customers. The Company also has access to the Dominion Terminal in Newport News, Virginia, operated by DTA, in which the Company holds a 35% interest, which has a 20-million-ton annual throughput and 1.7 million tons of ground storage, serving principally international customers.
Core’s Eastern mining complexes are directly served by Norfolk Southern and CSX, providing flexible and cost-effective access to major U.S. power plants and export terminals. Core’s Western operations (i.e., Black Thunder, Coal Creek, and West Elk) are connected to Burlington Northern Santa Fe and Union Pacific railroads, enabling efficient delivery to both domestic and export markets.
The Company’s mines are strategically located in Pennsylvania, West Virginia, Wyoming and Colorado, allowing it to serve a broad range of markets and customers with varying coal quality requirements. The proximity to both East and West Coast ports, as well as Gulf Coast connections, enhances export flexibility, reduces transportation costs and provides blending capabilities at terminals providing tailored coal products to customer specifications, thus increasing marketability.
Strong, Well-Established Customer Base Supporting Contractual Volumes
We have a well-established and diverse customer base, comprised of both domestic and international industrial customers, metallurgical end-users and electric-power-producing companies. We have had success entering into multi-year coal sales agreements with our customers due to our longstanding relationships, reliability of production and delivery, competitive pricing and high coal quality. Approximately 95% of our sales in 2025 were to customers that were in both our and Arch’s 2024 portfolio.

We also have a growing international customer base due to favorable access to seaborne coal markets and our strong relationships with leading coal trading, brokering and international coal end-users. We have grown our exports of coal to the seaborne markets to 24.5 million tons (or approximately 62% of our annual high calorific value and metallurgical sales volume) in 2025 as a result of both growing our existing export business as well as the result of the Merger.
Highly-Experienced Management and Operating Teams
The Company is led by a proven and highly-experienced management team that combines the strengths and capabilities of both companies. Our management team is overseen by an experienced, majority-independent board of directors, currently comprised of six directors with a broad range of skills and experiences. Our management and operating teams have (i) significant expertise owning, developing and managing complex thermal and metallurgical coal mining operations, (ii) valuable relationships with customers, railroads and other participants across the coal industry, (iii) technical wherewithal and demonstrated success in developing new applications and customers for our coal products in industrial, metallurgical and electric power generation markets and (iv) a proven track record of successfully financing, building, enhancing and managing coal assets in a reliable and cost-effective manner throughout all parts of the commodity price cycles. We intend to leverage these qualities to continue to successfully develop our coal mining assets while efficiently and flexibly managing our operations to maximize operating cash flow and innovating to create long-term growth and diversification opportunities.
Focus on Free Cash Flow Generation Supported by Strong Margins and Optimized Production Levels
We intend to continue our focus on maintaining strong margins that drive generation of free cash flow by optimizing production from our high-quality reserves and leveraging our extensive logistics infrastructure and broad market reach. The Company has broad and diverse assets that produce coal with qualities and blends capable of serving multiple growth markets and geographies. To complement its coal portfolio, the Company has strong North American logistics and export capabilities through ownership interests in two East Coast terminals and longstanding relationships with West Coast and Gulf Coast ports. We believe that the Company is well-positioned from the Merger to provide ongoing cash generation through a strong contracted thermal coal position, coupled with meaningful opportunities through its expanded metallurgical coal platform.
For example, the PAMC’s low-cost structure, high-quality product, favorable access to rail and port infrastructure and diverse customer base allow it to move large volumes of coal at positive cash margins throughout a variety of market conditions and into multiple end-use markets. Additionally, the Leer Complex mines consistently rank among the lowest-cost U.S. metallurgical mines and produce a product quality that is recognized and sought-after worldwide. The Leer Complex is complemented by the Beckley, Mountain Laurel and Itmann continuous miner mines, which in aggregate provide us with a full suite of high-quality metallurgical products for sale into the global and domestic metallurgical markets. Additionally, the locations of our thermal mines in the Eastern and Western U.S. enable us to ship coal to most of the major domestic coal-fired power plants. Furthermore, our ability to enter into multi-year contracts with our longstanding customer base, as well as strategic industrial export customers, will enhance our ability to generate high margins in varied commodity price environments.
Principal Properties
Our significant tangible assets are the PAMC, the Leer Complex and the Core Marine Terminal, which have consistently generated strong free cash flows. As of December 31, 2025, the PAMC controlled 529.0 million tons of high-quality Pittsburgh seam reserves, enough to allow for an equivalent of approximately 20 years of full-capacity production, based on our current estimates. As of December 31, 2025, the Leer Complex included 170.2 million tons of recoverable coal reserves that are sufficient to support an equivalent of more than 30 years of full-capacity production, based on our current estimates.
After the Merger, our presence in the metallurgical coal market includes two longwall mines in the Leer Complex and three continuous miner mines, Beckley, Mountain Laurel and Itmann, all of which are in West Virginia. These mines produce a premium metallurgical product used in the global steel industry. We also operate thermal mines, including the PAMC, in Pennsylvania, Black Thunder and Coal Creek, in the PRB, as well as West Elk, in Colorado. The PRB mines produce thermal coal for sale into domestic and international markets. The PAMC and West Elk mines produce a high-quality, high calorific value thermal product that can compete effectively in seaborne markets where thermal coal demand remains robust. The Merger has also enabled the Company to gain access to a second export terminal, the Dominion Terminal, operated by DTA, in which the Company owns a 35% interest, on the U.S. Eastern seaboard, as well as strategic connectivity to ports on the West Coast and the Gulf of America.

We are a global leader, exceptionally well-positioned to compete and succeed in significant, high-potential market segments, including the global metallurgical and global high calorific value thermal coal markets as well as domestic thermal coal markets broadly.
A map showing the location of our material properties is below:
Thermal Mining Properties
Our active thermal mines are described below:
•Pennsylvania Mining Complex: The PAMC includes the Bailey, Enlow Fork and Harvey mines and the Central Preparation Plant. Coal from the PAMC is valued because of its high energy content (as measured in Btu per pound), relatively low levels of sulfur and other impurities and strong thermoplastic properties that enable it to be used in metallurgical, industrial and electric power generation applications. We mine our reserves from the Pittsburgh No. 8 Coal Seam, which is a large contiguous formation of high-Btu coal that is ideal for high productivity, low-cost longwall mining operations. The design of the PAMC is optimized to produce large quantities of coal on a cost-efficient basis. We can sustain high production volumes at comparatively low operating costs due to, among other things, our technologically-advanced longwall mining systems, logistics infrastructure and safety. All mines at the PAMC utilize longwall mining, which is a highly-automated underground mining technique that produces large volumes of coal at lower costs compared to other underground mining methods. We aggressively market coal from the PAMC to a broad global base of diverse and strategically-selected industrial and metallurgical end users. We are able to transport coal from the PAMC to our customers through an extensive logistical network, which is directly served by both the Norfolk Southern and CSX railroads, coupled with the operational synergies afforded by the Core Marine Terminal. We also continue to support power plant customers in the eastern U.S. and abroad.
•Black Thunder: The Black Thunder surface mining complex, consisting of four active pit areas and two active loadout facilities, is located on approximately 35,300 acres in Campbell County, Wyoming and extracts thermal coal from the Upper Wyodak and Main Wyodak seams. It had approximately 331.5 million tons of proven and probable reserves at December 31, 2025. A significant portion of the coal reserves at Black Thunder are controlled through federal and state leases. We ship all of the coal raw to our customers via the Burlington Northern Santa Fe and Union Pacific railroads. We do not process the coal mined at this complex. Each of the loadout facilities can load a 15,000-ton train in less than two hours.
•Coal Creek: The Coal Creek surface mining complex, consisting of one active pit area and a loadout facility, is located on approximately 7,400 acres in Campbell County, Wyoming and extracts thermal coal from the Wyodak-R1 and Wyodak-R3 seams. We ship all of the coal raw to our customers via the Burlington Northern Santa Fe and Union Pacific railroads. We do not process the coal mined at this complex. The loadout facility can load a 15,000-ton train in less than three hours.

•West Elk: The West Elk mining complex, consisting of one longwall and supported by continuous miner sections, a preparation plant and a loadout facility, is located on approximately 19,000 acres in Gunnison County, Colorado and extracts thermal coal from the B seam. It had approximately 31.5 million tons of proven and probable reserves at December 31, 2025. A significant portion of the coal reserves at West Elk are controlled through federal and state leases. We ship most of the coal raw to our customers via the Union Pacific railroad. When required to improve the quality of some of our coal production, it is processed through the 800 ton-per-hour preparation plant. The loadout facility can load an 11,000-ton train in less than three hours.
Metallurgical Mining Properties
Our active metallurgical mines are described below:
•Leer: The Leer mining complex, consisting of one longwall, a preparation plant and a loadout facility, is located on approximately 32,600 acres in Taylor County, West Virginia and extracts coal primarily sold as High-Vol A metallurgical coal from the Lower Kittanning seam. It had approximately 29.4 million tons of proven and probable coal reserves as of December 31, 2025. The majority of the reserves at Leer are owned rather than leased from third parties. All production is processed through a 1,400 ton-per-hour preparation plant and loaded on the CSX railroad. A 15,000-ton train can be loaded in less than four hours.
•Leer South: The Leer South mining complex, consisting of one longwall operation, a preparation plant and a loadout facility, is located on approximately 26,400 acres in Barbour County, West Virginia and extracts coal primarily sold as High-Vol A metallurgical coal from the Lower Kitanning seam, similar to our Leer mining complex. It had approximately 57.0 million tons of proven and probable reserves at December 31, 2025. The majority of the reserves at Leer South are owned rather than leased from third parties. The 1,600 ton-per-hour preparation plant is located near the mine, and the loadout facility is served by the CSX railroad and connected to the plant by a 4,000 ton-per-hour conveyor system. The loadout facility is capable of loading a 15,000-ton unit train in less than four hours.
•Beckley: The Beckley mining complex is located on approximately 14,900 acres in Raleigh County, West Virginia and extracts high quality, Low-Vol metallurgical coal from the Pocahontas No. 3 seam. It had approximately 22.6 million tons of proven and probable reserves at December 31, 2025. A significant portion of the reserves at Beckley are leased from third parties rather than owned. Coal is conveyed from the mine to a 600 ton-per-hour preparation plant before shipping the coal via the CSX railroad. The loadout facility can load a 10,000-ton train in less than four hours.
•Mountain Laurel: The Mountain Laurel mining complex is located on approximately 38,300 acres in Logan County and Boone County, West Virginia and extracts High-Vol B metallurgical coal from the Alma and No. 2 Gas seams. It had approximately 16.3 million tons of proven and probable reserves at December 31, 2025. We process all of the coal through a 1,400 ton-per-hour preparation plant before shipping the coal to our customers via the CSX railroad. The loadout facility can load a 15,000-ton train in less than four hours.
•Itmann: The Itmann mining complex is located on approximately 21,000 acres in Wyoming County, West Virginia and extracts high quality, Low-Vol metallurgical coal from the Pocahontas 3 and Pocahontas 4 seams. The Itmann mining complex had approximately 27.1 million tons of proven and probable coal reserves at December 31, 2025. A significant portion of the reserves at Itmann are leased from third parties rather than owned. The preparation plant includes a rail loadout located on the Guyandotte Class I rail line, which can be served by both Norfolk Southern and CSX, and has the capability for processing up to an additional 750 thousand to 1 million saleable tons annually from third-parties and mining of our surrounding reserves. This additional processing revenue provides an avenue of growth for the Company.
Terminals
Our ownership interests in two East Coast terminals are described below:
•Core Marine Terminal: Through our wholly-owned subsidiary, Core Marine Terminals LLC, we provide coal export terminal services through the Port of Baltimore. The terminal can either store coal or load coal directly into vessels from rail cars. It is also the only major East Coast coal terminal served by two Class I railroads, Norfolk Southern and CSX. During the year ended December 31, 2025, approximately 18.1 million tons of coal were shipped through the Core Marine Terminal. Approximately 83% of the tonnage shipped was produced by the PAMC. The Core Marine Terminal has storage capacity of 1.1 million tons with more than 30 acres of capacity for stockpiles. The facility possesses blending capabilities, and it has transloaded approximately 16.3 million tons of coal per year on average over the past five years with a throughput capacity of approximately 20 million tons. The facility primarily serves international customers.
•Dominion Terminal: We own a 35% interest in DTA, a limited liability partnership that operates a ground storage-to-vessel coal transloading facility in Newport News, Virginia. The facility has a rated throughput capacity of 20 million tons of coal per year and ground storage capacity of approximately 1.7 million tons. The facility primarily serves international customers and domestic coal users located along the Atlantic coast of the U.S. From time to time, we may lease a portion of our port capacity to third parties.
Non-Core Coal Assets and Surface Properties
We own significant coal assets and surface properties that are not in our short or medium-term development plans. We continually explore the monetization of these non-core assets by means of sale, lease, contribution to joint ventures or a combination thereof in order to bring the value of these assets forward for the benefit of our stockholders.
Mining Properties as of December 31, 2025
Information concerning our mining properties in this Report has been prepared in accordance with the requirements of subpart 1300 of Regulation S-K. Subpart 1300 of Regulation S-K requires us to disclose our mineral resources and our mineral reserves as of the end of our most recently completed fiscal year both in the aggregate and for each of our individually material mining properties.
As used in this Report, the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource,” “inferred mineral resource,” “mineral reserve,” “proven mineral reserve” and “probable mineral reserve” are defined and used in accordance with subpart 1300 of Regulation S-K. Under subpart 1300 of Regulation S-K, mineral resources may not be classified as “mineral reserves” unless the determination has been made by a qualified person that the mineral resources can be the basis of an economically viable project. As such, you are cautioned that, except for that portion of mineral resources classified as mineral reserves, mineral resources do not have demonstrated economic value. Likewise, you are cautioned not to assume that all or any part of measured or indicated mineral resources will ever be converted to mineral reserves. We have used the term “coal” as in “coal reserves” and “coal resources” interchangeably with “mineral.”
The Company’s estimates of recoverable coal reserves and raw, in situ coal resources are estimated internally by professionals whom we believe to be competent, including engineers and geologists. These estimates are based on geological data, coal ownership information and current or proposed operating plans. The Company’s recoverable coal reserves are proven and probable reserves that could be economically and legally extracted or produced at the time of the reserve determination, considering all material modifying factors. These estimates are periodically updated to reflect past coal production, updated mine plans, new exploration information and other geological or mining data. Acquisitions or dispositions of coal properties will also change these estimates. Changes in mining methods or preparation plant processes may increase or decrease the recovery basis for the estimates. The ability to update or modify the estimates of the Company’s recoverable coal reserves is restricted to geologists and mining engineers whom we believe to be competent, and material modifications recommended by such geologists or engineers are documented by the Company. The Company’s estimates of recoverable coal reserves and raw, in situ coal resources and supporting information have been assessed by Weir International, Inc. and the John T. Boyd Company, qualified person firms, which conform to our requirements under subpart 1300 of Regulation S-K for qualified persons.
The information that follows relating to our material properties is derived, for the most part, from, and in some instances is an extract from, the technical report summary (“TRS”) relating to the property prepared in compliance with Item 601(b)(96) and subpart 1300 of Regulation S-K by Weir International, Inc. and the John T. Boyd Company. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the TRS, incorporated herein and made a part of this Report.
Recoverable coal reserves and raw, in situ coal resources are either owned or leased. The leases generally provide for renewal through the anticipated life of the associated mine. These renewals are exercisable by the payment of minimum royalties. Under current mining plans, reserves and resources reported will be mined out within the period of existing leases or within the time period of probable lease renewal periods.
The Company assigns coal reserves to mining complexes, and the amount of coal we assign to each mine is generally sufficient to support mining through the extent of our current mining permits. These permits were issued on various dates, and each are required to be renewed under federal law every five years. All assigned reserves either have their required permits or governmental approvals or there is a high probability that these approvals will be secured. In addition, our mines and mining complexes may have access to additional reserves that have not yet been assigned.
Some reserves may be accessible by more than one mine because of the proximity of many of our mines to one another. In the following tables, the reserves and resources indicated for a mine are based on our review of current mining plans and reflect our best judgment as to which mine is most likely to utilize the reserve. Certain reserves and resources in the following tables do not show balances for the comparative periods as these locations were acquired in the year ended December 31, 2025 in conjunction with the Merger.

The following tables provide a summary of all the Company’s coal reserves and resources as of the end of the fiscal year ended December 31, 2025 (tons in millions):
Summary Material Coal Reserves
as of December 31, 2025

	Coal Reserves
Complex	Proven	Probable	Total	Realized Coal Price Per Ton	Recovery Factor
PAMC:
Bailey	72.2	72.7	144.9	$60	57%
Enlow Fork	198.7	29.6	228.3	$60	55%
Harvey	79.3	76.5	155.8	$60	56%
Total PAMC	350.2	178.8	529.0	$60	56%

Leer Complex:
Leer	24.6	4.8	29.4	$120	34%
Leer South	46.4	10.6	57.0	$120	39%
Leer West	69.8	14.0	83.8	—	38%
Total Leer Complex	140.8	29.4	170.2	$120	38%

Black Thunder	329.5	2.0	331.5	$15	100%
Summary Non-Material Coal Reserves
as of December 31, 2025

	Coal Reserves
Complex	Proven	Probable	Total
Beckley	20.3	2.3	22.6
Itmann	15.4	11.7	27.1
Mountain Laurel	11.9	4.4	16.3
West Elk	29.8	1.7	31.5
Other CAPP	4.7	3.9	8.6
Total	82.1	24.0	106.1

Summary Coal Resources
as of December 31, 2025

	Coal Resources (a)
Material	Measured	Indicated	Measured + Indicated	Inferred	Total
Black Thunder	200.0	5.0	205.0	—	205.0

Non-Material
Mason Dixon Mine	221.8	314.3	536.1	16.6	552.7
River Mine	95.4	872.2	967.6	143.4	1,111.0
NAPP (b)	33.4	65.0	98.4	0.4	98.8
CAPP (b)	245.8	260.1	505.9	3.6	509.5
ILB (b)	227.7	567.3	795.0	57.5	852.5
PRB (b)	389.2	11.6	400.8	—	400.8
Uinta (b)	60.2	15.8	76.0	—	76.0
Total	1,473.5	2,111.3	3,584.8	221.5	3,806.3
(a) All resource tons reported as raw, in situ tons
(b) Other resources (by U.S. coal basin)
Internal Controls Disclosure
The modeling and analysis of the Company’s reserves and resources has been developed by Company engineering and geology personnel and reviewed by several levels of internal management. This section summarizes the internal control considerations for the Company’s development of estimations, including assumptions, used in reserve and resource analysis and modeling.
Records from exploration drilling completed on the mining properties comprise the primary data used in the evaluation of the coal resources for each property. The Company maintains written field and exploration guidelines that cover standard procedures, including site safety, mapping and how to select proper drilling equipment, record accurate and detailed geological logs, perform coal sampling, supervise geophysical logging and plug drill holes once work is complete.
The Company maintains all control of coal core samples up to the point that samples are handed over to the lab performing testing. Once logging and sampling are complete, the sampled coal core intervals are transported to the Company’s headquarters by exploration personnel, at which time they are handed over to quality personnel. The quality personnel arrange pickup by the selected independent lab that will perform the required analyses. All analytical work is conducted to International Organization for Standardization or ASTM International standards.
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
Pennsylvania Mining Complex - Material Thermal Reserves
Pennsylvania Mining Complex. The PAMC is located approximately 26 miles southwest of Pittsburgh, near the city of Washington and the borough of Waynesburg, all in Pennsylvania, and consists of three deep longwall mining operations - the Bailey Mine, the Enlow Fork Mine and the Harvey Mine - as well as a centralized preparation plant located at approximately 39°58’23.7” N latitude and 80°24’43.6” W longitude. The Company controls approximately 179,000 acres of mineral and surface rights as a complex collection of owned or leased tracts that range from less than an acre to several hundred acres in size covered by various coal deeds and coal lease agreements. Lease terms generally extend until all the coal is removed from the subject tract. Where applicable, royalty rates typically range from 3% to 8% of the gross sales price of the coal. The Company maintains the right to mine and remove almost all of the Pittsburgh Seam within the PAMC boundaries. As part of the PAMC, the Company controls surface rights to approximately 24,100 acres through fee simple ownership. This includes ownership of the property upon which the surface facilities for mine access, processing, storing and shipping are located, as well as approximately 3,500 permitted acres for coarse and fine refuse disposal facilities. Despite a lengthy ownership history dating back to the 1920s with the acquisition of certain coal leases by the Company’s predecessor, commercial operations at the PAMC did not begin until 1984.
The design of the PAMC is optimized to produce large quantities of coal on a cost-efficient basis. The PAMC is able to sustain high production volumes at comparatively low operating costs due to, among other things, its technologically advanced longwall mining systems, logistics infrastructure and safety. All of the PAMC’s mines utilize longwall mining, which is a highly-automated underground mining technique that produces large volumes of coal at lower costs compared to other underground mining methods. The PAMC typically operates 4-5 longwalls with 15-17 continuous mining sections. The full-capacity production of the PAMC is approximately 28.5 million clean tons of coal annually. The central preparation plant is connected via conveyor belts to each of the PAMC’s mines and cleans and processes up to 8,200 raw tons of coal per hour. The PAMC’s on-site logistics infrastructure at the central preparation plant includes a dual-batch train loadout facility capable of loading up to 9,000 clean tons of coal per hour and 19.3 miles of track linked to separate Class I rail lines owned by Norfolk Southern and CSX, which significantly increases the PAMC’s efficiency in meeting its customers’ transportation needs. Sources of electrical power, water, supplies and materials are readily available. Electrical power is provided to the mines and facilities by regional utility companies. Water is supplied by public water services, surface impoundments or water wells.
Numerous permits are required by federal and state law for underground mining, coal preparation and related facilities and other incidental activities. Permits generally require that the Company post a performance bond in an amount established by the regulatory program to (1) provide assurance that any disturbance or liability created during mining operation is properly mitigated and (2) assure that all regulation requirements of the permit are fully satisfied.
Bailey Mine. As of December 31, 2025, the Bailey Mine’s assigned and accessible reserve base contained an aggregate of 144.9 million tons of clean recoverable coal with an average as-received gross heat content of approximately 12,948 Btu per pound and an approximate average pounds of sulfur dioxide per mmBtu of 3.65. The Bailey Mine was the first mine developed at the PAMC. Construction of the slope and initial air shaft began in 1982. The slope development reached the coal seam at a depth of approximately 600 feet, and, following development of the slope bottom, commercial coal production began in 1984. Longwall mining production commenced in 1985, and the second longwall was placed into operation in 1987. In 2010, a new slope and overland belt system was commissioned, which allowed a large percentage of the Bailey Mine to be sealed off. For the years ended December 31, 2025, 2024 and 2023, the Bailey Mine produced 11.7 million, 10.8 million and 11.2 million tons of coal, respectively.
Enlow Fork Mine. As of December 31, 2025, the Enlow Fork Mine’s assigned and accessible reserve base contained an aggregate of 228.3 million tons of clean recoverable coal with an average as-received gross heat content of approximately 13,005 Btu per pound and an approximate average pounds of sulfur dioxide per mmBtu of 3.08. The Enlow Fork Mine is located directly northeast of the Bailey Mine. Initial underground development started from the Bailey Mine while the Enlow Fork slope was being constructed. Once the slope bottom was developed and the slope belt became operational, seals were constructed to separate the two mines. Following development of the slope bottom, commercial coal production began in 1989. Longwall mining production commenced in 1991, and the second longwall came online in 1992. In 2014, a new slope and overland belt system was commissioned and a substantial portion of the Enlow Fork Mine was sealed. For the years ended December 31, 2025, 2024 and 2023, the Enlow Fork Mine produced 10.0 million, 9.2 million and 8.7 million tons of coal, respectively.
Harvey Mine. As of December 31, 2025, the Harvey Mine’s assigned and accessible reserve base contained an aggregate of 155.8 million tons of clean recoverable coal with an average as-received gross heat content of approximately 12,938 Btu per pound and an approximate average pounds of sulfur dioxide per mmBtu of 4.17. The Harvey Mine is located directly southeast of the Bailey and Enlow Fork Mines. Similar to the Enlow Fork Mine, the Harvey Mine was developed off of the Bailey Mine’s slope bottom. In order to separate the Harvey Mine from the existing Bailey Mine, seals were built around the original Bailey slope bottom, and the original slope was dedicated solely to the Harvey Mine. This transfer of infrastructure eliminated the need to make significant capital expenditures to develop, among other things, a new slope, airshaft and portal facility at the Harvey Mine. Development of the Harvey Mine began in 2009, and construction of the supporting surface facilities commenced in 2011. Longwall mining production commenced in March 2014. For the years ended December 31, 2025, 2024 and 2023, the Harvey Mine produced 5.6 million, 5.7 million and 6.2 million tons of coal, respectively.

The following table sets forth additional information regarding the recoverable coal reserves at the Pennsylvania Mining Complex (tons in millions):

	Reserve Class	As-Received Heat Value (Btu/lb)	Owned (%)	Leased (%)	Recoverable Coal Reserves (As-Received)
					12/31/2025			12/31/2024
Mine/Reserve		Range			Proven	Probable	Total	Total
PA Mining Operations
Bailey	Permitted	12,670 – 13,200	76%	24%	58.7	52.5	111.2	92.1
	Unpermitted	12,790 – 13,180	100%	—%	13.5	20.2	33.7	33.8
Enlow Fork	Permitted	12,670 – 13,320	100%	—%	69.0	6.7	75.7	85.6
	Unpermitted	12,890 – 13,160	98%	2%	129.7	22.9	152.6	153.6
Harvey	Permitted	12,880 – 13,190	100%	—%	39.3	23.7	63.0	99.7
	Unpermitted	12,720 – 13,120	100%	—%	40.0	52.8	92.8	92.8
Total Recoverable Coal Reserves					350.2	178.8	529.0	557.6
Leer Complex - Material Metallurgical Reserves
Leer Complex. The Leer Complex is located on approximately 144,000 acres in Barbour, Taylor and Preston Counties, approximately 25 miles south of Morgantown, West Virginia. Within the complex, there are two active longwall operations, Leer Mine and Leer South Mine, and a third longwall reserve, Leer West. The Leer and Leer South operations run one longwall each and have separate independent preparation plants and train loadout facilities, each serviced by CSX railroad. Both the Leer and Leer South facilities are capable of loading a unit train in less than four hours.
Leer Mine. The Leer Mine is a single longwall operation located in Taylor County, West Virginia, approximately three miles east of the town of Grafton at approximately 39°19’52.62” N latitude and 79°57’48.26” W longitude. As of December 31, 2025, the Leer Mine’s reserves are estimated at approximately 29.4 million tons of High-Vol A metallurgical coal, mining the Lower Kittanning Seam, with an average dry coal product quality of 1.03% sulfur and 8.00% ash. The Company owns roughly 99% of all coal within Leer’s reserves area. Leer’s preparation plant processes up to 1,400 tons of raw coal per hour. For the year ended December 31, 2025, the Leer Mine produced 5.1 million tons of coal.
Leer South Mine. The Leer South Mine is a single longwall operation located in Barbour County, West Virginia, approximately three miles north of the town of Philippi at approximately 39°11’57.57” N latitude and 80°03’07.54” W longitude. As of December 31, 2025, Leer South’s reserves are estimated at approximately 57.0 million tons of High-Vol A metallurgical coal, mining the Lower Kittanning Seam, with an average dry coal product quality of 1.23% sulfur and 8.80% ash. The Company owns approximately 86% of all coal within Leer South’s reserves area, and leases the remaining 14%. Leer South’s preparation plant processes up to 1,600 tons of raw coal per hour. For the year ended December 31, 2025, the Leer South Mine produced 0.4 million tons of coal.
Leer West Mine. The Leer West Mine is a planned single longwall operation located in Taylor County, West Virginia, approximately four miles west of the town of Grafton. As of December 31, 2025, Leer West’s reserves are estimated at approximately 83.8 million tons of High-Vol A metallurgical coal, mining the Lower Kittanning Seam, with an average projected dry coal product quality of 1.18% sulfur and 9.90% ash. The Company owns approximately 96% of all coal within Leer West’s reserves area and leases the remaining 4%. There are no immediate plans to develop Leer West; however, the reserves abut the Leer South Mine, and its southern extent is accessible and may be mined from Leer South.

The following table sets forth additional information regarding the recoverable coal reserves at the Leer Complex (tons in millions):

	Reserve Class				Owned (%)	Leased (%)	Recoverable Coal Reserves (As-Received)
		Moisture Free Quality (%)					12/31/2025			12/31/2024
Mine/Reserve		Sulfur	Ash	Vol			Proven	Probable	Total	Total
Leer Complex
Leer	Permitted	1.03	8.00	32.4	99%	1%	22.0	1.2	23.2	—
	Unpermitted	1.01	7.90	32.0	100%	—%	2.6	3.6	6.2	—
Leer South	Permitted	1.23	8.80	34.3	86%	14%	46.4	10.6	57.0	—
	Unpermitted	—	—	—	—%	—%	—	—	—	—
Leer West	Permitted	—	—	—	—%	—%	—	—	—	—
	Unpermitted	1.18	9.90	33.7	96%	4%	69.8	14.0	83.8	—
Total Recoverable Coal Reserves							140.8	29.4	170.2	—
Black Thunder Surface Mine - Material Thermal Reserves
Black Thunder Surface Mine. The Black Thunder Surface Mine is located in Campbell County, Wyoming, approximately 11 miles east of the town of Wright at approximately 43°42’07.64” N latitude and 105°17’28.09” W longitude. The Company controls approximately 62,100 contiguous acres of mining rights through 18 state and federal leases. As of December 31, 2025, Black Thunder’s recoverable reserves are estimated at approximately 331.5 million tons. The mine produces sub-bituminous thermal coal via dragline and truck and shovel from the Wyodak and Upper Wyodak Seams in four active pit areas. It employs two train loadout facilities with a total combined loading capacity of 16,000 tons per hour and is serviced by both the Burlington Northern Santa Fe and Union Pacific railroads. For the year ended December 31, 2025, the Black Thunder Mine produced 47.4 million tons of coal.
The following table sets forth additional information regarding the recoverable coal reserves at the Black Thunder Surface Mine (tons in millions):

	Reserve Class	As-Received Heat Value (Btu/lb)	Owned (%)	Leased (%)	Recoverable Coal Reserves (As-Received)
					12/31/2025			12/31/2024
Mine/Reserve		Range			Proven	Probable	Total	Total
Black Thunder Surface Mine
Black Thunder	Permitted	7,840 – 9,820	—%	100%	329.5	2.0	331.5	—
	Unpermitted	—	—%	—%	—	—	—	—
Total Recoverable Coal Reserves					329.5	2.0	331.5	—
Itmann Mining Complex - Non-Material Metallurgical Reserves
Itmann No. 5 Mine. The Itmann No. 5 Mine is located in Wyoming County, West Virginia, approximately 2.5 miles northwest of the town of Itmann at approximately 37°35’23.65” N latitude and 81°27’14.43” W longitude. The Company controls approximately 20,200 contiguous acres of mining rights (comprising 270 tracts), by ownership or lease, to the Pocahontas 3 seam (P3) and the Pocahontas 4 seam (P4). The majority (approximately 92%) of the acreage is held under coal leases with lengthy terms that are subject to industry standard royalties.
In 2019, the Company commenced development of the new Itmann No. 5 Mine, including excavation of the box cut to access the P3 seam. The mine accesses the P3 and P4 seams using a box cut drift entrance near an outcrop along Still Run Hollow. As of December 31, 2025, the Itmann No. 5 Mine’s assigned reserve base contained an aggregate of 27.1 million tons of clean recoverable coal, enough to allow for more than 30 years of full-capacity production, based on our current estimates. These reserves contain an approximate average quality on a dry basis of 0.97% sulfur, 7.2% ash and 19.3% volatile matter. Coal from the Itmann No. 5 Mine is currently extracted by underground methods using two continuous miner units in one super section. For the years ended December 31, 2025, 2024 and 2023, the Itmann No. 5 Mine produced 453 thousand, 393 thousand and 316 thousand tons of coal, respectively.
The Itmann preparation plant was constructed in 2022 and began processing coal in late September 2022. Coal is shipped from the Itmann No. 5 Mine via tandem trucks to the 600 raw ton-per-hour processing facility, which is located approximately 2.5 miles west of the mine along WV State Route 10/16. The plant includes clean coal material handling systems capable of handling up to 3,500 tons-per-hour of product along with a 3,500 ton-per-hour unit train loadout located on the Guyandotte Class I rail line, which can be served by both Norfolk Southern and CSX. Third-party coal is also trucked into the facility for processing, blending and shipment via rail or truck.
Beckley Mine - Non-Material Metallurgical Reserves
Beckley Mine. The Beckley Mine is located in Raleigh County, West Virginia, approximately one mile south of the town of Eccles at approximately 37°46’04.85” N latitude and 81°15’24.00” W longitude. The Company controls approximately 16,600 contiguous acres of mining rights by lease and ownership to the Pocahontas 3 seam (P3). As of December 31, 2025, Beckley’s recoverable reserves are estimated at approximately 22.6 million tons. The mine produces premium Low-Vol metallurgical coal, and recoverable reserves contain an approximate average quality on a dry basis of 1.00% sulfur, 6.16% ash and 18.0% volatile matter. Coal from the Beckley Mine is currently extracted by underground methods using ten continuous miner units in five super sections. For the year ended December 31, 2025, the Beckley Mine produced 1.2 million tons of coal. Beckley’s preparation plant can process 600 tons per hour. The mine’s rail loadout facility is serviced by the CSX railroad.
Mountain Laurel Mine - Non-Material Metallurgical Reserves
Mountain Laurel Mine. The Mountain Laurel Mine is located in Logan County, West Virginia, approximately two miles south of the town of Sharples at approximately 37°54’17.50” N latitude and 81°47’28.24” W longitude. The Company controls approximately 38,200 contiguous acres of mining rights by lease and ownership to the Alma and No. 2 Gas Seams. As of December 31, 2025, Mountain Laurel’s recoverable reserves are estimated at approximately 16.3 million tons. The mine produces High-Vol A metallurgical coal, and recoverable reserves contain an approximate average quality on a dry basis of 0.91% sulfur, 13.19% ash and 37.5% volatile matter. Coal from the Mountain Laurel Mine is currently extracted by underground methods using eight continuous miner units in three super sections and two conventional sections. For the year ended December 31, 2025, the Mountain Laurel Mine produced 1.2 million tons of coal. Mountain Laurel’s preparation plant can process 1,400 tons per hour, and the mine’s rail loadout facility is serviced by the CSX railroad.
West Elk Mine - Non-Material Thermal Reserves
West Elk Mine. The West Elk Mine is located in Gunnison County, Colorado, approximately one mile east of the town of Somerset at approximately 38°55’35.11” N latitude and 107°26’46.78” W longitude. The Company controls approximately 19,200 contiguous acres of mining rights by lease to the E, C and B Seams. As of December 31, 2025, West Elk’s recoverable reserves are estimated at approximately 31.5 million tons. The mine produces High-Vol thermal coal, and recoverable reserves contain an approximate average quality on an as-received basis of 0.59% sulfur, 10.05% ash and 11,644 Btu. Coal from the West Elk Mine is currently extracted by underground methods using one longwall. For the year ended December 31, 2025, the West Elk Mine produced 3.2 million tons of coal. West Elk typically runs product as run-of-mine, but it also has a preparation plant to partially run product to meet customer specifications. The mine’s rail loadout facility is serviced by the Union Pacific railroad.
Coal Creek Surface Mine - Non-Material Thermal Resources
Coal Creek Surface Mine. The Coal Creek Surface Mine is located in Campbell County, Wyoming approximately 24 miles south of the town of Gillette at approximately 43°58’16.85” N latitude and 105°16’59.19” W longitude. The Company controls approximately 7,400 contiguous acres of mining rights by lease to the R1 and R3 Splits of the Wyodak Seam. As of December 31, 2025, the Coal Creek Surface Mine’s raw, in situ resources are estimated at approximately 124.3 million tons. The mine produces sub-bituminous run-of-mine thermal coal via dragline and truck and shovel from one active pit area. It employs one train loadout facility and is serviced by both the Burlington Northern Santa Fe and Union Pacific railroads. For the year ended December 31, 2025, the Coal Creek Surface Mine produced 1.5 million tons of coal. The mine is in its reclamation phase and is scheduled to cease production by 2030.

The following table sets forth additional information regarding the non-material recoverable reserves and non-material raw, in situ resources at our other active operations (tons in millions):

							Recoverable Coal Reserves (As-Received)
	Reserve Class	Moisture-Free Quality (%)			Owned (%)	Leased (%)	12/31/2025			12/31/2024
Mine/Reserve		Sulfur	Ash	Vol			Proven	Probable	Total	Total
Itmann Mine
Itmann No. 5	Permitted	0.97	7.19	19.3	8%	92%	15.4	11.7	27.1	3.9
	Unpermitted	—	—	—	—%	—%	—	—	—	23.6
Beckley Mine
Beckley	Permitted	1.00	6.17	18.0	—%	100%	20.2	2.1	22.3	—
	Unpermitted	0.79	5.44	18.9	—%	100%	0.1	0.2	0.3	—
Mountain Laurel Mine
Mountain Laurel	Permitted	0.86	5.96	34.8	47%	53%	11.2	4.1	15.3	—
	Unpermitted	0.85	5.70	34.6	—%	100%	0.7	0.3	1.0	—

							Recoverable Coal Reserves (As-Received)
	Reserve Class	As-Received Quality (%)			Owned (%)	Leased (%)	12/31/2025			12/31/2024
Mine/Reserve		Sulfur	Ash	SO2			Proven	Probable	Total	Total
West Elk Mine
West Elk	Permitted	0.59	10.05	1.0	—%	100%	29.8	1.7	31.5	—

							Raw, In Situ Coal Resources (As-Received)
	Resource Class	As-Received Quality (%)			Owned (%)	Leased (%)	12/31/2025			12/31/2024
Mine/Resource		Sulfur	Ash	SO2			Proven	Probable	Total	Total
Coal Creek Surface Mine
Coal Creek	Permitted	0.35	6.14	0.9	—%	100%	102.6	0.6	103.2	—
	Unpermitted	0.33	6.03	0.8	—%	100%	20.6	0.5	21.1	—
Other Properties - Non-Material Resources as of December 31, 2025
The Company also holds other greenfield raw, in situ coal resources located in NAPP, the Central Appalachian Basin (“CAPP”), the Illinois Basin (“ILB”) and the PRB, which are not deemed individually material and had an estimated 3,400.9 million tons of raw, in situ resources. The Company’s estimate includes raw, in situ High-Vol, Mid-Vol or Low-Vol metallurgical coal resources of 608.4 million tons. Additionally, worldwide demand for metallurgical coal allows some of our raw, in situ resources, currently classified as thermal coal but that possess certain qualities, to be sold as metallurgical coal. The extent to which we can sell thermal coal as crossover metallurgical coal depends upon a number of factors, including the quality characteristics of the reserve or resource, the specific quality requirements and constraints of the end-use customer and market conditions, which affect whether customers are compelled to substitute lower-quality crossover coal for higher-quality metallurgical coal in their blends to realize economic benefits.

The following tables set forth our other non-material, non-operating, raw, in situ coal resources by region (tons in millions):

	As Received Heat Value (Btu/lb)	Owned (%)	Leased (%)	Recoverable Coal Reserves (As-Received) (a)
				12/31/2025			12/31/2024
Property	Range			Proven	Probable	Total	Total
NAPP	11,400 – 13,400	—%	—%	—	—	—	23.3
CAPP	12,400 – 14,100	—%	—%	—	—	—	76.6
Total Non-Operating Reserves				—	—	—	99.9

	As Received Heat Value (Btu/lb)	Owned (%)	Leased (%)	Raw, In Situ Coal Resources (As-Received) (b)(c)
				12/31/2025				12/31/2024
Property	Range			Measured	Indicated	Inferred	Total	Total
Mason Dixon Mine	12,250 – 13,060	96%	4%	221.8	314.3	16.6	552.7	273.9
River Mine	12,790 – 13,100	100%	—%	95.4	872.2	143.4	1,111.0	610.6
NAPP	11,400 – 13,400	100%	—%	33.4	65.0	0.4	98.8	—
CAPP	12,400 – 14,100	79%	21%	245.8	260.1	3.6	509.5	112.5
ILB	11,600 – 12,000	80%	20%	227.7	567.3	57.5	852.5	244.9
PRB	8,100 – 9,200	—%	100%	266.0	10.4	—	276.4	—
Total Non-Operating Resources				1,090.1	2,089.3	221.5	3,400.9	1,241.9
(a) Certain projects reported on a clean, recoverable ton reserve basis for the year ended December 31, 2024 are now being reported on a raw, in situ resource basis for the year ended December 31, 2025.
(b) Information for the year ended December 31, 2025 includes properties acquired through the Merger.
(c) Information for the year ended December 31, 2024 is reported on a clean, recoverable ton basis.
Title to and the boundaries of the coal properties that we lease or purchase are verified by law firms retained by us at the time we lease or acquire the properties. Consistent with industry practice, abstracts and title reports are reviewed and updated approximately five years prior to planned development or mining of the property. If defects in title or boundaries of undeveloped resources are discovered in the future, control of and the right to mine resources could be adversely affected.
The following table sets forth the total royalty tonnage and the amount of income, net of related expenses, we received from royalty payments for the years ended December 31, 2025, 2024 and 2023.

	Total Royalty Tonnage	Total Royalty Income (a)
Years Ended December 31,	(in thousands)	(in thousands)
2025	4,907	$23,491
2024	1,985	$17,633
2023	1,179	$8,326
(a) Excludes advanced mining royalty, overriding royalty and flat fee royalty payments received of $7,957, $746 and $529 during the years ended December 31, 2025, 2024 and 2023, respectively.
Royalty tonnage leased to third parties is not included in the amounts of produced tons that we report, nor is it included in our reported recoverable reserves and resources.

Production as of December 31, 2025
The following table contains summary information for the Company’s mines:

	Loadout Facility Location	Mine Type	Mining Equipment	Transportation	Tons Produced (in millions)			Year Established or Acquired
Mine					2025	2024	2023
High CV Thermal
Bailey	Enon, PA	U	LW/CM	R R/B	11.7	10.8	11.2	1984
Enlow Fork	Enon, PA	U	LW/CM	R R/B	10.0	9.2	8.7	1989
Harvey	Enon, PA	U	LW/CM	R R/B	5.6	5.7	6.2	2014
West Elk	Somerset, CO	U	LW/CM	R R/B	3.2	—	—	2025
Total High CV Thermal					30.5	25.7	26.1

Metallurgical
Leer	Grafton, WV	U	LW/CM	R R/B	5.1	—	—	2025
Leer South	Philippi, WV	U	LW/CM	R R/B	0.4	—	—	2025
Beckley	Eccles, WV	U	CM	R R/B	1.2	—	—	2025
Mountain Laurel	Sharples, WV	U	CM	R R/B	1.2	—	—	2025
Itmann No. 5 Mine	Itmann, WV	U	CM	R/B T/R	0.5	0.4	0.3	2020
Total Metallurgical					8.4	0.4	0.3

PRB
Black Thunder	Wright, WY	S	DTS	R R/B	47.4	—	—	2025
Coal Creek	Gillette, WY	S	DTS	R R/B	1.5	—	—	2025
Total PRB					48.9	—	—

Total Company					87.8	26.1	26.4
Table may not sum due to rounding.

U	—	Underground
S	—	Surface
LW	—	Longwall
CM	—	Continuous Miner
DTS	—	Dragline, Truck and Shovel
R	—	Rail
R/B	—	Rail to Barge or Vessel
T/R	—	Truck to Rail

Coal Marketing and Sales
The following table sets forth tons sold and average realized coal revenue per ton sold:

	Year Ended December 31,
	2025	2024	2023
Total Revenues (in millions)	$4,165	$2,164	$2,507
High CV Thermal Operations Tons Sold (in millions)	30.6	25.7	26.0
Average Realized Coal Revenue per Ton Sold – High CV Thermal Operations	$60.34	$65.54	$77.74
Metallurgical Operations Total Tons Sold (in millions)	9.0	0.7	0.5
Metallurgical Operations Coking Coal Tons Sold (in millions)	7.6	0.7	0.5
Average Realized Coal Revenue per Ton Sold – Metallurgical Operations	$102.36	$153.10	$158.71
PRB Operations Tons Sold (in millions)	48.9	0.0	0.0
Average Realized Coal Revenue per Ton Sold – PRB Operations	$14.46	$—	$—
We sell coal produced by our mines and additional coal that we purchase from other producers. During the year ended December 31, 2025, approximately 37% of our coal revenue was from U.S. electric power generators, 56% was from export markets, comprising 8%, 20% and 28% from power generators, industrial and metallurgical customers, respectively, and 7% was from other domestic customers. During the year ended December 31, 2024, approximately 31% of our coal revenue was from U.S. electric power generators, 66% was from export markets, comprising 12%, 35% and 19% from power generators, industrial and metallurgical customers, respectively, and 3% was from other domestic customers. During the year ended December 31, 2023, approximately 27% of our coal revenue was from U.S. electric power generators, 71% was from export markets, comprising 16%, 40% and 15% from power generators, industrial and metallurgical customers, respectively, and 2% was from other domestic customers.
We made sales to approximately 110 customers from our coal operations during the past two years. During the year ended December 31, 2025, no customers comprised over 10% of our total sales. During the year ended December 31, 2024, two customers each comprised over 10% of our total sales, aggregating approximately 22% of our total sales.
Similarly, prior to the Merger, Arch marketed its metallurgical and thermal coal to domestic and foreign steel producers, domestic and foreign electric power generators, and other industrial facilities. For the year ended December 31, 2024, Arch derived approximately 16% of its total coal revenues from sales to its three largest customers.
Coal Contracts and Pricing
We sell coal to an established customer base through opportunities as a result of strong business relationships or through a formalized bidding process. Contract volumes range from a single shipment to multi-year agreements for millions of tons of coal. In the ordinary course of business, we make efforts to renew or extend contracts scheduled to expire. Although there are no guarantees, we generally have been successful in renewing or extending contracts in the past.
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
The volume of coal to be delivered is specified in each of our coal contracts. Although the volume to be delivered under the coal contracts is stipulated, the parties may vary the timing of the deliveries within specified limits. Coal contracts typically contain force majeure provisions allowing for the suspension of performance by either party for the duration of certain force majeure events. Force majeure events include, but are not limited to, unexpected significant geological conditions or natural disasters. Depending on the language in the contract, some contracts may terminate upon continuance of an event of force majeure that extends for a period greater than three to 12 months.
Of our 2025 sales tons, approximately 28% were sold to export markets and 72% were sold to domestic customers. Of our 2025 sales tons, 73% were sold in the electric power generation market, 16% were sold in the industrial market and 11% were sold in the metallurgical market.
The prices we are able to achieve in the domestic thermal market depend on a number of factors, including (i) the supply-demand balance for our products, (ii) prices for other competing sources of energy used for electric power generation, such as natural gas, (iii) power prices in the regions we serve, (iv) prices for coals from other basins that compete in these same regions and (v) pricing under our longer-term contracts, which may have been entered into under different market conditions. Natural gas prices, coupled with increased capacity from new natural gas combined-cycle power plants and renewable energy sources, put pressure on power prices and on the demand for coal-fired electric power generation. These factors can affect the prices that we are able to achieve in the domestic thermal markets.
Similarly, imbalances in global supply and demand for energy fuels can cause substantial variability in pricing in the export markets we serve, which include industrial, metallurgical and electric power generation applications. The prices we are able to achieve in these export markets depend on a number of factors, including (i) the supply-demand balance of seaborne thermal coal, specifically high calorific value coals, (ii) the supply-demand balance of seaborne metallurgical coal, (iii) prices for other competing sources of energy used in certain industrial applications, such as petroleum coke and metallurgical coal, (iv) prices for other competing sources of energy used for electric power generation, such as natural gas, (v) prices for other export coals that compete in these same markets and (vi) pricing under our longer-term contracts, which may have been entered into under different market conditions.
Distribution
Coal is transported from the Company’s mining operations to customers predominantly by railroad cars and ocean vessels. Most customers coordinate their own transportation. For the remaining customers, our sales and logistics specialists negotiate freight and equipment agreements with various transportation suppliers, including railroads, barge lines, terminal operators, ocean vessel brokers and trucking companies.
Seasonality
Our business has historically experienced limited variability in its results due to the effect of seasonal changes. Demand for coal-fired electric power can increase due to unusually hot or cold weather as power consumers use more air conditioning or heating, respectively. Conversely, mild weather can result in weaker demand for our thermal coal. Adverse weather conditions, such as blizzards or floods, can impact our ability to transport coal with our overland conveyor systems and by rail.
Competition
The coal industry is highly competitive, with numerous producers selling into all markets that use coal. There are numerous large and small producers in all coal-producing basins of the U.S., and we compete with many of these producers, including those who export coal abroad. Potential changes to international trade agreements, trade concessions and tariffs or other political and economic arrangements may benefit coal producers operating in countries other than the U.S. We may be adversely impacted on the basis of price or other factors compared to companies that in the future may benefit from favorable foreign trade policies or other arrangements. In addition, coal is sold internationally in U.S. dollars and, as a result, general economic conditions in foreign markets and changes in foreign currency exchange rates may provide our international competitors with a competitive advantage. If our competitors’ currencies decline against the U.S. dollar or against our international customers’ local currencies, those competitors may be able to offer lower prices for coal to our customers. Furthermore, if the currencies of our overseas customers were to significantly decline in value in comparison to the U.S. dollar, those customers may seek decreased prices for the coal we sell to them. Consequently, currency fluctuations could adversely affect the competitiveness of our coal in international markets, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The most important factors on which we compete are coal price, coal quality and characteristics, transportation costs and reliability of supply. Demand for coal and the prices that we will be able to obtain for our coal are closely linked to coal consumption patterns of international coal consumers and the domestic electric power generation industry. These coal consumption patterns are influenced by many factors that are beyond our control, including demand for cement and steel manufacturing, demand for electricity, which is significantly dependent upon economic activity and summer and winter temperatures, government regulation, technological developments and the location, quality, price and availability of competing fuel sources.
Indirect competition for sales of thermal coal from natural gas-fired power plants that are relatively more efficient, less expensive to construct and less difficult to permit than coal-fired power plants has the most potential to displace a significant amount of coal-fired electric power generation in the near term, particularly older, less efficient coal-fired electric power generators. Federal and state mandates for increased use of electricity derived from renewable energy sources can also affect demand for our coal. Such mandates, combined with falling costs for wind and solar energy technologies and other incentives to use renewable energy sources, such as tax credits, have made alternative fuel sources more competitive with coal. Additionally, competition for production of steel from non-coal sources, including electric arc furnaces or other alternative processes, or competition for production of cement from other sources, including petroleum coke, may limit demand for our product.
Human Capital Management
As of December 31, 2025, Core and its subsidiaries had 4,850 employees, of which 39 Core Marine Terminal employees were represented by a collective bargaining agreement. We believe our efforts in managing our workforce have been effective, evidenced by a strong culture and a good relationship between the Company and our employees.
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
Talent. Through our long operating history and experience with technological innovation, we appreciate the importance of retention, growth and development of our employees. Our approach to talent is to both develop talent from within and supplement with external hires. We believe this method has yielded loyalty and commitment in our employee base, which in turn grows our business, while at the same time, adding new employees and external ideas supports a continuous improvement mindset and contributes to our goals of having a diverse and inclusive workforce. We believe that having approximately 39% of the Company’s workforce with at least ten years of company service, coupled with our average voluntary retention rate of 87% as of December 31, 2025 reflects the engagement of our employees.
Total Rewards. Our employees are critical to the success of our Company. As such, we offer market-competitive total rewards programs for our employees in order to attract and retain superior talent. In addition to competitive base wages, the Company has additional programs, which include bonus opportunities, a Company-matched 401(k) plan, healthcare and insurance benefits, health savings spending accounts, paid time off, family leave, flexible work schedules, employee wellness programs and employee assistance programs.
Employee Development. The Company provides its employees with tools and development resources to enhance their skills and careers at the Company, including (i) encouraging employees to discuss their professional development and identify interests or possible cross-training areas during annual performance reviews with their supervisors, (ii) providing a tuition aid program for educational pursuits related to present work or possible future positions, (iii) providing talent review and succession planning and (iv) providing opportunities for on-the-job growth through stretch assignments or temporary projects outside of an employee’s typical responsibilities.
Laws and Regulations
Overview
Our coal mining operations are subject to various federal, state and local environmental, health and safety regulations. Regulations relating to our operations require us to obtain permits and other licenses; reclaim and restore our properties after mining operations have been completed; store, transport and dispose of materials used or generated by our operations; manage surface subsidence from underground mining; control water and air emissions; protect wetlands and endangered plants and wildlife and ensure employee health and safety. Furthermore, the electric power generation industry, steel production industry and other users of our coal are subject to extensive regulation regarding the environmental impact of their activities, which could affect demand for our coal.
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
In addition, independent of the regulatory process, presidential administrations could issue executive orders or other presidential directives having the force of law that could immediately impact our business or our customers’ businesses. As part of a broad deregulatory strategy since taking office, President Trump has issued several executive orders aiming to suspend, revise or rescind regulatory actions from the prior administration. For example, on January 20, 2025, President Trump issued Executive Order 14154 “Unleashing American Energy” that directs all federal agency heads to identify any agency actions that “impose an undue burden on the identification, development, or use of domestic energy resources.” On March 12, 2025, the U.S. Environmental Protection Agency (“EPA”) announced its intention to take a variety of deregulatory actions to implement the administration’s environmental and energy policies (the “Rollback Plan,” discussed below). The ultimate effect of these actions may not be predictable, as various associated regulations are still in development or subject to public notice, extensive comment or judicial review.
The following is a summary of the more significant existing environmental and worker health and safety laws and regulations to which we or our customers’ business operations are subject and for which compliance may have a material adverse effect on our business, results of operations, financial condition or demand for our coal. See Item 1A. “Risk Factors” included in this Report for additional discussion regarding laws and regulations affecting our business, operations and industry.
Environmental Laws
Clean Air Act. The U.S. federal Clean Air Act (“CAA”) and corresponding state and local laws and regulations affect multiple aspects of our business, both directly and indirectly. The CAA directly impacts our coal mining and coal export operations through permitting and emission control requirements for the construction, operation, modification or expansion of certain facilities, including our mines, coal preparation plants and export terminal operations. In certain cases, if emissions have the potential to exceed major source thresholds established by the EPA, an operating permit under Title V of the CAA is required to operate. To comply with emissions limits or other compliance requirements under Title V, we may be required to install capital-intensive pollution control devices, incur expenses associated with the purchase of emissions credits or curtail production. Such requirements could have a material adverse effect on our business, financial condition and results of operations.
Indirectly, the CAA affects the U.S. coal industry by extensively regulating the air emissions of coal-fired power plants or other industrial facilities operated by our customers. Coal impurities are released into the air when coal is burned, and the CAA regulates specific emissions, such as sulfur dioxide, nitrogen oxides, particulate matter, mercury and other substances, produced during that process. In addition, CAA programs such as Maximum Achievable Control Technology (“MACT”) emission limits for Hazardous Air Pollutants (“HAPs”), the Regional Haze Program, New Source Review permitting requirements and other federal rulemakings may directly or indirectly affect our operations. Such regulations restricting emissions from coal-fired power plants or other industrial facilities could increase the costs of operating and affect demand for coal as a fuel source, therefore potentially affecting the volume of our sales. Moreover, additional environmental regulations increase the likelihood that existing coal-fired power plants will be decommissioned or replaced with alternative sources of fuel and reduce the likelihood that new coal-fired power plants will be built in the future.
Mercury and Air Toxics Standards Rule. In 2012, the EPA promulgated a rule establishing National Emission Standards for Hazardous Air Pollutants (“NESHAP”) for new and existing coal- and oil-fired electric generating units (“EGUs”). The EPA’s 2012 Mercury and Air Toxics Standards rule (“2012 MATS Rule”) imposed MACT emissions limitations on Hazardous Air Pollutants, such as mercury, acid gas HAPs, HAP metals and organic HAPs, for applicable facilities. Following multiple regulatory actions, in May 2024, the EPA finalized amendments to the NESHAPs for coal- and oil-fired EGUs, further restricting emissions limitations and establishing a compliance date of July 8, 2027. In April 2025, President Trump signed a proclamation exempting certain sources from compliance with the 2024 MATS amendments for a period of 2 years. In June 2025, the EPA proposed a rule to repeal the 2024 MATS amendments, reverting certain emission standards and compliance requirements to those established in the 2012 MATS Rule.
National Ambient Air Quality Standards. The CAA requires the EPA to set National Ambient Air Quality Standards (“NAAQS”) for six “criteria pollutants” (including particulate matter (“PM”), nitrogen oxides (“NOx”), ozone, sulfur dioxide (“SO2”), lead and carbon monoxide) considered harmful to public health and the environment. The EPA must review these standards every five years. Areas that are not in compliance with the NAAQS are considered “non-attainment areas.” The designation of new non-attainment areas could prompt local changes to permitting or emissions control requirements, as prescribed by federally mandated state implementation plans (“SIPs”) that require emission source identification and emission reduction plans, which may include significant investment in emissions control technologies associated with our or our customers’ operations. Related to the PM NAAQS, the EPA published a final rule lowering the standard for fine particulate matter (“PM2.5”), which became effective in May 2024 and is subject to ongoing litigation in the D.C. Circuit Court of Appeals. As part of the Rollback Plan, the EPA announced it would reconsider the May 2024 PM2.5 rule, and in November 2025, the EPA filed a motion requesting the D.C. Circuit to vacate the rule. Review proceedings for NOx and ozone have also been announced and are in preliminary phases.
Cross State Air Pollution Rule (“CSAPR”) and Good Neighbor Plans. The CSAPR was finalized in 2011 to satisfy the “good neighbor” provisions of the CAA, which require upwind states to eliminate their contributions to downwind states’ non-attainment of the NAAQS. In February 2023, the EPA issued its final disapproval of SIPs submitted by 21 states to address interstate air pollution in furtherance of attaining the 2015 Ozone NAAQS. The EPA’s SIP disapprovals were challenged by several states in the respective jurisdictions’ federal court of appeals, and litigation is ongoing in most cases.

Following the SIP disapprovals, in March 2023, the EPA published the Good Neighbor Plan Federal Implementation Plan (“FIP”) for the 2015 Ozone NAAQS. The rule relies, in part, on a NOx allowance trading program and requires operation of existing, and installation of new, emissions control technologies for EGUs and other industrial sources. Upwind states challenged the FIP, and the Supreme Court issued a decision temporarily blocking its implementation while litigation is ongoing. In November 2024, the EPA issued an interim final rule that imposed a nationwide administrative stay on the Good Neighbor Rule. Separately, in June 2025, the Supreme Court issued its decision that the proper venue for challenging the EPA’s denial of SIPs is the associated regional circuit court. As part of the Rollback Plan, the EPA announced its intention to reconsider the Good Neighbor Plan.
Emission Guidelines for Greenhouse Gas Emissions from Existing Fossil Fuel-Fired Electricity Utility Generating Units under CAA Sections 111(d) and 111(b). In May 2024, the EPA published a suite of final rulemakings under CAA sections 111(d) and 111(b) establishing the National Pollutant Discharge Permit System for greenhouse gas (“GHG”) emissions from existing and new fossil fuel-fired EGUs, respectively. The final rule, referred to as the “Clean Power Plan 2.0,” replaced the Affordable Clean Energy rule, which was vacated and remanded to the EPA by the D.C. Circuit in 2021.
For existing coal-fired EGUs in operation on or after January 1, 2039, the rule requires EGUs to be equipped with Carbon Capture and Storage (“CCS”) with 90% capture on or before January 1, 2032. For coal-fired EGUs that will cease operations by January 1, 2039, the rule requires compliance with a numeric emission rate based on 40% co-firing natural gas with coal on or before January 1, 2030. Coal-fired EGUs planning to permanently cease operations before January 1, 2032 would not be subject to emissions guidelines.
To achieve compliance, our customers could be required to incur substantial capital investment and increased operating costs. Alternatively, EGU owners and operators may accelerate the closure of existing power plants or agree to curtail their use. The suite of rules was challenged and is subject to ongoing litigation before the D.C. Circuit. In October 2024, the Supreme Court denied emergency applications to stay the rule while litigation is ongoing. In June 2025, the EPA published a proposed rulemaking repealing GHG emissions standards for fossil fuel-fired EGUs established by the Clean Power Plan 2.0.
Global Climate Change
Our customers’ consumption of the coal we produce results in the emission of GHGs, particularly carbon dioxide (“CO2”). To date in the U.S., no legislation to comprehensively regulate global climate issues and GHG emissions has been signed into law. In August 2025, the EPA published a proposed rulemaking to rescind findings published in 2009 that concluded GHG emissions pose an endangerment to public health and the environment. If finalized, the EPA would lack statutory authority under Section 202(a) of the Clean Air Act to prescribe standards for GHG emissions.
During coal mining operations, GHG emissions are primarily tied to combustion of fuel from mining equipment used in production, consumption of electricity and the ventilation of methane from our coal mines to promote a safe working environment for our miners underground. Since 2011, the EPA has required active underground coal mines and certain support facilities exceeding a minimum GHG emission threshold, including our operations, to report annual emissions to the EPA under the GHG Mandatory Reporting Rule (“MRR”). In September 2025, the EPA published a proposed rule to permanently repeal the MRR for certain source categories, including underground coal mines.
Separately, federal, state and international jurisdictions have proposed or enacted laws and regulations requiring companies to disclose climate-related risks, certain climate-related financial metrics, an accounting of direct and indirect GHG emissions and details of climate change targets and goals. For example, on March 6, 2024, the Securities and Exchange Commission (“SEC”) adopted final rules requiring registrants to disclose certain climate-related information in their registration statements and annual reports. The rule has been stayed pending litigation; however, the Eighth Circuit has held the litigation in abeyance pending the SEC’s defense of the rule or undertaking of a formal rulemaking to withdraw the rule. Similar rules, such as those adopted in California and the European Union, impose reporting obligations related to climate-related metrics and impacts. Calculation of some GHG emissions can involve uncertainty and lack precision because of the absence of reliable inputs or methods to perform such calculations, which could give rise to litigation risk. While the California rules are subject to litigation, regulators are continuing to prepare for implementation; as such, we are unsure of the ultimate fate of these rules or the potential effects on the Company.
In the absence of sweeping federal legislation on GHG emissions in the U.S., a number of states, governors, mayors and businesses have committed to broad goals for GHG reductions or requirements to deploy carbon-free or renewable sources of electricity. Such goals include those announced by multiple domestic utilities, including some of our customers, pledging to substantially reduce or to achieve net zero GHG emissions or to increase generating capacity from renewable sources. These goals could ultimately affect the demand and prices for our coal as these customers seek to achieve such goals over time.

In addition, certain states have enacted requirements for utilities to provide a minimum percentage of power from renewable sources or mandatory cap-and-trade initiatives, seeking to limit CO2 emissions annually, in order to achieve a prescribed long-term emissions reduction target. In cap-and-trade scenarios, electric power generators or other GHG emitters are required to purchase allowances, available through auction or a secondary market, that are equal to one ton of CO2 emissions, thereby increasing the cost of electric power generation and incentivizing the power generator to limit their CO2 emissions by combusting fewer fossil fuels, including coal.
Taking a different approach, in 2024, the states of New York and Vermont passed legislation requiring fossil fuel companies to make contributions to state managed “climate superfunds” established to finance the cost of repairs and upgrades to public infrastructure in response to severe weather and other climatic events. Analogous “climate superfund” legislation has also been proposed in multiple states, including California, Connecticut, Hawaii, Maryland, Massachusetts, New Jersey, Oregon, Rhode Island and Virginia. Modeled after the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), the climate superfunds retroactively impose strict liabilities on fossil fuel companies determined to be responsible for GHG emissions over defined time periods and quantitative thresholds, potentially exposing businesses to substantial financial liabilities associated with historical pollution. Similarly in 2024, legislation proposing to establish the “Fossil Fuel Transportation Fee and Mitigation Fund” was introduced in the Maryland House of Delegates. The legislation would impose a fee of 30 cents per mmBtu on companies transporting fossil fuels in Maryland and would establish the “Fossil Fuel Mitigation Fund” to support activities that reduce GHG emissions in the state. Any regulations or legislation imposing fees on the production, transportation or use of the coal we produce, or seeking damages or abatement for climate change impacts could and may have a material adverse effect on our business, financial condition and results of operations.
At both the federal and state levels, environmental organizations, third parties and regulators have challenged permitting actions associated with new fossil fuel infrastructure, power plants, pipelines and shipping terminals, citing GHG emissions or the failure to account for their climate change impacts. Challenges such as these could result in litigation, limit operational expansion efforts, create permitting delays or restrict coal shipments, any of which could materially impact production, cash flows and results of operations.
Foreign governments, including the European Union and member countries, have adopted regulations governing GHG emissions. Independent of regulation, the United Nations Framework Convention on Climate Change (“UNFCCC”) seeks to establish GHG emission reduction requirements for developed countries. The UNFCCC’s governing body, the Conference of the Parties (“COP”), meets annually to implement and refine a framework for the international Paris Agreement, a voluntary commitment to limit or reduce GHG emissions in order to limit global warming below 2 degrees Celsius from temperatures in the pre-industrial era. The U.S. has withdrawn from the Paris Agreement and, on January 7, 2026, President Trump issued an executive order calling for the withdrawal of the U.S. from the UNFCCC. However, the ultimate effect of these withdrawals is uncertain as it may incite various state and other policymakers to introduce stricter requirements.
Federal, state and international GHG and climate change initiatives, associated regulations or other voluntary commitments to reduce GHG emissions have and are expected to continue to result in (i) the decreased utilization or accelerated closure of existing coal-fired EGUs, (ii) the increased utilization of alternative fuels or generating systems, (iii) a reduction or elimination of new coal-fired power plant construction in certain countries or (iv) the advancement of technologies aimed toward replacing or minimizing the use of coal in industrial or metallurgical processes. Such initiatives and regulations could further reduce demand or prices for our coal in both domestic and international markets, could adversely affect our ability to produce coal and to develop our reserves, could reduce the value of our coal and coal reserves and may have a material adverse effect on our business, financial condition and results of operations.
Clean Water Act
The U.S. federal Clean Water Act (“CWA”) and corresponding state laws affect our coal and export terminal operations by regulating discharges into certain waters of the United States (“WOTUS”). CWA permits, issued either by the EPA or an analogous state agency, typically require regular monitoring and compliance with limitations on defined pollutants and impose related reporting requirements. Specific to the Company’s operations, CWA permits and corresponding state laws at times include, among other requirements, (i) treatment of discharges from coal mining properties and (ii) mandates to dispose of wastes at approved disposal facilities. Additional CWA requirements that could directly or indirectly affect our operations are summarized below.
Dredge and Fill Permits Under CWA Sections 401 and 404. In order to obtain a permit for certain coal mining activities, such as the construction of coal refuse areas and slurry impoundments that may result in impacts to waters of the U.S., an operator may need to obtain a permit for the discharge of fill material from the Army Corps of Engineers (“ACOE”) under Section 404 of the CWA. For specific categories of activities determined to have minimal effects, the Company may be required to comply with Nationwide Permits from the ACOE. In addition, through the CWA Section 401

Certification Program, state regulators have approval authority over federal permits authorizing activities that could impact state water quality and must certify that the activity will comply with water quality standards or other applicable requirements. In 2023, the EPA issued the CWA Section 401 Water Quality Certification Improvement Rule (the “2023 Rule”) which broadened states’ review of water quality impacts. The 2023 Rule remains in effect and is subject to litigation in the U.S. District Court for the Western District of Louisiana. In January 2026, the EPA announced a proposed rule revising the 2023 Rule, to narrow the scope of certification and standardize certain associated procedures.
Definition of Waters of the United States. The scope of regulated waters has been subject to uncertainty, with the EPA and the ACOE finalizing multiple rulemakings to define WOTUS since 2015. Ultimately, in 2023, the Supreme Court issued its decision in Sackett v. EPA, which narrowed federal jurisdiction over wetlands under the CWA to those with a continuous surface connection to bodies that are waters of the U.S. In response, the EPA and the ACOE issued a final rule revising the definition of WOTUS to conform with the Sackett decision; however, the rule was only implemented in 24 states, the District of Columbia and the U.S. Territories due to ongoing litigation. In November 2025, the Trump administration proposed a rule seeking to narrow the definition of WOTUS to “relatively permanent” waters with a “continuous surface connection.”
Water Discharge Permits. The Company must obtain permits issued pursuant to the National Pollutant Discharge Elimination System (“NPDES”) from the appropriate federal or state permitting authority under Section 402 of the CWA. These permits establish effluent limitations for discharges to receiving waters that are protective of water quality standards. For discharges to receiving waters that are classified as either high-quality or impaired, stringent restrictions are established to ensure anti-degradation and compliance with water quality standards. Permitting such discharges under NPDES could increase the cost, time and difficulty of complying with permit requirements and may warrant costly treatment that could affect our operations.
Effluent Limitations Guidelines for the Steam Electric Power Generating Industry. The 2015 Effluent Limitations Guidelines and Standards (“ELG”) rule established the first federal limits on the levels of toxic metals in various power plant wastewater discharges and set zero-discharge requirements for certain waste streams. Revisions to the 2015 ELG rule were published in October 2020 (“Reconsideration Rule”) and established a voluntary incentive program which provides power plants until December 31, 2028 to (i) retire or (ii) implement changes required to achieve compliance with stringent effluent limits and standards. In May 2024, the EPA published the final Supplemental ELG Rule, further restricting the ELGs established by the Reconsideration Rule, incorporating limitations for additional waste streams and establishing procedural requirements for affected facilities to demonstrate permanent cessation of coal combustion or permanent retirement. The 2024 Supplemental ELG Rule was challenged in the Eighth Circuit Court of Appeals. Most recently, on December 31, 2025, the EPA published a final rule extending the deadline to December 31, 2031 for coal-fired power plants electing to permanently cease coal combustion by 2034. It also extended the deadlines to achieve compliance for certain waste streams by five years from December 31, 2029 to December 31, 2034. The final rule provides additional flexibility to prevent the premature retirement of coal-fired EGUs.
Other Environmental Laws and Regulations
Surface Mining Control and Reclamation Act. The U.S. federal Surface Mining Control and Reclamation Act (“SMCRA”) establishes minimum extraction, environmental, reclamation and closure standards for mining activities. While SMCRA is a comprehensive statute, it does not supersede other major statutes, such as the CAA, CWA, Endangered Species Act and other statutes discussed herein. To facilitate mining activities, operators must obtain SMCRA permits and permit renewals from the U.S. Office of Surface Mining or the applicable state agency. The timing of SMCRA permit issuance is largely at the discretion of the regulatory authorities and is often related to the size and complexity of the operation for which approval is sought. In addition, numerous other permits from applicable federal, state or local authorities are required to conduct mining operations. Timing of permit issuance can also be influenced by public engagement in the permitting process, such as through comment, hearings or legal interventions, which could affect our operations. Permits can also be delayed, refused or revoked if any entity under common ownership or control has unabated permit violations, including the mining and compliance history of officers, directors and principal owners of the entity seeking permit approval. Under the laws applicable to our operations, substantial fines and penalties, including suspension or revocation of permits, and in severe cases, criminal sanctions, may be imposed for failure to comply.
Under federal and state laws, including SMCRA, we are required to obtain surety bonds or other acceptable security to secure payment of our long-term obligations, including mine closure and reclamation, mine water treatment, federal and state workers’ compensation costs, coal leases or other miscellaneous obligations. Surety bonds are typically renewable on a yearly basis, and it is possible that surety bond issuers may refuse to renew bonds or may demand additional collateral. Over the past few years, the surety markets have been increasingly challenging, particularly for coal companies. We have experienced rising premiums, reduced coverage and fewer providers willing to underwrite policies and surety bonds. Terms have become generally unfavorable, including increases in the amount of collateral required to secure surety bonds. However, more recently, we have seen insurance rates and collateral requirements stabilize and even decrease on certain lines of coverage, as new insurance carriers have entered the market, although there is no assurance that this stabilization or decrease will be sustained or continued. Any failure to maintain, or our inability to acquire, surety bonds required by federal and state laws or the related collateral required by bond issuers could have a material adverse effect on our ability to produce coal, adversely affecting our business, financial condition, liquidity, results of operations and cash flows. As of December 31, 2025, we posted an aggregated $859 million in surety bonds for mine closure purposes, as well as approximately $228 million in surety bonds and letters of credit to secure other obligations including workers compensation, black lung benefits, coal leases and other obligations.
Additionally, in October 2024, the Company and the Pennsylvania Department of Environmental Protection (“PADEP”) finalized agreements to form a Global Water Treatment Trust Fund, providing an approved alternative financial assurance mechanism for 22 legacy mine water treatment systems in Pennsylvania. The Company intends to make annual contributions of $2 million until the cash balance of the fund equals 100% of the present value of future operation, maintenance and recapitalization costs for the treatment systems, currently estimated to be $74.8 million. As the cash balance of the fund grows, surety bonds associated with the treatment systems will be adjusted or released by the PADEP, thereby reducing our exposure to surety bonds and related collateral requirements. Through December 31, 2025, the Company has contributed $14.1 million to the fund, and the PADEP has approved bond reductions totaling $66.3 million.
Separately, SMCRA imposes a reclamation fee on all current mining operations, the proceeds of which are deposited in the Abandoned Mine Reclamation Fund, which is used to restore mine lands mined, closed or abandoned before SMCRA’s adoption in 1977 and to pay health care benefit costs of orphan beneficiaries of the Combined Fund created by the Coal Industry Retiree Health Benefit Act of 1992. The current fees of $0.096 per ton and $0.224 per ton for underground and surface-mined coal, respectively, became effective in October 2021. We recognized expense related to Abandoned Mine Reclamation Fund fees of $14.5 million for the year ended December 31, 2025.
Endangered Species Act. The U.S. federal Endangered Species Act (“ESA”) and other related federal and state statutes protect species that have been classified as endangered, threatened with possible extinction or other protective designations. A number of species native to our operating areas are protected under the ESA or other related laws and regulations. Protection of these species could prohibit or delay authorization of mining activities or may place additional restrictions on our operations related to timbering, construction, vegetation or water discharges. In May 2024, the U.S. Fish and Wildlife Service and the National Marine Fisheries Service (collectively, the “Services”) promulgated final regulations related to procedures for listing threatened and endangered species and agency consultation. In November 2025, the Services proposed four rules to revise rules finalized under the previous administration. Imposition of more stringent or protective measures, or designation of additional critical habitat areas, could expose our operations to additional requirements, increased operating costs or delayed approval timeframes.
Comprehensive Environmental Response, Compensation, and Liability Act. The CERCLA imposes remediation requirements related to actual or threatened releases of hazardous substances into the environment. Under CERCLA or related state laws, joint and several liability may be imposed on generators of hazardous waste, site owners and certain previous owners, waste transporters or others regardless of fault associated with the original disposal activity. Although the EPA excludes most wastes generated during coal mining and processing from hazardous waste laws, such wastes may contain hazardous substances that are governed by CERCLA if released into the environment. Our current operations, operations of our predecessors or facilities to which we have sent waste materials could be subject to liability under CERCLA.
Resource Conservation and Recovery Act. The U.S. federal Resource Conservation and Recovery Act (“RCRA”) and corresponding state laws and regulations affect coal mining by imposing requirements for the treatment, storage, transportation and disposal of certain wastes. Certain waste streams created throughout the mining process, such as coal refuse and coal cleaning wastes, are excluded from the regulatory definition of hazardous waste. Further, coal operations authorized under SMCRA are exempt from RCRA permitting requirements. Other solid, residual or hazardous waste streams generated across our operating footprint are subject to state specific regulations and designations. Waste classification, reporting and management requirements vary by state and include measures such as waste classification, reporting and handling, as well as requirements to eliminate or reduce certain waste streams, which could increase our costs, create compliance risk or expose us to long term liability.
Coal Combustion Residuals. Byproducts of coal combustion, or coal combustion residuals (“CCR”), are regulated under RCRA. In April 2015, the EPA published regulations for the disposal of CCR and classified CCR as “non-hazardous” waste. Since 2015, the EPA has made subsequent revisions to CCR requirements, including a final revised rule mandating closure of unlined impoundments, with deadlines to initiate closures between 2021 and 2028, depending on site-specific circumstances. In December 2025, the EPA announced a proposed rule to extend the closure deadline for certain CCR surface impoundments by three years until October 2031. Due to the combined effect of the Trump administration’s rollback of the CCR and ELG regulations discussed above, the retirement date for certain coal-burning power plants could be extended and may positively impact the demand for our coal.

National Environmental Policy Act. The National Environmental Policy Act (“NEPA”) requires federal agencies to complete certain assessments of environmental impacts of certain proposed “major federal actions,” which includes various permitting decisions. NEPA analysis can be time-consuming and require additional compliance costs. Additionally, various environmental activists have historically used NEPA to challenge and stall projects they oppose, which could adversely impact our operations. While there have been various proposals to revise the scope of NEPA or limit associated reviews, we are unsure whether such proposals will be adopted or of their ultimate impact on our operations.
Other Environmental Regulations. We are required to comply with other federal, state and local environmental laws in addition to those discussed above. These laws include, for example, the Safe Drinking Water Act, the Emergency Planning and Community Right to Know Act, the Toxic Release Inventory and the rules governing the use and storage of explosives regulated by the U.S. Bureau of Alcohol, Tobacco and Firearms and the Department of Homeland Security. We are also subject to state specific laws, regulations and guidelines that impose strict compliance and operating requirements. For example, where we are required to plug oil and natural gas wells to facilitate underground mining activities, we must comply with laws such as the Pennsylvania Oil and Gas Act, the Pennsylvania Coal and Gas Resource Coordination Act and other related regulatory requirements. Compliance with these or other state specific requirements across our operations could increase costs or impact production, thereby having a material adverse effect on our business, financial condition and results of operations.
Health and Safety Laws
Mine Safety. Legislative and regulatory changes have required us to purchase additional safety equipment, construct stronger seals to isolate mined-out areas and engage in additional training. We have also experienced more aggressive inspection protocols, and with new regulations, the volume of civil penalties has increased. Recent actions taken by federal and state governments include requiring:
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
In September 2015, the Mine Safety and Health Administration (“MSHA”) published proposed rules for underground coal mining operations concerning proximity detection systems for coal hauling machines and scoops. The rulemaking record for this proposed rule was closed in December 2016, but in January 2017, MSHA published a notice reopening the record and extending the comment period for this proposed rule for 30 days. MSHA has not issued a final rule regarding these proposed rules.
The final rule for respirable crystalline silica took effect on June 17, 2024. This final rule establishes a uniform permissible exposure limit (“PEL”) for respirable crystalline silica of 50 micrograms per cubic meter of air (µg/m³) over a full shift, calculated as an 8-hour time-weighted average (“TWA”) for all miners and requires operators to continue to sample if the results are above the action level of 25 µg/m³, but below the PEL within three months of the previous sample. The previous exposure limit for respirable crystalline silica during a coal miner’s shift was 100 µg/m³, reported as an equivalent full shift TWA concentration as measured by the Mining Research Establishment instrument. Mine operators are required to use laboratories accredited to ISO/IEC 17025 to analyze samples for respirable crystalline silica.
On November 26, 2025, MSHA announced it plans to “engage in limited rulemaking to reconsider and seek comments on portions of the Silica Rule.” The U.S. Court of Appeals for the Eighth Circuit required MSHA to provide an update on its rulemaking efforts by February 2, 2026. Ongoing litigation may continue the stay of the rule’s implementation for an unknown period of time.
Black Lung Legislation. Under federal black lung benefits legislation, each coal mine operator is required to make payments of black lung benefits or contributions to:
•current and former coal miners totally disabled from black lung disease;
•certain survivors of miners who have died from black lung disease; and
•a trust fund established by the U.S. Department of the Treasury known as the Black Lung Disability Trust Fund (the “trust fund”) for the payment of benefits and medical expenses to claimants whose last mine employment was before January 1, 1970, where no responsible coal mine operator has been identified for claims (where a miner’s last coal employment was after December 31, 1969), or where the responsible coal mine operator has defaulted on the payment of such benefits. The trust fund is funded by an excise tax on U.S. production of coal, at a rate of up to $1.10 per ton for deep mined coal and up to $0.55 per ton for surface-mined coal, neither amount to exceed 4.4% of the gross sales price. The Company recognized expense related to the Black Lung Excise Tax of $40.8 million, $11.0 million and $10.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.
In December 2021, the U.S. Government Accountability Office (“GAO”) published a report entitled “Black Lung Benefits Program: Continued Inaction on Coal Operator Self-Insurance Increases Financial Risk to Trust Fund.” This report notes that the U.S. Department of Labor (“DOL”) took certain steps to improve its oversight of self-insured coal mine operators, but these efforts were complicated by the COVID-19 pandemic. The GAO states in the report that the DOL has not taken necessary action to prevent additional benefit liabilities from being transferred to the trust fund and recommends that the DOL act on recommendations made in 2020. In January 2023, the DOL’s Office of Workers’ Compensation Programs (“OWCP”) issued a Notice of Proposed Rulemaking to update its regulations authorizing coal producers to self-insure and for determining appropriate security amounts and announced that it plans to solicit public comments for that proposal. A change in requirements for security posted for coal operator self-insurance could result in the Company being required to post additional security for its obligations.
In December 2024, the OWCP issued a final rule revising the regulations under the Black Lung Benefits Act related to self-insurance by coal mine operators. Under the new standard, self-insured coal mine operators are required to post additional security for the Black Lung benefit liabilities. The final rule requires a security amount equal to 100% of a self-insured operator’s projected black lung liabilities. The rule became effective on January 13, 2025, and operators were required to remit the increased security amount within one year. The final rule, including any assessments, is subject to appeal. In February 2025, the Company received letters from the OWCP that additional guidance regarding the final rule will be provided at a future date.
The Patient Protection and Affordable Care Act (“PPACA”) made two changes to the Federal Black Lung Benefits Act. First, it provided changes to the legal criteria used to assess and award claims by creating a legal presumption that miners are entitled to benefits if they have worked at least 15 years in underground coal mines, or in similar conditions, and suffer from a totally disabling lung disease. To rebut this presumption, a coal company would have to prove that a miner did not have black lung or that the disease was not caused by the miner’s work. Second, it changed the law so black lung benefits will continue to be paid to dependent survivors when the miner passes away, regardless of the cause of the miner’s death. The changes have increased the cost to us of complying with the Federal Black Lung Benefits Act. In addition to the federal legislation, we are also liable under various state statutes for our portion of black lung claims.
Ownership of Coal Rights
The Company acquires ownership or leasehold rights to coal properties prior to conducting operations on those properties. As is customary in the coal industry, we initially conduct a summary review of the title to coal rights that are not in our development plans but which we believe we control at the time of acquisition or as part of a review of our land records to determine control of coal rights. Prior to the commencement of development operations on coal properties, we conduct an additional title examination and perform curative work with respect to significant defects. We generally will not commence operations on a property until we have cured any material title defects on such property. We are typically responsible for the cost of curing any title defects. We have completed title work on substantially all of our coal producing properties and believe that we have satisfactory title to our producing properties in accordance with standards generally accepted in the industry.
Available Information
We maintain a website at www.corenaturalresources.com. We will make available, free of charge, on this website our future annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are available, electronically filed with, or furnished to the SEC, and are also available on the SEC’s website, www.sec.gov. We also use our website to publish information which may be important to investors, such as presentations to analysts.

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
•volatility and wide fluctuation in coal prices based upon a number of factors beyond our control including future plans to eliminate coal-fired electric power generation facilities, oversupply relative to the demand available for our products, weather and the price and availability of alternative fuels and technologies;
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
•the risk of our debt agreements, our debt, access to capital markets and changes in interest rates affecting our operating results and cash flows;
•retaliatory tariffs by our trading partners on the price of coal we receive; and
•tariffs on the cost of supplies we procure from overseas vendors or that include foreign components.
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
•disruption of the Company’s business relationships due to uncertainty associated with the Merger;
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
Weakness in the economic conditions of any of the industries we serve or that are served by our customers could adversely affect our business, financial condition, results of operations, cash flows and liquidity in a number of ways. For example:
•demand for electricity in the U.S. is impacted by industrial production, which, if weakened, would negatively impact the revenues, margins and profitability of our coal business;
•demand for metallurgical coal depends on coke and steel demand in the U.S. and globally, which, if weakened, would negatively impact the revenues, margins and profitability of our metallurgical coal business or our thermal coal as higher priced high-volatile metallurgical coal;
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
Prices for coal are volatile and can fluctuate widely based upon a number of factors beyond our control including oversupply relative to the demand available for our coal, weather, the price and availability of alternative fuels and technologies and plans by electric power generators to shut down or move away from coal-fired generation. A substantial or extended decline in the prices we receive for our coal will adversely affect our business, results of operations, financial condition and cash flows.
Our financial results are significantly affected by the prices we receive for our coal and depend, in part, on the margins that we receive on sales of our coal. Our margins reflect the price we receive for our coal over our cost of producing and transporting our coal. Prices and quantities under our multi-year sales contracts are generally based on expectations of future coal prices at the time the contract is entered into, renewed, extended or re-opened. The expectation of future prices for coal depends upon many factors. In addition, demand can fluctuate widely due to a number of matters beyond our control, including:
•the market price for coal;
•changes in the consumption pattern of industrial consumers, electric power generators and residential end-users of electricity;
•weather conditions in our markets which affect the demand for thermal coal;
•competition from other coal suppliers;
•the price and availability of alternative fuels and sources for electric power generation, especially natural gas and renewable energy sources;
•with respect to thermal coal, the price and availability of natural gas and the price and supply of imported liquefied natural gas and competing sources of energy used in certain industrial applications, such as petroleum coke and metallurgical coal;
•technological advances affecting energy consumption and those related to hydrogen-based steel production;

•with respect to metallurgical coal, the overall demand for steel, which may be affected by competition for production of steel from non-coal sources, including electric arc furnaces or other processes that may use alternatives to coking as a reduction agent, which may limit demand for coking coal;
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
We depend on several major pieces of mining equipment to produce, transport and prepare our coal for our customers, including, but not limited to, longwall mining systems, continuous mining units, our preparation plants and related facilities, conveyors and transloading facilities. If any of these pieces of equipment or facilities suffered major damage or were destroyed by fire, abnormal wear, flooding, incorrect operation or otherwise, we may be unable to replace or repair them in a timely manner or at a reasonable cost, which would impact our ability to produce and transport coal and materially and adversely affect our business, results of operations, financial condition and cash flows. We procure this equipment from a concentrated group of suppliers, and obtaining this equipment often involves long lead times. Occasionally, demand for such equipment by mining companies can be high, and some types of equipment may be in short supply. Delays in receiving or shortages of this equipment or the cancellation of our supply contracts under which we obtain equipment could limit our ability to obtain these supplies or equipment. Disruptions in supply chains, increased demand and other factors have recently led to increases in these lead times and delays, which could reduce our production and therefore adversely affect our results of operations, financial condition and cash flows.
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
During the year ended December 31, 2025, approximately 69% of the coal the Company produced was sold under multi-year sales contracts. If a substantial portion of our multi-year sales contracts are modified or terminated, if force majeure clauses are exercised, or if we are unable to replace or extend the contracts or new contracts are priced at lower levels, our profitability would be adversely affected. In addition, if customers refuse to accept shipments of our coal for which they have existing contractual obligations, our revenues will decrease and we may have to reduce production at our mines until such customers honor their contractual obligations and begin accepting shipments of our coal again.
The profitability of our multi-year sales contracts to supply coal depends on a variety of factors, which vary from contract to contract and fluctuate during the contract term, including our production costs and other factors. Price changes, if any, provided in long-term supply contracts may not reflect our cost increases, and therefore, increases in our costs may reduce our profit margins. In addition, during periods of declining market prices, provisions in our long-term coal contracts for adjustment or renegotiation of prices and other provisions may increase our exposure to short-term coal price and electric power price volatility. As a result, we may not be able to obtain long-term agreements at favorable prices compared to either market conditions, as they may change from time to time, or our cost structure, which may reduce our profitability.
We have customer concentration, so the loss of, or significant reduction in, purchases by our largest coal customers could adversely affect our business, financial condition, results of operations and cash flows.
A significant portion of our coal is sold in the export market, and we remain somewhat exposed to risks associated with a concentrated customer base both domestically and globally. There are inherent risks whenever a significant percentage of total revenues is concentrated with a limited number of customers. Revenues from our largest customers may fluctuate from time to time based on numerous factors, including market conditions, which may be outside of our control. If any of our largest customers experience declining revenues due to market, economic or competitive conditions, we could be pressured to reduce the prices that we charge for our coal, which could have an adverse effect on our margins, profitability, cash flows and financial position. If any customers were to significantly reduce their purchases of coal from us, including by failing to buy and pay for coal they committed to purchase in sales contracts, our business, financial condition, results of operations and cash flows could be adversely affected.
Our ability to collect payments from our customers could be impaired if their creditworthiness deteriorates.
Our ability to collect payments from our customers for coal sold and delivered could be impaired if their creditworthiness declines or if they fail to honor their contracts. If the creditworthiness of a significant customer declines or the customer significantly delays payments to us, our business, cash flows and financial condition could be materially and adversely affected. If we determine that a customer is not creditworthy, we may be able to withhold delivery under the customer’s coal sales contract. However, if this occurs, we may decide to sell the customer’s coal on the spot market, which may be at prices lower than the contracted price, or we may be unable to sell the coal at all. Furthermore, if customers refuse to accept shipments of our coal for which they have an existing contractual obligation or if we terminate a relationship with a significant customer due to credit risks, our revenue could decrease materially and we may have to reduce production at our mines until our customers’ contractual obligations are honored or we are able to replace a significant customer. In addition, our borrowing capacity under our receivables financing arrangement could be reduced if we experience prolonged and significant delays in payments by one or more material customers.
Also, our customer base may change if domestic utilities sell their power plants to their non-regulated affiliates or third parties that may be less creditworthy, thereby increasing the risk we bear for customer payment default. Some power plant owners may have credit ratings that are below investment grade or may become below investment grade after we enter into contracts with them. Furthermore, our metallurgical customers operate in a highly competitive and cyclical industry where their creditworthiness could deteriorate rapidly.
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
We face risks related to our pursuit of new lines of business, such as those involving sustainable innovations and rare earth minerals.
We have pursued, and will continue to pursue, a variety of new lines of business, including alternative and innovative uses of coal led by our subsidiary, CONSOL Innovations LLC, including, but not limited to, products with aerospace, defense, battery and building product applications, and potential new lines of business involving rare earth elements (“REEs”). Additional information regarding these new lines of business can be found in “Our Strategy” in Item 1 of this Report. Pursuing new lines of business subjects us to a number of material risks, including, but not limited to:
•the possibility that we may invest significant time and resources in our attempts to pursue new lines of business that may never be profitable;
•exposure to new laws and regulations with which we are not familiar and which may lead to increased litigation and regulatory risk;
•unanticipated liabilities or contingencies;

•difficulty in hiring personnel or acquiring the know-how needed to operate any new line of business; and
•failure of our management team to successfully manage new and shifting risk considerations, compliance obligations, competitors or market preferences.
In particular, as we continue to evaluate a potential new line of business involving REEs, our strategy may include expanding into the exploration, development, extraction, processing, separation, or commercialization of REEs and related downstream activities. These initiatives are subject to significant uncertainty and may require substantial capital investment, specialized technical expertise, proprietary or emerging processing technologies and extensive regulatory approvals. Volatility in commodity pricing and other market dynamics, competition from established participants and fluctuations in demand for REEs may adversely affect the economic viability of such new lines of business.
In addition, REE deposits often present complex mineralogy, low concentrations and challenging metallurgy, requiring specialized beneficiation, separation and refining processes. Even where REEs are identified, the economic feasibility of extraction and processing may be constrained by high operating and capital costs. Furthermore, recoveries of individual REEs may vary significantly, and unfavorable element mixes may reduce the overall economic value of a deposit. If the extraction, processing or sale of REEs proves to be economically unviable, we may be unable to recover any investments in REE-related initiatives, which may impact future profitability.
Decreases in coal consumption patterns for steel production, electric power generation and industrial applications could adversely affect our business.
Our business is closely linked to demand for electricity, and any changes in coal consumption by U.S. or international electric power generators would likely impact our business over the long term. According to the EIA, in 2025, the domestic electric power sector accounted for approximately 92% of total U.S. coal consumption. During the year ended December 31, 2025, the Company sold approximately 68% of its sales tons to U.S. electric power generators, and we have annual or multi-year contracts in place with many of these electric power generators for a significant portion of our future production. The amount of coal consumed by the electric power generation industry is affected by, among other things:
•general economic conditions, particularly those affecting industrial electric power demand, such as a downturn in the U.S. or international economy and financial markets;
•overall demand for electricity;
•indirect competition from alternative fuel sources for electric power generation, such as natural gas, fuel oil, nuclear, hydroelectric, wind and solar power, and the location, availability, quality and price of those alternative fuel sources;
•environmental and other governmental regulations, including those impacting coal-fired power plants;
•energy conservation efforts and related governmental policies; and
•other corporate environmental, social or governance initiatives to reduce dependency on and/or consumption of fossil fuels.
Changes in the coal industry that affect our customers, such as those caused by decreased electricity demand and increased competition, could also adversely affect our business. Indirect competition from natural gas-fired plants that are relatively more efficient, less expensive to construct and less difficult to permit than coal-fired power plants has displaced a significant amount of coal-fired electric power generation and may continue to do so in the near term, particularly older, less efficient coal-fired electric power generators. Federal and state mandates for increased use of electricity derived from renewable energy sources could also affect demand for our coal. Such mandates, combined with other incentives to use renewable energy sources, such as tax credits, could make alternative fuel sources more competitive with coal. A decrease in coal consumption by the electric power generation industry could adversely affect the price of coal, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
The metallurgical coal that we produce is sold to domestic and export customers involved in the production of steel. Any deterioration in conditions in the U.S. or foreign steel industries, including a decrease in demand for steel or concerns regarding the continued financial viability of the industry, could reduce the demand for our metallurgical coal and could adversely impact the creditworthiness of our U.S. or foreign metallurgical coal customers and our ability to receive timely payments from these customers. In addition, the steel industry’s demand for coal is affected by a number of factors, including the variable nature of that industry’s business, technological developments in the steel-making process and the availability of substitutes for steel, such as aluminum, composites or plastics. When steel prices are lower, the prices that we charge steel industry customers for our metallurgical coal may decline, which could adversely affect our financial condition, results of operations and cash flows.
Also, premium High-Vol metallurgical coal generally commands a price premium over other forms of coal because of its value in use in blast furnaces for steel production. Premium High-Vol metallurgical coal has specific physical and chemical properties that can impact the efficiency of blast furnace operation. Alternative technologies are continually being investigated and developed with a view to reducing production costs or for other reasons, such as minimizing environmental or social impact. If competitive technologies emerge or are increasingly utilized that use other materials in place of our product or that diminish the required amount of our product, such as electric arc furnaces or pulverized coal injection processes, demand and price for our metallurgical coal might fall. Many of these alternative technologies are designed to use lower quality coals or other sources of carbon instead of higher cost High-Vol metallurgical coal. Over the longer term, the emergence of competitive technologies not reliant on High-Vol metallurgical coal could reduce demand and price premiums for High-Vol metallurgical coal.
The availability and reliability of modes of transportation and transportation facilities as well as fluctuations in transportation costs could affect the demand for our coal, and any significant damage to the Core Marine Terminal or the Dominion Terminal that impacts their use could impair our ability to supply coal to our customers.
Transportation logistics play a critical role in allowing us to supply coal to our customers. Any significant delays, interruptions or other limitations on the ability to transport our coal could negatively affect our operations. Our coal is transported from our mines primarily by rail. To reach markets and end customers, our coal may also be transported by barges or by ocean vessels loaded at terminals, including our wholly-owned Core Marine Terminal as well as the Dominion Terminal, operated by DTA, in which we own a 35% interest following the Merger. Disruption of transportation services because of weather-related problems, strikes, lock-outs, terrorism, governmental regulation, third-party action or other events could temporarily impair our ability to supply coal to customers and adversely affect our profitability. For example, after a container ship struck a support column of the Francis Scott Key Bridge in Baltimore, Maryland causing it to collapse on March 26, 2024, vessel access in and out of the Core Marine Terminal, which is located in the Port of Baltimore, was suspended. Until a channel was opened to normal operations on June 10, 2024, our inability to ship coal to our customers from the Core Marine Terminal temporarily negatively impacted our business, financial condition and results of operations. In addition, transportation costs represent a significant portion of the delivered cost of coal and, as a result, the cost of delivery is a critical factor in a customer’s purchasing decision. Increases in transportation costs, including increases resulting from emission control requirements and fluctuation in the price of diesel fuel and demurrage, could make our coal less competitive. Any disruption of the transportation services we use or increase in transportation costs could have a materially adverse effect on our business, financial condition, results of operations and cash flows. Disruption in shipment levels over longer periods of time at our East Coast terminals could cause our customers to look to other sources for their coal needs, negatively affecting our revenues and results of operations.
Competition within the coal industry may adversely affect our ability to sell coal. Increased competition or a loss of our competitive position could adversely affect our sales of, or prices for, our coal, which could impair our profitability. In addition, foreign currency fluctuations could adversely affect the competitiveness of our coal abroad.
We compete with other producers primarily on the basis of price, coal quality, transportation costs and reliability of delivery. We compete with coal producers in various regions of the U.S. and with some foreign coal producers for domestic sales primarily to electric power generators. We also compete with both domestic and foreign coal producers for sales in international markets. Demand for our coal by our principal customers is affected by the delivered price of competing coals, other fuel supplies such as natural gas and petcoke, and alternative generating sources, including nuclear, natural gas, oil and renewable energy sources, such as hydroelectric, wind and solar power.
We sell coal to foreign industrial end-users, electric power generators and to the more specialized metallurgical coal market, which are significantly affected by international demand and competition. The coal industry has experienced consolidation in recent years, including consolidation among some of our major competitors. Current or further consolidation in the coal industry or current or future bankruptcy proceedings of coal competitors may adversely affect us.

In addition, increases in coal prices could encourage existing producers to expand capacity or could encourage new producers to enter the market. If overcapacity results, the prices of and demand for our coal could significantly decline, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In addition, we face competition from foreign producers that sell their coal in the export market. Potential changes to international trade agreements, trade concessions or other political and economic arrangements may benefit coal producers operating in countries other than the U.S. We may be adversely impacted on the basis of price or other factors with companies that in the future may benefit from favorable foreign trade policies or other arrangements. In addition, coal is sold internationally in U.S. dollars and, as a result, general economic conditions in foreign markets and changes in foreign currency exchange rates may provide our foreign competitors with a competitive advantage. If our competitors’ currencies decline against the U.S. dollar or against our foreign customers’ local currencies, those competitors may be able to offer lower prices for coal to our customers. Furthermore, if the currencies of our overseas customers were to significantly decline in value in comparison to the U.S. dollar, those customers may seek decreased prices for the coal we sell to them. Consequently, currency fluctuations could adversely affect the competitiveness of our coal in international markets, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Inflation could result in higher costs and decreased profitability.
The U.S., European Union and other large economies have recently experienced inflation at a rate significantly higher than recent years. While inflation has been easing, there can be no guarantee that this trend will continue. Current and future inflationary effects may be driven by, among other things, governmental stimulus and monetary policies, supply chain disruptions and geopolitical instability. This recent inflation has resulted in rising prices, including increases in freight rates, prices for energy and other costs, and has adversely impacted us and may further impact us negatively in the future. Sustained inflation could result in higher costs for transportation, energy, materials, supplies and labor. Our ability to recover inflation-driven cost increases may be constrained by the terms of our contracts, the competitive nature of the contract bidding process and the economic and industry conditions prevailing in the countries to which we sell our export coal. Significant inflation may have an adverse impact on our business, financial position, results of operations and cash flows. Inflation has also resulted in higher interest rates in the U.S., which could increase our cost of debt borrowing in the future.
A significant portion of our production is sold in international markets, and our international sales may continue to grow, which exposes us to additional risks and uncertainties.
For the years ended December 31, 2025, 2024 and 2023, approximately 56%, 66% and 71%, respectively, of our annual coal revenue was derived from customers who exported our coal outside of the U.S., and we expect that international sales will continue to account for a large portion of our revenue as we seek international expansion opportunities. The international markets are subject to a number of material risks, including, but not limited to:
•changes in a specific country’s or region’s political, economic or other conditions;
•changes in U.S. government policy with respect to certain foreign countries may inhibit export of our products and limit potential customers’ access to U.S. dollars in a country or region in which those potential customers are located;
•we may experience difficulties in enforcing our legal contracts or the collecting of foreign accounts receivable in a timely manner, and we may be forced to write off these receivables;
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
Coal contains impurities, including sulfur, mercury, chlorine and other elements or compounds, many of which are released into the air along with fine particulate matter, nitrogen oxides and carbon dioxide when it is burned. Complying with regulations on these emissions can be costly for our customers, including those in the industrial, metallurgical and electric power generation markets. In order to comply with emissions standards promulgated under the federal Clean Air Act or similar state regulations seeking to limit the emissions that are generated as a result of coal combustion, coal users could be required to install costly emissions control devices, use or purchase emissions credits or allowances, curtail operations or switch to other fuels, each of which has limitations. Because thermal coal currently accounts for a significant portion of our sales, our results could be materially affected by the extent to which our customers incur costs associated with controlling or limiting emissions from the use of coal or switch to alternative fuels. Rulemakings such as the Cross State Air Pollution Rule (“CSAPR”), the National Ambient Air Quality Standards (“NAAQS”), or the New Source Performance Standards (“NSPS”) and other Clean Air Act regulations may decrease the demand for our coal in industrial, metallurgical or electric power generation markets in the future. For more information, please see “Laws and Regulations” under Item 1 above.
Regulation to address climate change (or emissions of GHGs including carbon dioxide and methane) and uncertainty regarding such regulation may affect us directly or indirectly by increasing our operating costs, reducing the value of our coal assets and adversely impacting the market for coal.
The issue of global climate change continues to attract considerable public and scientific attention with widespread concern about the impacts of human activity (especially the emissions of GHGs such as carbon dioxide and methane). Combustion of fossil fuels, such as the coal we produce, results in the emission of carbon dioxide into the atmosphere by coal end-users, such as coal-fired power plants. Additionally, methane released during our coal mining operations is ventilated to the atmosphere in order to promote a safe working environment for our miners underground.
Numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government that are intended to limit emissions of GHGs. Foreign governments, including the European Union and member countries, have adopted regulations governing GHG emissions. Independent of regulation, the UNFCCC seeks to establish GHG emissions reduction requirements for developed countries. The UNFCCC’s governing body, the Conference of the Parties (“COP”), meets annually to implement and refine a framework for the international Paris Agreement, a voluntary commitment to limit or reduce GHG emissions in order to limit global warming below 2 degrees Celsius from temperatures in the pre-industrial era. Nevertheless, the international community has been called upon to achieve a 43% reduction in GHG emissions by 2030 (compared to 2019 levels) through actions that drive the transition away from fossil fuels in energy systems. The U.S. has withdrawn from the Paris Agreement and, on January 7, 2026, President Trump issued an executive order calling for the withdrawal of the U.S. from the UNFCCC. However, the ultimate effect of these withdrawals is uncertain, as it may incite various state and other policymakers to introduce stricter requirements.

In addition, several individual U.S. states have already adopted measures requiring GHG emissions reductions or a shift to renewable energy sources within their boundaries. Other states have elected to participate in regional cap-and-trade programs like the Regional Greenhouse Gas Initiative (“RGGI”) in the northeastern U.S. Any significant legislative changes at the international, national, state or local levels designed to reduce GHG emissions could significantly affect our ability to produce and sell our coal and develop our reserves, could increase the cost of the production and sale of coal and could materially reduce the value of our coal and coal reserves.
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
Furthermore, adoption of comprehensive legislation or regulation focusing on climate change or GHG emissions reductions for the U.S. or other countries where we sell coal, or the inability of utilities to obtain financing in connection with coal-fired power plants, may make it more costly to operate coal-fired power plants and make coal less attractive for electric utility power plants in the future. Depending on the nature of the regulation or legislation, natural gas and/or alternative energy sources could gain added economic benefits versus coal-fired power generation, especially if such regulation or legislation makes our coal more expensive as a result of increased compliance, operating and maintenance costs. Apart from actual regulation, uncertainty over the extent of regulation of GHG emissions may inhibit utilities from investing in the building of new coal-fired power plants to replace older plants or investing in the upgrading of existing coal-fired power plants. Any reduction in the amount of coal consumed by electric power generators as a result of actual or potential regulation of GHG emissions could decrease demand for our fossil fuels, thereby reducing our revenues and materially and adversely affecting our business and results of operations. Our customers may also have to invest in carbon dioxide capture and storage technologies in order to burn coal and comply with future GHG emissions standards. Although we cannot predict the ultimate impact of any legislation or regulation, it is likely that any future laws, regulations or other policies aimed at reducing GHG emissions will negatively impact demand for our coal and could also negatively affect the value of our reserves and other assets.
Additionally, if emissions of methane from coal mines are regulated in the future, we would likely be required to install additional pollution control devices, pay fees or taxes for our emissions or incur expenses associated with the purchase of emissions credits in order to continue operation. Alternatively, we may need to curtail coal production. The magnitude of impact on our operations, capital expenditures, financial condition or cash flows would be dependent on the structure of any proposed regulation and the degree of emissions reduction prescribed.
We are subject to litigation seeking to hold energy companies accountable for the effects of climate change and may be subject to additional such litigation in the future.
Increasing attention to climate change risk has also resulted in governmental investigations and private litigation by local and state governmental agencies as well as private plaintiffs in an effort to hold energy companies accountable for the effects of climate change. Other public nuisance lawsuits have been brought in the past against power, coal, oil and gas companies alleging that their operations are contributing to climate change. The plaintiffs in these suits sought various remedies, including punitive and compensatory damages and injunctive relief. While the U.S. Supreme Court held that any federal common law had been displaced by the CAA and thus dismissed the public nuisance claims against the defendants in those cases, tort-type liabilities remain a possibility and a source of concern. For instance, we have been named as a defendant in multiple lawsuits brought by the City of Baltimore, the State of Delaware, the City of Annapolis, and Anne Arundel County, Maryland seeking to hold us and other energy companies liable for the effects of climate change caused by the release of GHGs. The outcome of this litigation is uncertain, due to the range of legal theories and the various court systems in which they are taking place, including for appeals. Even if we are ultimately successful, we could incur substantial legal costs associated with defending these and similar lawsuits in the future. Government entities in other states, as well as private plaintiffs, have brought similar claims seeking to hold a wide variety of companies that produce fossil fuels liable for climate-related impacts or for insufficient disclosure of associated risks, often seeking unspecified damages and abatement under various tort theories. We have not been made a party to these other suits, but it is possible that we could be included in similar future lawsuits initiated by state and local governments as well as private claimants.

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
Certain of our coal mining operations are underground mines. Underground mining and related processing activities present inherent risks of injury or death to persons, damage to property and equipment and other potential legal or other liabilities. We also have surface mining operations that utilize explosives to remove the earth and rock covering the coal, which creates additional hazards. Our mines are subject to a number of operating risks that could disrupt operations, decrease production and increase the cost of mining at particular mines for varying lengths of time, thereby adversely affecting our operating results. In addition, if an operating risk occurs in our mining operations, we may not be able to produce sufficient amounts of coal to deliver under our multi-year coal contracts. Our inability to satisfy contractual obligations could result in our customers initiating claims against us or canceling their contracts. The operating risks that may have a significant impact on our coal operations include:
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
The occurrence of any of these risks at our coal mining operations could adversely affect our ability to conduct our operations or result in substantial loss to us, either of which could materially and adversely affect our business, financial condition, results of operations and cash flows. For example, in January 2025, the Company sealed the Leer South mine’s active longwall panel in order to extinguish isolated combustion-related activity at the mine and did not resume longwall operations until December 2025. In addition, the occurrence of any of these events in our coal mining operations which prevents our delivery of coal to a customer and which is not excusable as a force majeure event under our coal sales agreement could result in economic penalties, suspension or cancellation of shipments or ultimately termination of the coal sales agreement, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
In addition, we may not be insured or fully insured against the losses or liabilities that could arise from a significant accident in our coal operations. We may elect not to obtain insurance for any or all of these risks if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. Moreover, a significant mine accident could potentially cause a mine shutdown. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Failure to obtain or renew surety bonds on acceptable terms could affect our ability to secure reclamation and coal lease obligations and failure to obtain adequate insurance coverages could both have a material adverse effect on our business and results of operations.
Federal and state laws require us to obtain surety bonds or post letters of credit to secure performance or payment of certain long-term obligations, such as mine closure or reclamation costs, federal and state workers’ compensation costs, coal leases and other obligations. Over the past few years, the insurance and surety markets have been increasingly challenging, particularly for coal companies. We have experienced rising premiums, reduced coverage and/or fewer providers willing to underwrite policies and surety bonds. Terms have generally become more unfavorable, including increases in the amount of collateral required to secure surety bonds. However, more recently, we have seen insurance rates and collateral requirements stabilize and even decrease on certain lines of coverage, as new insurance carriers have entered the market, although there is no assurance that this stabilization or decrease will be sustained or continued. In addition, federal and state regulators are considering making financial assurance requirements more stringent and costly with respect to self-insured coal workers’ pneumoconiosis, mine closure and reclamation security amounts. Because we are required by federal and state law to have these bonds in place before mining can commence or continue, our failure to maintain surety bonds, letters of credit or other guarantees or security arrangements would materially and adversely affect our ability to mine or lease coal, and incurring additional rising costs to obtain and maintain such arrangements could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, coal and other mining companies are increasingly struggling to obtain adequate insurance coverage for their business and operations. Our failure to obtain adequate insurance coverages could have a material adverse effect on our business and results of operations. Further cost burdens on our ability to maintain adequate insurance and bond coverage may adversely impact our operations, financial position and liquidity.
Our mines are located in areas containing oil and natural gas shale plays, and we may have conflicts with competing holders of mineral rights and rights to use adjacent, overlying or underlying lands.
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
We are subject to various risks associated with scrutiny of companies’ management of ESG matters.
Certain organizations that provide corporate governance and other corporate risk information to investors and stockholders have developed scores and ratings to evaluate companies and investment funds based upon ESG or “sustainability” metrics. Currently, there are no universal standards for such scores or ratings, but companies in the energy industry, and in particular those focused on coal, natural gas or petroleum extraction and refining, often perform less well under ESG assessments compared to companies in other industries. The importance of sustainability evaluations is becoming more broadly accepted by investors and stockholders, and poor performance or perceived performance on various ESG matters could result in our securities, both debt and equity, being excluded from the portfolios of certain investment funds and investors. Additionally, many investment funds and investors are beginning to avoid securities issued by any company in the coal, natural gas or petroleum extraction or refining business, regardless of their particular ESG or sustainability score. Relatedly, banks and investment banks based both domestically and internationally have announced that they have adopted climate change guidelines for lenders. The guidelines require the evaluation of carbon risks in the financing of electric power plants which may make it more difficult for utilities to obtain financing for coal-fired power plants. The impact of such efforts may adversely affect the demand for and price of securities issued by us and impact our access to the capital and financial markets. As such, our access to capital to fund our continuing operations and growth and diversification opportunities could become more restricted. Additionally, various policymakers have adopted or are considering adopting requirements for certain disclosures or other actions regarding climate or other ESG-related matters. These regulations are not uniform, and other policymakers have advocated for positions to restrict companies’ consideration of ESG factors. Such regulations increase the cost and complexity of compliance and associated risks.
While we may publish voluntary disclosures regarding ESG matters or take other actions from time to time in an effort to improve the ESG profile of our operations or products, we cannot guarantee that these efforts will have the desired effect. For example, our voluntary disclosures may include statements based on assumptions, estimates or third-party information we believe to be reasonable, but which may be uncertain, variable or erroneous. In addition, we may commit to certain ESG initiatives over time, such as investing capital in projects and technologies to reduce our greenhouse gas emissions profile; however, we may not ultimately be able to achieve our goals or reach our commitments, either on the timeframes or costs initially anticipated or at all, due to factors within or outside of our control. Various business units or components of the Company have previously established climate change-related goals and targets. As a result of the Merger and continued efforts to harmonize policies across the new, combined company, the Company has suspended its previous goals and targets and is in the process of reevaluating those policies for the Company as a whole. However, stakeholder expectations vary and, at times, can conflict. Any failure to successfully address such expectations, including regulatory developments, may result in reputational damage, loss of customers or other adverse stakeholder engagement and an increased risk of litigation or activism, which could materially and adversely affect our business, financial condition and results of operations.
Finally, various of our customers and other stakeholders are subject to similar risks and expectations, which may augment or result in additional risks to us. For example, a part of our business plan is to regularly and rigorously evaluate opportunities for acquisitions, joint ventures and other business arrangements in the coal industry and related industries that complement our core operations. We may face greater difficulties in finding partners for such acquisitions, joint ventures or other business arrangements if these potential partners are less willing or unwilling to enter into transactions with companies that have a low ESG or sustainability score or companies that engage in fossil fuel activities, which could have a material adverse effect on our ability to expand our business, and therefore, our financial condition, results of operations and cash flows could be negatively impacted.
The Russia-Ukraine war, and sanctions brought by the U.S. and other countries against Russia, have caused significant market disruptions that may lead to increased volatility in the price of certain commodities, including oil, natural gas, coal and other sources of energy. In addition, global unrest, including conflicts and political unrest in the Middle East and Venezuela, has the potential to cause disruption to the global supply chain that could adversely affect our exports.
The extent and duration of the military conflict involving Russia and Ukraine, resulting sanctions and future market or supply disruptions in the region are impossible to predict, but could be significant and may have a severe adverse effect on the region. Globally, various governments have banned imports from Russia including commodities such as oil, natural gas and coal. In addition, there have been a series of recent armed conflicts in the Middle East involving Israel, Iran, Lebanon, Iraq, Syria and Yemen, alongside armed non-state actors including Hezbollah, Hamas and the Houthis. There is also political instability in Venezuela after the U.S. captured and extradited Venezuela’s President Nicolas Maduro. These events have caused volatility in the aforementioned commodity markets. Although the Company has not experienced any material adverse effect on its results of operations, financial condition or cash flows as a result of these events or the resulting volatility as of the date of this Report, such volatility, including market expectations of potential changes in coal prices and inflationary pressures on steel products, may significantly affect prices for our coal or the cost of supplies and equipment, as well as the prices of competing sources of energy for our electric power plant customers, like natural gas.
These conflicts, trade and monetary sanctions, as well as any escalation of these conflicts and future developments, could significantly affect worldwide market prices and demand for our coal and cause turmoil in the capital markets and generally in the global financial system. In addition, due to the increasing importance of exports to our business, a disruption in the supply chain or network we rely on to export our coal could adversely affect our business and result in lost sales and increased expenses. Our ability to export coal is dependent on third-party ocean-going container ships, rail, barge, air and trucking systems and, therefore, disruption in these logistics services because of global conflicts, including recent attacks in the Middle East on container ships, could adversely affect our financial performance and financial condition, negatively impacting sales, profitability and cash flows. Either of these risks could have a material adverse effect on our business, financial condition and results of operations, along with our operating costs, making it difficult to execute our planned capital expenditure program. Additionally, the geopolitical and macroeconomic consequences of these conflicts and associated sanctions cannot be predicted but could severely impact the world economy. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for coal-fired electricity, steel made through the use of metallurgical coal or our coal generally, causing a reduction in our revenues or an increase in our costs and thereby materially and adversely affecting our results of operations, financial condition and cash flows.
New or existing tariffs and other trade measures could adversely affect our business, results of operations, financial condition and cash flows.
New or existing tariffs and other trade measures could adversely affect our business, results of operations, financial condition and cash flows, either directly or indirectly through various adverse impacts on our significant customers. During the last several years, the U.S. Government imposed tariffs on steel and aluminum and a broad range of other products imported into the U.S. In response to the tariffs imposed by the U.S., the European Union, Canada, Mexico and China have announced tariffs on U.S. goods and services. These actions are unprecedented and have caused substantial uncertainty and volatility in financial markets. These tariffs, along with any additional tariffs or trade restrictions that may be implemented by the U.S. or retaliatory trade measures or tariffs implemented by other countries, could result in reduced economic activity, increased costs in operating our business, reduced demand and changes in purchasing behaviors for thermal and metallurgical coal, limits on trade with the U.S. or other potentially adverse economic outcomes. Changes in tariffs and trade restrictions can be announced with little or no advance notice. The adoption and expansion of tariffs or other trade restrictions, increasing trade tensions, or other changes in governmental policies related to taxes, tariffs, trade agreements or policies are difficult to predict, which makes attendant risks difficult to anticipate and mitigate. If we are unable to navigate further changes in U.S. or international trade policy, it could have a material adverse impact on our business and results of operations. Additionally, we sell coal into the export thermal market and the export metallurgical market. Accordingly, our international sales may also be impacted by the tariffs and other restrictions on trade between the U.S. and other countries. Retaliatory tariffs by regions outside the U.S. may impact the prices of our exported products and the profit realized from these exports. In addition, on November 5, 2025, the U.S. Supreme Court heard oral arguments on tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). The court may provide tariff relief and the potential recovery of amounts previously paid. We are monitoring developments in this case and its impact on our future financial statements and business. We cannot predict further developments, and such existing or future tariffs could impact trade agreements entered into by the U.S. and the wider tariff environment in which we operate or have a material adverse effect on our business, results of operations, financial condition and cash flows.
We may be unsuccessful in finding suitable joint venture partners or acquisition targets or in integrating the operations of any future acquisitions, including acquisitions involving new lines of business, with our existing operations, and in realizing all or any part of the anticipated benefits of any such acquisitions.
From time to time, we may evaluate and acquire assets and businesses that we believe complement our existing assets and business. However, our ability to grow our business through acquisitions or the entry into joint ventures may be limited by both our ability to identify appropriate acquisition or partner candidates and our financial resources, including our available cash and borrowing capacity. Additionally, the assets and businesses we acquire or in which we take an ownership stake through a joint venture may be dissimilar from our existing lines of business. Acquisitions and joint venture operations may require substantial capital or the incurrence of substantial indebtedness and potentially may not be on favorable terms. Our capitalization and results of operations may change significantly as a result of future acquisitions and joint ventures. Acquisitions, joint ventures and business expansions involve numerous risks, including the following:
•difficulties in the integration of the assets and operations of the acquired businesses;
•inefficiencies and difficulties that arise because of unfamiliarity with new assets and the businesses associated with them and new geographic areas;
•the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk;
•potential lack of control over a joint venture’s business decisions and operations; and
•the diversion of management’s attention from other operating issues.
Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined, and we may experience unanticipated delays in realizing the benefits of an acquisition. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar and may lead to increased litigation and regulatory risk. Also, following an acquisition, we may discover previously unknown liabilities associated with the acquired business or assets for which we have no recourse under applicable indemnification provisions. If a new business generates insufficient revenue or if we are unable to efficiently manage our expanded operations, our results of operations may be adversely affected.
Additionally, our participation in joint venture arrangements necessarily involves risk. Whether or not we hold majority interests or maintain operational control in our joint ventures, our partners may, among other things, (1) have economic or business interests or goals that are inconsistent with, or opposed to, ours; (2) seek to block actions that we believe are in our or the joint venture’s best interests; or (3) be unable or unwilling to fulfill their obligations under the joint venture or other agreements, such as contributing capital, each of which may adversely impact our results of operations, financial condition, cash flows or impair our ability to recover our investment in the joint venture. Where our joint ventures are jointly controlled or not managed by us, we may provide expertise and advice but have limited control over compliance with our operational and other standards. Failure by non-controlled joint venture partners to adhere to operational standards that are equivalent to ours could unfavorably affect safety results, operating costs and productivity and accordingly, adversely impact our results of operations, financial condition and cash flows.
We must obtain, maintain and renew governmental permits and approvals which, if we cannot obtain in a timely manner, would reduce our production, cash flow and results of operations.
Our coal production is dependent on our ability to obtain various federal and state permits and approvals to mine our coal reserves. The permitting rules, and the interpretations of these rules, are complex, change frequently and are often subject to discretionary interpretations by regulators. For example, under Section 404 of the Clean Water Act, the Army Corps of Engineers (“Corps”) issues permits for the discharge of dredged or fill material into regulated waters and wetlands, and under Section 401 of the Clean Water Act, affected states must certify that proposed activity under Section 404 will comply with water quality standards or other applicable requirements. Corps permits and state certifications are required for construction of slurry ponds, refuse areas, impoundments, and for various other mining activities. The Section 404/401 permitting process has become subject to increasingly stringent regulatory requirements and challenges by environmental organizations. Where authorization by a federal agency is required, the federal agency may be required to complete reviews under the National Environmental Policy Act, which can require consideration of multiple facets of environmental impact including GHG emissions associated with the proposed project, and may incorporate such considerations in its approval or denial. In addition, the public, including non-governmental organizations and individuals, has certain statutory rights to comment upon and otherwise impact the permitting process, including through court intervention. It is possible that all permits required to commence new operations, or to expand or continue operations at existing facilities, may not be issued or renewed in a timely manner, or may not be approved at all. Furthermore, permits could be issued with operating requirements or special conditions that increase the cost of operations. Any of these circumstances could have significant negative effects and could materially and adversely affect our results of operations and cash flows.
Our mines are subject to stringent federal and state safety regulations that increase our cost of doing business at active operations and may place restrictions on our methods of operation. In addition, government inspectors, under certain circumstances, have the ability to order our operations to be shut down based on safety considerations.
The Federal Coal Mine Safety and Health Act and Mine Improvement and New Emergency Response Act impose stringent health and safety standards on mining operations. Regulations that have been adopted are comprehensive and affect numerous aspects of mining operations, including training of mine personnel, mining procedures, the equipment used in mine emergency procedures and other matters. States in which we operate have programs for mine safety and health regulation and enforcement. The various requirements mandated by law or regulation can place restrictions on our methods of operations and potentially lead to penalties for the violation of such requirements, creating a significant effect on operating costs and productivity. In addition, government inspectors, under certain circumstances, have the ability to order our operations to be shut down based on safety considerations. If an incident were to occur at one of our coal mines, it could be shut down for an extended period of time and our reputation with our customers could be materially damaged.
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
We maintain coal refuse disposal areas (“CRDAs”), slurry impoundments and other water retaining or dam structures that are active or in various stages of reclamation at our active mines and at certain legacy properties. Such areas and impoundments are subject to extensive regulation and are designed, constructed, operated and maintained according to stringent environmental, structural and safety standards. In addition to routine inspections conducted by multiple regulatory authorities, these facilities are also inspected by qualified third-party inspectors and are separately certified by an independent professional engineer where required by law or regulation. Structural failure of a CRDA, slurry impoundment or other dam structure classified as a high or significant hazard could result in extensive damage to the environment and natural resources, such as bodies of water, as well as liability for related personal injuries, property damages, injuries to wildlife or loss of life. Some of our impoundments overlie mined out areas, which can pose a heightened risk of failure and of damages arising out of failure. If one of these structures were to fail, we could be subject to claims for the resulting environmental contamination and associated liability, claims for personal injury or loss of life, and claims for physical property damage, as well as fines and penalties. These events could materially and adversely impact our business, financial condition, results of operations and cash flows.
We depend on the services of key executives, and any inability to attract and retain key management personnel could have a material adverse effect on our business.
Our future success depends upon the continued services of our executive officers, including our Chair and Chief Executive Officer as well as our President and Chief Financial Officer, who have critical experience and relationships in the coal industry that we rely on to implement our business plan and growth strategy. Our ability to retain senior management has in the past been, and may in the future be, impacted by volatility in commodity prices and uneven business performance, which have negatively impacted our stock price, and therefore, our ability to use equity compensation as a retention tool. Additionally, the recent efforts of certain members of the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities and other groups, to promote divestment of fossil fuel equities, to encourage the consideration of ESG practices of companies in a manner that negatively affects coal companies and to pressure lenders to limit funding to companies engaged in the extraction of fossil fuel reserves may also negatively impact our ability to attract and retain key management personnel. Accordingly, we have entered into, and may need to enter into additional, retention or other arrangements that could be costly to maintain. While we have change-in-control agreements in place with our senior executives, there can be no assurance we will continue to retain their services, and we may become subject to significant severance payments if our relationship with these executives is terminated under certain circumstances. Further, turnover, planned or otherwise, in these or other key leadership positions may materially adversely affect our ability to manage our business efficiently and effectively, and such turnover can be disruptive and distracting to management, may lead to additional departures of existing personnel and could have a material adverse effect on our results of operations and future profitability. Our ability to retain our key management personnel or to identify and attract additional management personnel or suitable replacements should any members of the management team leave or be terminated is dependent on a number of factors, including the competitive nature of the employment market and our industry. Any failure to retain key management personnel or to attract additional or suitable replacement personnel could cause uncertainty among investors, employees, customers and others concerning our future direction and performance and could have a material adverse effect on our business, financial condition and results of operations.
We have asset retirement obligations and obligations for long-term employee benefits. If the assumptions underlying our accruals are inaccurate, we could be required to expend greater amounts than anticipated.
The SMCRA and various state laws establish operational, reclamation and closure standards for all our coal mining operations and require us, under certain circumstances, to plug natural gas wells. We accrue for the costs of current mine disturbance, gas well plugging and of final mine closure, including the cost of treating mine water discharge where necessary. Estimates of our total asset retirement obligations, which are based upon permit requirements, engineering studies and our engineering expertise related to these requirements, were approximately $535 million at December 31, 2025. The amounts recorded are dependent upon a number of variables, including the estimated future expenditures, estimated mine lives, assumptions involving profit margins, inflation rates and the assumed credit-adjusted risk-free interest rates. If these accruals are insufficient, our future operating results could be adversely affected.
We also provide various long-term employee benefits to inactive and retired employees, and we accrue amounts for these obligations. At December 31, 2025, the current and non-current portions of these obligations included:
•postretirement medical and life insurance ($206 million);
•coal workers’ pneumoconiosis benefits ($286 million);
•non-qualified pension plan benefits ($23 million);
•workers’ compensation ($88 million); and
•long-term disability ($5 million).
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
Coal reserves are economically recoverable when the price at which they are expected to be sold exceeds their expected cost of production and selling. Forecasts of our future performance are based on, among other things, estimates of our recoverable coal reserves. We base our coal reserve information on geological data, coal ownership information and current and proposed mine plans. These estimates are periodically updated to reflect past coal production, new drilling information and other geological or mining data. There are numerous uncertainties inherent in estimating quantities and qualities of economically recoverable coal reserves, including many factors beyond our control. As a result, estimates of economically recoverable coal reserves are by their nature uncertain. Information about our reserves consists of estimates based on engineering, economic and geological data assembled and analyzed by our staff and external consultants. Some of the factors and assumptions which impact economically recoverable coal reserve estimates include:
•geological and mining conditions;
•historical production from the area compared with production from other producing areas;
•the assumed effects of regulations and taxes by governmental agencies;
•our ability to obtain, maintain and renew all required permits;

•future improvements in mining technology;
•assumptions governing future prices; and
•future operating costs, including the cost of materials and capital expenditures.
In addition, we hold substantial coal reserves in areas containing Marcellus Shale and other shales. These areas are currently the subject of substantial exploration for oil and natural gas, particularly by horizontal drilling. If a natural gas well is in the path of our mining for coal, we may not be able to mine through the well unless we purchase it. The cost of purchasing a producing horizontal well could be substantial. Horizontal wells with multiple laterals extending from the well pad may access larger natural gas reserves than a vertical well which could result in higher costs. In future years, the cost associated with purchasing natural gas wells or other properties to which we do not hold access, or exclusive access, and are in the path of our coal mining may make mining through those areas uneconomical, thereby effectively causing a loss of significant portions of our coal reserves.
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
In order to obtain, maintain or renew leases or mining contracts to conduct our mining operations on property where these defects exist, we may in the future have to incur unanticipated costs. In addition, we may not be able to successfully negotiate new leases or mining contracts for properties containing additional reserves or maintain our leasehold interests in properties where we have not commenced mining operations during the term of the lease. As a result, our results of operations, business and financial condition may be materially adversely affected.
As a result of the Murray Energy bankruptcy, the Company could be required to pay for certain liabilities previously acquired by Murray in a 2013 transaction between Murray and our former parent.
In 2013, Murray Energy and its subsidiaries (“Murray”) entered into a stock purchase agreement (the “Murray sale agreement”) with our former parent, pursuant to which Murray acquired the stock of Consolidation Coal Company and certain subsidiaries and certain other assets and liabilities. At the time of sale, the liabilities included certain retiree medical liabilities under the Coal Industry Retiree Health Benefit Act of 1992 (“Coal Act”) and certain federal black lung liabilities under the Black Lung Benefits Act (“BLBA”).
Murray filed for Chapter 11 bankruptcy in October 2019. As part of the bankruptcy proceedings, Murray unilaterally entered into a settlement with the United Mine Workers of America 1992 Benefit Plan (the “1992 Benefit Plan”) to transfer retirees in the Murray Energy Section 9711 Plan to the 1992 Benefit Plan. This was approved by the bankruptcy court on April 30, 2020. On May 2, 2020, the 1992 Benefit Plan filed an action in the U.S. District Court for the District of Columbia asking the court to make a determination whether the Company’s former parent or the Company has any continuing retiree medical liabilities under the Coal Act (the “1992 Plan Lawsuit”). The Murray sale agreement includes indemnification by Murray with respect to the Coal Act and BLBA liabilities. In addition, the Company had agreed to indemnify its former parent relative to certain pre-separation liabilities. As of September 16, 2020, the Company entered into a settlement agreement with Murray and withdrew its claims in bankruptcy. On September 11, 2020, the defendants in the 1992 Plan Lawsuit filed a Motion to Dismiss Plaintiffs’ Second Amended Complaint which was denied by the Court on March 29, 2022. In October 2025, both parties filed a motion for summary judgment. In the 1992 Benefit Plan’s summary judgment motion, it alleged it is entitled to recover reimbursement for unpaid monthly benefits premiums from the beginning of the lawsuit to present in the amount of $64.8 million, plus interest and damages totaling $25.6 million, as well as an unspecified amount of attorneys’ fees. Based upon limited information available at the time of the Murray bankruptcy, the Company estimated that the future annual servicing costs of these liabilities in 2026 are approximately $10.0 million, and the annual servicing cost would decline each year since the beneficiaries of the Coal Act consist principally of miners who retired prior to 1994.
We are subject to certain ongoing indemnification obligations related to our separation from our former parent that, if realized, could materially impact our financial condition, results of operations and cash flows.
Although we separated from our former parent more than eight years ago, we have certain ongoing indemnification obligations related to our separation that could materially impact our financial condition, results of operations and cash flows. Specifically, under the 2017 Separation and Distribution Agreement between the Company and its former parent, we could be required to indemnify our former parent for liabilities relating to our business, whether occurring prior to or after the separation and certain other amounts, including defense costs, settlement amounts and judgments. Likewise, our former parent may fail to indemnify us against certain liabilities related to its business as required by the separation and distribution agreement, or any such indemnity provided by our former parent may be insufficient to make us whole against any third-party claims brought against us in connection with such liabilities.
The provisions of our debt agreements and the risks associated with our debt could adversely affect our business, financial condition, liquidity and results of operations.
As of December 31, 2025, our total long-term indebtedness was approximately $459 million, consisting of:
•$106 million under our West Virginia Economic Development Authority (“WVEDA”) 5.45% Solid Waste Disposal Facility Revenue Bonds due March 2035 (“WVEDA Bonds”);
•$103 million under our Maryland Economic Development Corporation (“MEDCO”) 5.00% Port Facilities Refunding Revenue Bonds due March 2035 (“MEDCO Bonds”);
•$98 million under our Pennsylvania Economic Development Financing Authority (“PEDFA”) 5.45% Solid Waste Disposal Facility Revenue Bonds due March 2035 (“PEDFA Bonds,” and together with the WVEDA Bonds and the MEDCO Bonds, the “Series 2025 Bonds”);
•$80 million associated with various equipment financing arrangements;
•$58 million associated with finance leases due through 2030; and
•$14 million of miscellaneous debt.
On January 14, 2025, and in connection with the Merger, we entered into an amendment to our senior secured credit agreement to increase the aggregate revolving commitments from $355 million to $600 million (our “Revolving Credit Facility”). The amendment extended the stated maturity date and provides that, under specified conditions, the maturity of the Revolving Credit Facility may be earlier. At December 31, 2025, no borrowings were outstanding under our Revolving Credit Facility or our trade accounts receivable securitization facility. The degree to which we are leveraged could have important consequences, including, but not limited to:
•increasing our vulnerability to general adverse economic and industry conditions;
•requiring us to dedicate a substantial portion of our cash flow from operating activities to the payment of interest and principal due under our outstanding debt, which will limit our ability to obtain additional financing to fund future working capital, capital expenditures, share buy-back programs, acquisitions, pay dividends, development of our coal reserves or other general corporate requirements;
•limiting our flexibility in planning for, or reacting to, changes in our business and in the coal industry;
•placing us at a competitive disadvantage compared to our competitors with lower leverage and better access to capital resources; and
•limiting our ability to implement our business strategy.
Our senior secured credit agreement and the indentures associated with our Series 2025 Bonds (the “Series 2025 Bonds Indentures”) limit the incurrence of additional indebtedness unless specified tests or exceptions are met. In addition, our senior secured credit agreement and the Series 2025 Bonds Indentures subject us to financial and other restrictive covenants. Under our senior secured credit agreement, we must comply with certain financial covenants on a quarterly basis, including a maximum first lien gross leverage ratio, a maximum total net leverage ratio and a minimum interest coverage ratio, as defined therein. Our senior secured credit agreement and the Series 2025 Bonds Indentures impose a number of restrictions upon us, such as restrictions on granting liens on our assets, making investments, paying dividends, stock repurchases, selling assets and engaging in acquisitions. Failure to comply with these covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on us.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to sell assets, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. Our senior secured credit agreement and the Series 2025 Bonds Indentures restrict our ability to sell assets and use the proceeds from the sales. We may not be able to consummate those sales or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.
Terrorist attacks or cyber incidents could result in information theft, data corruption, operational disruption, damage to our brand and reputation, legal liability and/or financial loss.
We have become increasingly dependent upon digital technologies, including information systems, hardware, software, infrastructure, networks and cloud applications and services (collectively, “IT Systems”) to operate our businesses, process and record financial and operating data, including proprietary and potentially sensitive data (collectively, “Confidential Information”), communicate with our employees and business partners, and estimate quantities of coal reserves, as well as other activities related to our businesses. We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services.
We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as social engineering, phishing, malware, including ransomware, malfeasance by insiders, human or technological error, and as a result of malicious code embedded in open-source software, or misconfigurations, bugs, or other vulnerabilities in commercial software that is integrated into our IT Systems, products or services, or those of our suppliers or service providers. Strategic targets, such as energy-related assets, may be at greater risk of future terrorist or cyber attacks than other targets in the U.S. Deliberate attacks on our IT Systems, or security breaches in our IT Systems, could lead to corruption or loss of our Confidential Information, delays in production or delivery, difficulty in completing and settling transactions, challenges in maintaining our books and records, environmental damage, communication interruptions, other operational disruptions and third-party liability. Similarly, our vendors or service providers could be the subject of such attacks or breaches that result in the risks of corruption or loss of our Confidential Information and/or the other disruptions as described above.
In addition to the existing risks, the adoption of new technologies, such as artificial intelligence (“AI”), by us, our customers or third parties may also increase our exposure to data breaches or our ability to detect and remediate effects of a breach. Further, as cyber incidents continue to increase in frequency and sophistication, particularly given the increasing availability and sophistication of AI, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our IT Systems, Confidential Information or business. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information.
Any adverse impact to the availability, integrity or confidentiality of our IT Systems or Confidential Information can result in legal claims or proceedings, regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers and/or significant incident response, system restoration or remediation and future compliance costs. Any or all of the foregoing could materially adversely affect our business, financial condition and results of operations.
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
Most of our coal sales agreements contain provisions requiring us to deliver coal within certain ranges for specific coal quality characteristics such as heat content, sulfur, ash, moisture, volatile matter, grindability, ash fusion temperature, size consistency and certain metallurgical coal properties. Failure to meet these conditions could result in penalties or rejection of the coal at the election of the customer. Our coal sales contracts also typically contain force majeure provisions allowing for the suspension of performance by either party for the duration of specified events. Force majeure events include, but are not limited to, floods, earthquakes, storms, fire, faults in the coal seam or other geological conditions, other natural catastrophes, wars, terrorist acts, civil disturbances or disobedience, strikes, railroad transportation delays caused by a force majeure event and actions or restraints by court order and governmental authority or arbitration award. Depending on the language of the contract, some contracts may terminate upon continuance of an event of force majeure that extends for a period greater than three to 12 months and some contracts may oblige us to perform notwithstanding what would typically be a force majeure event.
Our ability to operate our business effectively could be impaired if we fail to attract and retain qualified personnel, or if a meaningful segment of our employees becomes unionized.
Our ability to operate our business and implement our strategies depends, in part, on our continued ability to attract and retain the qualified personnel necessary to conduct our business. Efficient coal mining using modern techniques and equipment requires skilled employees in multiple disciplines such as electricians, equipment operators, mechanics, engineers and welders, among others. Although we have not historically encountered shortages for these types of skilled employees, competition in the future may increase for such positions, especially as it relates to the needs of other industries with respect to these positions, including oil and gas. If we experience shortages of skilled employees in the future, our labor and overall productivity or costs could be materially adversely affected. In the future, we may utilize a greater number of external contractors for portions of our operations. The costs of these contractors have historically been higher than that of our employees. If our labor and contractor prices increase, or if we experience materially increased health and benefit costs with respect to our employees, our results of operations could be materially adversely affected.
Except for 39 of our employees at the Core Marine Terminal who unionized in 2018, none of our employees are currently represented by a labor union or covered under a collective bargaining agreement, although many employers in our industry have employees who belong to a union. It is possible that employees at our other locations may join or seek recognition to form a labor union, or we may be required to become a labor agreement signatory. If some or all of our current non-union operations were to become unionized, we could incur an increased risk of work stoppages, reduced productivity and higher labor costs. Also, if we fail to maintain good relations with our employees at the Core Marine Terminal, we could potentially experience labor disputes, work stoppages or other disruptions in the business of the Core Marine Terminal, which could negatively impact the profitability of the Core Marine Terminal, and accordingly, have a material adverse effect on our business, results of operations and financial condition.
If we do not maintain effective internal control over financial reporting, we could fail to accurately report our financial results.
During the course of the preparation of our financial statements, we evaluate our internal controls to identify and correct deficiencies in our internal control over financial reporting. If we fail to maintain an effective system of disclosure controls or internal control over financial reporting, including satisfaction of the requirements of the Sarbanes-Oxley Act, we may not be able to accurately or timely report on our financial results or adequately identify and reduce fraud. As a result, the financial condition of our business could be adversely affected, current and potential future stockholders could lose confidence in us and/or our reported financial results, which may cause a negative effect on the trading price of our common stock, and we could be exposed to litigation or regulatory proceedings, which may be costly or divert management attention.
Risks Related to Our Common Stock and the Securities Market
Our stock price has fluctuated and may continue to fluctuate significantly.
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
•volatility resulting from geopolitical events, inflation, changes in interest rates and other macroeconomic events; and
•other factors described in these “Risk Factors” and elsewhere in this Report.

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
If securities analysts issue unfavorable commentary about us, downgrade our shares or fail to publish research or reports about our Company, the price of our shares could decline.
The trading market for our shares depends in part on the research and reports that third-party securities analysts publish about our Company and our industry. We may be unable or slow to attract research coverage, and if one or more analysts cease coverage of our Company, we could lose visibility in the market. The impact of the revised EU Markets in Financial Instruments Directive (“MiFID”), which requires that investment managers and investment advisors located in the EU “unbundle” research costs from commissions, may result in fewer securities analysts covering our Company. This is because investment firms subject to MiFID are no longer permitted to pay for research using client commissions or “soft dollars” and instead must pay such costs directly or through a research payment account funded by clients and governed by a budget that is agreed to by the client, thereby raising their costs of providing research coverage. In addition, one or more analysts providing research coverage of our Company could use estimation or valuation methods that we do not agree with, downgrade our shares or issue other negative commentary about our Company or our industry. As a result of one or more of these factors, the trading price of our shares could decline.
We cannot guarantee the timing, amount or payment of dividends on our common stock in the future or that we will continue to repurchase shares of our common stock.
The payment and amount of any future dividend following the closing of the Merger is at the discretion of our Board of Directors and will depend upon many factors, including our financial condition and prospects, our capital requirements and access to capital markets, covenants associated with certain of our debt obligations, legal requirements and other factors that our Board of Directors may deem relevant, and there can be no assurance regarding the timing, amount or payment of dividends on our common stock in the future. On February 18, 2025, the Company’s Board of Directors approved a new capital return framework that involves a mix of dividends and share repurchases. The repurchase program permits the repurchase, from time to time, of the Company’s outstanding shares of common stock in an aggregate amount of up to $1 billion, subject to certain covenants under the Revolving Credit Facility and the Series 2025 Bonds Indentures. The repurchase program does not obligate us to repurchase any specific number of shares of common stock and may be suspended from time to time or terminated at any time prior to its expiration. There can be no assurance that we will repurchase shares under the repurchase program in the future in any particular amounts or at all. A reduction in, or elimination of, share repurchases could have a negative effect on the trading price of our common stock.
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
We believe these provisions will protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board of Directors and by providing our Board of Directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions could have the effect of delaying, deferring or preventing a change in control or the removal of the existing Board of Directors and/or management, of deterring potential acquirers from making an offer to our stockholders and of limiting any opportunity to realize premiums over prevailing market prices for our common stock in connection therewith. This could be the case, notwithstanding the fact that a majority of our stockholders might benefit from such a change in control or offer.
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
Any person or entity purchasing or otherwise holding any interest in shares of our common stock will be deemed to have received notice of, and consented to, the provisions of our certificate of incorporation described in the preceding sentence. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions.
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
The Company has incurred a number of non-recurring costs associated with negotiating and completing the Merger and combining Arch’s operations with the Company’s operations, and the Company expects to continue to incur a number of non-recurring costs. These expenses have been, and will continue to be, substantial. The substantial majority of non-recurring expenses will consist of transaction costs related to the Merger and include, among others, employee retention costs, fees paid to financial, legal and accounting advisors, severance and benefit costs, filing fees and debt restructuring costs.
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
The success of the Merger will depend, in part, on the Company’s ability to realize the anticipated benefits and cost savings from combining the Company’s and Arch’s businesses and operational synergies. The anticipated benefits and cost savings of the Merger may not be realized fully or at all, may take longer to realize than expected, or could have other adverse effects that the Company does not currently foresee, in which case, among other things, the Merger may not be accretive to free cash flow and may not generate significant discretionary cash flow to return to stockholders via share repurchases or other means. Some of the assumptions that the Company has made, such as the achievement of the anticipated benefits related to the geographic, commodity and asset diversification and the expected size, scale, inventory and financial strength of the Company, may not be realized. The integration process may result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies. In addition, there could be potential unknown liabilities and unforeseen expenses associated with the Merger that could adversely impact the Company.
Additionally, certain operations may not realize the full potential that we anticipated at the Merger due to operational issues we have faced, including at our Leer South and West Elk locations in 2025. The Leer South longwall system had been idle since January 13, 2025, when combustion-related activity was detected in a previously mined area. In addition, our West Elk longwall mine in Colorado experienced a period of transition associated with its move to the B-Seam in the fourth quarter of 2025.
The Company’s ability to utilize its historic net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2025, the Company had U.S. federal net operating loss carryforwards (“NOLs”) of approximately $717.3 million, $112.6 million of which is subject to expiration, if not utilized, starting in 2037. The remaining carryforwards do not expire; however, they can only be used to offset 80% of U.S. federal taxable income in any taxable year. The Company’s ability to utilize these NOLs and other tax attributes to reduce future taxable income depends on many factors, including its future income, which cannot be assured. Section 382 of the Internal Revenue Code (“Section 382”) and Section 383 of the Internal Revenue Code generally impose an annual limitation on the amount of NOLs and certain other tax attributes that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382). The Merger was deemed an ownership change and, as a result, utilization of these NOLs is subject to an annual limitation under Section 382, determined by multiplying (1) the fair market value of its stock at the time of the ownership change by (2) the long-term tax-exempt rate published by the IRS for the month in which the ownership change occurs, subject to certain adjustments. Any unused annual limitation may be carried over to later years.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
Risk Management and Strategy
The Company has a cybersecurity risk program that is designed to align with industry standards and best practices, managed by a dedicated staff and specialists. This does not imply that we meet any particular technical standards, specifications or requirements, only that we use industry standards and best practices as a guide to help us identify, assess and manage cybersecurity risks relevant to our business. We have implemented a set of system, network and application-level controls designed to protect our corporate data and systems. These controls are monitored for cybersecurity risk events and incidents on a continuous basis by a dedicated staff of cybersecurity professionals and various third-party providers. These controls are updated as the Company deems necessary to protect the Company. In addition, the Company also takes a proactive approach by monitoring cybersecurity threat intelligence to stay informed regarding emerging risks.

The cybersecurity risk program also utilizes third-party assessors, consultants and auditors to perform various services, such as tabletop exercises and network penetration tests. The Company provides awareness training to its employees to help identify, avoid and mitigate cybersecurity threats. Employees with network access are required to participate in required training quarterly, including spear phishing and other awareness training. The program also has a policy in place related to the use of vendors and third-party risk. Cybersecurity risk is also evaluated during the acquisition process for new products and services.
The Company accounts for cybersecurity risk as a part of the Company’s overall business strategy and planning. The Audit Committee of the Company’s Board of Directors, which oversees all matters related to risk management and, in particular, the security of and risks related to the Company’s IT Systems, receives regular reports on the Company’s cybersecurity risk management efforts from various senior officers of the Company. The Company also has a corporate cybersecurity risk Steering Committee, which is a cross-functional group comprised of both senior management and other key business unit leaders that provides input to senior management on the Company’s cybersecurity risk program.
The Company has not experienced any material operational or financial impact as the result of a cybersecurity risk or incident, and, at this time, the Company has not identified risks from cybersecurity threats, including as a result of any prior cybersecurity incidents, that are reasonably likely to materially affect the Company’s business strategy, results of operations or financial condition. However, the Company faces risks from cybersecurity threats that, if realized, are reasonably likely to materially affect the Company, including its operations, business strategy, results of operations or financial condition, and it is prepared to mitigate and respond to such an event should it occur. The Company has prepared a Cybersecurity Incident Response Plan, as well as an Information Technology Disaster Recovery Plan. These plans are reviewed, updated and tested on a regular basis. Specifically, the Company conducts cybersecurity tabletop exercises that include participation by Audit Committee members, senior management and third-party cybersecurity consultants.
The Company faces a range of cybersecurity threats, including threats common to many industries such as ransomware and denial of service, as well as more advanced threats specific to critical infrastructure industries such as mining. The Company’s customers, equipment suppliers, transportation facility providers and joint venture partners face similar cybersecurity threats, and a cybersecurity incident affecting the Company or any of these entities could materially affect our operations, performance and results of operations. For more information regarding the risks we face from cybersecurity, please see the section titled “Risk Factors - Terrorist attacks or cyber incidents could result in information theft, data corruption, operational disruption and/or financial loss.”
Governance
The Company’s Board of Directors has assigned oversight of cybersecurity risk to the Audit Committee, as outlined in the Audit Committee’s charter. Updates on the cybersecurity risk program are provided at each Audit Committee meeting. Additionally, the Company’s senior management engages with the Audit Committee on a regular basis to provide updates on our cybersecurity risk program.
The Company has a Director of Cybersecurity who reports directly to the Director of Information Technology and is primarily responsible for assessing and managing material risks from cybersecurity threats. The Company’s Director of Cybersecurity has 25 years of industry experience and holds many relevant industry certifications. The Director of Cybersecurity has direct oversight of the cybersecurity risk program. Cybersecurity risk briefings are provided to the Audit Committee by the Director of Information Technology at all regular meetings. Additionally, the Director of Information Technology and Director of Cybersecurity communicate directly with the Audit Committee chair as needed to ensure adequate oversight of the program.
The Company’s management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by the Company and alerts and reports produced by security tools deployed in the Company’s information technology environment.
ITEM 2.    PROPERTIES
See “Principal Properties” in Item 1 of this Report for a description of our mining properties and our terminals through which we provide coal and export terminal services, incorporated herein by this reference. See the map under “Principal Properties” in Item 1 of this Report for the location of the Company’s material properties. Our principal executive offices are located at 275 Technology Drive, Suite 101, Canonsburg, Pennsylvania 15317-9565.

ITEM 3.    LEGAL PROCEEDINGS
Our operations are subject to a variety of risks and disputes normally incidental to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. We are not currently subject to any material litigation other than those described in Note 22—Commitments and Contingent Liabilities in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Report, which descriptions are incorporated herein by this reference.
SEC regulations require us to disclose certain information about environmental proceedings if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. We use a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required, as permitted pursuant to Item 103(c)(3)(iii) of Regulation S-K. No such environmental proceedings were pending or contemplated as of December 31, 2025.
ITEM 4.    MINE SAFETY DISCLOSURES
Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Report.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Shares of the Company’s common stock are listed on the New York Stock Exchange and trade under the symbol “CNR” since January 15, 2025. Trading of the Company’s common stock began as “when-issued” trading on November 3, 2017 and began as “regular-way” trading on November 29, 2017, under the ticker symbol CEIX.
As of January 30, 2026, there were 66 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.
The following performance graph compares the Company’s cumulative total shareholder return to that of the Company’s peer group and the Standard & Poor’s 500 Stock Index. The peer group, for the purposes of the information presented below, is comprised of Alliance Resource Partners LP, Alpha Metallurgical Resources, Inc., Hallador Energy Company, Peabody Energy Corporation, Ramaco Resources, Inc. and Warrior Met Coal, Inc. Our peer group was updated for 2025 to remove Arch in light of the Merger with the Company in January 2025.
The graph above assumes that the value of an initial investment in the Company’s common stock and each index was $100 at December 31, 2020. The graph also assumes that all dividends were reinvested and that the investments were held through December 31, 2025.

	2020	2021	2022	2023	2024	2025
Core Natural Resources, Inc.	100.0	315.0	927.7	1,491.1	1,589.5	1,326.0
S&P 500 Stock Index	100.0	128.7	105.4	133.1	166.4	196.2
Peer Group	100.0	315.7	701.6	1,121.7	1,067.1	1,308.8
The information above is being furnished pursuant to Item 201(e) of Regulation S-K.

Repurchases of Equity Securities
The following table sets forth repurchases of shares of the Company's common stock during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (000s omitted) (b)
October 1, 2025 - October 31, 2025	—	—	—	$797,409	(c)
November 1, 2025 - November 30, 2025	88,362	$78.28	88,362	$790,492	(c)
December 1, 2025 - December 31, 2025	176,125	$83.79	176,125	$775,736	(c)
Total	264,487	$81.95	264,487
(a) On February 18, 2025, the Company's Board of Directors approved a capital return framework that involves a mix of dividends and share repurchases. The repurchase program permits the repurchase, from time to time, of the Company's outstanding shares of common stock in an aggregate amount of up to $1 billion, subject to certain covenants in the Revolving Credit Facility and the Series 2025 Bonds Indentures that limit the Company's ability to repurchase shares of its common stock. The repurchases will be effected from time to time on the open market, in privately negotiated transactions or under a Rule 10b5-1 plan. The program does not obligate the Company to acquire any particular amount of its common stock, and the program can be modified or suspended at any time at the Company's discretion.
(b) Management cannot estimate the number of shares that will be repurchased because purchases are made based upon the Company's stock price, the Company's financial outlook and alternative investment options.
(c) In the three months ended December 31, 2025, the Company utilized approximately $22 million to repurchase shares of its common stock.
Limitation on Payment of Dividends
The declaration and payment of dividends by the Company is at the discretion of the Company’s Board of Directors. The Revolving Credit Facility and the Series 2025 Bonds Indentures include certain covenants limiting the Company’s ability to declare and pay dividends. See “Total Equity and Dividends” in Item 7 of this Report for additional information.
Equity Compensation Plan Information
See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information relating to our equity compensation plans.
ITEM 6.    [RESERVED]
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company’s discussion and analysis includes a comparison of the year ended December 31, 2025 to the year ended December 31, 2024. A similar discussion and analysis that compares the year ended December 31, 2024 to the year ended December 31, 2023 may be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2024, which is incorporated herein by reference.
All amounts discussed are in millions of U.S. dollars, unless otherwise indicated. All tons discussed are on a clean coal equivalent basis.
Recent Developments
Merger
On January 14, 2025, the Company completed the Merger with Arch. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Arch, with Arch continuing as the surviving corporation and as a wholly-owned subsidiary of the Company. See Note 2—Merger with Arch in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Report for additional information.

Prior to the completion of the Merger, the Company consisted of two reportable segments, the PAMC segment and the Core Marine Terminal segment. Following completion of the Merger, the Company adjusted its internal reporting structure, and the Company’s chief operating decision maker (“CODM”) changed the manner in which he measures financial performance and allocates resources. Thus, the Company reassessed its reporting segments, and the Company now consists of four reportable segments: (1) the High CV Thermal segment; (2) the Metallurgical segment; (3) the Powder River Basin (“PRB”) segment; and (4) the Core Marine Terminal segment. Accordingly, the manner in which the Company reports its operations has been changed retrospectively, and all relevant prior period amounts have been recast to reflect this change.
Combustion-Related Activity at Leer South Mine
On January 13, 2025, a combustion-related activity was reported at the Leer South mine, located in Barbour County, West Virginia. The Company temporarily sealed the Leer South mine’s active longwall panel in order to extinguish such activity. The Company resumed development work with continuous miners in February 2025, and Company personnel and regulatory officials re-entered the sealed area of the mine on June 10, 2025. Thereafter, ventilation to the full mine was re-established, hydraulic pressure along the longwall face was restored and an extensive evaluation of the mine’s major equipment and infrastructure was conducted. As expected, the longwall suffered insignificant damage by the combustion event, and major components and systems remain in good condition. On June 26, 2025, the operating team found it necessary to evacuate the mine again and begin restoring pumpable seals to the affected area in the wake of an increase in carbon monoxide levels. In December 2025, the Company recovered the major longwall mining equipment, repositioned it and resumed longwall operations. Following the repositioning, the Company permanently sealed the affected area.
The Company incurred fire extinguishment and idle costs of $101 million at Leer South in 2025 for which it is pursuing recoveries under its relevant insurance policies. The Company’s initial advancement of insurance proceeds was $19.4 million. The Company will continue to pursue all avenues for additional recoveries.
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law by the President of the U.S. Several provisions included in the OBBBA are expected to benefit the Company, including language designating U.S.-produced metallurgical coal as a “critical material” under Internal Revenue Code Section 45X (Advanced Manufacturing Production Credit), through which the Company will be eligible for a 2.5% monetizable tax credit on production-related costs beginning in 2026 and sunsetting at the end of 2029. The Company is currently evaluating the OBBBA provisions, and the determination as to the applicability and extent of the OBBBA’s provisions on the Company’s future results of operations and cash flows will be dependent upon interpretations of the law and revenue rulings issued by the U.S. Treasury Department.
Executive Orders
President Trump issued a series of executive orders in April 2025 intended to reduce the regulatory burden on U.S. coal-based power plants and to ensure the long-term preservation of the U.S. coal fleet. The Trump Administration views the coal fleet as essential to the security, resilience and reliability of the U.S. power system. Reduction of regulatory burden allows for any impediments to domestic thermal coal demand to be challenged and possibly removed so that the Company could have an increased chance to sell more of its thermal coals specifically within the U.S. The executive orders help to further de-risk the domestic thermal market in the near term.
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
We believe that realized coal revenue and realized coal revenue per ton sold better reflect our revenue for the quality of coal sold and our operating results by including all income from coal sales. We believe cash cost of coal sold, cash cost of coal sold per ton and cash margin per ton sold normalize the volatility contained within comparable measures prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) by adjusting for certain non-operating or non-cash transactions. We believe that adjusted EBITDA provides a helpful measure of comparing our operating performance with the performance of other companies that have different financing, capital structures and tax rates than ours. Each of these non-GAAP measures are used as supplemental financial measures by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:
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
These non-GAAP financial measures should not be considered an alternative to revenues, cost of sales, net income (loss) or any other measure of financial performance presented in accordance with GAAP. These measures exclude some, but not all, items that affect measures presented in accordance with GAAP, and these measures and the way we calculate them may vary from those of other companies. As a result, the items presented below may not be comparable to similarly titled measures of other companies.
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

	Year Ended December 31, 2025
	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Idle and Other	Eliminations	Consolidated
Revenues	$2,208,643	$1,202,055	$718,783	$87,680	$13,817	$(66,203)	$4,164,775
Less: Adjustments to Reconcile to Segment Realized Coal Revenue
Transportation Costs, including Intersegment Transportation Costs	364,888	276,935	11,317	—	—	—	653,140
Intersegment Terminal Revenues	—	—	—	66,203	—	(66,203)	—
Non-Coal Revenues	—	—	—	21,477	13,817	—	35,294
Segment Realized Coal Revenue	$1,843,755	$925,120	$707,466	$—	$—	$—	$3,476,341
Tons Sold	30,558	9,038	48,940
Realized Coal Revenue per Ton Sold	$60.34	$102.36	$14.46
The following table presents a breakdown of the realized coal revenue per ton sold for the metallurgical segment between coking coal and thermal byproduct (in thousands, except per ton information):

	Year Ended December 31, 2025
	Coking Coal	Thermal Byproduct	Total Metallurgical Segment
Segment Realized Coal Revenue	$864,084	$61,036	$925,120
Tons Sold	7,585	1,453	9,038
Realized Coal Revenue per Ton Sold	$113.91	$42.03	$102.36

	Year Ended December 31, 2024
	High CV Thermal	Metallurgical (a)	PRB	Core Marine Terminal	Idle and Other	Eliminations	Consolidated
Revenues	$2,004,567	$113,067	$—	$87,746	$15,708	$(56,682)	$2,164,406
Less: Adjustments to Reconcile to Segment Realized Coal Revenue
Transportation Costs, including Intersegment Transportation Costs	321,367	9,341	—	—	—	—	330,708
Intersegment Terminal Revenues	—	—	—	56,682	—	(56,682)	—
Non-Coal Revenues	—	—	—	31,064	15,708	—	46,772
Segment Realized Coal Revenue	$1,683,200	$103,726	$—	$—	$—	$—	$1,786,926
Tons Sold	25,682	678	—
Realized Coal Revenue per Ton Sold	$65.54	$153.10	$—
(a) For the year ended December 31, 2024, all revenues in the metallurgical segment were from coking coal.

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

	Year Ended December 31, 2025
	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Idle and Other	Eliminations	Consolidated
Cost of Sales	$1,628,537	$1,227,710	$654,918	$30,841	$69,014	$(66,203)	$3,544,817
Less: Adjustments to Reconcile to Segment Cash Cost of Coal Sold
Transportation Costs	303,602	272,018	11,317	—	—	—	586,937
Intersegment Transportation Costs	61,286	4,917	—	—	—	(66,203)	—
Cost of Sales from Idled Operations	11,124	101,286	—	—	24,145	—	136,555
Insurance Reimbursements - Fire Costs	—	(19,350)	—	—	—	—	(19,350)
Terminal Operating Costs	—	—	—	30,841	—	—	30,841
Other Non-Active Mining Costs	—	—	—	—	44,869	—	44,869
Segment Cash Cost of Coal Sold	$1,252,525	$868,839	$643,601	$—	$—	$—	$2,764,965
Tons Sold	30,558	9,038	48,940
Cash Cost of Coal Sold per Ton	$40.99	$96.13	$13.15

	Year Ended December 31, 2024
	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Idle and Other	Eliminations	Consolidated
Cost of Sales	$1,294,506	$137,786	$—	$27,372	$28,450	$(56,682)	$1,431,432
Less: Adjustments to Reconcile to Segment Cash Cost of Coal Sold
Transportation Costs	266,393	7,633	—	—	—	—	274,026
Intersegment Transportation Costs	54,974	1,708	—	—	—	(56,682)	—
Cost of Sales from Idled Operations	—	—	—	—	4,859	—	4,859
Terminal Operating Costs	—	—	—	27,372	—	—	27,372
Other Non-Active Mining Costs	—	—	—	—	23,591	—	23,591
Segment Cash Cost of Coal Sold	$973,139	$128,445	$—	$—	$—	$—	$1,101,584
Tons Sold	25,682	678	—
Cash Cost of Coal Sold per Ton	$37.89	$189.58	$—

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

	Year Ended December 31, 2025
	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Other and Corporate	Consolidated
Net Income (Loss)	$372,215	$(278,537)	$30,688	$51,218	$(328,800)	$(153,216)
Income Tax Benefit	—	—	—	—	(80,487)	(80,487)
Interest Expense, net	—	—	—	—	14,234	14,234
Depreciation, Depletion and Amortization	207,891	252,882	33,177	5,621	121,496	621,067
Loss on Debt Extinguishment	—	—	—	—	11,680	11,680
Other Adjustments	—	—	—	—	98,788	98,788
Adjusted EBITDA	$580,106	$(25,655)	$63,865	$56,839	$(163,089)	$512,066

	Year Ended December 31, 2024
	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Other and Corporate	Consolidated
Net Income (Loss)	$537,064	$(32,964)	$—	$55,485	$(273,180)	$286,405
Income Tax Expense	—	—	—	—	44,242	44,242
Interest Expense, net	—	—	—	—	2,969	2,969
Depreciation, Depletion and Amortization	172,997	8,635	—	4,889	37,005	223,526
Other Adjustments	—	—	—	—	98,346	98,346
Adjusted EBITDA	$710,061	$(24,329)	$—	$60,374	$(90,618)	$655,488
Results of Operations: Year Ended December 31, 2025 Compared with the Year Ended December 31, 2024
Revenues
The Company’s revenues primarily include sales to customers of coal produced at our operations and, to a lesser extent, coal purchased from third parties. The Company’s revenues also include transloading services at the Port of Baltimore, as well as other revenues generated from customers.
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
Consolidated revenues in the year ended December 31, 2025 were $2.0 billion greater than the year ended December 31, 2024. As a result of the Merger, the legacy Arch operations contributed $2,048 million of revenues in the year ended December 31, 2025, primarily from coal sales in the Metallurgical and PRB segments. The revenues of legacy CONSOL’s PAMC decreased $32 million in the period-to-period comparison, primarily due to reduced realization, which was partially offset by higher sales tons. The revenues of legacy CONSOL’s Itmann mine decreased $16 million in the period-to-period comparison, primarily due to lower sales tons and reduced metallurgical coal benchmark pricing. The revenues of the Core Marine Terminal were flat compared to the prior year. See the discussion in “Operational Performance” below for further information about segment results.

Cost of Sales
Cost of sales includes items such as direct operating costs, royalty and production taxes, direct administration costs and transportation costs. Our consolidated cost of sales in the year ended December 31, 2025 increased $2.1 billion compared to the year ended December 31, 2024. As a result of the Merger, the legacy Arch operations incurred cost of sales of $2,025 million during the year ended December 31, 2025. Cost of sales at legacy CONSOL’s PAMC and the Itmann mine increased $63 million in the period-to-period comparison, primarily due to increased sales tons. Cost of sales at the Core Marine Terminal increased $3 million in the period-to-period comparison, primarily due to increased throughput volumes. See the discussion in “Operational Performance” below for further information about segment results. The remaining $23 million increase in the period-to-period comparison was the result of additional operating overhead and certain actuarial costs as well as costs incurred at the Company’s idled locations during the year ended December 31, 2025.
Depreciation, Depletion and Amortization
On a consolidated basis, depreciation, depletion and amortization costs were $621 million for the year ended December 31, 2025, compared to $224 million for the year ended December 31, 2024, resulting in a $398 million increase. The assets acquired in the Merger resulted in an additional $382 million of depreciation, depletion and amortization expense in the year ended December 31, 2025. See Note 2—Merger with Arch in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Report for additional information. The remaining increase was primarily the result of additional capital expenditures at the legacy CONSOL operations and adjustments to the Company’s asset retirement obligations in the year ended December 31, 2025, none of which were individually material.
General and Administrative Costs
On a consolidated basis, general and administrative costs were $215 million for the year ended December 31, 2025, compared to $115 million for the year ended December 31, 2024. The $100 million increase in the period-to-period comparison was primarily due to $66 million of non-recurring Merger-related transaction costs, including fees paid to financial, legal and accounting advisors, severance and benefit costs, filing fees and debt restructuring costs. The remaining increase related to increased headcount as a combined company and an increase in long-term incentive compensation recognized related to award modifications due to the Merger. See Note 2—Merger with Arch in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Report for additional information.
Other Operating Income and Expense, net
Other operating income and expense, net changed by $77 million in the period-to-period comparison due to the following items:

	Year Ended December 31,
	2025	2024	Variance
Royalty Income - Non-Operated Coal	$31	$18	$13
Insurance Proceeds	25	9	16
Gain on Sale of Assets	7	7	—
Rental Income	4	3	1
Contract Assessments	—	15	(15)
1974 UMWA Pension Plan Litigation	—	(68)	68
Land Holding and Administrative Costs	(26)	(9)	(17)
Other	(7)	(18)	11
Total Other Operating Income and Expense, net	$34	$(43)	$77
Approximately $11 million of the increase in royalty income was due to royalty agreements acquired in the Merger. The remaining increase was largely attributable to additional leased coal volumes related to overriding royalty agreements or coal reserve leases between the Company and third-party operators.
In 2025, the Company settled with insurance carriers related to a claim filed as a result of the Francis Scott Key Bridge collapse on March 26, 2024, which restricted vessel access to, and export capability from, the Core Marine Terminal. The $9 million in the prior year period represents an advance payment related to this claim.

There were no contract assessments during the year ended December 31, 2025. Contract assessment income during the year ended December 31, 2024 was primarily the result of penalties and fees levied against customers that did not meet the purchase obligations under their contracts with the Company.
The 1974 UMWA Pension Plan litigation expense of $68 million represents the net present value of payments to be made over a five-year period to the United Mine Workers of America 1974 Pension Plan in accordance with a partial motion for summary judgment filed by the Supreme Court of the State of Delaware on November 8, 2024.
Land holding and administrative costs increased primarily due to the acquisition of various coal leases and land holdings as a result of the Merger, which totaled $16 million for the year ended December 31, 2025.
Interest Expense and Interest Income
On a consolidated basis, interest expense was $40 million for the year ended December 31, 2025, compared to $22 million for the year ended December 31, 2024. The $18 million increase in the period-to-period comparison was primarily due to interest incurred on the Series 2025 Bonds, as well as interest incurred on additional equipment financing arrangements and increased fees associated with the Company’s Revolving Credit Facility as a result of the January 2025 amendment.
Interest income increased $7 million in the period-to-period comparison primarily as a result of increased cash and cash equivalents.
Loss on Debt Extinguishment
Loss on debt extinguishment of $12 million was recognized in the year ended December 31, 2025 due to the amendment of the Company’s Revolving Credit Facility and the refinancing of the Series 2025 Bonds. See Note 13—Long-Term Debt in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Report for additional information.
Non-Service Related Pension and Postretirement Benefit Costs
Non-service related pension and postretirement benefit costs increased $8 million in the period-to-period comparison, primarily due to the Merger as well as the impact of changes in actuarial assumptions made at the beginning of each year.
Operational Performance: Year Ended December 31, 2025 Compared with the Year Ended December 31, 2024
The Company consists of four reportable segments: (1) the High CV Thermal segment; (2) the Metallurgical segment; (3) the PRB segment; and (4) the Core Marine Terminal segment. The High CV Thermal segment consists of the Company’s Pennsylvania Mining Complex and the West Elk mine located in Colorado. The Metallurgical segment consists of the Company’s Leer, Leer South, Beckley, Mountain Laurel and Itmann coal mines in West Virginia. The PRB segment consists of the Company’s Black Thunder and Coal Creek surface mining complexes located in Wyoming. The Core Marine Terminal segment consists of the Company’s coal export terminal operations in the Port of Baltimore.

The Company evaluates the performance of its segments utilizing Adjusted EBITDA and various productivity metrics. Adjusted EBITDA measures the operating performance of the Company’s segments and is used to allocate resources to the Company’s segments. The following table presents results by reportable segment:

	Year Ended December 31,
	2025	2024	Variance
High CV Thermal Segment
Total Tons Produced (in millions)	30.5	25.7	4.8
Total Tons Sold (in millions)	30.6	25.7	4.9
Realized Coal Revenue per Ton Sold (a)	$60.34	$65.54	$(5.20)
Cash Cost of Coal Sold per Ton (a)	$40.99	$37.89	$3.10
Cash Margin per Ton Sold (a)	$19.35	$27.65	$(8.30)
Adjusted EBITDA (in thousands) (a)	$580,106	$710,061	$(129,955)

Metallurgical Segment
Total Tons Produced (in millions)	8.9	0.7	8.2
Total Tons Sold (in millions)	9.0	0.7	8.3
Realized Coal Revenue per Ton Sold (a)	$102.36	$153.10	$(50.74)
Cash Cost of Coal Sold per Ton (a)	$96.13	$189.58	$(93.45)
Cash Margin per Ton Sold (a)	$6.23	$(36.48)	$42.71
Adjusted EBITDA (in thousands) (a)	$(25,655)	$(24,329)	$(1,326)

PRB Segment
Total Tons Produced (in millions)	48.9	—	48.9
Total Tons Sold (in millions)	48.9	—	48.9
Realized Coal Revenue per Ton Sold (a)	$14.46	$—	$14.46
Cash Cost of Coal Sold per Ton (a)	$13.15	$—	$13.15
Cash Margin per Ton Sold (a)	$1.31	$—	$1.31
Adjusted EBITDA (in thousands) (a)	$63,865	$—	$63,865

Core Marine Terminal Segment
Throughput Tons (in millions)	18.1	17.0	1.1
Adjusted EBITDA (in thousands) (a)	$56,839	$60,374	$(3,535)
(a) Realized coal revenue per ton sold, cash cost of coal sold per ton and cash margin per ton sold are operating ratios derived from non-GAAP financial measures, and Adjusted EBITDA is a non-GAAP financial measure. See “How We Evaluate Our Operations - Reconciliation of Non-GAAP Financial Measures” above for definitions and reconciliations of these amounts to the most directly comparable GAAP measures.
HIGH CV THERMAL SEGMENT ANALYSIS:
Adjusted EBITDA decreased $130 million in the period-to-period comparison, primarily due to a $5.20 decrease in realized coal revenue per ton sold as international markets continued to soften, which weighed on Newcastle prices, coupled with weak demand in Europe, which weighed on API2 pricing. The reduced realization was partially offset by a 1.6 million ton increase in PAMC sales volumes year-over-year. Additionally, the West Elk mine was acquired in the Merger, which resulted in additional sales volumes of 3.2 million tons, realized coal revenue of $165 million and cash cost of coal sold of $160 million in the year ended December 31, 2025. In the fourth quarter of 2025, the West Elk mine also incurred $11 million of idling and other costs during the transition period associated with its move to the B-Seam.
METALLURGICAL SEGMENT ANALYSIS:
All Metallurgical segment operations, except Itmann, were acquired in the Merger, resulting in additional sales volumes of 8.4 million tons, realized coal revenue of $837 million and cash cost of coal sold of $775 million in the year ended December 31, 2025. However, realized coal revenue per ton sold was significantly impacted by reduced metallurgical coal benchmark prices during the year ended December 31, 2025, which remained challenged due to surplus production within the industry and weak demand. Adjusted EBITDA was also impacted by $101 million of fire and idling costs incurred during the year ended December 31, 2025 related to the combustion incident at the Leer South mine, partially offset by $19 million of insurance reimbursements.
PRB SEGMENT ANALYSIS:
The PRB segment operations were acquired in the Merger, and, as such, there was no activity during the year ended December 31, 2024. During the year ended December 31, 2025, the PRB segment produced and sold 48.9 million tons, which resulted in Adjusted EBITDA of $64 million.
CORE MARINE TERMINAL SEGMENT ANALYSIS:
Adjusted EBITDA for the year ended December 31, 2025 was $57 million, compared to $60 million for the year ended December 31, 2024. Throughput volumes at the Core Marine Terminal were 18.1 million tons for the year ended December 31, 2025, compared to 17.0 million tons for the year ended December 31, 2024. Core Marine Terminal revenue and costs were $88 million and $31 million, respectively, for the year ended December 31, 2025, compared to $88 million and $27 million, respectively, for the year ended December 31, 2024. The expected benefit of the increased throughput tons in the year ended December 31, 2025 was offset by lower pricing, which resulted in flat revenue and higher expenses compared to the prior year.
Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. See Note 1—Significant Accounting Policies in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Report for further discussion. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company evaluates its estimates on an on-going basis. Actual results could differ from those estimates upon subsequent resolution of identified matters. Management believes that the estimates utilized are reasonable. The following critical accounting policies are materially impacted by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements in Item 8 of this Report.
Asset Retirement Obligations
The SMCRA established operational, reclamation and closure standards for all aspects of surface mining as well as most aspects of deep mining. The Company accrues for the costs of current coal mine disturbance and final coal mine and gas well closure, including the cost of treating mine water discharge where necessary. Estimates of the Company’s total asset retirement obligations, which are based upon permit requirements and Company engineering expertise related to these requirements, including the current portion, were approximately $535 million at December 31, 2025. This liability is reviewed annually, or when events and circumstances indicate an adjustment is necessary, by Company management and engineers. The estimated liability can significantly change if actual costs vary from assumptions or if governmental regulations change significantly.
Accounting for asset retirement obligations requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. For active locations, the present value of the estimated asset retirement obligations is capitalized as part of the carrying amount of the long-lived asset. For locations that have been fully depleted or closed, the present value of a change in the estimated value of the obligation is recorded directly to earnings. Asset retirement obligations primarily relate to the reclamation of land upon mine closure, the treatment of mine water discharge where necessary and the plugging of gas wells acquired for mining purposes. Changes in the assumptions used to calculate the liabilities can have a significant effect on the asset retirement obligations. The amounts of assets and liabilities recorded are dependent upon a number of variables, including the estimated future expenditures, estimated mine lives, assumptions involving inflation rates and the assumed credit-adjusted risk-free interest rate.
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
Income Taxes
Deferred tax assets and liabilities are recognized using enacted tax rates for the estimated future tax effects of temporary differences between the book and tax basis of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. At December 31, 2025, the Company had deferred tax liabilities in excess of deferred tax assets of approximately $130 million.
The Company evaluates all tax positions taken on the federal and state tax filings to determine if the position is more likely than not to be sustained upon examination. For positions that meet the more likely than not to be sustained criteria, an evaluation to determine the largest amount of benefit, determined on a cumulative probability basis, that is more likely than not to be realized upon ultimate settlement is determined. A previously recognized tax position is reversed when it is subsequently determined that a tax position no longer meets the more likely than not threshold to be sustained. The evaluation of the sustainability of a tax position and the probable amount that is more likely than not is based on judgment, historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. The results of these estimates that are not readily apparent from other sources form the basis for recognizing an uncertain tax position. Actual results could differ from those estimates upon subsequent resolution of identified matters. At December 31, 2025, the Company had uncertain tax positions totaling $6 million, which reduced gross deferred tax assets. There were no amounts recorded for uncertain tax positions at December 31, 2024.
The Company believes that accounting estimates related to income taxes are “critical accounting estimates” because the Company must assess the likelihood that deferred tax assets will be recovered from future taxable income and exercise judgment regarding the amount of financial statement benefit to record for uncertain tax positions. When evaluating whether a valuation allowance must be established on deferred tax assets, the Company exercises judgment in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers all available evidence, both positive and negative, to determine whether, based on the weight of the evidence, a valuation allowance is needed, including carrybacks, tax planning strategies, reversal of deferred tax assets and liabilities and forecasted future taxable income. In making the determination related to uncertain tax positions, the Company considers the amounts and probabilities of the outcomes that could be realized upon ultimate settlement of an uncertain tax position using the facts, circumstances and information available at the reporting date to establish the appropriate amount of financial statement benefit. To the extent that an uncertain tax position or valuation allowance is established or increased or decreased during a period, the Company must include an expense or benefit within tax expense in the income statement. Future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions. At December 31, 2025, the Company had a valuation allowance of $75 million. No valuation allowance was recorded at December 31, 2024.
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
•a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset; or
•a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The term more likely than not refers to a level of likelihood that is more than 50%.
The above factors are not comprehensive, and management routinely evaluates whether impairment indicators are present. If one or more of the above events or changes in circumstances occur, the Company performs a recoverability test, which compares the projected undiscounted cash flows from the use and eventual disposition of a long-lived asset or asset group to its carrying value. Individual assets are grouped for impairment review purposes based on the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets. If the carrying value of a long-lived asset exceeds the future undiscounted cash flows expected from the asset, the amount of impairment recorded is measured as the difference between the asset’s carrying value and the estimated fair value of the asset, determined using discounted future cash flows. The fair value of impaired assets is typically determined based on various factors, including the present values of expected future cash flows using a risk-adjusted discount rate, the marketability of coal properties and the estimated fair value of assets that could be sold or used at other operations.
Assumptions about sales, operating margins, capital expenditures and sales prices are based on the Company’s forecasts, business plans, economic projections, and anticipated future cash flows. No indicators of impairment were present and, therefore, no impairment losses were recorded during the years ended December 31, 2025, 2024 and 2023.
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
Liquidity and Capital Resources
The Company's potential sources of liquidity include cash generated from operating activities, cash on hand, borrowings under the Revolving Credit Facility and Receivables Financing Agreement (which are discussed and defined below) and, if necessary, the ability to issue equity or debt securities. The Company believes that cash generated from these sources, without needing to issue equity or debt securities, will be sufficient to meet its short-term working capital requirements, long-term capital expenditure requirements and debt servicing obligations, as well as to provide required letters of credit or surety bonds necessary for the Company's operations.
On January 14, 2025, the Company completed the Merger with Arch pursuant to the Merger Agreement. In connection with the Merger, the Company entered into an amendment to its existing Revolving Credit Facility. The amendment increased the available revolving commitments from $355 million to $600 million and extended the scheduled maturity date of the Revolving Credit Facility to April 30, 2029, providing that, under specified conditions, the maturity of the Revolving Credit Facility may be earlier. Additionally, the Company reduced the interest rate margin by 75 basis points while further enhancing financial flexibility.
Our total liquidity as of December 31, 2025 was comprised of the following:

(in millions)	December 31, 2025
Cash and Cash Equivalents	$432
Receivables Financing Agreement - Current Availability	185
Revolving Credit Facility - Current Availability	600
Less: Letters of Credit Outstanding	(268)
Total Liquidity	$949
Events that negatively impact our operations, overall financial condition and liquidity could result in our inability to comply with the Revolving Credit Facility's financial covenants. This could limit our ability to borrow under the Revolving Credit Facility if we are unable to obtain necessary waivers or amendments. The Company expects to maintain adequate liquidity through its net cash provided by operating activities and cash and cash equivalents on hand, as well as the Revolving Credit Facility and its Receivables Financing Agreement, to fund its working capital needs and capital expenditures in the short-term and long-term.
Uncertainty in the financial markets, tariffs and executive actions by the executive branch of the U.S. Government and certain other foreign nations or sovereignties bring additional potential risks to the Company. These risks could impact our ability to raise capital in the equity and debt markets or result in higher costs to obtain additional capital or credit, as well as increase potential counterparty defaults. In addition, market disruptions and uncertainty, including as a result of potential tariffs and executive actions, high interest rates and sustained high inflation, may impact the Company's revenues and collection of trade receivables. The Company regularly monitors the creditworthiness of its customers and counterparties and manages credit exposure through payment terms, credit limits, prepayments and security.
The global landscape on rates and the scope of tariffs imposed on goods imported into and out of the U.S. from multiple countries around the world continues to evolve and be uncertain, as the U.S. Government continues to negotiate its position with multiple countries and across various industries and goods. While the evolving global trade landscape relating to tariffs and retaliatory trade measures imposed by other countries on U.S. goods has not yet had a significant impact on our business or results of operations as of December 31, 2025, this and the potential for additional changes in U.S. or international trade policy have increased uncertainty regarding the ultimate effect of the tariffs on economic conditions and could lead to further weakened business conditions for the coal industry.
Over the past few years, the insurance and surety markets have been increasingly challenging, particularly for coal companies. We have experienced rising premiums, reduced coverage and fewer providers willing to underwrite policies and surety bonds. Terms have become generally unfavorable, including increases in the amount of collateral required to secure surety bonds. However, more recently, we have seen insurance rates and collateral requirements stabilize and even decrease on certain lines of coverage, as new insurance carriers have entered the market. Further cost burdens on our ability to maintain adequate insurance and bond coverage may adversely impact our operations, financial position and liquidity.
At December 31, 2025, the Company had a $132 million fund in place that will cover, in part, future reclamation costs of the thermal assets in the PRB. Additionally, the Company maintains a $17 million Global Water Treatment Trust Fund that will fund future water treatment obligations in Pennsylvania, as well as replace surety bonds and related collateral requirements. The Company expects to continue to contribute a minimum of $2 million per year to the Global Water Treatment Trust Fund. These amounts are included in Funds for Asset Retirement Obligations on the Consolidated Balance Sheets.
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
The Company participates in the UMWA Combined Benefit Fund and the 1992 Benefit Plan for which benefits are reflected in the Company’s consolidated financial statements when paid. These benefit arrangements may result in additional liabilities that are not recognized on the Consolidated Balance Sheet at December 31, 2025. The various multi-employer benefit plans are discussed in Note 17—Other Employee Benefit Plans in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Report. The Company’s total contributions under the Coal Industry Retiree Health Benefit Act of 1992 were $3 million and $3 million for the years ended December 31, 2025 and 2024, respectively. Based on available information at December 31, 2025, the Company’s aggregate obligation for the UMWA Combined Benefit Fund and 1992 Benefit Plan is estimated to be approximately $30 million. The Company also uses a combination of surety bonds, corporate guarantees and letters of credit to secure its financial obligations for employee-related, environmental, performance and various other items which are not reflected on the Consolidated Balance Sheet at December 31, 2025. Management believes these items will expire without being funded. See Note 22—Commitments and Contingent Liabilities in the Notes to the Audited Consolidated Financial Statements in Item 8 of this Report for additional details of the various financial guarantees that have been issued by the Company.
Cash Flows (in millions)

	Year Ended December 31,
	2025	2024	Variance
Net Cash Provided by Operating Activities	$306	$476	$(170)
Net Cash Provided by (Used in) Investing Activities	$48	$(165)	$213
Net Cash Used in Financing Activities	$(200)	$(107)	$(93)
Net cash provided by operating activities decreased $170 million in the period-to-period comparison primarily due to the payment of non-recurring Merger-related expenditures in the year ended December 31, 2025.

Net cash provided by (used in) investing activities changed by $213 million in the period-to-period comparison primarily due to cash acquired in the Merger, partially offset by the purchase of Arch’s tax-exempt bonds. The Company liquidated its remaining U.S. Treasury securities during the year ended December 31, 2025, resulting in net proceeds of $75 million. Capital expenditures increased $107 million primarily due to $90 million of expenditures for operations acquired in the Merger during the year ended December 31, 2025.
Net cash used in financing activities increased $93 million in the period-to-period comparison. Cash outflows related to share repurchases totaled $224 million in the year ended December 31, 2025 compared to $71 million in the year ended December 31, 2024. In connection with the Merger, the Company amended its Revolving Credit Facility, refinanced its tax-exempt bonds and amended the legacy Arch securitization facility. Proceeds of $114 million were received in connection with the bond refinancing, and fees associated with these transactions totaled $20 million. Additionally, dividend payments increased $10 million year-over-year.
Revolving Credit Facility
In November 2017, the Company entered into a revolving credit facility with PNC Bank, N.A. (“PNC”) (as amended, the “Revolving Credit Facility”). The Revolving Credit Facility has been amended several times, the most recent of which occurred in January 2025 in connection with the Merger. The January 2025 amendment increased the available revolving commitments from $355 million to $600 million and extended the scheduled maturity date to April 30, 2029, provided that, if any of the MEDCO Bonds or PEDFA Bonds (as defined below) and any subsequent refinancings thereof remain outstanding 91 days prior to their stated maturity and our specified liquidity, as measured under the Revolving Credit Facility, is less than $250 million at that time, the maturity date of the Revolving Credit Facility will be such date. Additionally, the Company reduced the applicable interest rate margin on its borrowings and letters of credit under the Revolving Credit Facility by 75 basis points.
Borrowings under the Revolving Credit Facility may be used for general corporate purposes, including working capital, capital expenditures and permitted acquisitions. Amounts repaid under the Revolving Credit Facility may be reborrowed, subject to satisfaction of the conditions to each credit extension. The Revolving Credit Facility provides that up to the full amount of the facility may be used for the issuance of letters of credit (the “Letters of Credit”) by each lender under the Revolving Credit Facility, including Arch letters of credit that are deemed to be issued under the Revolving Credit Facility. The Company may increase the revolving credit commitments on the same terms or incur term “A” loans, in each case in an aggregate amount of up to $150 million.
Borrowings under the Revolving Credit Facility bear interest at a floating rate that is, at the Company’s option, either (i) the applicable term Secured Overnight Financing Rate (“SOFR”) plus a SOFR adjustment of 0.10% plus an applicable margin or (ii) an alternate base rate plus an applicable margin. The applicable margin for the Revolving Credit Facility ranges from 3.00% to 3.75% (for SOFR loans) and 2.00% to 2.75% (for alternate base rate loans), depending on the total net leverage ratio.
The Company’s obligations under the Revolving Credit Facility are fully and unconditionally guaranteed by subsidiaries of the Company that own any portion of the Company’s Pennsylvania Mining Complex, its marine terminal at the Port of Baltimore and specified coal reserves and, subject to certain customary exceptions, all other existing or future direct or indirect wholly-owned material restricted subsidiaries of the Company, including subsidiaries acquired pursuant to the Merger. The obligations under the Revolving Credit Facility are secured by, subject to certain exceptions (including a limitation on pledges of equity interests in certain subsidiaries and certain thresholds with respect to real property), a first-priority lien on the Company's and certain subsidiaries' significant assets.
The Revolving Credit Facility contains a number of customary affirmative covenants and a number of negative covenants, including (subject to certain exceptions) limitations on (among other things): indebtedness, liens, investments, acquisitions, asset dispositions, restricted payments, mergers, consolidations, divisions and other fundamental changes, transactions with affiliates and prepayments of junior indebtedness. The Revolving Credit Facility requires prepayment of Revolving Credit Loans and Swing Loans if (x) Excess Balance Sheet Cash is greater than $125 million and (y) the sum of Revolving Credit Loans, Swing Loans and Letter of Credit Obligations (other than in respect of undrawn Letters of Credit) is greater than 25% of the Revolving Credit Commitments, in each case as of the last day of any calendar month.
The Revolving Credit Facility also includes financial covenants, including (i) a maximum first lien gross leverage ratio, (ii) a maximum total net leverage ratio, and (iii) a minimum interest coverage ratio. Under the Revolving Credit Facility, the maximum first lien gross leverage ratio is 1.50 to 1.00, the maximum total net leverage ratio is 2.50 to 1.00 and the minimum interest coverage ratio is 3.00 to 1.00. The Revolving Credit Facility contains customary events of default, including failure to make payments when due, cross-default and cross-judgment default and certain bankruptcy and insolvency events.

The Company's first lien gross leverage ratio was 0.28 to 1.00 at December 31, 2025. The Company's total net leverage ratio was 0.03 to 1.00 at December 31, 2025. The Company's interest coverage ratio was 35.10 to 1.00 at December 31, 2025. The Company was in compliance with all covenants under the Revolving Credit Facility as of December 31, 2025.
At December 31, 2025, there were no borrowings outstanding under the Revolving Credit Facility. The Revolving Credit Facility is currently only used for providing letters of credit, with $110 million of letters of credit outstanding, leaving $490 million of unused capacity. From time to time, the Company is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies’ statutes and regulations. The Company sometimes uses letters of credit to satisfy these requirements, and these letters of credit reduce the Company’s borrowing facility capacity.
Receivables Financing Agreement
Certain U.S. subsidiaries of the Company are parties to a trade accounts receivable securitization facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable. On July 28, 2025, the Company and certain of its subsidiaries entered into (i) that certain Receivables Financing Agreement (the “Receivables Financing Agreement”), by and among Core Receivable Company, LLC, as borrower (“Core Receivable”), Core Sales, LLC, as the initial servicer (the “Servicer”), PNC, as administrative agent and LC bank, PNC Capital Markets LLC (“PNC CM”), as structuring agent, and the lenders from time to time party thereto; (ii) that certain Third Amended and Restated Sale and Contribution Agreement (the “Sale and Contribution Agreement”), by and among Core Receivable, the Servicer and Arch, as transferor; (iii) that certain Third Amended and Restated Purchase and Sale Agreement (the “Purchase and Sale Agreement”), by and among Arch, the Servicer and the originators party thereto; and (iv) that certain Fifth Amended and Restated Performance Guaranty (the “Performance Guaranty” and, together with the Receivables Financing Agreement, the Sale and Contribution Agreement and the Purchase and Sale Agreement, the “Receivables Documents”), by the Company, in favor of PNC as administrative agent. With entry into the Receivables Documents, legacy Arch’s securitization facility was amended and restated in its entirety to, among other things, consolidate facilities and extend the maturity date to July 27, 2028, and legacy CONSOL’s securitization facility was terminated effective July 28, 2025.
Pursuant to the Receivables Documents, Core Sales, LLC; Mingo Logan Coal LLC; Mountain Coal Company, L.L.C.; ICG Beckley, LLC; ICG Tygart Valley, LLC; Wolf Run Mining LLC; Thunder Basin Coal Company, L.L.C.; CONSOL Pennsylvania Coal Company LLC; Core Marine Terminals LLC; and Itmann Mining Company LP, all wholly-owned subsidiaries of the Company, sell or contribute trade receivables to Core Receivable, a special purpose vehicle and wholly-owned subsidiary of the Company. Core Receivable, in turn, pledges its interests in the receivables to PNC and Regions Bank, each of which either makes loans or issues letters of credit on behalf of Core Receivable. The maximum amount of advances and letters of credit outstanding under the Receivables Financing Agreement may not exceed $250 million.
Loans under the Receivables Financing Agreement accrue interest at a reserve-adjusted market index rate equal to the applicable term SOFR rate plus ten basis points. Loans and letters of credit under the Receivables Financing Agreement also accrue a drawn fee and a letter of credit participation fee, respectively, of 2.00% per annum. In connection with the Receivables Financing Agreement, Core Receivable paid certain structuring fees to PNC CM and pays other customary fees to the lenders, including a fee on unused commitments equal to 0.60% per annum.
The Receivables Documents contain various customary representations and warranties, covenants and default provisions that provide for the termination and acceleration of the commitments and loans under the Receivables Financing Agreement in certain circumstances including, but not limited to, failure to make payments when due, breach of representation, warranty or covenant, certain insolvency events or failure to maintain the security interest in the trade receivables, and defaults under other material indebtedness. The Company guarantees the performance of the obligations of Arch; Core Sales, LLC; Mingo Logan Coal LLC; Mountain Coal Company, L.L.C.; ICG Beckley, LLC; ICG Tygart Valley, LLC; Wolf Run Mining LLC; Thunder Basin Coal Company, L.L.C.; CONSOL Pennsylvania Coal Company LLC; Core Marine Terminals LLC; and Itmann Mining Company LP under the securitization, and will guarantee the obligations of any additional originators or successor servicer that may become party to the Receivables Financing Agreement. However, neither the Company nor its affiliates will guarantee collectability of receivables or the creditworthiness of obligors thereunder.
At December 31, 2025, eligible accounts receivable yielded $185 million of borrowing capacity. At December 31, 2025, the Receivables Financing Agreement had no outstanding borrowings and approximately $158 million of letters of credit outstanding, leaving $27 million of unused capacity. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.

Series 2025 Bonds
On March 27, 2025, the Company borrowed the proceeds of tax-exempt bonds issued by (i) the Pennsylvania Economic Development Financing Authority (“PEDFA”) in the aggregate principal amount of $98 million (the “PEDFA Bonds”), at a fixed rate of 5.45% for an initial term of ten years on an unsecured basis, pursuant to a Bond Purchase Agreement, dated March 19, 2025, by and among Jefferies LLC, as the representative acting on behalf of itself, KeyBanc Capital Markets Inc., PNC CM, Goldman Sachs & Co. LLC, B. Riley Securities, Inc. and TCBI Securities, Inc. (collectively, the “Underwriters”), PEDFA and the Company; (ii) the Maryland Economic Development Corporation (“MEDCO”) in the aggregate principal amount of $103 million (the “MEDCO Bonds”), at a fixed rate of 5.00% for an initial term of ten years on an unsecured basis, pursuant to a Bond Purchase Agreement, dated March 19, 2025, by and among the Underwriters, MEDCO and the Company; and (iii) the West Virginia Economic Development Authority (“WVEDA”) in the aggregate principal amount of $106 million (the “WVEDA Bonds” and together with the PEDFA Bonds and the MEDCO Bonds, the “Series 2025 Bonds”), at a fixed rate of 5.45% for an initial term of ten years on an unsecured basis, pursuant to a Bond Purchase Agreement, dated March 19, 2025, by and among the Underwriters, WVEDA and the Company.
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
The (i) PEDFA Bonds were issued pursuant to an indenture (the “PEDFA Indenture”), dated March 1, 2025, by and between PEDFA and Wilmington Trust, National Association, as trustee (the “Trustee”), and PEDFA made a loan of the proceeds of the PEDFA Bonds to the Company pursuant to a Loan Agreement, dated March 1, 2025 (the “PEDFA Loan Agreement”), between PEDFA and the Company; (ii) MEDCO Bonds were issued pursuant to an indenture (the “MEDCO Indenture”), dated March 1, 2025, by and between MEDCO and the Trustee, and MEDCO made a loan of the proceeds of the MEDCO Bonds to the Company pursuant to a Loan Agreement, dated March 1, 2025 (the “MEDCO Loan Agreement”), between MEDCO and the Company; and (iii) WVEDA Bonds were issued pursuant to an indenture (the “WVEDA Indenture” and together with the PEDFA Indenture and the MEDCO Indenture, the “Series 2025 Bonds Indentures”), dated March 1, 2025, by and between WVEDA and the Trustee, and WVEDA made a loan of the proceeds of the WVEDA Bonds to the Company pursuant to a Loan Agreement, dated as of March 1, 2025 (the “WVEDA Loan Agreement” and together with the PEDFA Loan Agreement and MEDCO Loan Agreement, the “Loan Agreements”), between WVEDA and the Company. Under the terms of the Loan Agreements, the Company agreed to make all payments of principal, interest and other amounts at any time due on the respective Series 2025 Bonds or under the respective Series 2025 Bonds Indentures.
Material Cash Requirements
The Company expects to make the following payments in the next 12 months:
•$122 million on its long-term debt and operating and finance lease obligations, including interest (refer to Note 13—Long-Term Debt and Note 14—Leases for additional information);
•$69 million on its employee-related long-term liabilities, including obligations that the Company has under multi-employer plans (refer to Note 15—Pension and Other Postretirement Benefit Plans and Note 16—Coal Workers' Pneumoconiosis and Workers' Compensation for additional information); and
•$97 million on its environmental obligations and $179 million on its other current liabilities.
The Company believes it will be able to satisfy these material cash requirements with cash generated from operating activities, cash on hand, borrowings under the Revolving Credit Facility and Receivables Financing Agreement and, if necessary, cash generated from its ability to issue equity or debt securities.

Debt
At December 31, 2025, the Company had total long-term debt and finance lease obligations of $459 million outstanding, including the current portion of $98 million. This long-term debt consisted of:
•An aggregate principal amount of $106 million of WVEDA Bonds, which were issued to finance a coal refuse disposal area at the Leer South mine, bear interest at 5.45% per annum for an initial term of ten years and mature in January 2055. Interest on the WVEDA Bonds is payable on April 1 and October 1 of each year.
•An aggregate principal amount of $103 million of MEDCO Bonds, which were issued to finance the Core Marine Terminal, bear interest at 5.00% per annum for an initial term of ten years and mature in July 2048. Interest on the MEDCO Bonds is payable on February 1 and August 1 of each year.
•An aggregate principal amount of $98 million of PEDFA Bonds, which were issued to finance the ongoing expansion of the coal refuse disposal area at the Central Preparation Plant, bear interest at 5.45% per annum for an initial term of ten years and mature in January 2051. Interest on the PEDFA Bonds is payable on June 1 and December 1 of each year.
•An aggregate principal amount of $80 million of various equipment financing arrangements with a weighted-average interest rate of 7.55%.
•An aggregate principal amount of $58 million of finance leases with a weighted-average interest rate of 6.60%.
•Advanced royalty commitments of $11 million with a weighted-average interest rate of 8.04% per annum.
•An aggregate principal amount of $3 million of other debt arrangements.
At December 31, 2025, the Company had no borrowings outstanding and approximately $110 million of letters of credit outstanding under the $600 million Revolving Credit Facility. At December 31, 2025, the Company had no borrowings outstanding and approximately $158 million of letters of credit outstanding under the Receivables Financing Agreement.
Stock Repurchases
On February 18, 2025, the Company’s Board of Directors approved a capital return framework that involves a mix of dividends and share repurchases. The repurchase program permits the repurchase, from time to time, of the Company’s outstanding shares of common stock in an aggregate amount of up to $1 billion, subject to certain covenants in the Revolving Credit Facility and the Series 2025 Bonds Indentures that limit the Company’s ability to repurchase shares of its common stock.
During the year ended December 31, 2025, the Company repurchased and retired 3,088,520 shares of the Company’s common stock at an average price of $72.61 per share.
Total Equity and Dividends
Total equity attributable to the Company was $3,678 million at December 31, 2025 and $1,568 million at December 31, 2024. See the Consolidated Statements of Stockholders’ Equity in Item 8 of this Report for additional details.
The declaration and payment of dividends by the Company is at the discretion of the Company’s Board of Directors. The Revolving Credit Facility and the Series 2025 Bonds Indentures include certain covenants limiting the Company’s ability to declare and pay dividends.
The Company paid the following dividends during the year ended December 31, 2025:

Per Share	Total Paid (000s omitted)	Payment Timing	Shareholder of Record Date
$0.10	$5,364	March 17, 2025	March 3, 2025
$0.10	$5,223	June 13, 2025	May 30, 2025
$0.10	$5,128	September 15, 2025	August 29, 2025
$0.10	$5,115	December 15, 2025	November 28, 2025

On February 12, 2026, the Company announced a $0.10 per share dividend in an aggregate amount of approximately $5.1 million, payable on March 16, 2026 to all stockholders of record as of March 2, 2026.
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The amendments in this update require that public business entities, at each interim period and on an annual basis: (1) disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption; (2) include certain amounts that are already required to be disclosed under current GAAP; (3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and (4) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. These amendments may be applied either prospectively or retrospectively. Management is currently evaluating the impact of this guidance but, with the exception of the increased disclosures summarized above, does not expect this update to have a material impact on the Company’s financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In addition to the risks inherent in operations, the Company is exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding the Company’s exposure to the risks related to changes in commodity prices, interest rates and foreign exchange rates.
Commodity Price Risk
The Company is exposed to market price risk in the normal course of selling coal. The Company sells coal in the spot market and under both short-term and multi-year contracts that may contain prices subject to pre-established price adjustments that reflect (i) variances in the quality characteristics of coal delivered to the customer beyond threshold quality characteristics specified in the applicable sales contract, (ii) the actual calorific value of coal delivered to the customer, (iii) changes in electric power prices in the markets in which the Company’s customers operate, as adjusted for any factors set forth in the applicable contract or (iv) changes in published indices. The Company has established risk management policies and procedures to strengthen the internal control environment of the marketing of commodities produced from its asset base.
Interest Rate Risk
At December 31, 2025, the Company’s aggregate principal amount of debt outstanding is predominantly under fixed-rate instruments, and only $73 million of outstanding debt is subject to interest rate sensitivity.
Foreign Exchange Rate Risk
All of the Company’s transactions are denominated in U.S. dollars, and, as a result, any fluctuations in currency exchange rates would have no impact to the Company’s current financial transactions. However, because coal is sold internationally in U.S. dollars, general economic conditions in foreign markets and changes in foreign currency exchange rates may provide the Company’s international competitors with a competitive advantage. If the Company’s competitors’ currencies decline against the U.S. dollar or against the Company’s international customers’ local currencies, those competitors may be able to offer lower prices for coal to the Company’s customers. Furthermore, if the currencies of the Company’s overseas customers were to significantly decline in value in comparison to the U.S. dollar, those customers may seek decreased prices for the coal the Company sells to them. Consequently, currency fluctuations could adversely affect the competitiveness of the Company’s coal in international markets.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Core Natural Resources, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Core Natural Resources, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of (loss) income, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 17, 2026 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Asset Retirement Obligations

Description of the Matter
The Company accrues for the costs of current coal mine disturbance and final coal mine and gas well closure, including the cost of treating mine water discharge where necessary. Estimates of the Company’s asset retirement obligations are based upon permit requirements and the Company’s assessment of these requirements. The total asset retirement obligations, including the current portion, were approximately $535 million at December 31, 2025. This liability is reviewed annually, or when events and circumstances indicate an adjustment is necessary, by the Company’s management and engineers. As discussed in Note 1 and Note 8 of the consolidated financial statements, the Company’s accounting for asset retirement obligations requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.

Auditing the amounts recorded for certain of the Company’s asset retirement obligations is complex and judgmental due to the estimation that is required to determine the value of the asset retirement obligation. In particular, the estimation of the value of the asset retirement obligation involves certain subjective assumptions, including the estimated future expenditures. The estimated liability can significantly change if actual costs vary from the assumptions used in estimating the obligation.

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
To test the asset retirement obligations, our audit procedures included, among others, evaluating the methodology used, testing the significant assumptions discussed above and testing the underlying data used by the Company in its analyses. We compared the expected amounts and timing of future expenditures to historical data and evaluated the changes in those amounts. For example, we evaluated management’s methodology for determining the amount and timing of asset retirement obligation costs which is utilized to measure the asset retirement obligation and analyzed current year activity, published pricing data and historical amounts. In addition, we involved our specialist to assist in our evaluation of management’s estimates of the asset retirement obligations, including review of assumptions, regulatory requirements, reclamation plans and estimated future expenditures. We also tested the completeness and accuracy of the data used in the estimation of the Company’s asset retirement obligations.

Merger with Arch

Description of the Matter
As discussed in Note 2, on January 14, 2025, the Company completed the merger with Arch Resources, Inc. for total consideration of approximately $2.577 billion. The Company accounted for the merger as a business combination.

Auditing management’s accounting for the merger was challenging due to the significant estimation required by management to determine the fair values of mineral reserves (included in Property, Plant and Equipment, net) and significant judgment required to evaluate management’s estimate. These fair value estimates were sensitive to certain significant assumptions, including estimated realized coal prices in the determination of forecasted revenue. This significant assumption is forward-looking and could be affected by future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for the merger and valuation of the acquired assets. For example, we tested controls over management’s review of the significant assumption described above to develop such estimates.
Our audit procedures included, among others, evaluating the Company's valuation methodology, significant assumptions used by the Company, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We involved our valuation specialists to assist with our evaluation of the selection and application of the valuation methodology used by the Company. Our audit procedures performed to assess the reasonableness of the estimated realized coal prices involved, among others, considering consistency with external market and industry data, current and past performance of the acquired business, and evidence obtained in other areas of the audit.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2017.
Pittsburgh, Pennsylvania
February 17, 2026

CORE NATURAL RESOURCES, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues	$4,164,775	$2,164,406	$2,506,635

Costs and Expenses:
Cost of Sales (exclusive of items shown separately below)	3,544,817	1,431,432	1,377,623
Depreciation, Depletion and Amortization	621,067	223,526	241,317
General and Administrative Costs	214,856	115,224	103,470
Other Operating Income and Expense, net	(33,904)	43,224	(19,111)
	4,346,836	1,813,406	1,703,299

(Loss) Income from Operations	(182,061)	351,000	803,336

Interest Expense	(40,124)	(22,192)	(29,325)
Interest Income	25,890	19,223	13,597
Loss on Debt Extinguishment	(11,680)	—	(2,725)
Non-Service Related Pension and Postretirement Benefit Costs	(25,728)	(17,384)	(7,011)

(Loss) Earnings Before Income Tax	(233,703)	330,647	777,872
Income Tax (Benefit) Expense (Note 5)	(80,487)	44,242	121,980
Net (Loss) Income	$(153,216)	$286,405	$655,892

(Loss) Earnings per Share:
Total Basic (Loss) Earnings per Share	$(2.98)	$9.65	$19.91
Total Diluted (Loss) Earnings per Share	$(2.98)	$9.61	$19.79

Dividends Declared per Common Share	$0.40	$0.50	$2.20
The accompanying notes are an integral part of these financial statements.

CORE NATURAL RESOURCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Net (Loss) Income	$(153,216)	$286,405	$655,892
Other Comprehensive Income (Loss):
Actuarially Determined Long-Term Liability Adjustments:
Recognition of Benefit Plan Credits (Costs) (net of tax: ($441), ($395), $1,049)	1,506	1,371	(3,650)
Unrecognized Benefit Plan Gains Arising During the Period (net of tax: ($2,888), ($3,792), ($1,232))	9,676	13,157	4,150
Available-for-Sale Securities:
Unrealized Gain (Loss) on Investments in Available-for-Sale Securities (net of tax: ($165), $12, ($23))	562	(41)	80
Other Comprehensive Income	11,744	14,487	580

Comprehensive (Loss) Income	$(141,472)	$300,892	$656,472
The accompanying notes are an integral part of these financial statements.

CORE NATURAL RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and Cash Equivalents	$432,174	$408,240
Short-Term Investments (Note 6)	—	51,993
Accounts and Notes Receivable:
Trade Receivables, net	349,233	136,750
Other Receivables, net	53,928	25,900
Inventories (Note 9)	374,759	96,201
Other Current Assets	130,128	66,874
Total Current Assets	1,340,222	785,958
Total Property, Plant and Equipment—Net (Note 10)	4,386,882	1,921,699
Other Assets:
Funds for Asset Retirement Obligations (Note 8)	148,874	12,054
Pension Benefits (Note 15)	49,618	41,938
Other Noncurrent Assets, net	204,457	117,894
Total Other Assets	402,949	171,886
TOTAL ASSETS	$6,130,053	$2,879,543
The accompanying notes are an integral part of these financial statements.

CORE NATURAL RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$335,623	$143,635
Current Portion of Long-Term Debt (Note 13)	98,328	112,865
Other Accrued Liabilities (Note 12)	404,338	262,184
Total Current Liabilities	838,289	518,684
Long-Term Debt:
Long-Term Debt (Note 13)	317,267	79,524
Finance Lease Obligations (Note 14)	36,893	15,270
Total Long-Term Debt	354,160	94,794
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions (Note 15)	186,843	176,251
Pneumoconiosis Benefits (Note 16)	261,201	145,489
Asset Retirement Obligations (Note 8)	496,002	212,178
Workers’ Compensation (Note 16)	70,457	36,051
Pension Benefits (Note 15)	21,111	20,073
Deferred Income Taxes (Note 5)	130,113	49,214
Other Noncurrent Liabilities	93,643	58,562
Total Deferred Credits and Other Liabilities	1,259,370	697,818
TOTAL LIABILITIES	2,451,819	1,311,296
Stockholders’ Equity:
Common Stock, $0.01 Par Value; 125,000,000 Shares Authorized, 50,975,185 Shares Issued and Outstanding at December 31, 2025; 62,500,000 Shares Authorized, 29,407,830 Shares Issued and Outstanding at December 31, 2024	510	294
Capital in Excess of Par Value	2,982,077	540,412
Retained Earnings	818,476	1,162,114
Accumulated Other Comprehensive Loss	(122,829)	(134,573)
TOTAL STOCKHOLDERS' EQUITY	3,678,234	1,568,247
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,130,053	$2,879,543
The accompanying notes are an integral part of these financial statements.

CORE NATURAL RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
December 31, 2022	$347	$646,237	$668,882	$(149,640)	$1,165,826
Net Income	—	—	655,892	—	655,892
Actuarially Determined Long-Term Liability Adjustments (Net of ($183) Tax)	—	—	—	500	500
Investments in Available-for-Sale Securities (Net of ($23) Tax)	—	—	—	80	80
Comprehensive Income	—	—	655,892	580	656,472
Issuance of Common Stock	4	(4)	—	—	—
Repurchases of Common Stock (5,224,016 Shares)	(52)	(95,587)	(299,753)	—	(395,392)
Excise Tax on Repurchases of Common Stock	—	—	(3,729)	—	(3,729)
Employee Stock-Based Compensation	—	10,046	—	—	10,046
Shares Withheld for Taxes	—	(12,831)	—	—	(12,831)
Dividends on Common Shares ($2.20 per share)	—	—	(75,474)	—	(75,474)
Dividend Equivalents Earned on Stock-Based Compensation Awards	—	—	(1,476)	—	(1,476)
December 31, 2023	$299	$547,861	$944,342	$(149,060)	$1,343,442
Net Income	—	—	286,405	—	286,405
Actuarially Determined Long-Term Liability Adjustments (Net of ($4,187) Tax)	—	—	—	14,528	14,528
Investments in Available-for-Sale Securities (Net of $12 Tax)	—	—	—	(41)	(41)
Comprehensive Income	—	—	286,405	14,487	300,892
Issuance of Common Stock	2	(2)	—	—	—
Repurchases of Common Stock (747,351 Shares)	(7)	(13,671)	(53,200)	—	(66,878)
Excise Tax on Repurchases of Common Stock	—	—	(537)	—	(537)
Employee Stock-Based Compensation	—	11,350	16	—	11,366
Shares Withheld for Taxes	—	(5,126)	—	—	(5,126)
Dividends on Common Shares ($0.50 per share)	—	—	(14,697)	—	(14,697)
Dividend Equivalents Earned on Stock-Based Compensation Awards	—	—	(215)	—	(215)
December 31, 2024	$294	$540,412	$1,162,114	$(134,573)	$1,568,247
Net Loss	—	—	(153,216)	—	(153,216)
Actuarially Determined Long-Term Liability Adjustments (Net of ($3,329) Tax)	—	—	—	11,182	11,182
Investments in Available-for-Sale Securities (Net of ($165) Tax)	—	—	—	562	562
Comprehensive (Loss) Income	—	—	(153,216)	11,744	(141,472)
Issuance of Common Stock	4	(4)	—	—	—
Merger with Arch	243	2,481,125	—	—	2,481,368
Repurchases of Common Stock (3,088,520 Shares)	(31)	(56,755)	(167,478)	—	(224,264)
Excise Tax on Repurchases of Common Stock	—	—	(1,978)	—	(1,978)
Employee Stock-Based Compensation	—	32,918	—	—	32,918
Shares Withheld for Taxes	—	(15,619)	—	—	(15,619)
Dividends on Common Shares ($0.40 per share)	—	—	(20,830)	—	(20,830)
Dividend Equivalents Earned on Stock-Based Compensation Awards	—	—	(136)	—	(136)
December 31, 2025	$510	$2,982,077	$818,476	$(122,829)	$3,678,234
The accompanying notes are an integral part of these financial statements.

CORE NATURAL RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net (Loss) Income	$(153,216)	$286,405	$655,892
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	621,067	223,526	241,317
Gain on Sale of Assets	(7,027)	(6,941)	(8,981)
Stock-Based Compensation	32,918	11,350	10,046
Loss on Debt Extinguishment	11,680	—	2,725
Deferred Income Taxes	(80,971)	8,820	14,121
Loss from Equity Method Investments	15,476	1,326	199
Other Adjustments to Net (Loss) Income	4,411	(371)	1,851
Changes in Operating Assets:
Accounts and Notes Receivable	(64,045)	(2,233)	36,922
Inventories	28,661	(8,018)	(21,540)
Other Current Assets	(4,684)	(444)	(4,673)
Changes in Other Assets	17,783	7,936	(11,725)
Changes in Operating Liabilities:
Accounts Payable	(24,268)	4,570	11,449
Commodity Derivatives, net Liability	—	—	(15,142)
Other Operating Liabilities	(9,144)	(25,420)	3,063
Payments on Asset Retirement Obligations	(36,205)	(30,089)	(22,771)
Changes in Other Liabilities	(46,684)	5,973	(34,804)
Net Cash Provided by Operating Activities	305,752	476,390	857,949
Cash Flows from Investing Activities:
Capital Expenditures	(284,581)	(177,988)	(167,791)
Proceeds from Sales of Assets	7,514	7,396	4,255
Proceeds from Sales of Short-Term Investments	80,165	100,982	122,658
Purchases of Short-Term Investments	(4,802)	(66,963)	(200,870)
Net Cash and Restricted Cash Acquired from Merger	368,726	—	—
Purchase of Arch Tax-Exempt Bonds	(98,225)	—	—
Investments in DTA	(15,733)	—	—
Other Investing Activity	(5,405)	(28,458)	(17,684)
Net Cash Provided by (Used in) Investing Activities	47,659	(165,031)	(259,432)
Cash Flows from Financing Activities:
Payments on Finance Lease Obligations	(12,554)	(10,518)	(25,335)
Payments on Term Loan B	—	—	(63,590)
Payments on Second Lien Notes	—	—	(101,832)
Proceeds from Long-Term Debt Issuance	114,439	—	—
Payments on Other Debt	(14,118)	(955)	(981)
Shares Withheld for Taxes	(15,619)	(5,126)	(12,831)
Repurchases of Common Stock	(224,264)	(70,879)	(399,379)
Debt-Related Financing Fees	(20,477)	—	(2,779)
Payments of Excise Tax on Share Repurchases	(934)	(3,747)	—
Dividends and Dividend Equivalents Paid	(26,264)	(15,860)	(75,474)
Net Cash Used in Financing Activities	(199,791)	(107,085)	(682,201)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	153,620	204,274	(83,684)
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	447,542	243,268	326,952
Cash and Cash Equivalents and Restricted Cash at End of Period	$601,162	$447,542	$243,268
The accompanying notes are an integral part of these financial statements.

CORE NATURAL RESOURCES, INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
The information set forth herein does not include the results of operations or cash flows of Arch prior to January 14, 2025. Accordingly, unless otherwise specifically noted, references herein to “Core Natural Resources,” “Core,” “we,” “our,” “us,” “our Company” and “the Company” refer only to Core and its subsidiaries and do not include Arch and its subsidiaries prior to the Merger. See Note 2—Merger with Arch for further discussion of the unaudited pro forma information.
A summary of the significant accounting policies of the Company is presented below. These, together with the other notes that follow, are an integral part of these financial statements.
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the U.S., and they include the accounts of the Company and its wholly-owned and majority-owned or controlled subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Upon closing of the Merger with Arch (see Note 2 - Merger with Arch), the Company acquired a 35% interest in the Dominion Terminal, a ground storage-to-vessel coal transloading facility in Newport News, Virginia operated by DTA. The Company has the ability to exercise significant influence, but not control, over DTA and accordingly, the investment in DTA is accounted for under the equity method.
All dollar amounts discussed in these Notes to the Audited Consolidated Financial Statements are in thousands of U.S. dollars, except for share and per share amounts, and unless otherwise indicated.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as various disclosures. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term securities with original maturities of three months or less.
Restricted Cash
Restricted cash includes cash pledged as collateral, which supports the Company’s surety bond portfolio and letters of credit issued under the Company’s accounts receivable securitization program. As of December 31, 2025, the Company had $168,988 in restricted cash. As of December 31, 2024, the Company had $39,302 in restricted cash. These restricted cash balances are included in Other Current Assets and Funds for Asset Retirement Obligations in the accompanying Consolidated Balance Sheets.
Trade Receivables and Allowance for Credit Losses
Trade receivables are recorded at the invoiced amount. Credit is extended based on the Company’s assessment of several factors, including, but not limited to, a customer’s financial condition and ability to perform its obligations. See Note 7—Credit Losses for additional information regarding the Company’s measurement of expected credit losses. There were no material financing receivables with a contractual maturity greater than one year at December 31, 2025 and 2024.

Inventories
Inventories are stated at the lower of cost or net realizable value. The cost of coal inventories is determined by the first-in, first-out method. Coal inventory costs include labor, supplies, equipment costs, operating overhead, depreciation, depletion, amortization and other related costs. The cost of supplies inventory is determined by the average cost method and includes operating and maintenance supplies to be used in the Company’s coal operations.
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
Coal reserves are either owned in fee or controlled by lease. The durations of the leases vary; however, the lease terms are generally extended automatically to the exhaustion of economically recoverable reserves, as long as active mining continues. Coal interests held by lease provide the same rights as fee ownership for mineral extraction and are legally considered real property interests. Depletion of leased coal interests is computed using the units-of-production method over recoverable coal reserves. The Company also makes advance payments, or advance mining royalties, to lessors under certain lease agreements that are recoupable against future production, and it makes payments that are generally based upon a specified rate per ton or a percentage of gross realization from the sale of the coal. The Company evaluates its properties, including advance mining royalties and leased coal interests, for impairment indicators whenever events or circumstances indicate that the carrying amount may not be recoverable.
Costs to obtain coal lands are capitalized based on the cost at acquisition and are amortized using the units-of-production method over all estimated recoverable reserve tons assigned and accessible to the mine. Recoverable coal reserves are estimated on a clean coal ton equivalent, which excludes nonrecoverable coal reserves and anticipated preparation plant processing refuse. Rates are updated when revisions to coal reserve estimates are made. Coal reserve estimates are reviewed when events and circumstances indicate a reserve change is needed, or at a minimum once a year. Amortization of coal interests begins when the coal reserve is produced. At an underground mine, a ton is considered produced once it reaches the surface area of the mine. Any material effect from changes in estimates is disclosed in the period the change occurs.
When properties are retired or otherwise disposed, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposition is recognized in Other Operating Income and Expense, net in the Consolidated Statements of (Loss) Income.

Depreciation of plant and equipment is calculated using the straight-line method over the estimated useful lives or lease terms, generally as follows:

Years
Buildings and improvements	10 to 45
Machinery and equipment	3 to 25
Leasehold improvements	Life of Lease
Capitalization of Interest
Interest costs associated with the development of significant properties and projects are capitalized until the project is substantially complete and ready for its intended use. A weighted average cost of borrowing rate is used. For the years ended December 31, 2025, 2024 and 2023, capitalized interest totaled $5,564, $6,106 and $3,981, respectively.
Impairment of Long-lived Assets
Impairment of long-lived assets or asset groups is recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the respective assets’ or asset groups’ carrying value. The carrying value of the assets is then reduced to its estimated fair value, which is usually measured based on an estimate of future discounted cash flows. There were no indicators of impairment and, therefore, no impairment losses were recorded during the years ended December 31, 2025, 2024 and 2023.
Income Taxes
The Company files a consolidated federal income tax return and utilizes the asset and liability method to account for income taxes. The provision for income taxes represents amounts paid or estimated to be payable, net of amounts refunded or estimated to be refunded, for the current year and the change in deferred taxes, exclusive of amounts recorded in Other Comprehensive Income (Loss). Any refinements to prior years’ provisions made due to subsequent information are reflected as adjustments in the current period.
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
Postretirement Benefits Other Than Pensions
Postretirement benefit obligations established by the Coal Industry Retiree Health Benefit Act of 1992 (the “Coal Act”) are treated as a multi-employer plan, which requires expense to be recorded for the associated obligations as payments are made. For postretirement benefits other than pensions, except for those established pursuant to the Coal Act, the Company accrues the cost of such retirement benefits for the employees’ active service periods. Such liabilities are determined on an actuarial basis, and the Company administers these liabilities through a combination of self-insured and fully-insured agreements. Differences between actual and expected results or changes in the value of obligations are recorded in Other Comprehensive Income (Loss).
Pneumoconiosis Benefits and Workers’ Compensation
The Company is required by federal and state statutes to provide benefits to certain current and former totally disabled employees or their dependents for awards related to coal workers’ pneumoconiosis. The Company is also required by various state statutes to provide workers’ compensation benefits for employees who sustain employment-related physical injuries or some types of occupational disease. Workers’ compensation benefits include compensation for disability, medical costs and, on some occasions, the cost of rehabilitation. The Company is primarily self-insured for these benefits. The Company estimates provisions related to these benefits on an actuarial basis.
Asset Retirement Obligations
The Company recognizes the fair values of asset retirement obligations for mine closing costs and costs associated with dismantling and removing degasification facilities in the periods in which they are incurred if a reasonable estimate of fair value can be made. For active locations, the present value of the estimated asset retirement obligation is capitalized as part of the carrying amount of the related long-lived asset. For locations that have been fully depleted or closed, the present value of the change is recorded directly to earnings. Generally, the capitalized asset retirement obligation is depreciated on a units-of-production basis. Accretion of the asset retirement obligation is recognized over time and until the reclamation obligations are satisfied. Accretion is included in Depreciation, Depletion and Amortization on the Consolidated Statements of (Loss) Income. Asset retirement obligations primarily relate to the closure of mines, which includes treatment of water and the reclamation of land upon exhaustion of coal reserves. Accrued mine closing costs, perpetual water treatment costs, reclamation and costs associated with dismantling and removing degasification facilities are regularly reviewed by management and are revised for changes in future estimated costs and regulatory requirements, in each case if and as applicable.
Subsidence
Subsidence occurs when there is sinking or shifting of the ground surface due to the removal of underlying coal. Areas affected may include, but are not limited to, streams, property, roads, pipelines and other land and surface structures. Total estimated subsidence-related obligations are recognized in the period when the related coal has been extracted and are included in Cost of Sales on the Consolidated Statements of (Loss) Income and Other Accrued Liabilities on the Consolidated Balance Sheets. On occasion, the Company may elect to prepay for estimated damages prior to undermining the property in return for a release of liability. Prepayments are included as assets and are either recognized in Other Current Assets or Other Noncurrent Assets, net on the Consolidated Balance Sheets if the payment is made less than or greater than one year, respectively, prior to undermining the property.
Retirement Plans
The Company has non-contributory defined benefit retirement plans. The benefits for these plans are based primarily on years of service and employees’ pay. The costs of these retiree benefits are recognized over the employees’ service periods. In 2015, the Company’s qualified defined benefit retirement plan was frozen. The Company uses actuarial methods and assumptions in the valuation of defined benefit obligations and the determination of expense. Differences between actual and expected results or changes in the value of obligations and plan assets are recorded in Other Comprehensive Income (Loss).
Stock-Based Compensation
Eligible Company employees participate in equity-based compensation plans. The Company recognizes compensation expense for all stock-based compensation awards based on the estimated fair value at the grant date. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the award’s vesting term. See Note 18—Stock-Based Compensation for additional information.
Revenue Recognition
Coal revenue is recognized when the performance obligation has been satisfied and the corresponding transaction price has been determined. Generally, title passes when coal is loaded at the coal preparation facilities, at terminal locations or other customer destinations. The Company’s coal contract revenue per ton is fixed or determinable based upon either fixed forward pricing or pricing derived from established indices and adjusted for nominal quality characteristics. Some coal contracts also contain positive electric power price-related adjustments, which represent market-driven price adjustments, in addition to a fixed base price per ton. The Company’s coal contracts generally do not allow for retroactive adjustments to pricing after title to the coal has passed and do not have significant financing components. See Note 3—Revenue from Contracts with Customers for additional information.
Contingencies
The Company is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes and other claims and actions arising out of the normal course of business. Liabilities are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Estimates are developed through consultation with legal counsel involved in the defense of these matters and are based upon the nature of the lawsuit, progress of the case in court, view of legal counsel, prior experience in similar matters and management’s intended response. Environmental liabilities are not discounted or reduced by possible recoveries from third-parties. Legal fees associated with defending these various lawsuits and claims are expensed when incurred.
(Loss) Earnings per Share
Basic (loss) earnings per share are computed by dividing net (loss) income by the weighted-average number of shares outstanding during the reporting period. Diluted (loss) earnings per share are computed similarly to basic (loss) earnings per share, except that the weighted-average number of shares outstanding is increased to include additional shares from restricted stock units and performance share units, if dilutive. The number of additional shares is calculated by assuming that outstanding restricted stock units and performance share units were released, and that the proceeds from such activities, as applicable, were used to acquire shares of common stock at the average market price during the reporting period.
The table below sets forth the share-based awards that have been excluded from the computation of diluted (loss) earnings per share because their effect would be anti-dilutive:

	Year Ended December 31,
	2025	2024	2023
Anti-Dilutive Restricted Stock Units	105,182	797	1,146
Anti-Dilutive Performance Share Units	83,809	—	—
	188,991	797	1,146
The computations for basic and diluted (loss) earnings per share are as follows:

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net (Loss) Income	$(153,216)	$286,405	$655,892

Denominator:
Weighted-average shares of common stock outstanding	51,386,841	29,683,002	32,941,654
Effect of dilutive shares	—	124,366	200,353
Weighted-average diluted shares of common stock outstanding	51,386,841	29,807,368	33,142,007

(Loss) Earnings per Share:
Basic	$(2.98)	$9.65	$19.91
Diluted	$(2.98)	$9.61	$19.79
As of December 31, 2025, the Company had 500,000 shares of preferred stock authorized, none of which were issued or outstanding.

Shares of common stock outstanding were as follows:

	Year Ended December 31,
	2025	2024	2023
Balance, Beginning of Year	29,407,830	29,910,439	34,746,904
Retirement Related to Stock Repurchase (a)	(3,088,520)	(747,351)	(5,224,016)
Issuance Related to Merger with Arch (b)	24,339,073	—	—
Issuance Related to Stock-Based Compensation (c)	316,802	244,742	387,551
Balance, End of Year	50,975,185	29,407,830	29,910,439
(a) See Note 4—Stock and Debt Repurchases for additional information.
(b) See Note 2—Merger with Arch for additional information.
(c) See Note 18—Stock-Based Compensation for additional information.
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The amendments in this update require that public business entities, at each interim period and on an annual basis: (1) disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption; (2) include certain amounts that are already required to be disclosed under current generally accepted accounting principles; (3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and (4) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. These amendments may be applied either prospectively or retrospectively. Management is currently evaluating the impact of this guidance but, with the exception of the increased disclosures summarized above, does not expect this update to have a material impact on the Company’s financial statements.
Reclassifications
Certain amounts in prior periods have been reclassified to conform with the report classifications of the current period. These reclassifications had no effect on previously reported total net income (loss), assets, stockholders’ equity or cash flows from operating activities, nor do they affect key metrics used by the Company’s chief operating decision maker (“CODM”) to evaluate performance.
NOTE 2—MERGER WITH ARCH:
On January 14, 2025, Core completed its merger of equals transaction with Arch. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Arch, with Arch continuing as the surviving corporation and as a wholly-owned subsidiary of the Company. In connection with the Merger, the Company issued 24.3 million shares of its common stock, which represents approximately 45% of the issued and outstanding shares of Company common stock after giving effect to such issuance. Based upon the closing price of the Company’s common stock on January 13, 2025, the equity portion of the purchase consideration was $2,481,368.
Prior to the closing of the Merger, on January 13, 2025, the Company purchased an aggregate principal amount of $98,075 of the outstanding (i) Solid Waste Disposal Facility Revenue Bonds (Arch Resources Project), Series 2020, and (ii) Solid Waste Disposal Facility Revenue Bonds (Arch Resources Project), Series 2021 (together, the “Arch Bonds”), which were issued by the West Virginia Economic Development Authority for the benefit of Arch (the “Arch Bond Purchase”). The Company also consented to the release of all liens, mortgages and security interests granted or purported to be granted pursuant to the security documents relating to the Arch Bonds and to the termination of all such security documents. The $98,075 of Arch Bonds purchased by the Company constituted all of the outstanding Arch Bonds. Upon the closing of the Merger, the pre-existing contractual relationship between the Company and Arch resulting from the Arch Bond Purchase became an intercompany relationship on a consolidated basis and, as such, was effectively settled upon the closing of the Merger on January 14, 2025. As such, total consideration transferred has been adjusted for the effect of the

Arch Bond Purchase and assumed liabilities exclude the obligations that were effectively settled. The settlement of this pre-existing relationship between the Company and Arch did not result in any material gain or loss. The Arch Bonds were successfully remarketed and reissued on March 27, 2025 to third-party investors. See Note 13—Long-Term Debt for additional information.
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
The Company recognized assets acquired and liabilities assumed at their fair value as of the closing date of the Merger. During the fourth quarter of 2025, the Company finalized the purchase price allocation. Adjustments to the purchase price allocation made during the year ended December 31, 2025 did not have a material impact on the Company’s financial results.

The following table presents the allocation of the aggregate purchase price based on the fair values of the assets acquired and liabilities assumed as of the closing date of the Merger:

Purchase Price Allocation
Total Equity Portion of Purchase Price Consideration	$2,481,368
Effective Settlement of Pre-Existing Relationships	95,636
Total Consideration Transferred	$2,577,004

Assets Acquired:
Cash and Cash Equivalents	$217,593
Short-Term Investments	22,969
Trade Receivables, net	161,670
Other Receivables, net	6,629
Inventories	307,175
Other Current Assets	13,366
Property, Plant and Equipment, net	2,607,835
Funds for Asset Retirement Obligations	150,033
Other Noncurrent Assets, net	152,553
Total Assets Acquired	$3,639,823
Liabilities Assumed:
Accounts Payable	$211,227
Current Portion of Long-Term Debt	4,104
Other Accrued Liabilities	154,651
Long-Term Debt	6,667
Postretirement Benefits Other Than Pensions	37,118
Pneumoconiosis Benefits	111,313
Asset Retirement Obligations	248,773
Workers’ Compensation	36,254
Salary Retirement	786
Deferred Income Taxes	158,471
Other Noncurrent Liabilities	93,455
Total Liabilities Assumed	$1,062,819
Net Assets Acquired	$2,577,004
The fair value and gross contractual amount of receivables acquired was $168,299, substantially all of which has been collected as of December 31, 2025.
The fair value of acquired property, plant and equipment, which primarily includes mineral reserves and real and personal property, was measured using a combination of cost and income approaches based on inputs that are not observable in the market and, as such, are Level 3 fair value measurements. Significant inputs used in the income approach included estimates of forecasted cash flows, which are impacted by estimates of realized coal prices in the determination of forecasted revenue, estimates of forecasted operating and capital expenditures, and others. Significant inputs used in the cost approach included, but were not limited to, the replacement costs for similar assets, relative age of the assets, and any potential economic or functional obsolescence associated with the assets. The application of purchase accounting resulted in fair value adjustments of approximately $1.4 billion.
As part of the purchase price allocation, the Company identified certain intangible assets and liabilities related to contracts for which the contractual terms were identified as being favorable or unfavorable in relation to current market terms. The fair values of the identified intangible assets and liabilities were approximately $84 million and $37 million, which were included in Other Noncurrent Assets, net and Other Noncurrent Liabilities, respectively, on the Consolidated Balance Sheet at December 31, 2025. The fair values of the identified intangible assets and liabilities were determined using the income approach based on inputs that are not observable in the market and, as such, are Level 3 fair value measurements. Significant inputs to the valuation of the identified intangible assets and liabilities included future revenue estimates, future cost assumptions, estimated contract renewals, a discount rate assumption and an estimated required rate of return on the assets, among others. The identified intangible assets and liabilities are amortized over each contractual term, which ranges from one to five years, or a weighted-average period of 1.6 years, which reflects the pattern in which the Company expects to consume the economic benefits of the net assets. Amortization expense was approximately $32 million for the year ended December 31, 2025. The Company expects to recognize remaining amortization expense of approximately 16% of the total contract value in 2026, 16% in 2027 and the remaining 2% in 2028 and 2029.
The Consolidated Statement of (Loss) Income for the year ended December 31, 2025 includes Revenues of $2,048,154 and a Loss Before Income Tax of $431,393 attributable to Arch since the closing of the Merger on January 14, 2025.
The table below summarizes the Company’s results as though the Merger had been consummated on January 1, 2024:

	Year Ended December 31,
	2025	2024
Revenues (a)	$4,215,482	$4,599,302
Net (Loss) Income (a)	$(110,490)	$80,918
(a) Pro forma information for the year ended December 31, 2025 includes Arch’s historical results for the January 1, 2025 through January 13, 2025 period prior to the Merger excluding Merger-related costs.
The unaudited pro forma information is based on historical information and is adjusted for depreciation, depletion and amortization related to the fair value adjustments of property, plant and equipment and intangible assets (as discussed above), assuming the fair value adjustments had been applied from January 1, 2024.
The unaudited pro forma financial information for the year ended December 31, 2024 also includes $161,102 of non-recurring pro forma adjustments (before tax) directly attributable to the Merger, which are comprised primarily of $92,698 of transaction and employee-related costs incurred by Arch and the Company prior to the closing of the Merger and $65,845 of Merger-related costs incurred subsequent to the closing of the Merger and $2,559 of non-recurring expense related to the fair value adjustment to inventory. The Merger-related costs and non-recurring expense related to the fair value adjustment to inventory incurred subsequent to the closing of the Merger are included in General and Administrative Costs and Cost of Sales, respectively, in the accompanying Consolidated Statement of (Loss) Income for the year ended December 31, 2025, but, for the purpose of presenting the unaudited pro forma financial information above, have been removed from the 2025 period and included in the year ended December 31, 2024 to give effect to the Merger as if it closed on January 1, 2024. Pro forma adjustments were tax-effected at the statutory tax rate of 21% for purposes of calculating net (loss) income in the table above.
The pro forma information does not include any anticipated cost savings or other effects of the Merger. Accordingly, the unaudited pro forma information does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations.

NOTE 3—REVENUE FROM CONTRACTS WITH CUSTOMERS:
The following tables disaggregate the Company’s revenue from contracts with customers by product type and market:

	Year Ended December 31, 2025
	Domestic	Export	Total
Power Generation	$1,531,509	$328,918	$1,860,427
Industrial	132,628	807,540	940,168
Metallurgical	157,183	1,171,703	1,328,886
Total Coal Revenue	1,821,320	2,308,161	4,129,481
Third-Party Terminal Revenue			21,477
Other Revenue			13,817
Total Revenue from Contracts with Customers			$4,164,775

	Year Ended December 31, 2024
	Domestic	Export	Total
Power Generation	$649,056	$257,065	$906,121
Industrial	19,811	732,806	752,617
Metallurgical	44,861	414,035	458,896
Total Coal Revenue	713,728	1,403,906	2,117,634
Third-Party Terminal Revenue			31,064
Other Revenue			15,708
Total Revenue from Contracts with Customers			$2,164,406

	Year Ended December 31, 2023
	Domestic	Export	Total
Power Generation	$672,509	$399,506	$1,072,015
Industrial	34,453	965,537	999,990
Metallurgical	10,671	376,059	386,730
Total Coal Revenue	717,633	1,741,102	2,458,735
Third-Party Terminal Revenue			47,900
Total Revenue from Contracts with Customers			$2,506,635
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
The estimated transaction price from each of the Company’s contracts is based on the total amount of consideration to which the Company expects to be entitled under the contract. Included in the transaction price for certain coal supply contracts is the impact of variable consideration, including quality price adjustments, handling services and per ton price fluctuations based on certain coal sales price indices. The estimated transaction price for each contract is allocated to the Company’s performance obligations based on relative stand-alone selling prices determined at contract inception. The Company has determined that each ton of coal represents a separate and distinct performance obligation.
While the Company does, from time to time, experience costs of obtaining coal customer contracts with amortization periods greater than one year, those costs are generally immaterial. At December 31, 2025 and 2024, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. For the years ended December 31, 2025, 2024 and 2023, the Company has not recognized any amortization of previously existing capitalized costs of obtaining customer contracts. Further, the Company has not recognized any coal revenue in the current period that is not a result of current period performance.
Terminal Revenue
Terminal revenues are attributable to the Company’s Core Marine Terminal and include revenues earned from providing receipt and unloading of coal from rail cars, transporting coal from the receipt point to temporary storage or stockpile facilities located at the terminal, stockpiling, blending, weighing, sampling, redelivery and loading of coal onto vessels. Revenues for these services are earned and performance obligations are considered fulfilled as the services are performed.
The Core Marine Terminal does not normally experience material costs of obtaining customer contracts with amortization periods greater than one year. At December 31, 2025 and 2024, the Company did not have any capitalized costs to obtain customer contracts on its Consolidated Balance Sheets. For the years ended December 31, 2025, 2024 and 2023, the Company has not recognized any amortization of previously existing capitalized costs of obtaining terminal customer contracts. Further, the Company has not recognized any terminal revenue in the current period that is not a result of current period performance.
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
Contract Balances
Contract assets, when present, are recorded separately from trade receivables in the Company’s Consolidated Balance Sheets and are reclassified to trade receivables as title passes to the customer and the Company’s right to consideration becomes unconditional. Credit is extended based on the Company’s assessment of several factors, including, but not limited to, a customer’s financial condition and ability to perform its obligations. The Company typically does not have material contract assets that are stated separately from trade receivables since the Company’s performance obligations are satisfied as control of the goods or services passes to the customer, thereby granting the Company an unconditional right to receive consideration. Contract liabilities relate to consideration received in advance of the satisfaction of the Company’s performance obligations. Contract liabilities are recognized as revenue at the point in time when control of the goods passes to the customer, or over time when services are provided.
Outstanding Performance Obligations
As of December 31, 2025, the Company had outstanding performance obligations to deliver coal related to contracts with customers. For contracts in which volumes and prices per ton were fixed or reasonably estimable, future estimated revenue totaled approximately $3.5 billion. The Company expects to satisfy approximately 52% of these performance obligations in 2026 with the remainder thereafter. Actual revenue recognized related to these contracts may differ materially due to price adjustments for coal quality and cost escalations, volume optionality provisions or other contractual terms. Revenue associated with contracts containing variable-based pricing mechanisms has been excluded from the figures above as it cannot be reasonably estimated.
NOTE 4—STOCK AND DEBT REPURCHASES:
In December 2017, the Company’s Board of Directors approved a program to repurchase, from time to time, the Company’s outstanding shares of common stock or its 11.00% Senior Secured Second Lien Notes due 2025 (the “Second Lien Notes”). This program terminated on December 31, 2024.
On February 18, 2025, the Company’s Board of Directors approved a capital return framework that involves a mix of dividends and share repurchases. The repurchase program permits the repurchase, from time to time, of the Company’s outstanding shares of common stock in an aggregate amount of up to $1 billion, subject to certain covenants under the Revolving Credit Facility and the Series 2025 Bonds Indentures (as defined in Note 13—Long-Term Debt) that may limit or restrict the Company’s ability to repurchase shares of its common stock.

Under the terms of the program, consistent with the previous program, the Company is permitted to make repurchases in the open market, in privately negotiated transactions, accelerated repurchase programs or in structured share repurchase programs. The Company is also authorized to enter into one or more 10b5-1 plans with respect to any of the repurchases. Any repurchases are to be funded from available cash on hand or short-term borrowings. The program does not obligate the Company to make any repurchases, and the program can be modified or suspended at any time at the Company’s discretion. The program is conducted in compliance with applicable legal requirements as well as any covenants or other requirements included in the Company’s credit agreements, receivables purchase agreements and indentures.
During the years ended December 31, 2025, 2024 and 2023, the Company repurchased and retired 3,088,520, 747,351 and 5,224,016 shares, respectively, of the Company’s common stock at an average price of $72.61, $89.49 and $75.69 per share, respectively. All remaining outstanding Second Lien Notes were redeemed by the Company during the year ended December 31, 2023, and thus, no open market repurchases of the Company’s Second Lien Notes were made during the years ended December 31, 2024 and 2023.
NOTE 5—INCOME TAXES:
The components of income tax (benefit) expense were as follows:

	Year Ended December 31,
	2025	2024	2023
Current:
U.S. Federal	$349	$34,009	$100,572
U.S. State	135	1,413	7,287
	484	35,422	107,859
Deferred:
U.S. Federal	(76,470)	9,557	12,528
U.S. State	(4,501)	(737)	1,593
	(80,971)	8,820	14,121

Total Income Tax (Benefit) Expense	$(80,487)	$44,242	$121,980
During the year ended December 31, 2025, the Company adopted ASU 2023-09 Income Taxes prospectively. A reconciliation of income tax benefit and the amount computed by applying the statutory federal income tax rate of 21% to loss before income tax for the year ended December 31, 2025 is as follows:

	Year Ended December 31,
	2025
	Amount	Percent
Statutory U.S. federal income tax rate	$(49,078)	21.0%
State income taxes, net of federal tax benefit (a)	(3,449)	1.5
Research and development tax credits	(750)	0.3
Nontaxable or nondeductible items:
Excess tax depletion	(36,346)	15.6
Compensation	6,896	(3.0)
Other	2,017	(0.9)
Changes in unrecognized tax positions	(843)	0.4
Other adjustments	1,066	(0.5)
Income Tax Benefit / Effective Rate	$(80,487)	34.4%
(a) State taxes in Pennsylvania, Maryland and West Virginia made up the majority of the tax effect in this category for the year ended December 31, 2025.

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate of 21% to earnings before income tax for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31,
	2024		2023
	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$69,436	21.0%	$163,353	21.0%
State income taxes, net of federal tax benefit	3,017	0.9	7,618	1.0
Excess tax depletion	(22,397)	(6.8)	(26,802)	(3.5)
Foreign derived intangible income	(4,501)	(1.4)	(23,545)	(3.0)
Uncertain tax positions	(1,452)	(0.4)	36	—
Compensation	1,480	0.5	2,284	0.3
Tax credits	(1,000)	(0.3)	(700)	(0.1)
State rate change and prior period adjustments	(644)	(0.2)	(809)	(0.1)
Other	303	0.1	545	0.1
Income Tax Expense / Effective Rate	$44,242	13.4%	$121,980	15.7%
Significant components of deferred tax assets and liabilities were as follows:

	December 31,
	2025	2024
Deferred Tax Asset:
Net operating loss	$222,317	$1,097
Pneumoconiosis benefits	59,729	31,663
Postretirement benefits other than pensions	44,587	40,226
Asset retirement obligations	43,406	40,445
Other	55,568	43,638
Total Deferred Tax Asset	425,607	157,069
Valuation Allowance	(75,338)	—
Net Deferred Tax Asset	350,269	157,069

Deferred Tax Liability:
Equity Partnerships	(410,966)	(155,039)
Property, plant and equipment	(54,626)	(39,154)
Other	(14,790)	(12,090)
Total Deferred Tax Liability	(480,382)	(206,283)

Net Deferred Tax Liability	$(130,113)	$(49,214)
At December 31, 2025, the Company had gross federal net operating loss carryforwards of $717,286. Of these carryforwards, $112,605 will expire, if not utilized, starting in 2037. The remaining carryforwards have no expiration; however, they can only be used to offset 80% of the Company’s U.S. federal taxable income in any taxable year.
At December 31, 2025, the net operating loss deferred tax asset of $222,317 comprised federal and state components of $150,636 and $71,681, respectively. Certain state net operating loss carryforwards will begin to expire starting in 2026.
The Company assesses the need for a valuation allowance against its deferred tax assets, including temporary differences and tax attributes, through a review of all available positive and negative evidence. On the basis of this assessment, as of December 31, 2025, the Company had a valuation allowance against certain state net operating loss and capital loss carryforwards.

A reconciliation of the beginning and ending amount of the valuation allowance is as follows:

Year Ended December 31,
2025
Balance at January 1	$—
Valuation Allowance Acquired in Merger	77,269
Deductions	(1,931)
Balance at December 31 (a)	$75,338
(a) There were no valuation allowances during the years ended December 31, 2024 and 2023.
Income Taxes Paid
Income taxes paid by jurisdiction were as follows:

Year Ended December 31,
2025
U.S. federal income taxes paid, net of refunds received	$450
State and local income taxes paid, net of refunds received	50
Total Income Taxes Paid	$500
Unrecognized Tax Benefits
The Company utilizes the “more likely than not” standard in recognizing a tax benefit in its financial statements. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2025	2024	2023
Balance at January 1	$—	$1,987	$1,941
Additions based on tax positions related to the current year	—	—	22
Additions for tax positions of prior years	6,808	—	24
Reductions due to the statute of limitations	(855)	—	—
Settlements	—	(1,987)	—
Balance at December 31	$5,953	$—	$1,987
If recognized, the Company’s unrecognized tax benefits at December 31, 2025 would impact the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had no accrued interest and penalties at December 31, 2025 and 2024.
The Company expects a decrease in its net unrecognized tax benefits of $844 during the next 12 months due to the expiration of statutes.
The Company is primarily subject to taxation in the U.S. and its various states. Due to the existence of federal and state net operating losses, the Company’s federal and state income tax returns may be open to examination beyond the typical statutes of limitations periods.

NOTE 6—CASH AND CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS:
The following table disaggregates the Company’s cash, cash equivalents and restricted cash, which reconciles to the total shown on the Consolidated Statements of Cash Flows:

	December 31,
	2025	2024
Cash and Cash Equivalents	$432,174	$408,240
Restricted Cash - Current (a)	37,403	39,302
Restricted Cash - Noncurrent (a)	131,585	—
Cash and Cash Equivalents and Restricted Cash	$601,162	$447,542
(a) Restricted Cash - Current and Restricted Cash - Noncurrent are included in Other Current Assets and Funds for Asset Retirement Obligations, respectively, in the accompanying Consolidated Balance Sheets.
The Company had invested in marketable debt securities, primarily comprised of highly liquid U.S. Treasury securities. These investments were held in the custody of financial institutions. The securities outstanding were classified as available-for-sale securities, matured within 12 months of the acquisition date and were classified as current assets accordingly. During the first quarter of 2025, the Company liquidated its remaining investments in U.S. Treasury securities.
The Company’s investments in available-for-sale securities were as follows:

	December 31, 2024
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized
			Gains	Losses	Fair Value
U.S. Treasury Securities	$51,885	$—	$120	$(12)	$51,993
Available-for-sale investments are reported at fair value in the accompanying Consolidated Balance Sheets, and any unrealized gains or losses are recognized in Accumulated Other Comprehensive Loss. Any unrealized gains or losses in the Company’s portfolio are a result of normal market fluctuations. Interest and dividends are included in net income when earned.
NOTE 7—CREDIT LOSSES:
Trade receivables are recorded at the invoiced amount. Credit is extended based on the Company’s assessment of several factors, including, but not limited to, a customer’s financial condition and ability to perform its obligations. Trade receivable balances are monitored against approved credit terms. Credit terms are reviewed and adjusted as considered necessary based on changes to a customer’s credit profile. If a customer’s credit deteriorates, the Company may reduce credit risk exposure by reducing credit terms, obtaining letters of credit, obtaining credit insurance or requiring pre-payment for shipments. Other non-trade contractual arrangements consist primarily of overriding royalty agreements and other financial arrangements between the Company and various counterparties.
The Company may be at risk of exposure to credit losses primarily through sales of products and services. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers’ trade and other accounts receivables. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on an aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts may be necessary from time to time and are established to record the appropriate provision for customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliations, dispute resolution, payment confirmation and consideration of macroeconomic conditions and customers’ financial conditions. Balances are written off when deemed uncollectible.
Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for changes to the assessment of anticipated payment, changes in economic conditions, current industry trends in the markets the Company serves and changes in the financial health of the Company’s counterparties.

The following table provides a reconciliation of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable and other non-trade contractual arrangements to present the net amount expected to be collected:

	Trade Receivables	Other Non-Trade Contractual Arrangements
Beginning Balance, December 31, 2024	$1,265	$7,625
Provision for expected credit losses	(620)	(132)
Write-off of uncollectible accounts	—	(740)
Ending Balance, December 31, 2025	$645	$6,753
NOTE 8—ASSET RETIREMENT OBLIGATIONS:
The reconciliation of changes in the Company’s asset retirement obligations is as follows:

	December 31,
	2025	2024
Balance at Beginning of Period	$247,732	$241,192
Accretion Expense	42,297	19,727
Payments	(36,205)	(30,089)
Revisions in Estimated Cash Flows	26,442	16,902
Obligations Assumed in Merger	254,474	—
Balance at End of Period (a)	$534,740	$247,732
(a) Includes current portion of $38,738 and $35,554 at December 31, 2025 and 2024, respectively.
Through December 31, 2025, the Company has contributed $131,585 to a fund that will serve to defease the long-term asset retirement obligation for its Powder River Basin thermal asset base; this amount is included in Funds for Asset Retirement Obligations on the Consolidated Balance Sheets.
On October 2, 2024, three Company subsidiaries voluntarily entered into a Post-Mining Discharge Treatment Trust Consent Order and Agreement (“CO&A”) with the Pennsylvania Department of Environmental Protection (“PADEP”). The CO&A serves as an approved alternative financial assurance mechanism associated with the Company’s perpetual water treatment obligations located in Pennsylvania and establishes a Global Water Treatment Trust Fund (“WTTF”). The WTTF is a long-term funding mechanism for 22 legacy mine water treatment systems (“treatment systems”) in Pennsylvania. The Company intends to make minimum annual contributions of $2,000 until the cash balance of the fund equals 100% of the present value of future operation, maintenance and recapitalization costs for the treatment systems, currently estimated to be $74,795. As the cash balance of the fund grows, surety bonds associated with the treatment systems will be adjusted or released by the PADEP, thereby reducing the Company’s exposure to surety bonds and related collateral requirements. Through December 31, 2025, the Company has contributed $14,066 to the fund, and the PADEP has approved bond reductions totaling $66,294.
During the years ended December 31, 2025 and 2024, the Company’s contributions into the WTTF were managed and invested, at the direction of the trustee in accordance with the trust agreement, into various debt and equity securities. These investments are held in the custody of the WTTF trustee. These investments are classified as available-for-sale securities.
The Company’s investments in available-for-sale securities are as follows:

	Amortized Cost	Allowance for Credit Losses	Gross Unrealized
Funds for Asset Retirement Obligations			Gains	Losses	Fair Value
December 31, 2025	$15,546	$—	$2,403	$(660)	$17,289
December 31, 2024	$12,112	$—	$87	$(145)	$12,054

Available-for-sale investments are reported at fair value in the accompanying Consolidated Balance Sheets, and any unrealized gains or losses are recognized in Other Comprehensive Income (Loss), net of tax. Any unrealized gains or losses in the Company’s portfolio are a result of normal market fluctuations. Interest, dividends and realized gains or losses are included in net income when earned.
NOTE 9—INVENTORIES:
Inventories consisted of the following:

	December 31,
	2025	2024
Coal	$148,891	$17,480
Supplies	225,868	78,721
Total Inventories	$374,759	$96,201
NOTE 10—PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment consisted of the following:

	December 31,
	2025	2024
Plant and Equipment	$4,876,926	$3,633,741
Coal Properties and Surface Lands	2,241,915	913,819
Airshafts	591,146	521,334
Mine Development	690,845	366,260
Advance Mining Royalties	329,970	328,927
Total Property, Plant and Equipment	8,730,802	5,764,081
Less: Accumulated Depreciation, Depletion and Amortization	4,343,920	3,842,382
Total Property, Plant and Equipment - Net	$4,386,882	$1,921,699
As of December 31, 2025 and 2024, property, plant and equipment included gross assets under finance leases of $71,462 and $40,804, respectively. Accumulated amortization for finance leases was $15,230 and $16,929 at December 31, 2025 and 2024, respectively. Amortization expense for assets under finance leases was $13,147, $9,814 and $25,400 for the years ended December 31, 2025, 2024 and 2023, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying Consolidated Statements of (Loss) Income. See Note 14—Leases for further discussion of finance leases.
NOTE 11—ACCOUNTS RECEIVABLE SECURITIZATION:
Certain U.S. subsidiaries of Core Natural Resources, Inc. are parties to a trade accounts receivable securitization facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable. On July 28, 2025, the Company and certain of its subsidiaries entered into (i) that certain Receivables Financing Agreement (the “Receivables Financing Agreement”), by and among Core Receivable Company, LLC, as borrower (“Core Receivable”), Core Sales, LLC, as the initial servicer (the “Servicer”), PNC Bank, National Association (“PNC”), as administrative agent and LC bank, PNC Capital Markets LLC (“PNC CM”), as structuring agent, and the lenders from time to time party thereto; (ii) that certain Third Amended and Restated Sale and Contribution Agreement (the “Sale and Contribution Agreement”), by and among Core Receivable, the Servicer and Arch, as transferor; (iii) that certain Third Amended and Restated Purchase and Sale Agreement (the “Purchase and Sale Agreement”), by and among Arch, the Servicer and the originators party thereto; and (iv) that certain Fifth Amended and Restated Performance Guaranty (the “Performance Guaranty” and, together with the Receivables Financing Agreement, the Sale and Contribution Agreement and the Purchase and Sale Agreement, the “Receivables Documents”), by the Company, in favor of PNC as administrative agent. With entry into the Receivables Documents, legacy Arch’s securitization facility was amended and restated in its entirety to, among other things, consolidate facilities and extend the maturity date to July 27, 2028, and legacy CONSOL’s securitization facility was terminated effective July 28, 2025.

Pursuant to the Receivables Documents, Core Sales, LLC; Mingo Logan Coal LLC; Mountain Coal Company, L.L.C.; ICG Beckley, LLC; ICG Tygart Valley, LLC; Wolf Run Mining LLC; Thunder Basin Coal Company, L.L.C.; CONSOL Pennsylvania Coal Company LLC; Core Marine Terminals LLC; and Itmann Mining Company LP, all wholly-owned subsidiaries of the Company, sell or contribute trade receivables to Core Receivable, a special purpose vehicle and wholly-owned subsidiary of the Company (together with the special purpose vehicle associated with legacy CONSOL’s securitization facility, the “SPVs”). Core Receivable, in turn, pledges its interests in the receivables to PNC and Regions Bank, each of which either makes loans or issues letters of credit on behalf of Core Receivable. The maximum amount of advances and letters of credit outstanding under the Receivables Financing Agreement may not exceed $250 million.
Loans under the Receivables Financing Agreement accrue interest at a reserve-adjusted market index rate equal to the applicable term Secured Overnight Financing Rate (“SOFR”) plus ten basis points. Loans and letters of credit under the Receivables Financing Agreement also accrue a drawn fee and a letter of credit participation fee, respectively, of 2.00% per annum. In connection with the Receivables Financing Agreement, Core Receivable paid certain structuring fees to PNC CM and pays other customary fees to the lenders, including a fee on unused commitments equal to 0.60% per annum.
At December 31, 2025, the Company’s eligible accounts receivable yielded $185,122 of borrowing capacity. At December 31, 2025, the facility had no outstanding borrowings and $158,282 of letters of credit outstanding, leaving available borrowing capacity of $26,840. At December 31, 2024, the Company’s eligible accounts receivable yielded $71,964 of borrowing capacity. At December 31, 2024, the facility had no outstanding borrowings and $71,922 of letters of credit outstanding, leaving available borrowing capacity of $42. Costs associated with the Receivables Financing Agreement totaled $3,672, $1,444 and $1,423 for the years ended December 31, 2025, 2024 and 2023, respectively. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.
NOTE 12—OTHER ACCRUED LIABILITIES:
Other accrued liabilities consisted of the following:

	December 31,
	2025	2024
Subsidence Liability	$113,352	$88,259
Accrued Compensation and Benefits	73,783	54,138
Accrued Other Taxes	53,038	6,973
Other	63,951	31,928
Current Portion of Long-Term Liabilities:
Asset Retirement Obligations	38,738	35,554
Pneumoconiosis Benefits	24,539	16,389
Postretirement Benefits Other than Pensions	18,696	17,887
Workers' Compensation	18,241	11,056
Total Other Accrued Liabilities	$404,338	$262,184

NOTE 13—LONG-TERM DEBT:
Long-term debt consisted of the following:

	December 31,
	2025	2024
WVEDA Solid Waste Disposal Facility Revenue Bonds due March 2035 at 5.45%	$106,355	$—
MEDCO Port Facilities Refunding Revenue Bonds due March 2035 at 5.00% and 5.75% at December 31, 2025 and 2024, respectively	102,865	102,865
PEDFA Solid Waste Disposal Facility Revenue Bonds due March 2035 at 5.45% and 9.00% at December 31, 2025 and 2024, respectively	97,560	75,000
Equipment Financing (7.55% Weighted-Average Interest Rate)	79,665	—
Advance Royalty Commitments (8.04% and 8.10% Weighted-Average Interest Rate at December 31, 2025 and 2024, respectively)	11,407	6,148
Other Debt Arrangements	3,509	664
Less: Unamortized Debt Issuance Costs	(6,539)	(1,213)
	394,822	183,464
Less: Current Portion of Long-Term Debt (a)	(77,555)	(103,940)
Long-Term Debt	$317,267	$79,524
(a) Excludes current portion of Finance Lease Obligations of $20,773 and $8,925 at December 31, 2025 and 2024, respectively.
Annual undiscounted maturities on the Company’s debt instruments as of December 31, 2025 were as follows:

Year ended December 31,	Amount
2026	$77,555
2027	2,626
2028	2,214
2029	2,003
2030	6,532
Thereafter	310,431
Total Long-Term Debt Maturities	$401,361
Revolving Credit Facility
In November 2017, the Company entered into a revolving credit facility with PNC (as amended, the “Revolving Credit Facility”). The Revolving Credit Facility has been amended several times, the most recent of which occurred in January 2025 in connection with the Merger. This amendment increased the available revolving commitments from $355 million to $600 million and extended the scheduled maturity date to April 30, 2029, provided that, if any of the MEDCO Bonds or PEDFA Bonds (as defined below) and any subsequent refinancings thereof remain outstanding 91 days prior to their stated maturity and our specified liquidity, as measured under the Revolving Credit Facility, is less than $250 million at that time, the maturity date of the Revolving Credit Facility will be such date. Additionally, the Company reduced the applicable interest rate margin on its borrowings and letters of credit under the Revolving Credit Facility by 75 basis points.
Borrowings under the Revolving Credit Facility bear interest at a floating rate that is, at the Company’s option, either (i) SOFR plus a SOFR adjustment of 0.10% plus an applicable margin or (ii) an alternate base rate plus an applicable margin. The applicable margin for the Revolving Credit Facility depends on the Company’s total net leverage ratio, and this rate resets quarterly. Obligations under the Revolving Credit Facility are guaranteed by (i) all owners of the PAMC held by the Company and (ii) subject to certain customary exceptions and agreed materiality thresholds, all other existing or future direct or indirect wholly-owned restricted subsidiaries of the Company, including subsidiaries acquired pursuant to the Merger. The obligations are secured by, subject to certain exceptions (including a limitation on pledges of equity interests in certain subsidiaries and certain thresholds with respect to real property), a first-priority lien on the Company’s and certain subsidiaries’ significant assets.
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
The Company’s first lien gross leverage ratio was 0.28 to 1.00 at December 31, 2025. The Company’s total net leverage ratio was 0.03 to 1.00 at December 31, 2025. The Company’s interest coverage ratio was 35.10 to 1.00 at December 31, 2025. The Company was in compliance with all covenants under the Revolving Credit Facility as of December 31, 2025.
At December 31, 2025, the Revolving Credit Facility had no borrowings outstanding and $110,098 of letters of credit outstanding, leaving $489,902 of unused capacity. At December 31, 2024, the Revolving Credit Facility had no borrowings outstanding and $107,087 of letters of credit outstanding, leaving $247,913 of unused capacity. From time to time, the Company is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies’ statutes and regulations. The Company sometimes uses letters of credit to satisfy these requirements, and these letters of credit reduce the Company’s borrowing facility capacity.
The SPVs are not guarantors of the Revolving Credit Facility, and the SPVs hold the assets pledged to the lenders or sell the assets to the lenders in the securitization facility. The SPVs had total assets of $350,156 and $133,853, comprised mainly of $347,093 and $133,694 trade receivables, net, at December 31, 2025 and 2024, respectively. For the years ended December 31, 2025, 2024 and 2023, net income attributable to the SPVs was $10,575, $46 and $5,129, respectively, which was primarily attributable to intercompany fees paid to purchase the receivables, which have been eliminated in the Consolidated Financial Statements in this Report. During the years ended December 31, 2025, 2024 and 2023, there were no borrowings or payments under the accounts receivable securitization facilities. See Note 11—Accounts Receivable Securitization for additional information.
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
On March 27, 2025, the Company borrowed the proceeds of tax-exempt bonds issued by (i) the Pennsylvania Economic Development Financing Authority (“PEDFA”) in the aggregate principal amount of $97,560 (the “PEDFA Bonds”), at a fixed rate of 5.45% for an initial term of ten years on an unsecured basis, pursuant to a Bond Purchase Agreement, dated March 19, 2025, by and among Jefferies LLC, as the representative acting on behalf of itself, KeyBanc Capital Markets Inc., PNC CM, Goldman Sachs & Co. LLC, B. Riley Securities, Inc. and TCBI Securities, Inc. (collectively, the “Underwriters”), PEDFA and the Company; (ii) the Maryland Economic Development Corporation (“MEDCO”) in the aggregate principal amount of $102,865 (the “MEDCO Bonds”), at a fixed rate of 5.00% for an initial term of ten years on an unsecured basis, pursuant to a Bond Purchase Agreement, dated March 19, 2025, by and among the Underwriters, MEDCO and the Company; and (iii) the West Virginia Economic Development Authority (“WVEDA”) in the aggregate principal amount of $106,355 (the “WVEDA Bonds” and together with the PEDFA Bonds and the MEDCO Bonds, the “Series 2025 Bonds”), at a fixed rate of 5.45% for an initial term of ten years on an unsecured basis, pursuant to a Bond Purchase Agreement, dated March 19, 2025, by and among the Underwriters, WVEDA and the Company.
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
The (i) PEDFA Bonds were issued pursuant to an indenture (the “PEDFA Indenture”), dated March 1, 2025, by and between PEDFA and Wilmington Trust, National Association, as trustee (the “Trustee”), and PEDFA made a loan of the proceeds of the PEDFA Bonds to the Company pursuant to a Loan Agreement, dated March 1, 2025 (the “PEDFA Loan Agreement”), between PEDFA and the Company; (ii) MEDCO Bonds were issued pursuant to an indenture (the “MEDCO Indenture”), dated March 1, 2025, by and between MEDCO and the Trustee, and MEDCO made a loan of the proceeds of the MEDCO Bonds to the Company pursuant to a Loan Agreement, dated March 1, 2025 (the “MEDCO Loan Agreement”), between MEDCO and the Company; and (iii) WVEDA Bonds were issued pursuant to an indenture (the “WVEDA Indenture” and together with the PEDFA Indenture and the MEDCO Indenture, the “Series 2025 Bonds Indentures”), dated March 1, 2025, by and between WVEDA and the Trustee, and WVEDA made a loan of the proceeds of the WVEDA Bonds to the Company pursuant to a Loan Agreement, dated as of March 1, 2025 (the “WVEDA Loan Agreement” and together with the PEDFA Loan Agreement and MEDCO Loan Agreement, the “Loan Agreements”), between WVEDA and the Company. Under the terms of the Loan Agreements, the Company agreed to make all payments of principal, interest and other amounts at any time due on the respective Series 2025 Bonds or under the respective Series 2025 Bonds Indentures.
As a result of these transactions, a loss of $11,680 was incurred and is recorded in Loss on Debt Extinguishment on the Consolidated Statements of (Loss) Income for the year ended December 31, 2025.
NOTE 14—LEASES:
The Company has operating leases for mining and other equipment used in operations and office space. Many leases include one or more options to renew, some of which include options to extend, and some leases include options to terminate or buy out the leases within a set period of time. In certain of the Company’s lease agreements, the rental payments are adjusted periodically to reflect actual charges incurred for inflation or changes in other indexes. Historically, many of the Company’s operating lease payments for mining equipment contained a variable component which was calculated based upon production metrics such as feet of advance or raw tonnage mined. While most of the Company’s leases contain clauses regarding the general condition of the equipment upon lease termination, they do not contain residual value guarantees.
The Company determines if an arrangement is an operating or finance lease at inception of the applicable lease. Right of Use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available on the commencement date in determining the present value of lease payments. The ROU asset also consists of any prepaid lease payments, lease incentives received and costs which will be incurred in exiting a lease. The lease terms used to calculate the ROU asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense while the expense for finance leases is recognized as depreciation expense and interest expense using the interest method of recognition. Further, the Company made an accounting policy election not to apply the recognition and measurement requirements to short-term leases, defined as leases with an initial term of 12 months or less. For the years ended December 31, 2025, 2024 and 2023, these short-term leases were not material to the Company’s financial statements.
The components of operating lease expense were as follows:

	Year Ended December 31,
	2025	2024	2023
Fixed operating lease expense	$3,385	$4,850	$6,447
Variable operating lease expense	—	6,373	8,358
Total operating lease expense	$3,385	$11,223	$14,805

Supplemental cash flow information related to the Company’s operating leases was as follows:

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$3,483	$4,787	$6,148
The following table presents the lease balances within the Consolidated Balance Sheets, the weighted-average lease term and the weighted-average discount rate related to the Company’s operating leases:

		December 31,
Lease Assets and Liabilities	Balance Sheet Classification	2025	2024
Assets:
Operating Lease ROU Assets	Other Noncurrent Assets, net	$12,520	$5,513

Liabilities:
Current:
Operating Lease Liabilities	Other Accrued Liabilities	$2,624	$612
Long-Term:
Operating Lease Liabilities	Other Noncurrent Liabilities	10,819	5,466
Total Operating Lease Liabilities		$13,443	$6,078

Weighted-average remaining lease term (in years)		8.58	7.92
Weighted-average discount rate		7.59%	7.74%
The Company also enters into finance leases for certain mining equipment and automobiles. Assets arising from finance leases are included in property, plant and equipment-net and the liabilities are included in current portion of long-term debt and long-term debt in the accompanying Consolidated Balance Sheets.
The components of finance lease expense were as follows:

	Year Ended December 31,
	2025	2024	2023
Amortization of right of use assets	$13,147	$9,814	$25,400
Interest expense	2,526	1,079	1,712
Total finance lease expense	$15,673	$10,893	$27,112
The following table presents the weighted-average lease term and weighted-average discount rate related to the Company’s finance leases:

	December 31,
	2025	2024
Weighted-average remaining lease term (in years)	2.66	2.93
Weighted-average discount rate	6.60%	6.59%

The following table presents the future maturities of the Company’s operating and finance lease liabilities, together with the present value of the net minimum lease payments, at December 31, 2025:

	Finance Leases	Operating Leases
2026	$23,824	$3,529
2027	23,639	2,507
2028	14,593	1,345
2029	854	1,368
2030	60	1,391
Thereafter	—	8,482
Total minimum lease payments	62,970	18,622
Less: amount representing interest	5,304	5,179
Present value of minimum lease payments	$57,666	$13,443
NOTE 15—PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:
Pension
The Company has non-contributory defined benefit retirement plans. The benefits for these plans are based primarily on years of service and employees’ pay. The Company’s qualified defined benefit retirement plan (the “Pension Plan”) allows for lump-sum distributions of benefits earned up until December 31, 2005, at the employees’ election. In 2015, the Pension Plan was frozen.
If the lump sum distributions made during a plan year, which for the Company is January 1 to December 31, exceed the total of the projected service cost and interest cost for the plan year, the Company applies settlement accounting. Lump sum payments did not exceed this threshold during the years ended December 31, 2025, 2024 and 2023. The Company’s non-qualified pension plan was frozen as of December 31, 2024.
Other Postretirement
Certain subsidiaries of the Company provide medical and prescription drug benefits to retired employees covered by either the Coal Act or the National Bituminous Coal Wage Agreement of 2011. During the year ended December 31, 2025, the postretirement medical and prescription benefit obligations acquired through the Merger were combined into one surviving plan, the Retiree Health & Welfare Plan (the “OPEB Plan”).

The reconciliation of changes in the benefit obligation, plan assets and funded status of these plans is as follows:

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of period	$491,664	$525,086	$194,138	$227,235
Service cost	1,100	1,208	146	—
Interest cost	25,373	25,724	11,876	11,031
Benefit obligations assumed in Merger	894	—	41,365	—
Plan curtailments	—	(217)	—	—
Actuarial loss (gain)	11,094	(14,615)	(23,753)	(27,445)
Benefits and other payments	(41,073)	(45,522)	(18,233)	(16,683)
Benefit obligation at end of period	$489,052	$491,664	$205,539	$194,138

Change in plan assets:
Fair value of plan assets at beginning of period	$511,472	$549,571	$—	$—
Actual return on plan assets	43,278	5,695	—	—
Company contributions	1,730	1,728	18,233	16,683
Benefits and other payments	(41,073)	(45,522)	(18,233)	(16,683)
Fair value of plan assets at end of period	$515,407	$511,472	$—	$—

Funded status:
Noncurrent assets	$49,618	$41,938	$—	$—
Current liabilities	(2,152)	(2,057)	(18,696)	(17,887)
Noncurrent liabilities	(21,111)	(20,073)	(186,843)	(176,251)
Net asset (obligation) recognized	$26,355	$19,808	$(205,539)	$(194,138)

Amounts recognized in accumulated other comprehensive (loss) income consist of:
Net actuarial loss (gain)	$243,082	$253,641	$(74,435)	$(53,416)
Prior service credit	—	—	(6,519)	(8,924)
Net amount recognized (before tax effect)	$243,082	$253,641	$(80,954)	$(62,340)
The components of net periodic benefit cost (credit) are as follows:

	Pension Benefits			Other Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2025	2024	2023	2025	2024	2023
Service cost	$1,100	$1,208	$1,217	$146	$—	$—
Interest cost	25,373	25,724	27,027	11,876	11,031	13,044
Expected return on plan assets	(30,258)	(31,964)	(39,470)	—	—	—
Amortization of prior service credits	—	—	—	(2,405)	(2,405)	(2,405)
Recognized net actuarial loss (gain)	8,633	6,265	741	(2,734)	(278)	—
Curtailment gain recognized	—	(217)	—	—	—	—
Net periodic benefit cost (credit)	$4,848	$1,016	$(10,485)	$6,883	$8,348	$10,639

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
The Company utilizes a corridor approach to amortize actuarial gains and losses that have been accumulated under the Pension Plan. Cumulative gains and losses that are in excess of 10% of the greater of either the projected benefit obligation or the market-related value of plan assets are amortized over the expected remaining future lifetime of all plan participants for the Pension Plan. Actuarial gains or losses can result from discount rate changes, changes in underlying assumptions that affect the projected benefit obligation, changes in underlying assumptions that affect the market-related value of plan assets, as well as actual fluctuations in the market value of plan assets.
The Company also utilizes a corridor approach to amortize actuarial gains and losses that have been accumulated under the OPEB Plan. Cumulative gains and losses that are in excess of 10% of the accumulated postretirement benefit obligation are amortized over the average future remaining lifetime of the current inactive population for the OPEB Plan.
The following table provides information related to pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2025	2024
Projected benefit obligation	$23,263	$22,130
Accumulated benefit obligation	$23,263	$22,130
Fair value of plan assets	$—	$—
Assumptions
The weighted-average assumptions used to determine benefit obligations are as follows:

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2025	2024	2025	2024
Discount rate	5.46%	5.66%	5.33%	5.60%
Rate of compensation increase	4.10%	4.04%	—	—
The discount rates are determined using a Company-specific yield curve model (above-mean) developed with the assistance of an external actuary. The Company-specific yield curve models (above-mean) use a subset of the expanded bond universe to determine the Company-specific discount rate. Bonds used in the yield curve are rated AA by Moody’s or Standard & Poor’s as of the measurement date. The yield curve models parallel the plans’ projected cash flows, and the underlying cash flows of the bonds included in the models exceed the cash flows needed to satisfy the Company’s plans.
The weighted-average assumptions used to determine net periodic benefit costs are as follows:

	Pension Benefits			Other Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2025	2024	2023	2025	2024	2023
Discount rate	5.65%	5.14%	5.41%	5.66%	5.14%	5.43%
Expected long-term return on plan assets	6.15%	5.59%	5.81%	—	—	—
Rate of compensation increase	4.04%	3.93%	3.89%	—	—	—
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
The assumed health care cost trend rates are as follows:

	December 31,
	2025	2024
Health care cost trend rate for next year	5.62%	6.01%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	4.00%	4.00%
Year that the rate reaches ultimate trend rate	2048	2048
Plan Assets
The Company’s overall investment strategy is to meet current and future benefit payment needs through diversification across asset classes, fund strategies and fund managers to achieve an optimal balance between risk and return and between income and growth of assets through capital appreciation. Consistent with the objectives of the pension plan trust (the “Trust”) and in consideration of the Trust’s current funded status and the current level of market interest rates, the Retirement Board, as appointed by the Company’s Board of Directors (the “Retirement Board”) has approved an asset allocation strategy that will change over time in response to future improvements in the Trust’s funded status or changes in market interest rates. Such changes in asset allocation strategy are intended to allocate additional assets to the fixed income asset class should the Trust’s funded status improve. In this framework, the current target allocation for plan assets is 10% diversified growth assets and 90% liability hedging fixed income. Both the equity and fixed income portfolios are comprised of both active and passive investment strategies. The Trust is primarily invested in Mercer Common Collective Trusts. Equity securities consist of investments in large-, mid- and small-cap companies; non-U.S. equities are derived from both developed and emerging markets. Fixed income securities consist primarily of U.S. long duration fixed income corporate and U.S. Treasury instruments. The average quality of the fixed income portfolio must be rated at least “investment grade” by nationally recognized rating agencies. Within the fixed income asset class, investments are invested primarily across various strategies such that the overall profile strongly correlates with the interest rate sensitivity of the Trust’s liabilities in order to reduce the volatility resulting from the risk of changes in interest rates and the impact of such changes on the Trust’s overall financial status. Derivatives, interest rate swaps, options and futures are permitted investments for the purpose of reducing risk and to extend the duration of the overall fixed income portfolio; however, they may not be used for speculative purposes. All or a portion of the assets may be invested in mutual funds or other commingled vehicles so long as the pooled investment funds have an adequate asset base relative to their asset class; are invested in a diversified manner; and have management or oversight by an Investment Advisor registered with the SEC. The Retirement Board reviews the investment program on an ongoing basis including asset performance, current trends and developments in capital markets, changes in Trust liabilities and ongoing appropriateness of the overall investment policy.
There were no investments in Company stock held by the Pension Plan or the OPEB Plan at December 31, 2025 or 2024. There were no assets in the OPEB Plan at December 31, 2025 or 2024. The fair values of assets of the Pension Plan by asset category were as follows:

	Fair Value Measurements at December 31, 2025				Fair Value Measurements at December 31, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash/Accrued Income	$30	$30	$—	$—	$103	$103	$—	$—
Mercer Common Collective Trusts (a)	515,377	—	—	—	511,369	—	—	—
Total	$515,407	$30	$—	$—	$511,472	$103	$—	$—
(a) In accordance with Subtopic 820-10, certain investments that were measured using the net asset value per share (or its equivalent) practical expedient for fair value have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total plan assets.

Cash Flows
If necessary, the Company intends to contribute to the Trust using prudent funding methods. However, the Company does not expect to contribute to the Trust in 2026. Pension benefit payments are primarily funded from the Trust. The Company expects to contribute $2,152 to the non-qualified pension plan in 2026 for benefit payments. The Company does not expect to contribute to the OPEB Plan in 2026 and intends to pay benefit claims as they become due.
The following benefit payments are expected to be paid in accordance with plan documents:

	Pension Benefits	Other Postretirement Benefits
2026	$40,158	$18,696
2027	$38,764	$18,261
2028	$38,937	$17,941
2029	$38,581	$17,458
2030	$37,355	$17,053
Years 2031-2035	$180,360	$80,352
NOTE 16—COAL WORKERS' PNEUMOCONIOSIS AND WORKERS' COMPENSATION:
Coal Workers’ Pneumoconiosis
Under the Federal Coal Mine Health and Safety Act of 1969, as amended, the Company is responsible for medical and disability benefits to employees and their dependents resulting from occurrences of coal workers’ pneumoconiosis (“CWP”) disease. The Company is also responsible under various state statutes for CWP benefits. The Company primarily provides for these claims through a self-insurance program. The calculation of the actuarial present value of the estimated CWP obligation is based on an annual actuarial study by independent actuaries and uses assumptions regarding disability incidence, medical costs, indemnity levels, mortality, death benefits, dependents and interest rates, which are derived from actual company experience and outside sources. Actuarial gains or losses can result from discount rate changes, differences in incident rates and severity of claims filed as compared to original assumptions.
In December 2024, the Office of Workers’ Compensation Programs (“OWCP”) issued a final rule revising the regulations under the Black Lung Benefits Act related to self-insurance by coal mine operators. Under the new standard, self-insured coal mine operators are required to post additional security for the Black Lung benefit liabilities. The final rule requires a security amount equal to 100% of a self-insured operator’s projected black lung liabilities. The rule became effective on January 13, 2025, and operators were required to remit the increased security amount within one year. The final rule, including any assessments, is subject to appeal. In February 2025, the Company received letters from the OWCP that additional guidance regarding the final rule will be provided at a future date.
Workers’ Compensation
The Company must also compensate individuals who sustain employment-related physical injuries or some types of occupational diseases and, on some occasions, for costs of their rehabilitation. Workers’ compensation programs will also compensate survivors of workers who suffer employment-related deaths. Workers’ compensation laws are administered by state agencies, and each state has its own set of rules and regulations regarding compensation owed to an employee that is injured in the course of employment. The Company primarily provides for these claims through a self-insurance program. The Company recognizes an actuarial present value of the estimated workers’ compensation obligation calculated by independent actuaries. The calculation is based on claims filed and an estimate of claims incurred but not yet reported as well as various assumptions, including discount rate, future healthcare trend rate, benefit duration and recurrence of injuries. Actuarial gains or losses associated with workers’ compensation have resulted from discount rate changes and differences in claims experience and incident rates as compared to prior assumptions.

The reconciliation of changes in the benefit obligation and funded status of these plans is as follows:

	CWP		Workers’ Compensation
	December 31,		December 31,
	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of period	$161,878	$170,014	$46,107	$48,153
State administrative fees and insurance bond premiums	—	—	1,730	1,837
Service cost	7,812	2,985	6,912	5,857
Interest cost	14,462	8,264	2,220	2,289
Benefit obligations assumed in Merger	118,585	—	—	—
Actuarial loss (gain)	11,293	(2,145)	1,521	1,203
Benefits paid	(28,290)	(17,240)	(11,682)	(13,232)
Benefit obligation at end of period	$285,740	$161,878	$46,808	$46,107

Funded status:
Current assets	$—	$—	$766	$1,000
Current liabilities	(24,539)	(16,389)	(12,611)	(11,056)
Noncurrent liabilities	(261,201)	(145,489)	(34,963)	(36,051)
Net obligation recognized	$(285,740)	$(161,878)	$(46,808)	$(46,107)

Amounts recognized in accumulated other comprehensive (loss) income consist of:
Net actuarial loss (gain)	$12,761	$1,638	$(18,874)	$(22,234)
Net amount recognized (before tax effect)	$12,761	$1,638	$(18,874)	$(22,234)
The components of net periodic benefit cost are as follows:

	CWP			Workers’ Compensation
	Year Ended December 31,			Year Ended December 31,
	2025	2024	2023	2025	2024	2023
Service cost	$7,812	$2,985	$2,313	$6,912	$5,857	$5,597
Interest cost	14,462	8,264	8,285	2,220	2,289	2,514
Recognized net actuarial loss (gain)	170	434	(1,045)	(1,839)	(2,160)	(2,049)
State administrative fees and insurance bond premiums	—	—	—	1,730	1,837	1,953
Net periodic benefit cost	$22,444	$11,683	$9,553	$9,023	$7,823	$8,015
Insured workers’ compensation fees and assessments				6,407	—	—
Total workers’ compensation expense				$15,430	$7,823	$8,015
Service costs, state administrative fees and insurance bond premiums related to CWP and workers’ compensation are reflected in Cost of Sales in the Consolidated Statements of (Loss) Income. All other expenses related to CWP and workers’ compensation are reflected in Non-Service Related Pension and Postretirement Benefit Costs in the Consolidated Statements of (Loss) Income. Amounts reclassified out of accumulated other comprehensive (loss) income are reflected in Non-Service Related Pension and Postretirement Benefit Costs in the Consolidated Statements of (Loss) Income.
The Company utilizes a corridor approach to amortize actuarial gains and losses that have been accumulated under the CWP and Workers’ Compensation plans. Cumulative gains and losses that are in excess of 10% of the greater of either the estimated liability or the market-related value of plan assets are amortized over the expected average remaining future service of the current active membership of the CWP and Workers’ Compensation plans.
In addition to the obligations included above, the Company also has workers’ compensation obligations related to an insured plan acquired through the Merger. As of December 31, 2025, these obligations totaled $40,971, a portion of which is reimbursable under various insurance policies purchased by the Company totaling $4,480. The insured workers’ compensation fees and assessments associated with these obligations, included in the table above, are reflected in Cost of Sales in the Consolidated Statements of (Loss) Income.
Assumptions
The weighted-average discount rates used to determine benefit obligations and net periodic benefit costs are as follows:

	CWP			Workers’ Compensation
	Year Ended December 31,			Year Ended December 31,
	2025	2024	2023	2025	2024	2023
Benefit obligations	5.57%	5.65%	5.14%	5.36%	5.58%	5.12%
Net periodic benefit cost	5.65%	5.14%	5.40%	5.58%	5.12%	5.38%
Discount rates are determined using a Company-specific yield curve model (above-mean) developed with the assistance of an external actuary. The Company-specific yield curve models (above-mean) use a subset of the expanded bond universe to determine the Company-specific discount rate. Bonds used in the yield curve are rated AA by Moody’s or Standard & Poor’s as of the measurement date. The yield curve models parallel the plans’ projected cash flows, and the underlying cash flows of the bonds included in the models exceed the cash flows needed to satisfy the Company’s plans.
Cash Flows
The Company does not intend to make contributions to the CWP or Workers’ Compensation plans in 2026, but it intends to pay benefit claims as they become due.
The following benefit payments, which reflect expected future claims as appropriate, are expected to be paid:

		Workers' Compensation
	CWP Benefits	Total Benefits	Actuarial Benefits	Other Benefits
2026	$24,539	$13,460	$11,845	$1,615
2027	$23,669	$15,222	$13,566	$1,656
2028	$22,956	$16,397	$14,700	$1,697
2029	$22,207	$17,182	$15,442	$1,740
2030	$21,682	$17,835	$16,052	$1,783
Years 2031-2035	$108,676	$98,643	$89,036	$9,607
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
The Combined Fund provides medical and death benefits for all beneficiaries of the former UMWA Benefit Trusts who were actually receiving benefits as of July 20, 1992. The 1992 Benefit Plan provides medical and death benefits to orphan UMWA-represented members eligible for retirement on February 1, 1993 and for those who retired between July 20, 1992 and September 30, 1994. The Coal Act provides for the assignment of beneficiaries to former employers and the allocation of unassigned beneficiaries (referred to as orphans) to companies using a formula set forth in the Coal Act. The

Coal Act requires that responsibility for funding the benefits to be paid to beneficiaries be assigned to their former signatory employers or related companies. This cost is recognized when contributions are assessed. The Company’s total contributions under the Coal Act were $3,157, $3,040 and $3,552 for the years ended December 31, 2025, 2024 and 2023, respectively. Based on available information at December 31, 2025, the Company’s aggregate obligation for the Combined Fund and 1992 Benefit Plan is estimated to be approximately $29,913.
Pursuant to the provisions of the Tax Relief and Healthcare Act of 2006 (the “2006 Act”) and the 1992 Benefit Plan, the Company is required to provide security in an amount based on the annual cost of providing health care benefits for all individuals receiving benefits from the 1992 Benefit Plan who are attributable to the Company, plus all individuals receiving benefits from an individual employer plan maintained by the Company who are entitled to receive such benefits. In accordance with the terms of the 2006 Act and the 1992 Benefit Plan, the Company must secure its obligations by posting letters of credit, which were $12,258, $12,315 and $12,890 at December 31, 2025, 2024 and 2023, respectively. These security amounts were based on the annual cost of providing health care benefits and included a reduction in the number of eligible employees.
Investment Plan
The Company has an investment plan, the Core Natural Resources, Inc. 401(k) Plan (the “401(k) Plan”), available to most non-represented employees. The 401(k) Plan includes company matching of up to 6% of eligible compensation contributed by eligible Company employees. Total company matching contributions were $32,116, $13,179 and $12,348 for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company may also make discretionary contributions to the 401(k) Plan ranging from 1% to 6% of eligible compensation for eligible employees, as defined by the 401(k) Plan. No such discretionary contributions were accrued for at December 31, 2025 and 2024.
Long-Term Disability
The Company has a Long-Term Disability Plan available to all eligible full-time salaried employees. The benefits for this plan are based on a percentage of monthly earnings, offset by all other income benefits available to the disabled.

	Year Ended December 31,
	2025	2024	2023
Net periodic benefit costs	$663	$869	$534
Discount rate assumption used to determine net periodic benefit costs	5.29%	5.03%	5.34%
Liabilities incurred under the Long-Term Disability Plan are included in Other Accrued Liabilities and Other Noncurrent Liabilities in the Consolidated Balance Sheets and totaled $5,332 and $5,954 at December 31, 2025 and 2024, respectively.
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
The Performance Incentive Plan provides for grants of stock-based awards to employees, including any officer or employee-director of the Company, who is not a member of the Compensation Committee. These awards are intended to compensate the recipients thereof based on the performance of the Company’s stock and the recipients’ continued services during the vesting period, as well as align the recipients’ long-term interests with those of the Company’s stockholders. The Company is responsible for the cost of awards granted under the Performance Incentive Plan, and all determinations with respect to awards to be made under the Performance Incentive Plan will be made by the board of directors or a committee as delegated by the board of directors.

The Performance Incentive Plan generally limits the number of shares that may be delivered pursuant to vested awards to 4,290,278 shares, which includes 1,690,278 shares from the Remaining Arch Plan Shares that can be granted subject to awards until October 5, 2026. The share pool is subject to proportionate adjustment in the event of stock splits, stock dividends, recapitalizations, and other similar transactions or events. Shares subject to awards that are canceled, forfeited, withheld to satisfy exercise prices or tax withholding obligations or otherwise terminate without delivery will be available for delivery pursuant to other awards.
For only those shares expected to vest, the Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award as specified in the award agreement, which is generally the vesting term. The vesting of all awards will accelerate in the event of death and disability and may accelerate upon a change in control of the Company. Some awards may accelerate based on retirement age. The Company accounts for forfeitures of stock-based compensation as they occur. The total stock-based compensation expense recognized during the years ended December 31, 2025, 2024 and 2023 was $32,943, $11,350, and $10,046, respectively, and was included in General and Administrative Costs on the Consolidated Statements of (Loss) Income. This includes expense specifically related to the Performance Incentive Plan. The related deferred tax benefit totaled $7,464, $2,539 and $2,244 for the years ended December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025, the Company has $10,129 of unrecognized compensation cost related to all nonvested stock-based compensation awards, which is expected to be recognized over a weighted-average period of 1.66 years. The vesting of all nonvested stock-based compensation awards was accelerated in accordance with the terms of the Merger Agreement at the effective time of the closing of the Merger. When restricted stock and performance share unit awards become vested, the issuances are made from the Company’s common stock shares.
Restricted Stock Units
The Company grants certain employees and non-employee directors restricted stock units, which entitle the holder to shares of common stock as the award vests. Compensation expense is recognized on a straight-line basis over the requisite service period of the award. The total fair value of restricted stock units vested during the years ended December 31, 2025, 2024 and 2023 was $23,323, $17,710 and $8,359, respectively. The following table represents the nonvested restricted stock units and their corresponding fair value (based upon the closing share price) at the date of grant:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2024	373,464	$55.43
Granted	205,420	$78.60
Vested	(408,637)	$57.27
Forfeited	(3,329)	$78.60
Nonvested at December 31, 2025	166,918	$78.30
Performance Share Units
The Company grants certain employees performance share unit awards, which entitle the holder to shares of common stock subject to the achievement of certain market and performance goals. Compensation expense is recognized over the service period of awards and adjusted for the probability of achievement of performance-based goals. The total fair value of performance share units vested during the years ended December 31, 2025, 2024 and 2023 was $4,739, $1,090 and $1,161, respectively. The following table represents the nonvested performance share units and their corresponding fair value (based upon the closing share price or a Monte Carlo simulation) on the date of grant:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2024	57,614	$75.64
Granted	230,994	$82.61
Vested	(63,708)	$74.38
Forfeited	(53,203)	$80.90
Nonvested at December 31, 2025	171,697	$83.86
NOTE 19—SUPPLEMENTAL CASH FLOW INFORMATION:
The following are non-cash transactions that impact the investing and financing activities of the Company:
The Company entered into non-cash finance lease arrangements of $53,722, $20,835 and $1,842 during the years ended December 31, 2025, 2024 and 2023, respectively. The Company entered into non-cash equipment financing arrangements of $80,087 during the year ended December 31, 2025.
As of December 31, 2025, 2024 and 2023, the Company purchased goods and services related to capital projects in the amount of $51,036, $14,690 and $9,833, respectively, which are included in Accounts Payable, Other Accrued Liabilities and Other Noncurrent Liabilities on the Consolidated Balance Sheets.
Cash paid for interest and income taxes was as follows:

	Year Ended December 31,
	2025	2024	2023
Interest (net of amounts capitalized)	$37,204	$23,790	$29,251
Income taxes (net of refunds received)	$500	$39,250	$111,304
NOTE 20—CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS:
The Company exports coal to international markets. For the years ended December 31, 2025, 2024 and 2023, approximately 56%, 66% and 71%, respectively, of the Company’s coal revenues were derived from exports. The Company uses the end usage point as the basis for attributing tons to individual countries. Because title to the Company’s export shipments typically transfers to customers at a point that does not necessarily reflect the end usage point, the Company attributes export tons to the country with the end usage point, if known. India was attributed greater than 10% of total revenue during the year ended December 31, 2025. India and China were each attributed greater than 10% of total revenue during the year ended December 31, 2024. India was attributed greater than 10% of total revenue during the year ended December 31, 2023. The Company also markets its thermal coal to electric power producers in the U.S. Coal revenues generated from electric power producers and other customers in the U.S. were 44%, 34% and 29% for the years ended December 31, 2025, 2024 and 2023, respectively.
During the year ended December 31, 2025, there were no customers whose revenues exceeded 10% of consolidated revenues, and one of the Company’s customers had an outstanding balance in excess of 10% of the total trade receivables balance as of December 31, 2025. During the years ended December 31, 2024 and 2023, revenues from two customers each exceeded 10% of consolidated revenues, aggregating approximately 22% and 23%, respectively. Additionally, two of the Company’s customers each had outstanding balances in excess of 10% of the total trade receivables balance as of December 31, 2024.

Concentrations of credit risk in outstanding trade receivables were as follows:

	December 31,
	2025	2024
Electric coal utilities	$64,704	$30,162
Coal exporters and industrial customers	122,879	69,630
Steel and coke producers	158,887	33,126
Other	3,408	5,097
Total Trade Receivables	349,878	138,015
Less: Allowance for credit losses	(645)	(1,265)
Total Trade Receivables, net	$349,233	$136,750
NOTE 21—FAIR VALUE OF FINANCIAL INSTRUMENTS:
The Company determines the fair value of assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The fair values are based on assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and the risks inherent in valuation techniques and the inputs to valuations. The fair value hierarchy is based on whether the inputs to valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, including SOFR-based discount rates and U.S. Treasury-based rates, while unobservable inputs reflect the Company’s own assumptions of what market participants would use.
The fair value hierarchy includes three levels of inputs that may be used to measure fair value as described below:
Level 1 - Quoted prices for identical instruments in active markets. The Company’s Level 1 assets include marketable securities.
Level 2 - The fair values of the assets and liabilities included in Level 2 are based on standard industry income approach models that use significant observable inputs, including SOFR-based discount rates and U.S. Treasury-based rates.
Level 3 - Unobservable inputs significant to the fair value measurement supported by little or no market activity.
In those cases when the inputs used to measure fair value meet the definition of more than one level of the fair value hierarchy, the lowest level input that is significant to the fair value measurement in its totality determines the applicable level in the fair value hierarchy.
The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2025			Fair Value Measurements at December 31, 2024
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
U.S. Treasury Securities	$—	$—	$—	$51,993	$—	$—
Funds for Asset Retirement Obligations	$17,289	$—	$—	$12,054	$—	$—
The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:
Long-term debt: The fair value of long-term debt is measured using unadjusted quoted market prices or estimated using discounted cash flow analyses. The discounted cash flow analyses are based on current market rates for instruments with similar cash flows.

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	December 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt (Excluding Debt Issuance Costs)	$401,361	$417,310	$184,677	$199,052
Certain of the Company’s debt is actively traded on a public market and, as a result, constitutes Level 1 fair value measurements. The portion of the Company’s debt obligations that is not actively traded is valued through reference to the applicable underlying benchmark rate and, as a result, constitutes Level 2 fair value measurements.
NOTE 22—COMMITMENTS AND CONTINGENT LIABILITIES:
The Company is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes and other claims and actions arising out of the normal course of business. The Company accrues the estimated loss for these lawsuits and claims when the loss is probable and reasonably estimable. The Company’s estimated accruals related to pending claims not discussed below, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of the Company as of December 31, 2025. It is possible that the aggregate loss in the future with respect to these lawsuits and claims could ultimately be material to the Company’s financial position, results of operations or cash flows; however, such amounts cannot be reasonably estimated. The amount claimed against the Company as of December 31, 2025 is disclosed below when an amount is expressly stated in the lawsuit or claim, which is not often the case.
United Mine Workers of America 1992 Benefit Plan Litigation: In 2013, Murray Energy and its subsidiaries (“Murray”) entered into a stock purchase agreement (the “Murray sale agreement”) with the Company’s former parent, pursuant to which Murray acquired the stock of Consolidation Coal Company and certain subsidiaries and certain other assets and liabilities. At the time of sale, the liabilities included certain retiree medical liabilities under the Coal Industry Retiree Health Benefit Act of 1992 (“Coal Act”) and certain federal black lung liabilities under the Black Lung Benefits Act (“BLBA”). Murray filed for Chapter 11 bankruptcy in October 2019. As part of the bankruptcy proceedings, Murray unilaterally entered into a settlement with the United Mine Workers of America 1992 Benefit Plan (the “1992 Benefit Plan”) to transfer retirees in the Murray Energy Section 9711 Plan to the 1992 Benefit Plan. This was approved by the bankruptcy court on April 30, 2020. On May 2, 2020, the 1992 Benefit Plan filed an action in the U.S. District Court for the District of Columbia asking the court to make a determination whether the Company’s former parent or the Company has any continuing retiree medical liabilities under the Coal Act (the “1992 Plan Lawsuit”). The Murray sale agreement includes indemnification by Murray with respect to the Coal Act and BLBA liabilities. In addition, the Company had agreed to indemnify its former parent relative to certain pre-separation liabilities. As of September 16, 2020, the Company entered into a settlement agreement with Murray and withdrew its claims in bankruptcy. On September 11, 2020, the defendants in the 1992 Plan Lawsuit filed a Motion to Dismiss Plaintiffs’ Second Amended Complaint which was denied by the Court on March 29, 2022. In October 2025, both parties filed a motion for summary judgment. In the 1992 Benefit Plan’s summary judgment motion, it alleged it is entitled to recover reimbursement for unpaid monthly benefits premiums from the beginning of the lawsuit to present in the amount of $64.8 million, plus interest and damages totaling $25.6 million, as well as an unspecified amount of attorneys’ fees. Based upon limited information available at the time of the Murray bankruptcy, the Company estimated that the future annual servicing costs of these liabilities in 2026 are approximately $10.0 million, and the annual servicing cost would decline each year since the beneficiaries of the Coal Act consist principally of miners who retired prior to 1994. No ruling has been issued by the judge. The Company will continue to vigorously defend any claims that attempt to transfer any of such liabilities directly or indirectly to the Company, including raising all applicable defenses against the 1992 Benefit Plan’s suit. With respect to this lawsuit, while a loss is reasonably possible, it is not probable and, as a result, no accrual has been recorded.
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
Employee-related financial guarantees have primarily been provided to support the 1992 Benefit Plan and federal black lung and various state workers’ compensation self-insurance programs. Environmental financial guarantees have primarily been provided to support various performance bonds related to reclamation and other environmental issues. Other financial guarantees have been extended to support sales contracts, insurance policies, surety indemnity agreements, legal matters, full and timely payments of mining equipment leases, and various other items necessary in the normal course of business. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. Certain letters of credit included in the table below were issued against other commitments included in this table. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these commitments are recorded as liabilities in the financial statements. The Company’s management believes that these commitments will not have a material adverse effect on the Company’s financial condition. The following is a summary of the financial guarantees and letters of credit to certain third parties as of December 31, 2025:

	Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$121,970	$98,666	$23,304	$—	$—
Environmental	398	—	398	—	—
Other	146,012	140,920	5,092	—	—
Total Letters of Credit	$268,380	$239,586	$28,794	$—	$—
Surety Bonds:
Employee-Related	$116,978	$115,678	$1,300	$—	$—
Environmental	859,358	796,684	62,674	—	—
Other	95,693	95,446	247	—	—
Total Surety Bonds	$1,072,029	$1,007,808	$64,221	$—	$—
The Company regularly evaluates the likelihood of default for all guarantees based on an expected loss analysis and records the fair value, if any, of its guarantees as an obligation in the financial statements.
Business Interruption Insurance Recoveries
On March 26, 2024, a container ship struck a support column of the Francis Scott Key Bridge in Baltimore, Maryland causing it to collapse, which suspended vessel access to, and export capability from, the Core Marine Terminal, located in the Port of Baltimore. On May 20, 2024, a limited access channel in the Chesapeake Bay was opened to commercial vessel traffic; the permanent 700-foot wide, 50-foot deep channel was restored and opened on June 10, 2024.
In the year ended December 31, 2024, the Company recorded insurance recoveries of $9,003, which represents an advancement from the Company’s insurance carriers related to the Francis Scott Key Bridge collapse business interruption insurance claim. In the year ended December 31, 2025, the Company recorded insurance recoveries of $24,862, which represents a portion of the total settlement related to the Francis Scott Key Bridge collapse business interruption insurance claim. These amounts were recorded in Other Operating Income and Expense, net on the Consolidated Statements of (Loss) Income.
NOTE 23—SEGMENT INFORMATION:
Prior to the completion of the Merger, the Company consisted of two reportable segments, the PAMC segment and the Core Marine Terminal segment. Following completion of the Merger, the Company adjusted its internal reporting structure and the Company’s CODM changed the manner in which he measures financial performance and allocates resources. Thus, the Company reassessed its reporting segments, and the Company now consists of four reportable segments: (1) the High CV Thermal segment; (2) the Metallurgical segment; (3) the Powder River Basin (“PRB”) segment; and (4) the Core Marine Terminal segment. Accordingly, the manner in which the Company reports its operations has been changed retrospectively, and all relevant prior period amounts have been recast to reflect this change.
The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management to make decisions on and assess performance of the Company’s reportable segments. The Company manages its segments by market and coal quality, not by individual mining complex or geographic region. The High CV Thermal segment contains the Company’s High CV Thermal operations in Pennsylvania,

West Virginia, and Colorado; the Metallurgical segment contains the Company’s metallurgical operations in West Virginia; the PRB segment contains the Company’s surface mining complexes in Wyoming; and the Core Marine Terminal segment contains the Company’s coal export terminal operations in the Port of Baltimore.
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

Reportable segment results for the year ended December 31, 2025 are:

	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Total
Revenues from External Customers	$2,208,643	$1,202,055	$718,783	$21,477
Intersegment Revenues	—	—	—	66,203
	2,208,643	1,202,055	718,783	87,680	$4,217,161
Reconciliation of Revenue
Other Revenues (a)					13,817
Elimination of Intersegment Revenues					(66,203)
Total Consolidated Revenues					4,164,775
Less: (b)
Cash Costs of Revenue	1,252,525	868,839	643,601	30,841
Transportation Costs	364,888	276,935	11,317	—
Other Segment Items (c)	11,124	81,936	—	—
Adjusted EBITDA	$580,106	$(25,655)	$63,865	$56,839	$675,155

Reconciliation of segment profit or loss measure to consolidated loss before income tax:
Other Profit or Loss (a)					2,940
Depreciation, Depletion and Amortization					(621,067)
General and Administrative Costs					(214,856)
Interest Expense					(40,124)
Interest Income					25,890
Loss on Debt Extinguishment					(11,680)
Non-Service Related Pension and Postretirement Benefit Costs					(25,728)
Idle Mine Costs					(24,145)
Other Operating Income, net					33,904
Other Costs					(33,992)
Loss Before Income Tax					$(233,703)
(a) Revenue and profit or loss from segments below the quantitative thresholds are attributable to the revenue and expense from various corporate and diversified business activities excluded from our reportable segments.
(b) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(c) Other segment items include other non-operating income and expenses that are not part of each segment’s ongoing operations.

	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Corporate and Other (a)	Consolidated
Segment Assets (b)	$2,107,970	$2,020,450	$261,193	$91,930	$1,648,510	$6,130,053
Depreciation, Depletion and Amortization	$207,891	$252,882	$33,177	$5,621	$121,496	$621,067
Capital Expenditures	$174,153	$73,107	$8,126	$7,473	$21,722	$284,581
(a) Includes various corporate and diversified business activities excluded from our reportable segments to reconcile to consolidated totals.
(b) Represents assets as of December 31, 2025.

Reportable segment results for the year ended December 31, 2024 are:

	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Total
Revenues from External Customers	$2,004,567	$113,067	$—	$31,064
Intersegment Revenues	—	—	—	56,682
	2,004,567	113,067	—	87,746	$2,205,380
Reconciliation of Revenue
Other Revenues (a)					15,708
Elimination of Intersegment Revenues					(56,682)
Total Consolidated Revenues					2,164,406
Less: (b)
Cash Costs of Revenue	973,139	128,445	—	27,372
Transportation Costs	321,367	9,341	—	—
Other Segment Items (c)	—	(390)	—	—
Adjusted EBITDA	$710,061	$(24,329)	$—	$60,374	$746,106

Reconciliation of segment profit or loss measure to consolidated earnings before income tax:
Other Profit or Loss (a)					4,731
Depreciation, Depletion and Amortization					(223,526)
General and Administrative Costs					(115,224)
Interest Expense					(22,192)
Interest Income					19,223
Non-Service Related Pension and Postretirement Benefit Costs					(17,384)
Idle Mine Costs					(4,859)
Other Operating Expense, net					(43,224)
Other Costs					(13,004)
Earnings Before Income Tax					$330,647
(a) Revenue and profit or loss from segments below the quantitative thresholds are attributable to the revenue and expense from various corporate and diversified business activities excluded from our reportable segments.
(b) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(c) Other segment items include other non-operating income and expenses that are not part of each segment’s ongoing operations.

	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Corporate and Other (a)	Consolidated
Segment Assets (b)	$1,739,792	$140,798	$—	$88,146	$910,807	$2,879,543
Depreciation, Depletion and Amortization	$172,997	$8,635	$—	$4,889	$37,005	$223,526
Capital Expenditures	$149,021	$13,614	$—	$8,350	$7,003	$177,988
(a) Includes various corporate and diversified business activities excluded from our reportable segments to reconcile to consolidated totals.
(b) Represents assets as of December 31, 2024.

Reportable segment results for the year ended December 31, 2023 are:

	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Total
Revenues from External Customers	$2,359,796	$98,939	$—	$47,900
Intersegment Revenues	—	—	—	58,266
	2,359,796	98,939	—	106,166	$2,564,901
Reconciliation of Revenue
Elimination of Intersegment Revenues					(58,266)
Total Consolidated Revenues					2,506,635
Less: (b)
Cash Costs of Revenue	939,892	98,803	—	27,259
Transportation Costs	335,186	17,183	—	—
Other Segment Items (c)	(429)	(73)	—	—
Adjusted EBITDA	$1,085,147	$(16,974)	$—	$78,907	$1,147,080

Reconciliation of segment profit or loss measure to consolidated earnings before income tax:
Other Profit or Loss (a)					(663)
Depreciation, Depletion and Amortization					(241,317)
General and Administrative Costs					(103,470)
Interest Expense					(29,325)
Interest Income					13,597
Loss on Debt Extinguishment					(2,725)
Non-Service Related Pension and Postretirement Benefit Costs					(7,011)
Idle Mine Costs					(4,515)
Other Operating Income, net					19,111
Other Costs					(12,890)
Earnings Before Income Tax					$777,872
(a) Profit or loss from segments below the quantitative thresholds are attributable to the revenue and expense from various corporate and diversified business activities excluded from our reportable segments.
(b) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(c) Other segment items include other non-operating income and expenses that are not part of each segment’s ongoing operations.

	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Corporate and Other (a)	Consolidated
Segment Assets (b)	$1,582,434	$126,865	$—	$83,322	$882,382	$2,675,003
Depreciation, Depletion and Amortization	$191,391	$8,235	$—	$4,227	$37,464	$241,317
Capital Expenditures	$144,550	$12,656	$—	$4,568	$6,017	$167,791
(a) Includes various corporate and diversified business activities excluded from our reportable segments to reconcile to consolidated totals.
(b) Represents assets as of December 31, 2023.

Revenues from customers that exceeded 10% of consolidated revenues were as follows:

	Year Ended December 31,
	2025	2024	2023
Customer A (a)	(b)	$240,990	$283,115
Customer B (a)	(b)	$220,537	$286,041
(a) Revenues from this customer were principally included in the High CV Thermal segment.
(b) Revenues during these periods were less than 10% of the Company’s consolidated revenues.
Enterprise-Wide Disclosures
For the year ended December 31, 2025, the U.S. was attributed greater than 40% of total revenue, and India was attributed greater than 10% of total revenue. For the year ended December 31, 2024, India and the U.S. were each attributed greater than 30% of total revenue, and China was attributed greater than 10% of total revenue. For the year ended December 31, 2023, India and the U.S. were each attributed greater than 30% of total revenue.
The Company’s property, plant and equipment is predominantly located in the U.S. At December 31, 2025 and 2024, less than 1% of the Company’s net property, plant and equipment was located in Canada.
NOTE 24—SUBSEQUENT EVENTS:
On February 12, 2026, the Company announced a $0.10 per share dividend in an aggregate amount of approximately $5.1 million, payable on March 16, 2026 to all stockholders of record as of March 2, 2026.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND     FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure controls and procedures. The Company, under the supervision and with the participation of its management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2025 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
The Company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025. Management’s assessment of, and conclusion on, the effectiveness of internal control over financial reporting excluded the internal controls of Arch Resources, Inc. Arch Resources, Inc.’s total assets represented approximately 60% of our total assets at December 31, 2025, and its total revenues represented approximately 49% of our total revenues for the year ended December 31, 2025.
Ernst & Young LLP, our independent registered public accounting firm that has audited the financial statements contained in this Report, has issued an attestation report on the Company’s internal control over financial reporting, which is on page 131 of this Report.
Changes in internal control over financial reporting. There was no change in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Core Natural Resources, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Core Natural Resources, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Core Natural Resources, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Arch Resources, Inc. which is included in the 2025 consolidated financial statements of the Company and constituted approximately 60% of total assets as of December 31, 2025 and approximately 49% of total revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Arch Resources, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of (loss) income, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 17, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 17, 2026

ITEM 9B.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
Our executive officers and directors may from time to time enter into plans or arrangements for the purchase or sale of our Common Stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Severance Agreements
On February 16, 2026, we entered into a Severance Agreement (each, a “Severance Agreement”) with each of our current executive officers, including our named executive officers, consisting of Mr. Brock, Mr. Thakkar, Mr. Braithwaite, Ms. Klein, Mr. Salvatori, Mr. Schuller and Mr. Slone.
Pursuant to the Severance Agreements, if we terminate the executive officer without “cause” or if such executive officer resigns for “good reason” (each as defined in the Severance Agreements) (a “qualifying termination”) outside of the CIC Protection Period (as defined below), and subject to the executive officer signing and not revoking a general release of claims in favor of the Company and continued compliance with certain confidentiality and post-termination restrictive covenants, the executive officer would be entitled to receive (i) an amount in cash equal to 1.5-2.0 times the executive officer’s annual base salary (2.0-3.0 times in the CIC Protection Period); (ii) to the extent unpaid, the annual bonus earned for the year prior to the year of termination, based on actual performance (with any metric based on individual performance based on the higher of actual performance and target); (iii) a pro-rated portion of the annual bonus for the year of termination based on actual performance for the year (with any metric based on individual performance based on the higher of actual performance and target); (iv) an amount in cash equal to 1.5-2.0 times (2.0-3.0 times in the CIC Protection Period) the higher of (x) the executive officer’s most recent annual bonus, (y) the average annual bonus for the three years preceding the date of termination and (z) the executive officer’s target annual bonus; (v) a cash payment equal to 12 -18 times the executive officer’s applicable monthly COBRA rate (18 times in the CIC Protection Period); (vi) a cash payment equal to 12-24 times the executive officer’s applicable monthly life insurance premium rate (24-36 times in the CIC Protection Period); (vii) the matching contribution under our 401(k) plan as if the executive officer continued to participate in the plan for a period of 12-24 months (24-36 months in the CIC Protection Period); (viii) $25,000 for outplacement services; (ix) payout for any unused vacation time; and (x) all unvested equity awards under any of our equity compensation plans will be governed by the terms of the applicable award agreement, except during the CIC Protection Period, all unvested equity awards under any of our equity compensation plans that were granted prior to the change in control shall become 100% vested as to any service or time-vesting component. In addition, if the executive officer experiences a qualifying termination during the CIC Protection Period, the executive officer would also be entitled to receive the matching contribution under our nonqualified deferred compensation restoration plan as if the executive officer continued to participate in the plan for a period of 18 months. The “CIC Protection Period” is the period beginning three months prior to the date of a “change in control” (as defined in the Severance Agreements) and ending on (and including) the two-year anniversary of the date of a change in control.
The Severance Agreements contain confidentiality provisions for the benefit of the Company and post-termination restrictive covenants that prohibit the executive officers from competing with us for a period of up to 12 months following termination or soliciting our employees for a period of up to three months following termination.
The Severance Agreements do not supersede any prior employment, severance or change in control agreement between any executive officer and the Company or any of its affiliates (including Arch Resources, Inc.) with respect to the executive officer’s termination of employment that occurs on or within two years following the Merger. If the executive officer is a party to any such agreement, their Severance Agreement will only become effective upon the expiration of two years following the Merger.
The above description is qualified in its entirety by reference to the Severance Agreements, the form of which is filed as Exhibit 10.72 hereto and is incorporated herein by reference.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference from the information under the captions “Proposal No. 1 - Election of Directors,” “Executive Officers,” “Beneficial Ownership of Securities” and “Board of Directors and Compensation Information - Board of Directors and its Committees” in the Company’s Proxy Statement on Schedule 14A for its 2026 Annual Meeting of Stockholders (the “Proxy Statement”).
Code of Ethics
The Company has a written Code of Business Conduct and Ethics that applies to the Company’s Chair and Chief Executive Officer (Principal Executive Officer), President and Chief Financial Officer (Principal Financial Officer), Chief Accounting Officer (Principal Accounting Officer) and others. The Code of Business Conduct and Ethics is available on the Company’s website at www.corenaturalresources.com. Any amendments to, or waivers from, a provision of our Code of Business Conduct and Ethics that applies to our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer and that relates to any element of the code of ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on our website at www.corenaturalresources.com.
Insider Trading Policies and Procedures
The Company has adopted an Insider Trading Compliance Policy governing the purchase, sale or other disposition of our securities by the Company’s directors, officers and employees, entities controlled by the Company’s directors, officers and employees, and contractors, consultants and other persons designated by the Company, which we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. A copy of our Insider Trading Compliance Policy was filed as Exhibit 19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the information under the captions “Board of Directors and Compensation Information,” “Executive Compensation Information” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference from the information under the captions “Beneficial Ownership of Securities” and “Securities Authorized for Issuance Under the Core Natural Resources, Inc. Equity Compensation Plan” in the Proxy Statement.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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
The following documents are filed as part of this report:
Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of (Loss) Income for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Balance Sheets at December 31, 2025 and 2024
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023
Notes to the Audited Consolidated Financial Statements
Schedules:
None
Index to Exhibits

Exhibits	Description	Method of Filing
2.1	Separation and Distribution Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.1 to Form 8-K (File No. 001-38147) filed on December 4, 2017
2.2	Tax Matters Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.2 to Form 8-K (File No. 001-38147) filed on December 4, 2017
2.3	Employee Matters Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.3 to Form 8-K (File No. 001-38147) filed on December 4, 2017
2.4	Intellectual Property Matters Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.4 to Form 8-K (File No. 001-38147) filed on December 4, 2017
2.5**	Agreement and Plan of Merger, dated as of October 22, 2020, by and among CONSOL Energy Inc., Transformer LP Holdings Inc., Transformer Merger Sub LLC, CONSOL Coal Resources LP and CONSOL Coal Resources GP LLC	Filed as Exhibit 2.1 to Form 8-K (File No. 001-38147) filed on October 23, 2020
2.6	Agreement and Plan of Merger, dated August 20, 2024, among CONSOL Energy Inc., Mountain Range Merger Sub Inc. and Arch Resources, Inc.#	Filed as Exhibit 2.1 to Form 8-K (File No. 001-38147) filed on August 21, 2024
2.7	Debtors’ Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code	Filed as Exhibit 2.1 to Arch Resources’ Form 8-K (File No. 001-13105) filed on September 15, 2016
2.8	Order Confirming Debtors’ Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code on September 13, 2016	Filed as Exhibit 2.2 to Arch Resources’ Form 8-K (File No. 001-13105) filed on September 15, 2016

3.1	Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to Form 8-K (File No. 001-38147) filed on December 4, 2017
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to Form 8-K (File No. 001-38147) filed on May 8, 2020
3.3	Second Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to Form 8-K (File No. 001-38147) filed on May 6, 2024
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to Form 8-K (File No. 001-38147) filed on January 15, 2025
3.5	Fourth Amended and Restated Bylaws of the Company	Filed as Exhibit 3.2 to Form 8-K (File No. 001-38147) filed on January 15, 2025
4.1	Indenture dated as of November 13, 2017 by and between CONSOL Energy Inc. (formerly known as CONSOL Mining Corporation) and UMB Bank, N.A., as Trustee and Collateral Trustee (including form of supplemental indenture on subsidiary guarantors).	Filed as Exhibit 4.1 to Form 8-K (File No. 001-38147) filed on November 15, 2017
4.2	Description of Capital Stock	Filed as Exhibit 4.2 to Form 10-K (File No. 001-38147) filed on February 20, 2025
10.1	Transition Services Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.2	CNX Resources Corporation to CONSOL Energy Inc. Trademark License Agreement dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 10.2 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.3	CONSOL Energy Inc. to CNX Resources Corporation Trademark License Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 10.3 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.4	First Amendment to Water Supply and Services Agreement, dated as of November 28, 2017 by and between CNX Water Assets LLC and CONSOL Thermal Holdings LLC (formerly known as CNX Thermal Holdings LLC)	Filed as Exhibit 10.6 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.5	Second Amendment to the Pennsylvania Mine Complex Operating Agreement, dated as of November 28, 2017, by and among CONSOL Pennsylvania Coal Company LLC, Conrhein Coal Company, CONSOL Thermal Holdings LLC and CONSOL Coal Resources LP	Filed as Exhibit 10.7 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.6	Credit Agreement, dated as of November 28, 2017, by and among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the other Secured Parties referred to therein#	Filed as Exhibit 10.8 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.7	Amendment No. 1, dated as of March 28, 2019, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on April 3, 2019

10.8	Amendment No. 2, dated as of June 5, 2020, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on June 11, 2020
10.9	Amendment No. 3, dated as of March 29, 2021, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on March 31, 2021
10.10	Amendment No. 4, dated as of July 18, 2022, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on July 25, 2022
10.11	Amendment No. 5, dated as of June 12, 2023, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on June 13, 2023
10.12	Amendment No. 6, dated as of January 14, 2025, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on January 15, 2025
10.13	CONSOL Energy Inc. Omnibus Performance Incentive Plan*	Filed as Exhibit 4.3 to Form S-8 (File No. 333-221727) filed on November 22, 2017
10.14	Second Amendment and Restatement of Master Cooperation and Safety Agreement by and among CONSOL Energy Inc., CNX Gas Company LLC, CNX Resources Holdings LLC and certain other parties thereto	Filed as Exhibit 10.5 to Form 10-12B/A (File No. 001-38147) filed on October 27, 2017
10.15	Coal Lease Agreement dated as of March 31, 1992, among Allegheny Land Company, as lessee, and UAC and Phoenix Coal Corporation, as lessors, and related guarantee	Filed by Ashland Coal, Inc. on Form 8-K on April 6, 1992
10.16	Federal Coal Lease dated as of January 24, 1996 between the U.S. Department of the Interior and the Thunder Basin Coal Company	Filed as Exhibit 10.20 to Arch Resources’ Form 10-K (File No. 001-13105) for the year ended December 31, 1998 filed on March 2, 1999
10.17	Federal Coal Lease dated as of November 1, 1967 between the U.S. Department of the Interior and the Thunder Basin Coal Company	Filed as Exhibit 10.21 to Arch Resources’ Form 10-K (File No. 001-13105) for the year ended December 31, 1998 filed on March 2, 1999

10.18	Federal Coal Lease effective as of June 9, 1995 between the U.S. Department of the Interior and Mountain Coal Company	Filed as Exhibit 10.22 to Arch Resources’ Form 10-K (File No. 001-13105) for the year ended December 31, 1998 filed on March 2, 1999
10.19	Federal Coal Lease dated as of January 1, 1999 between the U.S. Department of the Interior and Ark Land Company	Filed as Exhibit 10.23 to Arch Resources’ Form 10-K (File No. 001-13105) for the year ended December 31, 1998 filed on March 2, 1999
10.20	Federal Coal Lease effective as of March 1, 2005 by and between the United States of America and Arch Land LT, Inc. covering the tract of land known as “Little Thunder” in Campbell County, Wyoming	Filed as Exhibit 99.1 to Arch Resources’ Form 8-K (File No. 001-13105) filed on February 10, 2005
10.21	Modified Coal Lease (WYW71692) executed January 1, 2003 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Rochelle” in Campbell County, Wyoming	Filed as Exhibit 10.24 to Arch Resources’ Form 10-K (File No. 001-13105) for the year ended December 31, 2004 filed on March 11, 2005
10.22	Coal Lease (WYW127221) executed January 1, 1998 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Roundup” in Campbell County, Wyoming	Filed as Exhibit 10.25 to Arch Resources’ Form 10-K (File No. 001-13105) for the year ended December 31, 2004 filed on March 11, 2005
10.23	CONSOL Energy Inc. Deferred Compensation Plan for Non-Employee Directors*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on November 1, 2018
10.24	Employment Agreement of James A. Brock*	Filed as Exhibit 10.1 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.25	Change in Control Severance Agreement for Kurt Salvatori*	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.26	Change in Control Severance Agreement for John Rothka*	Filed as Exhibit 10.6 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.27	Form of Employment Agreement for Executive Officers of Arch and assumed by Core*	Filed as Exhibit 10.4 of Arch Resources’ Form 10-K (File No. 001-13105) for the year ended December 31, 2011 filed on February 29, 2012
10.28	Form Notice of Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.7 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.29	Form Notice of Performance-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.8 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.30	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Spin Recognition (Non-Employee Director)*	Filed as Exhibit 10.9 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.31	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Spin Recognition*	Filed as Exhibit 10.10 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.32	Form Notice of Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on May 8, 2019
10.33	Form Notice of Performance-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on May 8, 2019
10.34	Change in Control Severance Agreement for Mitesh Thakkar*	Filed as Exhibit 10.30 to Form 10-K (File No. 001-38147) filed on February 11, 2022
10.35	Form of Notice of Restricted Stock Unit Award Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on May 11, 2020
10.36	Form of Notice of Performance-Based Restricted Stock Unit Award Terms and Conditions for James A. Brock*#	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on May 11, 2020
10.37	Form of Notice of Performance-Based Cash Award*#	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on May 11, 2020

10.38	CONSOL Energy Inc. 2020 Amended and Restated Omnibus Performance Incentive Plan*	Filed as Exhibit 4.4 to Registration Statement on Form S-8 (file No. 333-238173) filed on May 11, 2020
10.39	Form of Notice of Restricted Stock Unit Award Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on August 10, 2020
10.40	Form Notice of Performance-based Cash Award and Terms and Conditions*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on May 4, 2021
10.41	Form Notice of Performance-based Market Share Units and Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on May 4, 2021
10.42	Form of Notice of Restricted Stock Unit Award Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.1 to Form 10-Q (File No. 001-38147) filed on August 3, 2021
10.43	Amendment to CONSOL Energy Inc. 2020 Amended and Restated Omnibus Performance Incentive Plan, effective as of December 30, 2020 (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on December 31, 2020)	Filed as Exhibit 4.5 to Form S-8 (File No. 001-38147) filed on December 31, 2020
10.44	First Amendment to Employment Agreement of James A. Brock*	Filed as Exhibit 10.45 to Form 10-K (File No. 001-38147) filed on February 12, 2021
10.45	Second Amendment to Employment Agreement of James A. Brock*	Filed as Exhibit 10.44 to Form 10-K (File No. 001-38147) filed on February 11, 2022
10.46	Form of Notice of Restricted Stock Unit Award Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on August 4, 2022
10.47	Form Notice of Performance Based Cash Award and Terms and Conditions*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on May 3, 2022
10.48	Form Notice of Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on May 3, 2022
10.49	2022 Executive Short-Term Incentive Program Terms and Conditions*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on May 3, 2022
10.50	Third Amendment to Employment Agreement of James A. Brock*	Filed as Exhibit 10.52 to Form 10-K (File No. 001-38147) filed on February 10, 2023
10.51	Change in Control Severance Agreement for Mitesh Thakkar*	Filed as Exhibit 10.53 to Form 10-K (File No. 001-38147) filed on February 10, 2023
10.52	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on August 8, 2023
10.53	Form Notice of Performance-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on August 8, 2023
10.54	Form Notice of Service-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on August 8, 2023
10.55	2023 Executive Short-Term Incentive Program Terms and Conditions*	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on August 8, 2023
10.56	Form Notice of Performance-based Restricted Stock Unit Award Terms and Conditions*	Filed as Exhibit 10.1 to Form 10-Q (File No. 001-38147) filed on May 7, 2024
10.57	Form Notice of Service-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on May 7, 2024
10.58	2024 Executive Short-Term Incentive Program Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on May 7, 2024
10.59	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.1 to Form 10-Q (File No. 001-38147) filed on August 8, 2024
10.60	Waiver, Acknowledgement and Amendment, dated August 20, 2024, by and between CONSOL Energy Inc. and James A. Brock	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on August 21, 2024
10.61	Form of Indemnification and Advancement Agreement*	Filed as Exhibit 10.3 to Form 8-K (File No. 001-38147) filed on January 15, 2025
10.62	Form of Performance Restricted Stock Unit Award Agreement (Executive 2025 Annual Award)*	Filed as Exhibit 10.96 to Form 10-Q (File No. 001-38147) filed on May 8, 2025

10.63	Form of Restricted Stock Unit Award Agreement (Executive 2025 Annual Award)*	Filed as Exhibit 10.97 to Form 10-Q (File No. 001-38147) filed on May 8, 2025
10.64	Form of Performance Restricted Stock Unit Award Agreement (Executive Start-Up Grant)*	Filed as Exhibit 10.98 to Form 10-Q (File No. 001-38147) filed on May 8, 2025
10.65	Form of Restricted Stock Unit Award Agreement (Executive Start-Up Grant)*	Filed as Exhibit 10.99 to Form 10-Q (File No. 001-38147) filed on May 8, 2025
10.66	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors 2025 Annual Award and Start-Up Grant)*	Filed as Exhibit 10.100 to Form 10-Q (File No. 001-38147) filed on May 8, 2025
10.67	Receivables Financing Agreement, dated as of July 28, 2025, by and among Core Receivable Company, LLC, as borrower, Core Sales, LLC, as the initial servicer, PNC, as administrative agent and LC bank, PNC CM, as structuring agent, and the lenders from time to time party thereto#^	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on July 31, 2025
10.68	Third Amended and Restated Sale and Contribution Agreement, dated as of July 28, 2025, by and among Core Receivable Company, LLC, Core Sales, LLC, as the initial servicer, and Arch as transferor#	Filed as Exhibit 10.2 to Form 8-K (File No. 001-38147) filed on July 31, 2025
10.69	Third Amended and Restated Purchase and Sale Agreement, dated as of July 28, 2025, by and among Arch, as buyer, Core Sales, LLC, as the initial servicer, and the originators party thereto#	Filed as Exhibit 10.3 to Form 8-K (File No. 001-38147) filed on July 31, 2025
10.70	Fifth Amended and Restated Performance Guaranty, dated as of July 28, 2025, by Core in favor of PNC for the benefit of the secured parties under the Receivables Financing Agreement#	Filed as Exhibit 10.4 to Form 8-K (File No. 001-38147) filed on July 31, 2025
10.71	Separation and Release Agreement, by and between the Company and Paul Lang*	Filed as Exhibit 10.75 to Form 10-Q (File No. 001-38147) filed on November 6, 2025
10.72	Form of Core Natural Resources, Inc. Severance Agreement*	Filed herewith
19	Core Natural Resources, Inc. Insider Trading Policy	Filed as Exhibit 19 to Form 10-K (File No. 001-38147) filed on February 20, 2025
21	Subsidiaries of Core Natural Resources, Inc.	Filed herewith
23.1	Consent of Ernst & Young LLP	Filed herewith
23.2	Consent of Weir International, Inc.	Filed herewith
23.3	Consent of The John T. Boyd Company	Filed herewith
24.1	Power of Attorney	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
95	Mine Safety Disclosure	Filed herewith
96.1	Technical Report Summary, Coal Resources and Coal Reserves, Leer Complex, West Virginia	Filed herewith
96.2	Technical Report Summary, Coal Resources and Coal Reserves, Black Thunder, Wyoming	Filed herewith
96.3	Technical Report Summary, Coal Resources and Coal Reserves, Pennsylvania Mining Complex, Pennsylvania and West Virginia	Filed as Exhibit 96.1 to Form 10-K (File No. 001-38147) filed on February 20, 2025
97	Core Natural Resources, Inc. Compensation Recoupment Policy	Filed as Exhibit 97 to Form 10-K (File No. 001-38147) filed on February 20, 2025

101	Interactive Data File (Form 10-K for the year ended December 31, 2025, furnished in Inline XBRL)	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith
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
Supplemental Information
In accordance with Item 601(b)(32)(ii), Exhibits 32.1 and 32.2 are being furnished and not filed.
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 17th day of February, 2026.

CORE NATURAL RESOURCES, INC.

By:	/s/ JAMES A. BROCK
James A. Brock
Chair and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ MITESHKUMAR B. THAKKAR
Miteshkumar B. Thakkar
President and Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 17th day of February, 2026, by the following persons on behalf of the registrant in the capacities indicated:

Signature	Title

/s/ JAMES A. BROCK	Chair and Chief Executive Officer
James A. Brock	(Principal Executive Officer)

/s/ MITESHKUMAR B. THAKKAR	President and Chief Financial Officer
Miteshkumar B. Thakkar	(Principal Financial Officer)

/s/ JOHN M. ROTHKA	Chief Accounting Officer
John M. Rothka	(Principal Accounting Officer)

*	Lead Independent Director
Richard A. Navarre

*	Director
Valli Perera

*	Director
Joseph P. Platt

*	Director
Patrick A. Kriegshauser

*	Director
Holly Keller Koeppel

*By /s/ ROSEMARY L. KLEIN
Rosemary L. Klein,
Attorney-in-Fact