Form 10-K/A
period 2025-12-31
Core Natural Resources, Inc.
filed 2026-02-27
CIK 1710366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

		Page
PART IV
ITEM 15.	Exhibits and Financial Statement Schedules	4
SIGNATURES		11

Explanatory Note
On February 17, 2026, Core Natural Resources, Inc. (the “Company”) filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 2025 (the “Original Form 10-K”). This Amendment No. 1 to Form 10-K (“Amendment”) of the Company is being filed solely to amend Item 15 and Exhibit 96.1 to file an amended Technical Report Summary on the Leer Complex in Barbour, Harrison, Preston, and Taylor Counties, West Virginia. Due to administrative error, the Technical Report Summary that was filed with the Original Form 10-K included incorrect images for Figure 6.3-1 Stratigraphic Column and Figure 7.5-1 Drillhole Collar Locations. The text of the Technical Report Summary and conclusions in the report remain unchanged.
This Amendment should be read in conjunction with the Original Form 10-K and includes only the portions of the Company’s Annual Report on Form 10-K being supplemented or amended by this Amendment. Other than as described in this explanatory note, this Amendment does not change any information set forth in the Original Form 10-K or the exhibits thereto. This Amendment does not reflect events that may have occurred subsequent to the filing of the Original Form 10-K.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s Chief Executive Officer and Chief Financial Officer have reissued applicable portions of their certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) as Exhibits 31.3 and 31.4. This Amendment does not include certifications under Section 906 of Sarbanes-Oxley because no financial statements are being filed with this Amendment.

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
The following documents were filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed on February 17, 2026:
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
Schedules:
None
Index to Exhibits

Exhibits	Description	Method of Filing
2.1	Separation and Distribution Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.1 to Form 8-K (File No. 001-38147) filed on December 4, 2017
2.2	Tax Matters Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.2 to Form 8-K (File No. 001-38147) filed on December 4, 2017
2.3	Employee Matters Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.3 to Form 8-K (File No. 001-38147) filed on December 4, 2017
2.4	Intellectual Property Matters Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.4 to Form 8-K (File No. 001-38147) filed on December 4, 2017
2.5**	Agreement and Plan of Merger, dated as of October 22, 2020, by and among CONSOL Energy Inc., Transformer LP Holdings Inc., Transformer Merger Sub LLC, CONSOL Coal Resources LP and CONSOL Coal Resources GP LLC	Filed as Exhibit 2.1 to Form 8-K (File No. 001-38147) filed on October 23, 2020
2.6	Agreement and Plan of Merger, dated August 20, 2024, among CONSOL Energy Inc., Mountain Range Merger Sub Inc. and Arch Resources, Inc.#	Filed as Exhibit 2.1 to Form 8-K (File No. 001-38147) filed on August 21, 2024
2.7	Debtors’ Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code	Filed as Exhibit 2.1 to Arch Resources’ Form 8-K (File No. 001-13105) filed on September 15, 2016
2.8	Order Confirming Debtors’ Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code on September 13, 2016	Filed as Exhibit 2.2 to Arch Resources’ Form 8-K (File No. 001-13105) filed on September 15, 2016

3.1	Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to Form 8-K (File No. 001-38147) filed on December 4, 2017
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to Form 8-K (File No. 001-38147) filed on May 8, 2020
3.3	Second Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to Form 8-K (File No. 001-38147) filed on May 6, 2024
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to Form 8-K (File No. 001-38147) filed on January 15, 2025
3.5	Fourth Amended and Restated Bylaws of the Company	Filed as Exhibit 3.2 to Form 8-K (File No. 001-38147) filed on January 15, 2025
4.1	Indenture dated as of November 13, 2017 by and between CONSOL Energy Inc. (formerly known as CONSOL Mining Corporation) and UMB Bank, N.A., as Trustee and Collateral Trustee (including form of supplemental indenture on subsidiary guarantors).	Filed as Exhibit 4.1 to Form 8-K (File No. 001-38147) filed on November 15, 2017
4.2	Description of Capital Stock	Filed as Exhibit 4.2 to Form 10-K (File No. 001-38147) filed on February 20, 2025
10.1	Transition Services Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.2	CNX Resources Corporation to CONSOL Energy Inc. Trademark License Agreement dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 10.2 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.3	CONSOL Energy Inc. to CNX Resources Corporation Trademark License Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 10.3 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.4	First Amendment to Water Supply and Services Agreement, dated as of November 28, 2017 by and between CNX Water Assets LLC and CONSOL Thermal Holdings LLC (formerly known as CNX Thermal Holdings LLC)	Filed as Exhibit 10.6 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.5	Second Amendment to the Pennsylvania Mine Complex Operating Agreement, dated as of November 28, 2017, by and among CONSOL Pennsylvania Coal Company LLC, Conrhein Coal Company, CONSOL Thermal Holdings LLC and CONSOL Coal Resources LP	Filed as Exhibit 10.7 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.6	Credit Agreement, dated as of November 28, 2017, by and among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the other Secured Parties referred to therein#	Filed as Exhibit 10.8 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.7	Amendment No. 1, dated as of March 28, 2019, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on April 3, 2019

10.8	Amendment No. 2, dated as of June 5, 2020, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on June 11, 2020
10.9	Amendment No. 3, dated as of March 29, 2021, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on March 31, 2021
10.10	Amendment No. 4, dated as of July 18, 2022, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on July 25, 2022
10.11	Amendment No. 5, dated as of June 12, 2023, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on June 13, 2023
10.12	Amendment No. 6, dated as of January 14, 2025, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on January 15, 2025
10.13	CONSOL Energy Inc. Omnibus Performance Incentive Plan*	Filed as Exhibit 4.3 to Form S-8 (File No. 333-221727) filed on November 22, 2017
10.14	Second Amendment and Restatement of Master Cooperation and Safety Agreement by and among CONSOL Energy Inc., CNX Gas Company LLC, CNX Resources Holdings LLC and certain other parties thereto	Filed as Exhibit 10.5 to Form 10-12B/A (File No. 001-38147) filed on October 27, 2017
10.15	Coal Lease Agreement dated as of March 31, 1992, among Allegheny Land Company, as lessee, and UAC and Phoenix Coal Corporation, as lessors, and related guarantee	Filed by Ashland Coal, Inc. on Form 8-K on April 6, 1992
10.16	Federal Coal Lease dated as of January 24, 1996 between the U.S. Department of the Interior and the Thunder Basin Coal Company	Filed as Exhibit 10.20 to Arch Resources’ Form 10-K (File No. 001-13105) for the year ended December 31, 1998 filed on March 2, 1999
10.17	Federal Coal Lease dated as of November 1, 1967 between the U.S. Department of the Interior and the Thunder Basin Coal Company	Filed as Exhibit 10.21 to Arch Resources’ Form 10-K (File No. 001-13105) for the year ended December 31, 1998 filed on March 2, 1999

10.18	Federal Coal Lease effective as of June 9, 1995 between the U.S. Department of the Interior and Mountain Coal Company	Filed as Exhibit 10.22 to Arch Resources’ Form 10-K (File No. 001-13105) for the year ended December 31, 1998 filed on March 2, 1999
10.19	Federal Coal Lease dated as of January 1, 1999 between the U.S. Department of the Interior and Ark Land Company	Filed as Exhibit 10.23 to Arch Resources’ Form 10-K (File No. 001-13105) for the year ended December 31, 1998 filed on March 2, 1999
10.20	Federal Coal Lease effective as of March 1, 2005 by and between the United States of America and Arch Land LT, Inc. covering the tract of land known as “Little Thunder” in Campbell County, Wyoming	Filed as Exhibit 99.1 to Arch Resources’ Form 8-K (File No. 001-13105) filed on February 10, 2005
10.21	Modified Coal Lease (WYW71692) executed January 1, 2003 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Rochelle” in Campbell County, Wyoming	Filed as Exhibit 10.24 to Arch Resources’ Form 10-K (File No. 001-13105) for the year ended December 31, 2004 filed on March 11, 2005
10.22	Coal Lease (WYW127221) executed January 1, 1998 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Roundup” in Campbell County, Wyoming	Filed as Exhibit 10.25 to Arch Resources’ Form 10-K (File No. 001-13105) for the year ended December 31, 2004 filed on March 11, 2005
10.23	CONSOL Energy Inc. Deferred Compensation Plan for Non-Employee Directors*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on November 1, 2018
10.24	Employment Agreement of James A. Brock*	Filed as Exhibit 10.1 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.25	Change in Control Severance Agreement for Kurt Salvatori*	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.26	Change in Control Severance Agreement for John Rothka*	Filed as Exhibit 10.6 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.27	Form of Employment Agreement for Executive Officers of Arch and assumed by Core*	Filed as Exhibit 10.4 of Arch Resources’ Form 10-K (File No. 001-13105) for the year ended December 31, 2011 filed on February 29, 2012
10.28	Form Notice of Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.7 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.29	Form Notice of Performance-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.8 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.30	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Spin Recognition (Non-Employee Director)*	Filed as Exhibit 10.9 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.31	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Spin Recognition*	Filed as Exhibit 10.10 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.32	Form Notice of Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on May 8, 2019
10.33	Form Notice of Performance-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on May 8, 2019
10.34	Change in Control Severance Agreement for Mitesh Thakkar*	Filed as Exhibit 10.30 to Form 10-K (File No. 001-38147) filed on February 11, 2022
10.35	Form of Notice of Restricted Stock Unit Award Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on May 11, 2020
10.36	Form of Notice of Performance-Based Restricted Stock Unit Award Terms and Conditions for James A. Brock*#	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on May 11, 2020
10.37	Form of Notice of Performance-Based Cash Award*#	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on May 11, 2020

10.38	CONSOL Energy Inc. 2020 Amended and Restated Omnibus Performance Incentive Plan*	Filed as Exhibit 4.4 to Registration Statement on Form S-8 (file No. 333-238173) filed on May 11, 2020
10.39	Form of Notice of Restricted Stock Unit Award Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on August 10, 2020
10.40	Form Notice of Performance-based Cash Award and Terms and Conditions*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on May 4, 2021
10.41	Form Notice of Performance-based Market Share Units and Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on May 4, 2021
10.42	Form of Notice of Restricted Stock Unit Award Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.1 to Form 10-Q (File No. 001-38147) filed on August 3, 2021
10.43	Amendment to CONSOL Energy Inc. 2020 Amended and Restated Omnibus Performance Incentive Plan, effective as of December 30, 2020 (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on December 31, 2020)	Filed as Exhibit 4.5 to Form S-8 (File No. 001-38147) filed on December 31, 2020
10.44	First Amendment to Employment Agreement of James A. Brock*	Filed as Exhibit 10.45 to Form 10-K (File No. 001-38147) filed on February 12, 2021
10.45	Second Amendment to Employment Agreement of James A. Brock*	Filed as Exhibit 10.44 to Form 10-K (File No. 001-38147) filed on February 11, 2022
10.46	Form of Notice of Restricted Stock Unit Award Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on August 4, 2022
10.47	Form Notice of Performance Based Cash Award and Terms and Conditions*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on May 3, 2022
10.48	Form Notice of Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on May 3, 2022
10.49	2022 Executive Short-Term Incentive Program Terms and Conditions*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on May 3, 2022
10.50	Third Amendment to Employment Agreement of James A. Brock*	Filed as Exhibit 10.52 to Form 10-K (File No. 001-38147) filed on February 10, 2023
10.51	Change in Control Severance Agreement for Mitesh Thakkar*	Filed as Exhibit 10.53 to Form 10-K (File No. 001-38147) filed on February 10, 2023
10.52	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on August 8, 2023
10.53	Form Notice of Performance-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on August 8, 2023
10.54	Form Notice of Service-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on August 8, 2023
10.55	2023 Executive Short-Term Incentive Program Terms and Conditions*	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on August 8, 2023
10.56	Form Notice of Performance-based Restricted Stock Unit Award Terms and Conditions*	Filed as Exhibit 10.1 to Form 10-Q (File No. 001-38147) filed on May 7, 2024
10.57	Form Notice of Service-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on May 7, 2024
10.58	2024 Executive Short-Term Incentive Program Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on May 7, 2024
10.59	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.1 to Form 10-Q (File No. 001-38147) filed on August 8, 2024
10.60	Waiver, Acknowledgement and Amendment, dated August 20, 2024, by and between CONSOL Energy Inc. and James A. Brock	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on August 21, 2024
10.61	Form of Indemnification and Advancement Agreement*	Filed as Exhibit 10.3 to Form 8-K (File No. 001-38147) filed on January 15, 2025
10.62	Form of Performance Restricted Stock Unit Award Agreement (Executive 2025 Annual Award)*	Filed as Exhibit 10.96 to Form 10-Q (File No. 001-38147) filed on May 8, 2025

10.63	Form of Restricted Stock Unit Award Agreement (Executive 2025 Annual Award)*	Filed as Exhibit 10.97 to Form 10-Q (File No. 001-38147) filed on May 8, 2025
10.64	Form of Performance Restricted Stock Unit Award Agreement (Executive Start-Up Grant)*	Filed as Exhibit 10.98 to Form 10-Q (File No. 001-38147) filed on May 8, 2025
10.65	Form of Restricted Stock Unit Award Agreement (Executive Start-Up Grant)*	Filed as Exhibit 10.99 to Form 10-Q (File No. 001-38147) filed on May 8, 2025
10.66	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors 2025 Annual Award and Start-Up Grant)*	Filed as Exhibit 10.100 to Form 10-Q (File No. 001-38147) filed on May 8, 2025
10.67	Receivables Financing Agreement, dated as of July 28, 2025, by and among Core Receivable Company, LLC, as borrower, Core Sales, LLC, as the initial servicer, PNC, as administrative agent and LC bank, PNC CM, as structuring agent, and the lenders from time to time party thereto#^	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on July 31, 2025
10.68	Third Amended and Restated Sale and Contribution Agreement, dated as of July 28, 2025, by and among Core Receivable Company, LLC, Core Sales, LLC, as the initial servicer, and Arch as transferor#	Filed as Exhibit 10.2 to Form 8-K (File No. 001-38147) filed on July 31, 2025
10.69	Third Amended and Restated Purchase and Sale Agreement, dated as of July 28, 2025, by and among Arch, as buyer, Core Sales, LLC, as the initial servicer, and the originators party thereto#	Filed as Exhibit 10.3 to Form 8-K (File No. 001-38147) filed on July 31, 2025
10.70	Fifth Amended and Restated Performance Guaranty, dated as of July 28, 2025, by Core in favor of PNC for the benefit of the secured parties under the Receivables Financing Agreement#	Filed as Exhibit 10.4 to Form 8-K (File No. 001-38147) filed on July 31, 2025
10.71	Separation and Release Agreement, by and between the Company and Paul Lang*	Filed as Exhibit 10.75 to Form 10-Q (File No. 001-38147) filed on November 6, 2025
10.72	Form of Core Natural Resources, Inc. Severance Agreement*	Filed as Exhibit 10.72 to Form 10-K (File No. 001-38147) filed on February 17, 2026
19	Core Natural Resources, Inc. Insider Trading Policy	Filed as Exhibit 19 to Form 10-K (File No. 001-38147) filed on February 20, 2025
21	Subsidiaries of Core Natural Resources, Inc.	Filed as Exhibit 21 to Form 10-K (File No. 001-38147) filed on February 17, 2026
23.1	Consent of Ernst & Young LLP	Filed as Exhibit 23.1 to Form 10-K (File No. 001-38147) filed on February 17, 2026
23.2	Consent of Weir International, Inc.	Filed as Exhibit 23.2 to Form 10-K (File No. 001-38147) filed on February 17, 2026
23.3	Consent of The John T. Boyd Company	Filed as Exhibit 23.3 to Form 10-K (File No. 001-38147) filed on February 17, 2026
23.4	Consent of Weir International, Inc.	Filed herewith
24.1	Power of Attorney	Filed as Exhibit 24.1 to Form 10-K (File No. 001-38147) filed on February 17, 2026
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed as Exhibit 31.1 to Form 10-K (File No. 001-38147) filed on February 17, 2026
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed as Exhibit 31.2 to Form 10-K (File No. 001-38147) filed on February 17, 2026
31.3	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished as Exhibit 32.1 to Form 10-K (File No. 001-38147) filed on February 17, 2026

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished as Exhibit 32.2 to Form 10-K (File No. 001-38147) filed on February 17, 2026
95	Mine Safety Disclosure	Filed as Exhibit 95 to Form 10-K (File No. 001-38147) filed on February 17, 2026
96.1	Technical Report Summary, Coal Resources and Coal Reserves, Leer Complex, West Virginia	Filed herewith
96.2	Technical Report Summary, Coal Resources and Coal Reserves, Black Thunder, Wyoming	Filed as Exhibit 96.2 to Form 10-K (File No. 001-38147) filed on February 17, 2026
96.3	Technical Report Summary, Coal Resources and Coal Reserves, Pennsylvania Mining Complex, Pennsylvania and West Virginia	Filed as Exhibit 96.1 to Form 10-K (File No. 001-38147) filed on February 20, 2025
97	Core Natural Resources, Inc. Compensation Recoupment Policy	Filed as Exhibit 97 to Form 10-K (File No. 001-38147) filed on February 20, 2025
101	Interactive Data File (Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2025, furnished in Inline XBRL)	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Core Natural Resources, Inc.

By:	/s/ MITESHKUMAR B. THAKKAR
Miteshkumar B. Thakkar
President and Chief Financial Officer
Dated: February 27, 2026