Form 10-Q
period 2026-03-31
Core Natural Resources, Inc.
filed 2026-05-07
CIK 1710366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2026
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Core Natural Resources, Inc. had 50,407,610 shares of common stock, $0.01 par value, outstanding at April 30, 2026.

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
The information set forth herein does not include the results of operations or cash flows of Arch prior to January 14, 2025. Accordingly, unless otherwise specifically noted, references herein to “Core Natural Resources,” “Core,” “we,” “our,” “us,” “our Company” and “the Company” refer only to Core Natural Resources, Inc. and its subsidiaries and do not include Arch and its subsidiaries prior to the Merger. See Note 2—Merger with Arch for further discussion of the unaudited pro forma information.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CORE NATURAL RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues	$1,084,278	$1,017,406

Costs and Expenses:
Cost of Sales (exclusive of items shown separately below)	879,185	870,296
Depreciation, Depletion and Amortization	146,295	121,556
General and Administrative Costs	36,079	89,323
Other Operating Income and Expense, net	(9,995)	(9,859)
	1,051,564	1,071,316

Income (Loss) from Operations	32,714	(53,910)

Interest Expense	(11,192)	(8,019)
Interest Income	4,748	6,318
Loss on Debt Extinguishment	—	(11,680)
Non-Service Related Pension and Postretirement Benefit Costs	(5,653)	(6,202)

Earnings (Loss) Before Income Tax	20,617	(73,493)
Income Tax Benefit	(427)	(4,216)
Net Income (Loss)	$21,044	$(69,277)

Earnings (Loss) per Share:
Total Basic Earnings (Loss) per Share	$0.41	$(1.38)
Total Diluted Earnings (Loss) per Share	$0.41	$(1.38)

Dividends Declared per Common Share	$0.10	$0.10
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORE NATURAL RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net Income (Loss)	$21,044	$(69,277)

Other Comprehensive Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: ($191), ($109))	652	378
Unrealized Loss on Investments in Available-for-Sale Securities (Net of tax: $46, $72)	(157)	(301)
Other Comprehensive Income	495	77

Comprehensive Income (Loss)	$21,539	$(69,200)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORE NATURAL RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	(Unaudited)
	March 31, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and Cash Equivalents	$412,708	$432,174
Accounts and Notes Receivable:
Trade Receivables, net	369,889	349,233
Other Receivables, net	37,071	53,928
Inventories	369,080	374,759
Other Current Assets	82,063	130,128
Total Current Assets	1,270,811	1,340,222
Total Property, Plant and Equipment—Net	4,375,493	4,386,882
Other Assets:
Funds for Asset Retirement Obligations	149,887	148,874
Pension Benefits	51,334	49,618
Other Noncurrent Assets, net	208,396	204,457
Total Other Assets	409,617	402,949
Total Assets	$6,055,921	$6,130,053
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORE NATURAL RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	(Unaudited)
	March 31, 2026	December 31, 2025
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$315,129	$335,623
Current Portion of Long-Term Debt	43,418	98,328
Other Accrued Liabilities	388,425	404,338
Total Current Liabilities	746,972	838,289
Long-Term Liabilities:
Long-Term Debt	411,630	354,160
Postretirement Benefits Other Than Pensions	186,732	186,843
Pneumoconiosis Benefits	258,926	261,201
Asset Retirement Obligations	495,140	496,002
Workers’ Compensation	71,419	70,457
Pension Benefits	20,997	21,111
Deferred Income Taxes	129,819	130,113
Other Noncurrent Liabilities	77,394	93,643
Total Long-Term Liabilities	1,652,057	1,613,530
Total Liabilities	2,399,029	2,451,819
Commitments and Contingent Liabilities (Note 14)
Stockholders' Equity:
Common Stock, $0.01 Par Value; 125,000,000 Shares Authorized, 50,569,806 Shares Issued and Outstanding at March 31, 2026; 50,975,185 Shares Issued and Outstanding at December 31, 2025	506	510
Capital in Excess of Par Value	2,978,068	2,982,077
Retained Earnings	800,652	818,476
Accumulated Other Comprehensive Loss	(122,334)	(122,829)
Total Stockholders’ Equity	3,656,892	3,678,234
Total Liabilities and Stockholders’ Equity	$6,055,921	$6,130,053
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORE NATURAL RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands, except share and per share data)
(Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
December 31, 2025	$510	$2,982,077	$818,476	$(122,829)	$3,678,234
Net Income	—	—	21,044	—	21,044
Actuarially Determined Long-Term Liability Adjustments (Net of ($191) Tax)	—	—	—	652	652
Investments in Available-for-Sale Securities (Net of $46 Tax)	—	—	—	(157)	(157)
Comprehensive Income	—	—	21,044	495	21,539
Issuance of Common Stock	1	(1)	—	—	—
Repurchases of Common Stock (464,600 Shares)	(5)	(8,538)	(33,380)	—	(41,923)
Excise Tax on Repurchases of Common Stock	—	—	(366)	—	(366)
Employee Stock-Based Compensation	—	6,176	—	—	6,176
Shares Withheld for Taxes	—	(1,646)	—	—	(1,646)
Dividends on Common Shares ($0.10 per share)	—	—	(5,083)	—	(5,083)
Dividend Equivalents Earned on Stock-Based Compensation Awards	—	—	(39)	—	(39)
March 31, 2026	$506	$2,978,068	$800,652	$(122,334)	$3,656,892

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
December 31, 2024	$294	$540,412	$1,162,114	$(134,573)	$1,568,247
Net Loss	—	—	(69,277)	—	(69,277)
Actuarially Determined Long-Term Liability Adjustments (Net of ($109) Tax)	—	—	—	378	378
Investments in Available-for-Sale Securities (Net of $72 Tax)	—	—	—	(301)	(301)
Comprehensive (Loss) Income	—	—	(69,277)	77	(69,200)
Issuance of Common Stock	3	(3)	—	—	—
Merger with Arch	243	2,481,125	—	—	2,481,368
Repurchases of Common Stock (1,377,294 Shares)	(14)	(25,296)	(75,949)	—	(101,259)
Employee Stock-Based Compensation	—	36,094	—	—	36,094
Shares Withheld for Taxes	—	(14,068)	—	—	(14,068)
Dividends on Common Shares ($0.10 per share)	—	—	(5,364)	—	(5,364)
Dividend Equivalents Earned on Stock-Based Compensation Awards	—	—	(44)	—	(44)
March 31, 2025	$526	$3,018,264	$1,011,480	$(134,496)	$3,895,774
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORE NATURAL RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net Income (Loss)	$21,044	$(69,277)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation, Depletion and Amortization	146,295	121,556
Gain on Sale of Assets	(6,765)	(5,817)
Stock-Based Compensation	6,176	36,094
Loss on Debt Extinguishment	—	11,680
Deferred Income Taxes	(294)	(4,193)
Loss from Equity Method Investments	3,951	2,477
Other Adjustments to Net Income (Loss)	1,486	574
Changes in Operating Assets:
Accounts and Notes Receivable	(2,976)	(94,369)
Inventories	6,730	15,382
Other Current Assets	4,230	(21,998)
Changes in Other Assets	2,267	21,774
Changes in Operating Liabilities:
Accounts Payable	(17,436)	(54,048)
Other Operating Liabilities	(17,389)	(35,227)
Payments on Asset Retirement Obligations	(10,413)	(6,182)
Changes in Other Liabilities	(17,506)	(28,064)
Net Cash Provided by (Used in) Operating Activities	119,400	(109,638)
Cash Flows from Investing Activities:
Capital Expenditures	(73,097)	(64,822)
Proceeds from Sales of Assets	9,211	6,003
Proceeds from Sales of Short-Term Investments	—	80,165
Purchases of Short-Term Investments	—	(4,802)
Net Cash and Restricted Cash Acquired from Merger	—	368,726
Purchase of Arch Tax-Exempt Bonds	—	(98,225)
Investments in DTA	(6,847)	(1,496)
Other Investing Activity	(9,102)	(2,538)
Net Cash (Used in) Provided by Investing Activities	(79,835)	283,011
Cash Flows from Financing Activities:
Payments on Finance Lease Obligations	(7,210)	(2,795)
Proceeds from Long-Term Debt Issuance	—	114,439
Payments on Other Debt	(1,713)	(10,831)
Shares Withheld for Taxes	(1,646)	(14,068)
Repurchases of Common Stock	(41,923)	(101,259)
Debt-Related Financing Fees	—	(16,381)
Dividends and Dividend Equivalents Paid	(5,105)	(10,695)
Net Cash Used in Financing Activities	(57,597)	(41,590)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(18,032)	131,783
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	601,162	447,542
Cash, Cash Equivalents and Restricted Cash at End of Period	$583,130	$579,325

Non-Cash Investing and Financing Activities:
Equipment Financing	$80,880	$39,150
Equity Issued as Consideration for Merger	$—	$2,481,368
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORE NATURAL RESOURCES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—BASIS OF PRESENTATION:
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for future periods.
The Condensed Consolidated Balance Sheet at December 31, 2025 has been derived from the Audited Consolidated Financial Statements at that date but does not include all disclosures required by GAAP. This Quarterly Report on Form 10-Q (“Report”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
All dollar amounts discussed in these Notes to the Condensed Consolidated Financial Statements are in thousands of U.S. dollars, except for share and per share amounts, and unless otherwise indicated.
Basis of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned or controlled subsidiaries (including Arch from the date of the Merger). All significant intercompany transactions and accounts have been eliminated in consolidation. Upon closing of the Merger with Arch (see Note 2—Merger with Arch), the Company acquired a 35% interest in the Dominion Terminal, a ground storage-to-vessel coal transloading facility in Newport News, Virginia operated by DTA. The Company has the ability to exercise significant influence, but not control, over DTA and accordingly, the investment in DTA is accounted for under the equity method.
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

The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings (loss) per share because their effect would be anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Anti-Dilutive Restricted Stock Units	—	52,993
Anti-Dilutive Performance Share Units	236	4,089
	236	57,082
The computations for basic and diluted earnings (loss) per share are as follows:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net Income (Loss)	$21,044	$(69,277)

Denominator:
Weighted-Average Shares of Common Stock Outstanding	51,000,647	50,264,707
Effect of Dilutive Shares	58,761	—
Weighted-Average Diluted Shares of Common Stock Outstanding	51,059,408	50,264,707

Earnings (Loss) per Share:
Basic	$0.41	$(1.38)
Diluted	$0.41	$(1.38)
As of March 31, 2026, the Company had 500,000 shares of preferred stock authorized, none of which were issued or outstanding.
Reclassifications
Certain amounts in prior periods have been reclassified to conform with the report classifications of the current period. These reclassifications had no effect on previously reported total net income (loss), total assets, total stockholders’ equity or cash flows from operating, investing and financing activities, nor do they affect key metrics used by the Company’s chief operating decision maker (“CODM”) to evaluate performance.
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

The following table presents the allocation of the aggregate purchase price based on the fair values of the assets acquired and liabilities assumed as of the closing date of the Merger:

Purchase Price Allocation
Total Equity Portion of Purchase Price Consideration	$2,481,368
Effective Settlement of Pre-Existing Relationships	95,636
Total Consideration Transferred	$2,577,004

Assets Acquired:
Cash and Cash Equivalents	$217,593
Short-Term Investments	22,969
Trade Receivables, net	161,670
Other Receivables, net	6,629
Inventories	307,175
Other Current Assets	13,366
Property, Plant and Equipment, net	2,607,835
Funds for Asset Retirement Obligations	150,033
Other Noncurrent Assets, net	152,553
Total Assets Acquired	$3,639,823
Liabilities Assumed:
Accounts Payable	$211,227
Current Portion of Long-Term Debt	4,104
Other Accrued Liabilities	154,651
Long-Term Debt	6,667
Postretirement Benefits Other Than Pensions	37,118
Pneumoconiosis Benefits	111,313
Asset Retirement Obligations	248,773
Workers’ Compensation	36,254
Pension Benefits	786
Deferred Income Taxes	158,471
Other Noncurrent Liabilities	93,455
Total Liabilities Assumed	$1,062,819
Net Assets Acquired	$2,577,004
The fair value and gross contractual amount of receivables acquired was $168,299, substantially all of which was collected as of December 31, 2025.
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
As part of the purchase price allocation, the Company identified certain intangible assets and liabilities related to contracts for which the contractual terms were identified as being favorable or unfavorable in relation to current market terms. The gross fair values of the identified intangible assets and liabilities were approximately $84 million and $37 million, which were included in Other Noncurrent Assets, net and Other Noncurrent Liabilities, respectively, on the

Condensed Consolidated Balance Sheets at March 31, 2026 and December 31, 2025. The fair values of the identified intangible assets and liabilities were determined using the income approach based on inputs that are not observable in the market and, as such, are Level 3 fair value measurements. Significant inputs to the valuation of the identified intangible assets and liabilities included future revenue estimates, future cost assumptions, estimated contract renewals, a discount rate assumption and an estimated required rate of return on the assets, among others. The identified intangible assets and liabilities are amortized over each contractual term, which ranged from one to five years, or a weighted-average period of 1.6 years, which reflects the pattern in which the Company expected to consume the economic benefits of the net assets. Amortization expense was approximately $2 million and $4 million for the three months ended March 31, 2026 and 2025, respectively. The Company expects to recognize remaining amortization expense of approximately 12% of the total contract value in 2026, 16% in 2027 and the remaining 2% in 2028 and 2029.
The table below summarizes the Company’s results as though the Merger had been consummated on January 1, 2024:

Three Months Ended March 31, 2025

Revenues (a)	$1,070,702
Net Loss (a)	$(41,454)
(a) Pro forma information has not been provided for the three months ended March 31, 2026 since Arch was fully consolidated for the entire period. Pro forma information for the three months ended March 31, 2025 includes Arch’s historical results for the January 1, 2025 through January 13, 2025 period prior to the Merger excluding Merger-related costs.
The unaudited pro forma information is based on historical information and is adjusted for depreciation, depletion and amortization related to the fair value adjustments of property, plant and equipment and intangible assets (as discussed above), assuming the fair value adjustments had been applied from January 1, 2024. To give effect to the Merger as if it closed on January 1, 2024, the unaudited pro forma financial information for the three months ended March 31, 2025 excludes $51,741 of non-recurring pro forma adjustments (before tax) directly attributable to the Merger, which are comprised primarily of $49,182 of Merger-related costs incurred by the Company subsequent to the closing of the Merger and $2,559 of non-recurring expense related to the fair value adjustment to inventory. The Merger-related costs and non-recurring expense related to the fair value adjustment to inventory incurred subsequent to the closing of the Merger are included in General and Administrative Costs and Cost of Sales, respectively, in the Condensed Consolidated Statement of Income (Loss) for the three months ended March 31, 2025. Pro forma adjustments were tax-effected at the statutory tax rate of 21% for purposes of calculating net loss in the table above.

The pro forma information does not include any anticipated cost savings or other effects of the Merger. Accordingly, the unaudited pro forma information does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations.
NOTE 3—REVENUE FROM CONTRACTS WITH CUSTOMERS:
The following tables disaggregate the Company’s revenue from contracts with customers by product type and market:

	Three Months Ended March 31, 2026
	Domestic	Export	Total
Power Generation	$377,920	$69,549	$447,469
Industrial	25,180	252,300	277,480
Metallurgical	39,411	305,987	345,398
Total Coal Revenue	442,511	627,836	1,070,347
Third-Party Terminal Revenue			8,502
Other Revenue			5,429
Total Revenue from Contracts with Customers			$1,084,278

	Three Months Ended March 31, 2025
	Domestic	Export	Total
Power Generation	$341,809	$92,919	$434,728
Industrial	25,499	176,566	202,065
Metallurgical	23,504	348,958	372,462
Total Coal Revenue	390,812	618,443	1,009,255
Third-Party Terminal Revenue			4,956
Other Revenue			3,195
Total Revenue from Contracts with Customers			$1,017,406
Outstanding Performance Obligations
As of March 31, 2026, the Company had outstanding performance obligations to deliver coal related to contracts with customers. For contracts in which volumes and prices per ton were fixed or reasonably estimable, future estimated revenue totaled approximately $3.7 billion. The Company expects to satisfy approximately 55% of these performance obligations in 2026 with the remainder thereafter. Actual revenue recognized related to these contracts may differ materially due to price adjustments for coal quality and cost escalations, volume optionality provisions or other contractual terms. Revenue associated with contracts containing variable-based pricing mechanisms has been excluded from the figures above as it cannot be reasonably estimated.
NOTE 4—COMPONENTS OF PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS NET PERIODIC BENEFIT COSTS:
The components of Net Periodic Benefit Cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025
Service Cost	$300	$275	$29	$32
Interest Cost	5,730	6,342	2,347	2,905
Expected Return on Plan Assets	(7,479)	(7,565)	—	—
Amortization of Prior Service Credits	—	—	(601)	(601)
Recognized Net Actuarial Loss (Gain)	2,468	2,158	(1,020)	(684)
Net Periodic Benefit Cost	$1,019	$1,210	$755	$1,652
Service costs related to pension and other postretirement benefits are reflected in Cost of Sales in the Condensed Consolidated Statements of Income (Loss). All other expenses related to pension and other postretirement benefits are reflected in Non-Service Related Pension and Postretirement Benefit Costs in the Condensed Consolidated Statements of Income (Loss). Amounts reclassified out of accumulated other comprehensive (loss) income are reflected in Non-Service Related Pension and Postretirement Benefit Costs in the Condensed Consolidated Statements of Income (Loss).

NOTE 5—COMPONENTS OF COAL WORKERS' PNEUMOCONIOSIS (CWP) AND WORKERS' COMPENSATION NET PERIODIC BENEFIT COSTS:
The components of Net Periodic Benefit Cost were as follows:

	CWP		Workers' Compensation
	Three Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025
Service Cost	$1,690	$1,816	$3,195	$1,728
Interest Cost	3,382	3,419	501	555
Recognized Net Actuarial Loss (Gain)	317	42	(356)	(460)
State Administrative Fees and Insurance Bond Premiums	—	—	766	390
Net Periodic Benefit Cost	$5,389	$5,277	$4,106	$2,213
Insured Workers’ Compensation Fees and Assessments			519	1,346
Total Workers’ Compensation Expense			$4,625	$3,559
Service costs, state administrative fees and insurance bond premiums related to CWP and workers’ compensation are reflected in Cost of Sales in the Condensed Consolidated Statements of Income (Loss). All other expenses related to CWP and workers’ compensation are reflected in Non-Service Related Pension and Postretirement Benefit Costs in the Condensed Consolidated Statements of Income (Loss). Amounts reclassified out of accumulated other comprehensive (loss) income are reflected in Non-Service Related Pension and Postretirement Benefit Costs in the Condensed Consolidated Statements of Income (Loss).
NOTE 6—INCOME TAXES:
The Company recorded an income tax benefit for the three months ended March 31, 2026 of ($427), or an effective tax rate of (2.1%), of earnings before income tax based on its annual estimated income tax rate adjusted for discrete items. The effective tax rate for the three months ended March 31, 2026 differed from the U.S. federal statutory rate of 21% primarily due to tax benefits for excess percentage depletion and Section 45X Advanced Manufacturing Production Credits.
The income tax benefit for the three months ended March 31, 2025 of ($4,216), or an effective tax rate of 5.7%, of loss before income tax was based on the Company’s annual estimated income tax rate adjusted for discrete items. The effective tax rate for the three months ended March 31, 2025 differed from the U.S. federal statutory rate of 21% primarily due to the tax benefit for excess percentage depletion.
NOTE 7—CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The following table disaggregates the Company’s cash, cash equivalents and restricted cash, which reconciles to the total shown on the Condensed Consolidated Statements of Cash Flows:

	March 31,
	2026	2025
Cash and Cash Equivalents	$412,708	$388,493
Restricted Cash—Current (a)	37,655	39,383
Restricted Cash—Noncurrent (a)	132,767	151,449
Cash, Cash Equivalents and Restricted Cash	$583,130	$579,325
(a) Restricted Cash—Current and Restricted Cash—Noncurrent are included in Other Current Assets and Funds for Asset Retirement Obligations, respectively, in the accompanying Condensed Consolidated Balance Sheets.
The components of cash, cash equivalents and restricted cash as of December 31, 2025 and 2024 are disclosed in Note 6 in the Notes to the Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 17, 2026.

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
The following table provides a reconciliation of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable and other non-trade contractual arrangements to present the net amount expected to be collected:

	Trade Receivables	Other Non-Trade Contractual Arrangements
Beginning Balance, December 31, 2025	$645	$6,753
Provision for Expected Credit Losses	1,564	114
Ending Balance, March 31, 2026	$2,209	$6,867
NOTE 9—INVENTORIES:
Inventories consisted of the following:

	March 31, 2026	December 31, 2025
Coal	$145,133	$148,891
Supplies	223,947	225,868
Total Inventories	$369,080	$374,759
NOTE 10—ACCOUNTS RECEIVABLE SECURITIZATION:
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
At March 31, 2026, the Company’s eligible accounts receivable yielded $191,321 of borrowing capacity. At March 31, 2026, the facility had no outstanding borrowings and $158,282 of letters of credit outstanding, leaving available borrowing capacity of $33,039. At December 31, 2025, the Company’s eligible accounts receivable yielded $185,122 of borrowing capacity. At December 31, 2025, the facility had no outstanding borrowings and $158,282 of letters of credit outstanding, leaving available borrowing capacity of $26,840. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.
NOTE 11—PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment consisted of the following:

	March 31, 2026	December 31, 2025
Plant and Equipment	$4,979,427	$4,876,926
Coal Properties and Surface Lands	2,244,359	2,241,915
Airshafts	608,183	591,146
Mine Development	690,337	690,845
Advance Mining Royalties	330,516	329,970
Total Property, Plant and Equipment	8,852,822	8,730,802
Less: Accumulated Depreciation, Depletion and Amortization	4,477,329	4,343,920
Total Property, Plant and Equipment—Net	$4,375,493	$4,386,882
As of March 31, 2026 and December 31, 2025, property, plant and equipment included gross assets under finance leases of $151,759 and $71,462, respectively. Accumulated amortization for finance leases was $20,485 and $15,230 at March 31, 2026 and December 31, 2025, respectively. Amortization expense for assets under finance leases was $5,898 and $3,075 for the three months ended March 31, 2026 and 2025, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying Condensed Consolidated Statements of Income (Loss).

NOTE 12—OTHER ACCRUED LIABILITIES:
Other accrued liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Subsidence Liability	$109,928	$113,352
Accrued Compensation and Benefits	80,269	73,783
Accrued Other Taxes	46,143	53,038
Other	52,208	63,951
Current Portion of Long-Term Liabilities:
Asset Retirement Obligations	38,738	38,738
Pneumoconiosis Benefits	24,322	24,539
Postretirement Benefits Other than Pensions	18,587	18,696
Workers' Compensation	18,230	18,241
Total Other Accrued Liabilities	$388,425	$404,338
NOTE 13—LONG-TERM DEBT:
Long-term debt consisted of the following:

	March 31, 2026	December 31, 2025
Finance Lease Obligations (6.91% and 6.60% Weighted-Average Interest Rates)	$131,635	$57,666
WVEDA Solid Waste Disposal Facility Revenue Bonds at 5.45%	106,355	106,355
MEDCO Port Facilities Refunding Revenue Bonds at 5.00%	102,865	102,865
PEDFA Solid Waste Disposal Facility Revenue Bonds at 5.45%	97,560	97,560
Advance Royalty Commitments (8.04% Weighted-Average Interest Rates)	11,407	11,407
Equipment Financing (7.22% and 7.55% Weighted-Average Interest Rates)	9,646	79,665
Other Debt Arrangements	1,942	3,509
Less: Unamortized Debt Issuance Costs	(6,362)	(6,539)
	455,048	452,488
Less: Current Portion of Long-Term Debt	(43,418)	(98,328)
Long-Term Debt	$411,630	$354,160
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
The Company’s first lien gross leverage ratio was 0.25 to 1.00 at March 31, 2026. The Company’s total net leverage ratio was 0.07 to 1.00 at March 31, 2026. The Company’s interest coverage ratio was 31.61 to 1.00 at March 31, 2026. The Company was in compliance with all covenants under the Revolving Credit Facility as of March 31, 2026.
At March 31, 2026, the Revolving Credit Facility had no borrowings outstanding and $110,351 of letters of credit outstanding, leaving $489,649 of unused capacity. At December 31, 2025, the Revolving Credit Facility had no borrowings outstanding and $110,098 of letters of credit outstanding, leaving $489,902 of unused capacity. From time to time, the Company is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies’ statutes and regulations. The Company sometimes uses letters of credit to satisfy these requirements, and these letters of credit reduce the Company’s borrowing facility capacity.
The SPVs are not guarantors of the Revolving Credit Facility, and the SPVs hold the assets pledged to the lenders or sell the assets to the lenders in the securitization facility. The SPVs had total assets of $368,973 and $350,156, comprised mainly of $366,100 and $347,093 trade receivables, net, at March 31, 2026 and December 31, 2025, respectively. Net income attributable to the SPVs was $957 and $2,898 for the three months ended March 31, 2026 and 2025, respectively, which was primarily attributable to intercompany fees paid to purchase the receivables, which have been eliminated in the condensed consolidated financial statements contained within this Report. During the three months ended March 31, 2026 and 2025, there were no borrowings or payments under the accounts receivable securitization facilities. See Note 10—Accounts Receivable Securitization for additional information.
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
On March 27, 2025, the Company borrowed the proceeds of tax-exempt bonds issued by (i) the Pennsylvania Economic Development Financing Authority (“PEDFA”) in the aggregate principal amount of $97,560 (the “PEDFA Bonds”), at a fixed rate of 5.45% for an initial interest rate term of ten years on an unsecured basis, pursuant to a Bond Purchase Agreement, dated March 19, 2025, by and among Jefferies LLC, as the representative acting on behalf of itself, KeyBanc Capital Markets Inc., PNC CM, Goldman Sachs & Co. LLC, B. Riley Securities, Inc. and TCBI Securities, Inc. (collectively, the “Underwriters”), PEDFA and the Company; (ii) the Maryland Economic Development Corporation (“MEDCO”) in the aggregate principal amount of $102,865 (the “MEDCO Bonds”), at a fixed rate of 5.00% for an initial interest rate term of ten years on an unsecured basis, pursuant to a Bond Purchase Agreement, dated March 19, 2025, by and among the Underwriters, MEDCO and the Company; and (iii) the West Virginia Economic Development Authority (“WVEDA”) in the aggregate principal amount of $106,355 (the “WVEDA Bonds” and together with the PEDFA Bonds and the MEDCO Bonds, the “Series 2025 Bonds”), at a fixed rate of 5.45% for an initial interest rate term of ten years on an unsecured basis, pursuant to a Bond Purchase Agreement, dated March 19, 2025, by and among the Underwriters, WVEDA and the Company.
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
As a result of these transactions, a loss of $11,680 was incurred and is included in Loss on Debt Extinguishment on the Condensed Consolidated Statements of Income (Loss) for the three months ended March 31, 2025.
NOTE 14—COMMITMENTS AND CONTINGENT LIABILITIES:
The Company is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes and other claims and actions arising out of the normal course of business. The Company accrues the estimated loss for these lawsuits and claims when the loss is probable and reasonably estimable. The Company’s estimated accruals related to pending claims not discussed below, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of the Company as of March 31, 2026. It is possible that the aggregate loss in the future with respect to these lawsuits and claims could ultimately be material to the Company’s financial position, results of operations or cash flows; however, such amounts cannot be reasonably estimated. The amount claimed against the Company as of March 31, 2026 is disclosed below when an amount is expressly stated in the lawsuit or claim, which is not often the case.
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
Employee-related financial guarantees have primarily been provided to support the 1992 Benefit Plan and federal black lung and various state workers’ compensation self-insurance programs. Environmental financial guarantees have primarily been provided to support various performance bonds related to reclamation and other environmental issues. Other financial guarantees have been extended to support sales contracts, insurance policies, surety indemnity agreements, legal matters, full and timely payments of mining equipment leases, and various other items necessary in the normal course of business. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. Certain letters of credit included in the table below were issued against other commitments included in this table. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these commitments are recorded as liabilities in the financial statements. The Company’s management believes that these commitments will not have a material adverse effect on the Company’s financial condition. The following is a summary of the financial guarantees and letters of credit to certain third parties as of March 31, 2026:

	Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$121,969	$112,139	$9,830	$—	$—
Environmental	398	398	—	—	—
Other	146,266	146,224	42	—	—
Total Letters of Credit	$268,633	$258,761	$9,872	$—	$—
Surety Bonds:
Employee-Related	$115,850	$93,354	$22,496	$—	$—
Environmental	859,370	735,610	123,760	—	—
Other	88,373	81,368	7,005	—	—
Total Surety Bonds	$1,063,593	$910,332	$153,261	$—	$—
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
In the three months ended March 31, 2026 and 2025, the Company recorded insurance recoveries of $6,135 and $997, respectively, which represents a portion of the total settlement related to the Francis Scott Key Bridge collapse business interruption insurance claim, which was fully settled for a total of $40,000. These amounts were recorded in Other Operating Income and Expense, net on the Condensed Consolidated Statements of Income (Loss).

NOTE 15—DERIVATIVES:
Diesel Price Risk Management Positions
The Company may sell or purchase forward contracts, swaps and options in the over-the-counter diesel market in order to manage its exposure to diesel prices. The Company has exposure to the risk of fluctuating diesel prices related to the amount of diesel fuel consumed during its operations. As of March 31, 2026 and December 31, 2025, the Company held diesel-related financial contracts to buy an aggregate notional volume of 1.8 million gallons and 3.6 million gallons, respectively, which will be settled throughout 2026.
The Company has master netting agreements with all of its counterparties that allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default or termination. Such netting arrangements reduce the Company's credit exposure related to these counterparties to the extent the Company has any liability to such counterparties. For classification purposes, the Company records the net fair value of all the positions with a given counterparty as a net asset or liability in the Condensed Consolidated Balance Sheets. At March 31, 2026 and December 31, 2025, the net fair value of derivatives was $3,084 and $345, respectively, which were included in Other Current Assets in the accompanying Condensed Consolidated Balance Sheets.
The Company did not apply cash flow hedge accounting treatment for its commodity derivative financial instruments; therefore, changes in fair value are reflected in current earnings. During the three months ended March 31, 2026, the Company settled a portion of its commodity derivatives at a gain of $233 and recognized unrealized mark-to-market gains on its commodity derivatives of $2,932. The Company had no derivative activity during the three months ended March 31, 2025. Realized gains and unrealized mark-to-market gains are included in Cost of Sales and Other Operating Income and Expense, Net, respectively, on the accompanying Condensed Consolidated Statements of Income (Loss).
The Company classifies the cash effects of its derivatives within the Cash Flows from Operating Activities section of the Condensed Consolidated Statements of Cash Flows.
NOTE 16—FAIR VALUE OF FINANCIAL INSTRUMENTS:
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
Level 2 - The fair values of the assets and liabilities included in Level 2 are based on standard industry income approach models that use significant observable inputs, including SOFR-based discount rates and U.S. Treasury-based rates. The Company’s Level 2 assets include diesel commodity contracts with fair values derived from quoted prices in over-the-counter markets.
Level 3 - Unobservable inputs significant to the fair value measurement supported by little or no market activity.
In those cases when the inputs used to measure fair value meet the definition of more than one level of the fair value hierarchy, the lowest level input that is significant to the fair value measurement in its totality determines the applicable level in the fair value hierarchy.

The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at			Fair Value Measurements at
	March 31, 2026			December 31, 2025
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Water Treatment Trust Funds (a)	$17,120	$—	$—	$17,289	$—	$—
Commodity Derivatives	$—	$3,084	$—	$—	$345	$—
(a) The water treatment trust funds are included in Funds for Asset Retirement Obligations in the accompanying Condensed Consolidated Balance Sheets.
The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:
Long-term debt: The fair value of long-term debt is measured using unadjusted quoted market prices or estimated using discounted cash flow analyses. The discounted cash flow analyses are based on current market rates for instruments with similar cash flows.
The carrying amounts and fair values of financial instruments for which the fair value option was not elected were as follows:

	March 31, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt (Excluding Debt Issuance Costs)	$461,410	$478,589	$459,027	$474,976
Certain of the Company’s debt is actively traded on a public market and, as a result, constitutes Level 1 fair value measurements. The portion of the Company’s debt obligations that is not actively traded is valued through reference to the applicable underlying benchmark rate and, as a result, constitutes Level 2 fair value measurements.
NOTE 17—SEGMENT INFORMATION:
The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management to make decisions on and assess performance of the Company’s reportable segments. The Company presently consists of four reportable segments: (1) the High CV Thermal segment; (2) the Metallurgical segment; (3) the Powder River Basin (“PRB”) segment; and (4) the Core Marine Terminal segment. The Company manages its segments by market and coal quality, not by individual mining complex or geographic region. The High CV Thermal segment consists of the Company’s Pennsylvania Mining Complex and the West Elk mine located in Colorado. The Metallurgical segment consists of the Company’s Leer, Leer South, Beckley, Mountain Laurel and Itmann coal mines in West Virginia. The PRB segment consists of the Company’s Black Thunder and Coal Creek surface mining complexes located in Wyoming. The Core Marine Terminal segment consists of the Company’s coal export terminal operations in the Port of Baltimore.
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

Reportable segment results for the three months ended March 31, 2026 are:

	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Total
Revenues from External Customers	$552,832	$342,335	$175,180	$8,502
Intersegment Revenues	—	—	—	15,710
	552,832	342,335	175,180	24,212	$1,094,559
Reconciliation of Revenue:
Other Revenues (a)					5,429
Elimination of Intersegment Revenues					(15,710)
Total Consolidated Revenues					1,084,278
Less: (b)
Cash Costs of Revenue	327,825	226,305	162,596	8,230
Transportation Costs	99,373	67,787	3,707	—
Other Segment Items (c)	—	(9,723)	—	—
Adjusted EBITDA	$125,634	$57,966	$8,877	$15,982	$208,459

Reconciliation of Segment Profit or Loss Measure to Consolidated Earnings Before Income Tax:
Other Profit or Loss (a)					1,389
Depreciation, Depletion and Amortization					(146,295)
General and Administrative Costs					(36,079)
Interest Expense					(11,192)
Interest Income					4,748
Non-Service Related Pension and Postretirement Benefit Costs					(5,653)
Closed and Idle Mine Costs					(4,480)
Other Operating Income, net					9,995
Other Costs					(275)
Earnings Before Income Tax					$20,617
(a) Revenue and profit or loss from segments below the quantitative thresholds are attributable to the revenue and expense from various corporate and diversified business activities excluded from our reportable segments.
(b) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(c) Other segment items include other non-operating income and expenses that are not part of each segment’s ongoing operations.

	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Corporate and Other (a)	Consolidated
Segment Assets (b)	$2,117,031	$1,975,095	$254,984	$93,550	$1,615,261	$6,055,921
Depreciation, Depletion and Amortization	$52,676	$70,861	$8,300	$1,479	$12,979	$146,295
Capital Expenditures	$50,332	$13,700	$751	$2,589	$5,725	$73,097
(a) Includes various corporate and diversified business activities excluded from our reportable segments to reconcile to consolidated totals.
(b) Represents assets as of March 31, 2026.

Reportable segment results for the three months ended March 31, 2025 are:

	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Total
Revenues from External Customers	$542,086	$304,580	$162,589	$4,956
Intersegment Revenues	—	—	—	16,270
	542,086	304,580	162,589	21,226	$1,030,481
Reconciliation of Revenue:
Other Revenues (a)					3,195
Elimination of Intersegment Revenues					(16,270)
Total Consolidated Revenues					1,017,406
Less: (b)
Cash Costs of Revenue	303,561	210,775	133,158	7,825
Transportation Costs	93,729	76,982	2,740	—
Other Segment Items (c)	—	36,406	—	—
Adjusted EBITDA	$144,796	$(19,583)	$26,691	$13,401	$165,305

Reconciliation of Segment Profit or Loss Measure to Consolidated Loss Before Income Tax:
Other Profit or Loss (a)					368
Depreciation, Depletion and Amortization					(121,556)
General and Administrative Costs					(89,323)
Interest Expense					(8,019)
Interest Income					6,318
Loss on Debt Extinguishment					(11,680)
Non-Service Related Pension and Postretirement Benefit Costs					(6,202)
Closed and Idle Mine Costs					(4,644)
Other Operating Income, net					9,859
Other Costs					(13,919)
Loss Before Income Tax					$(73,493)
(a) Revenue and profit or loss from segments below the quantitative thresholds are attributable to the revenue and expense from various corporate and diversified business activities excluded from our reportable segments.
(b) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(c) Other segment items include other non-operating income and expenses that are not part of each segment’s ongoing operations.

	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Corporate and Other (a)	Consolidated
Segment Assets (b)	$2,252,607	$1,766,112	$304,455	$87,496	$1,841,276	$6,251,946
Depreciation, Depletion and Amortization	$51,290	$45,889	$10,780	$1,379	$12,218	$121,556
Capital Expenditures	$33,995	$23,964	$2,496	$1,242	$3,125	$64,822
(a) Includes various corporate and diversified business activities excluded from our reportable segments to reconcile to consolidated totals.
(b) Represents assets as of March 31, 2025.
In the three months ended March 31, 2026 and 2025, there were no customers with revenue that exceeded 10% of consolidated revenues.

NOTE 18—STOCK REPURCHASES:
On February 18, 2025, the Company’s Board of Directors approved a capital return framework that involves a mix of dividends and share repurchases. The repurchase program permits the repurchase, from time to time, of the Company’s outstanding shares of common stock in an aggregate amount of up to $1 billion, subject to certain covenants under the Revolving Credit Facility and the Series 2025 Bonds Indentures that may limit or restrict the Company’s ability to repurchase shares of its common stock.
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
During the three months ended March 31, 2026 and 2025, the Company repurchased and retired 464,600 and 1,377,294 shares, respectively, of the Company’s common stock at an average price of $90.23 and $73.52 per share, respectively.
NOTE 19—SUBSEQUENT EVENTS:
On May 7, 2026, the Company announced a $0.10 per share dividend in an aggregate amount of approximately $5.0 million, payable on June 12, 2026 to all stockholders of record as of May 29, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in conjunction with the Condensed Consolidated Financial Statements and corresponding notes included elsewhere in this Quarterly Report on Form 10-Q (“Report”). In addition, this Report should be read in conjunction with the Consolidated Financial Statements for the three-year period ended December 31, 2025 included in the Company’s Annual Report on Form 10-K, filed on February 17, 2026. This MD&A contains forward-looking statements, and the matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected or implied in the forward-looking statements. Please see “Risk Factors” and “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.
All amounts discussed are in millions of U.S. dollars, unless otherwise indicated. All tons discussed are on a clean coal equivalent basis.
Recent Developments
Merger
On January 14, 2025, the Company completed the Merger with Arch. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Arch, with Arch continuing as the surviving corporation and as a wholly-owned subsidiary of the Company. See Note 2—Merger with Arch in the Notes to the Condensed Consolidated Financial Statements in this Report for additional information.
Combustion-Related Activity at Leer South Mine
On January 13, 2025, a combustion-related activity was reported at the Leer South mine, located in Barbour County, West Virginia. The Company temporarily sealed the Leer South mine’s active longwall panel in order to extinguish such activity. The Company resumed development work with continuous miners in February 2025, and Company personnel and regulatory officials re-entered the sealed area of the mine on June 10, 2025. Thereafter, ventilation to the full mine was re-established, hydraulic pressure along the longwall face was restored and an extensive evaluation of the mine’s major equipment and infrastructure was conducted. As expected, the longwall suffered insignificant damage by the combustion event, and major components and systems remained in good condition. On June 26, 2025, the operating team found it necessary to evacuate the mine again and began restoring pumpable seals to the affected area in the wake of an increase in carbon monoxide levels. In December 2025, the Company recovered the major longwall mining equipment, repositioned it and resumed longwall operations. Following the repositioning, the Company permanently sealed the affected area.
The Company incurred fire extinguishment and idle costs of $101 million at Leer South in 2025 for which it is pursuing recoveries under its relevant insurance policies. The Company’s initial advancement of insurance proceeds was $19.4 million, recorded in the third quarter of 2025. During the three months ended March 31, 2026, the Company recorded additional recoveries of $9.7 million. The Company will continue to pursue all avenues for additional recoveries.
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
The Merger joined two proven leadership teams and operating platforms to establish Core, a premier North American coal producer and exporter of high-quality, low-cost coals with offerings ranging from metallurgical to high calorific value and other thermal coals. With mining operations and terminal facilities across six states, Core owns 11 mines, including one of the largest, lowest cost and highest calorific value thermal coal mining complexes in North America and one of the largest, lowest cost and highest quality metallurgical coal mine portfolios in the U.S. Core also has access to global markets via ownership interests in two export terminals on the U.S. Eastern seaboard, along with strategic connectivity to ports on the West Coast and the Gulf of America. The combined company expects to realize meaningful operating synergies through the optimization of support functions, greatly enhanced marketing opportunities and a significantly expanded logistics network, which will enhance the Company’s ability to deliver coal reliably and efficiently to its global customers.
Results of Operations: Three Months Ended March 31, 2026 Compared with the Three Months Ended March 31, 2025
Revenues
The Company’s revenues primarily include sales to customers of coal produced at our operations and, to a lesser extent, coal purchased from third parties. The Company’s revenues also include transloading services at the Port of Baltimore, as well as other revenues generated from customers.
Our mines in West Virginia produce a premium metallurgical product used in the global steel industry. Our surface mines in the Powder River Basin produce thermal coal for sale into domestic and international markets. Our thermal longwall mines produce a high-quality, high calorific value thermal product that can compete effectively in seaborne markets.
Consolidated revenues in the three months ended March 31, 2026 were $67 million higher than the three months ended March 31, 2025 due to increases in the High CV Thermal, Metallurgical, PRB and Core Marine Terminal segments of $11 million, $38 million, $13 million and $3 million, respectively. The increase in the Metallurgical segment was primarily attributable to increased metallurgical coal benchmark pricing coupled with higher sales tons. In the High CV Thermal and PRB segments, increased sales tons were partially offset by a weakened pricing environment. In the Core Marine Terminal segment, revenues increased primarily due to improved pricing and higher throughput tons. See the discussion in “Operational Performance” below for further information about segment results.
Cost of Sales
Cost of sales includes items such as direct operating costs, royalties, production taxes and credits, direct administration costs and transportation costs. Our consolidated cost of sales in the three months ended March 31, 2026 increased $9 million compared to the three months ended March 31, 2025 due to increases in the High CV Thermal and PRB segments of $30 million in each segment primarily due to increased sales tons. These increases were partially offset by a decrease in the Metallurgical segment of $40 million, primarily due to the $36 million of fire and idle costs in the prior year period associated with the combustion-related event at the Leer South mine compared to insurance reimbursements of $10 million in the current year period, partially offset by increased sales tons. The increased costs in the current year period were partially offset by Section 45X tax credits. In addition, prior year results included operating overhead and certain actuarial costs that did not recur. See the discussion in “Operational Performance” below for further information about segment results.
Depreciation, Depletion and Amortization
On a consolidated basis, depreciation, depletion and amortization costs were $146 million for the three months ended March 31, 2026, compared to $122 million for the three months ended March 31, 2025, resulting in a $25 million increase. The increase was primarily attributable to additional assets placed into service.

General and Administrative Costs
On a consolidated basis, general and administrative costs were $36 million for the three months ended March 31, 2026, compared to $89 million for the three months ended March 31, 2025. The $53 million decrease in the period-to-period comparison was primarily due to non-recurring Merger-related transaction costs incurred during the three months ended March 31, 2025, including fees paid to financial, legal and accounting advisors, severance and benefit costs, filing fees and debt restructuring costs. The remaining decrease related to lower headcount resulting from the synergies of the Merger.
Other Operating Income and Expense, net
Other operating income and expense, net consisted of the following items:

	Three Months Ended March 31,
	2026	2025	Variance
Royalty Income - Non-Operated Coal	$8	$7	$1
Gain on Sale of Assets	7	6	1
Insurance Proceeds	6	1	5
Land Holding and Administrative Costs	(7)	(4)	(3)
Other	(4)	—	(4)
Total Other Operating Income and Expense, net	$10	$10	$—
Insurance proceeds recorded in the three months ended March 31, 2026 related to the final resolution of the Francis Scott Key Bridge collapse business interruption insurance claim.
Interest Expense and Interest Income
On a consolidated basis, interest expense was $11 million for the three months ended March 31, 2026, compared to $8 million for the three months ended March 31, 2025. The $3 million increase in the period-to-period comparison was primarily due to additional interest on the Series 2025 Bonds (as defined below), as well as interest incurred on new equipment financing arrangements and increased fees associated with the Company’s Receivables Financing Agreement as a result of the July 2025 amendment.
Interest income decreased $2 million in the period-to-period comparison primarily due to changes in interest rates.
Loss on Debt Extinguishment
Loss on debt extinguishment of $12 million was recorded in the three months ended March 31, 2025 due to the amendment of the Company’s Revolving Credit Facility and the refinancing of the Series 2025 Bonds.
Non-Service Related Pension and Postretirement Benefit Costs
Non-service related pension and postretirement benefit costs decreased $1 million in the period-to-period comparison primarily due to the impact of changes in actuarial assumptions made at the beginning of each year.
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
Reconciliation of Non-GAAP Financial Measures
We define realized coal revenue as revenues reported in the Condensed Consolidated Statements of Income (Loss) less transportation costs, transloading revenues and other revenues not directly attributable to coal sales. We define realized coal revenue per ton sold as realized coal revenue divided by tons sold. The following tables present reconciliations by reportable segment of realized coal revenue and realized coal revenue per ton sold to revenues, the most directly comparable GAAP financial measure (in thousands, except per ton information):

	Three Months Ended March 31, 2026
	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Idle and Other	Eliminations	Consolidated
Revenues	$552,832	$342,335	$175,180	$24,212	$5,429	$(15,710)	$1,084,278
Less: Adjustments to Reconcile to Segment Realized Coal Revenue
Transportation Costs, including Intersegment Transportation Costs	99,373	67,787	3,707	—	—	—	170,867
Intersegment Terminal Revenues	—	—	—	15,710	—	(15,710)	—
Non-Coal Revenues	—	—	—	8,502	5,429	—	13,931
Segment Realized Coal Revenue	$453,459	$274,548	$171,473	$—	$—	$—	$899,480
Tons Sold	7,703	2,451	11,918
Realized Coal Revenue per Ton Sold	$58.86	$112.03	$14.39

	Three Months Ended March 31, 2025
	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Idle and Other	Eliminations	Consolidated
Revenues	$542,086	$304,580	$162,589	$21,226	$3,195	$(16,270)	$1,017,406
Less: Adjustments to Reconcile to Segment Realized Coal Revenue
Transportation Costs, including Intersegment Transportation Costs	93,729	76,982	2,740	—	—	—	173,451
Intersegment Terminal Revenues	—	—	—	16,270	—	(16,270)	—
Non-Coal Revenues	—	—	—	4,956	3,195	—	8,151
Segment Realized Coal Revenue	$448,357	$227,598	$159,849	$—	$—	$—	$835,804
Tons Sold	7,097	2,316	10,707
Realized Coal Revenue per Ton Sold	$63.18	$98.26	$14.93
The following tables present breakdowns of the realized coal revenue per ton sold for the Metallurgical segment between coking coal and thermal byproduct (in thousands, except per ton information):

	Three Months Ended March 31, 2026
	Coking Coal	Thermal Byproduct	Total Metallurgical Segment
Segment Realized Coal Revenue	$261,632	$12,916	$274,548
Tons Sold	2,143	308	2,451
Realized Coal Revenue per Ton Sold	$122.11	$41.94	$112.03

	Three Months Ended March 31, 2025
	Coking Coal	Thermal Byproduct	Total Metallurgical Segment
Segment Realized Coal Revenue	$213,082	$14,516	$227,598
Tons Sold	1,874	442	2,316
Realized Coal Revenue per Ton Sold	$113.70	$32.83	$98.26

We evaluate our cash cost of coal sold on an aggregate basis by segment and our cash cost of coal sold per ton on a per-ton basis. Cash cost of coal sold includes items such as direct operating costs, royalties, production taxes and credits and direct administration costs, and excludes transportation costs, indirect costs, other costs not directly attributable to the production of coal and depreciation, depletion and amortization costs on production assets. We define cash cost of coal sold per ton as cash cost of coal sold divided by tons sold. The following tables present reconciliations by reportable segment of cash cost of coal sold and cash cost of coal sold per ton to cost of sales, the most directly comparable GAAP financial measure (in thousands, except per ton information):

	Three Months Ended March 31, 2026
	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Idle and Other	Eliminations	Consolidated
Cost of Sales	$427,198	$284,369	$166,303	$8,230	$8,795	$(15,710)	$879,185
Less: Adjustments to Reconcile to Segment Cash Cost of Coal Sold
Transportation Costs	84,716	66,734	3,707	—	—	—	155,157
Intersegment Transportation Costs	14,657	1,053	—	—	—	(15,710)	—
Cost of Sales from Idled Operations	—	—	—	—	4,480	—	4,480
Insurance Reimbursements - Fire Costs	—	(9,723)	—	—	—	—	(9,723)
Terminal Operating Costs	—	—	—	8,230	—	—	8,230
Other Non-Active Mining Costs	—	—	—	—	4,315	—	4,315
Segment Cash Cost of Coal Sold	$327,825	$226,305	$162,596	$—	$—	$—	$716,726
Tons Sold	7,703	2,451	11,918
Cash Cost of Coal Sold per Ton	$42.56	$92.35	$13.64

	Three Months Ended March 31, 2025
	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Idle and Other	Eliminations	Consolidated
Cost of Sales	$397,290	$324,163	$135,898	$7,825	$21,390	$(16,270)	$870,296
Less: Adjustments to Reconcile to Segment Cash Cost of Coal Sold
Transportation Costs	78,175	76,266	2,740	—	—	—	157,181
Intersegment Transportation Costs	15,554	716	—	—	—	(16,270)	—
Cost of Sales from Idled Operations	—	36,406	—	—	4,644	—	41,050
Terminal Operating Costs	—	—	—	7,825	—	—	7,825
Other Non-Active Mining Costs	—	—	—	—	16,746	—	16,746
Segment Cash Cost of Coal Sold	$303,561	$210,775	$133,158	$—	$—	$—	$647,494
Tons Sold	7,097	2,316	10,707
Cash Cost of Coal Sold per Ton	$42.78	$91.00	$12.44

We define adjusted EBITDA as (i) net income (loss) plus income taxes, net interest expense and depreciation, depletion and amortization, as adjusted for (ii) certain non-cash items, such as loss on debt extinguishment and (iii) other adjustments, such as stock-based compensation, Merger-related expenses and fair value adjustments of commodity derivative instruments. Adjusted EBITDA may also be adjusted for items that may not reflect the trend of future results by excluding transactions that are not indicative of our operating performance or that arise outside of the ordinary course of our business. The following tables present reconciliations by reportable segment of adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure (in thousands):

	Three Months Ended March 31, 2026
	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Other and Corporate	Consolidated
Net Income (Loss)	$72,958	$(12,895)	$577	$14,503	$(54,099)	$21,044
Income Tax Benefit	—	—	—	—	(427)	(427)
Interest Expense, net	—	—	—	—	6,444	6,444
Depreciation, Depletion and Amortization	52,676	70,861	8,300	1,479	12,979	146,295
Other Adjustments	—	—	—	—	6,534	6,534
Adjusted EBITDA	$125,634	$57,966	$8,877	$15,982	$(28,569)	$179,890

	Three Months Ended March 31, 2025
	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Other and Corporate	Consolidated
Net Income (Loss)	$93,506	$(65,472)	$15,911	$12,022	$(125,244)	$(69,277)
Income Tax Benefit	—	—	—	—	(4,216)	(4,216)
Interest Expense, net	—	—	—	—	1,701	1,701
Depreciation, Depletion and Amortization	51,290	45,889	10,780	1,379	12,218	121,556
Loss on Debt Extinguishment	—	—	—	—	11,680	11,680
Other Adjustments	—	—	—	—	62,041	62,041
Adjusted EBITDA	$144,796	$(19,583)	$26,691	$13,401	$(41,820)	$123,485
Operational Performance: Three Months Ended March 31, 2026 Compared with the Three Months Ended March 31, 2025
The Company consists of four reportable segments: (1) the High CV Thermal segment; (2) the Metallurgical segment; (3) the PRB segment; and (4) the Core Marine Terminal segment. The High CV Thermal segment consists of the Company’s Pennsylvania Mining Complex and the West Elk mine located in Colorado. The Metallurgical segment consists of the Company’s Leer, Leer South, Beckley, Mountain Laurel and Itmann coal mines in West Virginia. The PRB segment consists of the Company’s Black Thunder and Coal Creek surface mining complexes located in Wyoming. The Core Marine Terminal segment consists of the Company’s coal export terminal operations in the Port of Baltimore.

The Company evaluates the performance of its segments utilizing Adjusted EBITDA and various productivity metrics. Adjusted EBITDA measures the operating performance of the Company’s segments and is used to allocate resources to the Company’s segments. The following table presents results by reportable segment:

	Three Months Ended March 31,
	2026	2025	Variance
High CV Thermal Segment
Total Tons Produced (in millions)	7.8	7.3	0.5
Total Tons Sold (in millions)	7.7	7.1	0.6
Realized Coal Revenue per Ton Sold (a)	$58.86	$63.18	$(4.32)
Cash Cost of Coal Sold per Ton (a)	$42.56	$42.78	$(0.22)
Cash Margin per Ton Sold (a)	$16.30	$20.40	$(4.10)
Adjusted EBITDA (in thousands) (a)	$125,634	$144,796	$(19,162)

Metallurgical Segment
Total Tons Produced (in millions)	2.4	2.1	0.3
Total Tons Sold (in millions)	2.5	2.3	0.2
Realized Coal Revenue per Ton Sold (a)	$112.03	$98.26	$13.77
Cash Cost of Coal Sold per Ton (a)	$92.35	$91.00	$1.35
Cash Margin per Ton Sold (a)	$19.68	$7.26	$12.42
Adjusted EBITDA (in thousands) (a)	$57,966	$(19,583)	$77,549

PRB Segment
Total Tons Produced (in millions)	11.9	10.7	1.2
Total Tons Sold (in millions)	11.9	10.7	1.2
Realized Coal Revenue per Ton Sold (a)	$14.39	$14.93	$(0.54)
Cash Cost of Coal Sold per Ton (a)	$13.64	$12.44	$1.20
Cash Margin per Ton Sold (a)	$0.75	$2.49	$(1.74)
Adjusted EBITDA (in thousands) (a)	$8,877	$26,691	$(17,814)

Core Marine Terminal Segment
Throughput Tons (in millions)	4.8	4.3	0.5
Adjusted EBITDA (in thousands) (a)	$15,982	$13,401	$2,581
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
High CV Thermal Segment Analysis
Adjusted EBITDA decreased $19 million in the period-to-period comparison, primarily due to a $4.32 decrease in realized coal revenue per ton sold, partially offset by a 0.6 million increase in tons sold and a $0.22 decrease in cash cost of coal sold per ton. The decrease in realized coal revenue per ton sold was primarily due to softened international markets, which weighed on Newcastle prices, coupled with weak demand in Europe, which weighed on API2 pricing. The decrease in cash cost of coal sold per ton was primarily due to higher sales tons to absorb fixed costs on a per ton basis compared to the prior year period.
Metallurgical Segment Analysis
Adjusted EBITDA increased $78 million in the period-to-period comparison, primarily due to a $13.77 increase in realized coal revenue per ton sold and higher tons sold. Metallurgical coal benchmark prices increased compared to the prior year period due to stronger demand. In addition, the Leer South mine was fully operational in the current year period compared to being idled in the prior year period due to the combustion-related event. Prior year Adjusted EBITDA was negatively impacted by $36 million of costs incurred associated with this incident, whereas insurance reimbursements of $10 million were recorded in the current year period.
PRB Segment Analysis
Adjusted EBITDA decreased $18 million in the period-to-period comparison, primarily due to a $1.20 increase in cash cost of coal sold per ton, partially offset by higher tons sold. The increase in cash cost of coal sold per ton was largely attributable to increased fuel and explosives costs due to higher commodity prices, as well as increased maintenance costs compared to the prior year period.
Core Marine Terminal Segment Analysis
Adjusted EBITDA increased $3 million in the period-to-period comparison, primarily due to increased throughput tons as well as favorable pricing. Throughput volumes at the Core Marine Terminal were 4.8 million tons for the three months ended March 31, 2026, compared to 4.3 million tons for the three months ended March 31, 2025.
Liquidity and Capital Resources
The Company’s potential sources of liquidity include cash generated from operating activities, cash on hand, borrowings under the Revolving Credit Facility and Receivables Financing Agreement (which are discussed and defined below) and, if necessary, the ability to issue equity or debt securities. The Company believes that cash generated from these sources, without needing to issue equity or debt securities, will be sufficient to meet its short-term working capital requirements, long-term capital expenditure requirements and debt servicing obligations, as well as to provide required letters of credit or surety bonds necessary for the Company’s operations.
Our total liquidity as of March 31, 2026 was comprised of the following:

(in millions)	March 31, 2026
Cash and Cash Equivalents	$413
Receivables Financing Agreement - Current Availability	191
Revolving Credit Facility - Current Availability	600
Less: Letters of Credit Outstanding	(269)
Total Liquidity	$935
Events that negatively impact our operations, overall financial condition and liquidity could result in our inability to comply with the Revolving Credit Facility’s financial covenants. This could limit our ability to borrow under the Revolving Credit Facility if we are unable to obtain necessary waivers or amendments. The Company expects to maintain adequate liquidity through its net cash provided by operating activities and cash and cash equivalents on hand, as well as the Revolving Credit Facility and its Receivables Financing Agreement, to fund its working capital needs and capital expenditures in the short-term and long-term.
Uncertainty in the financial markets, tariffs, foreign conflicts and executive actions by the executive branch of the U.S. Government and certain other foreign nations or sovereignties bring additional potential risks to the Company. These risks could impact our ability to raise capital in the equity and debt markets or result in higher costs to obtain additional capital or credit, as well as increase potential counterparty defaults. In addition, market disruptions and uncertainty, arising from current and potential tariffs, executive actions, elevated interest rates, sustained high inflation and supply chain disruptions such as those stemming from the recent conflict in Iran, may impact the Company’s revenues and collections, as well as its overall cost of operations, including recent increases in diesel fuel and other commodity prices. The Company regularly monitors the creditworthiness of its customers and counterparties and manages credit exposure through payment terms, credit limits, prepayments and security.
The global landscape on rates and the scope of tariffs imposed on goods imported into and out of the U.S. from multiple countries around the world continues to evolve and be uncertain, as the U.S. Government continues to negotiate its position with multiple countries and across various industries and goods. While the evolving global trade landscape relating to tariffs and retaliatory trade measures imposed by other countries on U.S. goods has not yet had a significant impact on our business or results of operations as of March 31, 2026, this and the potential for additional changes in U.S. or international trade policy have increased uncertainty regarding the ultimate effect of the tariffs on economic conditions and could lead to further weakened business conditions for the coal industry.

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
At March 31, 2026, the Company had a $133 million fund in place that will cover, in part, future reclamation costs of the thermal assets in the PRB. Additionally, the Company maintains $17 million in water treatment trust funds that will fund future water treatment obligations in Pennsylvania, as well as replace surety bonds and related collateral requirements. The Company expects to continue to contribute a minimum of $2 million per year to the funds. These amounts are included in Funds for Asset Retirement Obligations on the Condensed Consolidated Balance Sheets.
In December 2024, the Office of Workers’ Compensation Programs (the “OWCP”) issued a final rule revising the regulations under the Black Lung Benefits Act related to self-insurance by coal mine operators. Under the new standard, self-insured coal mine operators are required to post additional security for the Black Lung benefit liabilities. The final rule requires a security amount equal to 100% of a self-insured operator’s projected black lung liabilities. The rule became effective on January 13, 2025, and operators were required to remit the increased security amount within one year. The final rule, including any assessments, is subject to appeal. In February 2025, the Company received letters from the OWCP that additional guidance regarding the final rule will be provided at a future date.
The Company participates in the United Mine Workers of America (the “UMWA”) Combined Benefit Fund and the UMWA 1992 Benefit Plan for which benefits are reflected in the Company’s consolidated financial statements when paid. These benefit arrangements may result in additional liabilities that are not recognized on the Condensed Consolidated Balance Sheet at March 31, 2026. The various multi-employer benefit plans are discussed in Note 17 - Other Employee Benefit Plans in the Notes to the Audited Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The Company’s total contributions under the Coal Industry Retiree Health Benefit Act of 1992 were $1 million for both the three months ended March 31, 2026 and 2025. The Company also uses a combination of surety bonds, corporate guarantees and letters of credit to secure its financial obligations for employee-related, environmental, performance and various other items that are not reflected on the Condensed Consolidated Balance Sheet at March 31, 2026. Management believes these items will expire without being funded. See Note 14 - Commitments and Contingent Liabilities in the Notes to the Condensed Consolidated Financial Statements included in this Report for additional details of the various financial guarantees that have been issued by the Company.
Cash Flows (in millions)

	Three Months Ended March 31,
	2026	2025	Variance
Net Cash Provided by (Used in) Operating Activities	$119	$(110)	$229
Net Cash (Used in) Provided by Investing Activities	$(80)	$283	$(363)
Net Cash Used in Financing Activities	$(58)	$(42)	$(16)
Net cash provided by (used in) operating activities changed by $229 million in the period-to-period comparison primarily due to the payment of non-recurring Merger-related expenditures in the three months ended March 31, 2025, increased segment earnings when compared to the prior year period and other working capital changes.
Net cash (used in) provided by investing activities changed by $363 million in the period-to-period comparison primarily due to cash acquired via the Merger, which was partially offset by the purchase of Arch’s tax-exempt bonds, and the liquidation of the Company’s remaining U.S. Treasury securities during the three months ended March 31, 2025, which resulted in net proceeds of $75 million.
Net cash used in financing activities increased by $16 million in the period-to-period comparison. Cash outflows related to share repurchases totaled $42 million in the three months ended March 31, 2026 compared to $101 million in the three months ended March 31, 2025. In connection with the Merger, the Company amended its Revolving Credit Facility and refinanced its tax-exempt bonds during the three months ended March 31, 2025. Proceeds of $114 million were received in connection with the bond refinancing, and fees associated with these transactions amounted to $16 million. Additionally, dividend payments decreased by $6 million compared to the prior year period.
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
The Company’s first lien gross leverage ratio was 0.25 to 1.00 at March 31, 2026. The Company’s total net leverage ratio was 0.07 to 1.00 at March 31, 2026. The Company’s interest coverage ratio was 31.61 to 1.00 at March 31, 2026. The Company was in compliance with all covenants under the Revolving Credit Facility as of March 31, 2026.
At March 31, 2026, there were no borrowings outstanding under the Revolving Credit Facility and the facility is currently only used for providing letters of credit, with $110 million of letters of credit outstanding, leaving $490 million of unused capacity. From time to time, the Company is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies’ statutes and regulations. The Company sometimes uses letters of credit to satisfy these requirements, and these letters of credit reduce the Company’s borrowing facility capacity.

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
Loans under the Receivables Financing Agreement accrue interest at a reserve-adjusted market index rate equal to the applicable term SOFR plus ten basis points. Loans and letters of credit under the Receivables Financing Agreement also accrue a drawn fee and a letter of credit participation fee, respectively, of 2.00% per annum. In connection with the Receivables Financing Agreement, Core Receivable paid certain structuring fees to PNC CM and pays other customary fees to the lenders, including a fee on unused commitments equal to 0.60% per annum.
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
At March 31, 2026, eligible accounts receivable yielded $191 million of borrowing capacity. At March 31, 2026, the Receivables Financing Agreement had no outstanding borrowings and approximately $158 million of letters of credit outstanding, leaving $33 million of unused capacity. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.
Series 2025 Bonds
On March 27, 2025, the Company borrowed the proceeds of tax-exempt bonds issued by (i) the Pennsylvania Economic Development Financing Authority (“PEDFA”) in the aggregate principal amount of $98 million (the “PEDFA Bonds”), at a fixed rate of 5.45% for an initial interest rate term of ten years on an unsecured basis, pursuant to a Bond Purchase Agreement, dated March 19, 2025, by and among Jefferies LLC, as the representative acting on behalf of itself, KeyBanc Capital Markets Inc., PNC CM, Goldman Sachs & Co. LLC, B. Riley Securities, Inc. and TCBI Securities, Inc. (collectively, the “Underwriters”), PEDFA and the Company; (ii) the Maryland Economic Development Corporation (“MEDCO”) in the aggregate principal amount of $103 million (the “MEDCO Bonds”), at a fixed rate of 5.00% for an initial interest rate term of ten years on an unsecured basis, pursuant to a Bond Purchase Agreement, dated March 19, 2025, by and among the Underwriters, MEDCO and the Company; and (iii) the West Virginia Economic Development Authority (“WVEDA”) in the aggregate principal amount of $106 million (the “WVEDA Bonds” and together with the PEDFA Bonds and the MEDCO Bonds, the “Series 2025 Bonds”), at a fixed rate of 5.45% for an initial interest rate term of ten years on an unsecured basis, pursuant to a Bond Purchase Agreement, dated March 19, 2025, by and among the Underwriters, WVEDA and the Company.
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
Material Cash Requirements
The Company expects to make the following payments in the next 12 months:
•$72 million on its long-term debt and operating and finance lease obligations, including interest;
•$69 million on its employee-related long-term liabilities, including obligations that the Company has under multi-employer plans; and
•$98 million on its environmental obligations and $165 million on its other current liabilities.
The Company believes it will be able to satisfy these material cash requirements with cash generated from operating activities, cash on hand, borrowings under the Revolving Credit Facility and Receivables Financing Agreement and, if necessary, cash generated from its ability to issue equity or debt securities.
Debt
At March 31, 2026, the Company had total long-term debt and finance lease obligations of $461 million outstanding, including the current portion of $43 million. This long-term debt consisted of:
•An aggregate principal amount of $132 million of finance leases with a weighted-average interest rate of 6.91%.
•An aggregate principal amount of $106 million of WVEDA Bonds, which were issued to finance a coal refuse disposal area at the Leer South mine, bear interest at 5.45% per annum for an initial interest rate term of ten years and mature in January 2055, but will be subject to mandatory tender in March 2035 at the end of the current interest rate term. Interest on the WVEDA Bonds is payable on April 1 and October 1 of each year.
•An aggregate principal amount of $103 million of MEDCO Bonds, which were issued to finance the Core Marine Terminal, bear interest at 5.00% per annum for an initial interest rate term of ten years and mature in July 2048, but will be subject to mandatory tender in March 2035 at the end of the current interest rate term. Interest on the MEDCO Bonds is payable on February 1 and August 1 of each year.
•An aggregate principal amount of $98 million of PEDFA Bonds, which were issued to finance the ongoing expansion of the coal refuse disposal area at the Central Preparation Plant, bear interest at 5.45% per annum for an initial interest rate term of ten years and mature in January 2051, but will be subject to mandatory tender in March 2035 at the end of the current interest rate term. Interest on the PEDFA Bonds is payable on June 1 and December 1 of each year.
•Advanced royalty commitments of $11 million with a weighted-average interest rate of 8.04% per annum.
•An aggregate principal amount of $10 million of various equipment financing arrangements with a weighted-average interest rate of 7.22%.
•An aggregate principal amount of $2 million of other debt arrangements.
At March 31, 2026, the Company had no borrowings outstanding and approximately $110 million of letters of credit outstanding under the $600 million Revolving Credit Facility. At March 31, 2026, the Company had no borrowings outstanding and approximately $158 million of letters of credit outstanding under the Receivables Financing Agreement.
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
During the three months ended March 31, 2026, the Company repurchased and retired 464,600 shares of the Company’s common stock at an average price of $90.23 per share.
Total Equity and Dividends
Total equity attributable to the Company was $3,657 million at March 31, 2026 and $3,678 million at December 31, 2025. See the Condensed Consolidated Statements of Stockholders’ Equity in this Report for additional details.
The declaration and payment of dividends by the Company is at the discretion of the Company’s Board of Directors. The Revolving Credit Facility and the Series 2025 Bonds Indentures include certain covenants limiting the Company’s ability to declare and pay dividends.
On May 7, 2026, the Company announced a $0.10 per share dividend in an aggregate amount of approximately $5.0 million, payable on June 12, 2026 to all stockholders of record as of May 29, 2026.
Critical Accounting Estimates
The Company prepares its financial statements in accordance with GAAP. The preparation of these financial statements requires management to make judgments, estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. There have been no material changes to the Company’s critical accounting estimates from the Annual Report on Form 10-K for the year ended December 31, 2025.
Forward-Looking Statements
Certain statements in this Report are “forward-looking statements” within the meaning of the federal securities laws. With the exception of historical matters, the matters discussed in this Report are forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involve risks and uncertainties that could cause actual results and outcomes to differ materially from results expressed in or implied by our forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” “would,” or their negatives, or other similar expressions, the statements that include those words are usually forward-

looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this Report speak only as of the date of this Report. We disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s exposures to market risk have not materially changed since December 31, 2025. Please see these quantitative and qualitative disclosures about market risk in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the fiscal quarter covered by this Report, there were no changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Our operations are subject to a variety of risks and disputes normally incidental to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. We are not currently subject to any material litigation other than those described in Note 14—Commitments and Contingent Liabilities in the Notes to the Condensed Consolidated Financial Statements in this Report, which descriptions are incorporated herein by this reference.
SEC regulations require us to disclose certain information about environmental proceedings if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. We use a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required, as permitted pursuant to Item 103(c)(3)(iii) of Regulation S-K. No such environmental proceedings were pending or contemplated as of March 31, 2026.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Report, you should carefully consider the factors described in Part I - Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. These described risks are not the only risks the Company faces. Additional risks and uncertainties not currently known to Core or that the Company currently deems to be immaterial also may materially adversely affect Core’s business, results of operations, financial condition and cash flows.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth repurchases of shares of the Company’s common stock during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (000s omitted) (b)(c)
January 1, 2026 - January 31, 2026	—	—	—	$775,736
February 1, 2026 - February 28, 2026	206,010	$86.97	206,010	$757,819
March 1, 2026 - March 31, 2026	258,590	$92.83	258,590	$733,813
Total	464,600	$90.23	464,600
(a) On February 18, 2025, the Company’s Board of Directors approved a capital return framework that involves a mix of dividends and share repurchases. The repurchase program permits the repurchase, from time to time, of the Company’s outstanding shares of common stock in an aggregate amount of up to $1 billion, subject to certain covenants in the Revolving Credit Facility and the Series 2025 Bonds Indentures that limit the Company’s ability to repurchase shares of its common stock. The repurchases will be effected from time to time on the open market, in privately negotiated transactions or under a Rule 10b5-1 plan. The program does not obligate the Company to acquire any particular amount of its common stock, and the program can be modified or suspended at any time at the Company’s discretion.
(b) Management cannot estimate the number of shares that will be repurchased because purchases are made based upon the Company’s stock price, the Company’s financial outlook and alternative investment options.
(c) In the three months ended March 31, 2026, the Company utilized approximately $42 million to repurchase shares of its common stock.
Limitation on Payment of Dividends
The declaration and payment of dividends by the Company is at the discretion of the Company’s Board of Directors. The Revolving Credit Facility and the Series 2025 Bonds Indentures include certain covenants limiting the Company’s ability to declare and pay dividends. See “Total Equity and Dividends” in Part I, Item 2 of this Report for additional information.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Report.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
Our executive officers and directors may from time to time enter into plans or arrangements for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Except as outlined below, during the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K:
•On March 2, 2026, Robert J. Braithwaite, Senior Vice President, Marketing and Sales, adopted a Rule 10b5-1 trading arrangement for the sale of up to 4,500 shares of our common stock, subject to certain conditions. The arrangement’s expiration date is June 2, 2027, for a duration of 458 days.
•On March 5, 2026, Kurt R. Salvatori, Senior Vice President, Chief Administrative Officer, adopted a Rule 10b5-1 trading arrangement for the sale of up to 11,265 shares of our common stock, subject to certain conditions. The arrangement’s expiration date is June 7, 2027, for a duration of 460 days.
•On March 20, 2026, James A. Brock, Chair and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement for the sale of up to 100,000 shares of our common stock, subject to certain conditions. The arrangement’s expiration date is November 30, 2026, for a duration of 256 days.
•On March 25, 2026, Rosemary L. Klein, Senior Vice President, Chief Legal Officer and Corporate Secretary, adopted a Rule 10b5-1 trading arrangement for the sale of up to 7,500 shares of our common stock, subject to certain conditions. The arrangement’s expiration date is June 24, 2027, for a duration of 457 days.
ITEM 6. EXHIBITS

Exhibits	Description	Method of Filing
2.1	Separation and Distribution Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.1 to Form 8-K (File No. 001-38147) filed on December 4, 2017
2.2	Tax Matters Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.2 to Form 8-K (File No. 001-38147) filed on December 4, 2017
2.3	Employee Matters Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.3 to Form 8-K (File No. 001-38147) filed on December 4, 2017
2.4	Intellectual Property Matters Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.4 to Form 8-K (File No. 001-38147) filed on December 4, 2017
2.5**	Agreement and Plan of Merger, dated as of October 22, 2020, by and among CONSOL Energy Inc., Transformer LP Holdings Inc., Transformer Merger Sub LLC, CONSOL Coal Resources LP and CONSOL Coal Resources GP LLC	Filed as Exhibit 2.1 to Form 8-K (File No. 001-38147) filed on October 23, 2020
2.6	Agreement and Plan of Merger, dated August 20, 2024, among CONSOL Energy Inc., Mountain Range Merger Sub Inc. and Arch Resources, Inc.#	Filed as Exhibit 2.1 to Form 8-K (File No. 001-38147) filed on August 21, 2024
2.7	Debtors’ Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code	Filed as Exhibit 2.1 to Arch Resources’ Form 8-K (File No. 001-13105) filed on September 15, 2016
2.8	Order Confirming Debtors’ Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code on September 13, 2016	Filed as Exhibit 2.2 to Arch Resources’ Form 8-K (File No. 001-13105) filed on September 15, 2016
3.1	Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to Form 8-K (File No. 001-38147) filed on December 4, 2017
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to Form 8-K (File No. 001-38147) filed on May 8, 2020

Exhibits	Description	Method of Filing
3.3	Second Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to Form 8-K (File No. 001-38147) filed on May 6, 2024
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to Form 8-K (File No. 001-38147) filed on January 15, 2025
3.5	Fourth Amended and Restated Bylaws of the Company	Filed as Exhibit 3.2 to Form 8-K (File No. 001-38147) filed on January 15, 2025
4.1	Indenture dated as of November 13, 2017 by and between CONSOL Energy Inc. (formerly known as CONSOL Mining Corporation) and UMB Bank, N.A., as Trustee and Collateral Trustee (including form of supplemental indenture on subsidiary guarantors).	Filed as Exhibit 4.1 to Form 8-K (File No. 001-38147) filed on November 15, 2017
4.2	Description of Capital Stock	Filed as Exhibit 4.2 to Form 10-K (File No. 001-38147) filed on February 20, 2025
10.1	Transition Services Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.2	CNX Resources Corporation to CONSOL Energy Inc. Trademark License Agreement dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 10.2 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.3	CONSOL Energy Inc. to CNX Resources Corporation Trademark License Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 10.3 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.4	First Amendment to Water Supply and Services Agreement, dated as of November 28, 2017 by and between CNX Water Assets LLC and CONSOL Thermal Holdings LLC (formerly known as CNX Thermal Holdings LLC)	Filed as Exhibit 10.6 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.5	Second Amendment to the Pennsylvania Mine Complex Operating Agreement, dated as of November 28, 2017, by and among CONSOL Pennsylvania Coal Company LLC, Conrhein Coal Company, CONSOL Thermal Holdings LLC and CONSOL Coal Resources LP	Filed as Exhibit 10.7 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.6	Credit Agreement, dated as of November 28, 2017, by and among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the other Secured Parties referred to therein#	Filed as Exhibit 10.8 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.7	Amendment No. 1, dated as of March 28, 2019, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on April 3, 2019
10.8	Amendment No. 2, dated as of June 5, 2020, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on June 11, 2020

Exhibits	Description	Method of Filing
10.9	Amendment No. 3, dated as of March 29, 2021, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on March 31, 2021
10.10	Amendment No. 4, dated as of July 18, 2022, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on July 25, 2022
10.11	Amendment No. 5, dated as of June 12, 2023, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on June 13, 2023
10.12	Amendment No. 6, dated as of January 14, 2025, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on January 15, 2025
10.13	CONSOL Energy Inc. Omnibus Performance Incentive Plan*	Filed as Exhibit 4.3 to Form S-8 (File No. 333-221727) filed on November 22, 2017
10.14	Second Amendment and Restatement of Master Cooperation and Safety Agreement by and among CONSOL Energy Inc., CNX Gas Company LLC, CNX Resources Holdings LLC and certain other parties thereto	Filed as Exhibit 10.5 to Form 10-12B/A (File No. 001-38147) filed on October 27, 2017
10.15	Coal Lease Agreement dated as of March 31, 1992, among Allegheny Land Company, as lessee, and UAC and Phoenix Coal Corporation, as lessors, and related guarantee	Filed by Ashland Coal, Inc. on Form 8-K on April 6, 1992
10.16	Federal Coal Lease dated as of January 24, 1996 between the U.S. Department of the Interior and the Thunder Basin Coal Company	Filed as Exhibit 10.20 to Arch Resources’ Form 10-K (File No. 001-13105) for the year ended December 31, 1998 filed on March 2, 1999
10.17	Federal Coal Lease dated as of November 1, 1967 between the U.S. Department of the Interior and the Thunder Basin Coal Company	Filed as Exhibit 10.21 to Arch Resources’ Form 10-K (File No. 001-13105) for the year ended December 31, 1998 filed on March 2, 1999
10.18	Federal Coal Lease effective as of June 9, 1995 between the U.S. Department of the Interior and Mountain Coal Company	Filed as Exhibit 10.22 to Arch Resources’ Form 10-K (File No. 001-13105) for the year ended December 31, 1998 filed on March 2, 1999

Exhibits	Description	Method of Filing
10.19	Federal Coal Lease dated as of January 1, 1999 between the U.S. Department of the Interior and Ark Land Company	Filed as Exhibit 10.23 to Arch Resources’ Form 10-K (File No. 001-13105) for the year ended December 31, 1998 filed on March 2, 1999
10.20	Federal Coal Lease effective as of March 1, 2005 by and between the United States of America and Ark Land LT, Inc. covering the tract of land known as “Little Thunder” in Campbell County, Wyoming	Filed as Exhibit 99.1 to Arch Resources’ Form 8-K (File No. 001-13105) filed on February 10, 2005
10.21	Modified Coal Lease (WYW71692) executed January 1, 2003 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Rochelle” in Campbell County, Wyoming	Filed as Exhibit 10.24 to Arch Resources’ Form 10-K (File No. 001-13105) for the year ended December 31, 2004 filed on March 11, 2005
10.22	Coal Lease (WYW127221) executed January 1, 1998 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Roundup” in Campbell County, Wyoming	Filed as Exhibit 10.25 to Arch Resources’ Form 10-K (File No. 001-13105) for the year ended December 31, 2004 filed on March 11, 2005
10.23	CONSOL Energy Inc. Deferred Compensation Plan for Non-Employee Directors*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on November 1, 2018
10.24	Employment Agreement of James A. Brock*	Filed as Exhibit 10.1 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.25	Change in Control Severance Agreement for Kurt Salvatori*	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.26	Change in Control Severance Agreement for John Rothka*	Filed as Exhibit 10.6 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.27	Form of Employment Agreement for Executive Officers of Arch and assumed by Core*	Filed as Exhibit 10.4 of Arch Resources’ Form 10-K (File No. 001-13105) for the year ended December 31, 2011 filed on February 29, 2012
10.28	Form Notice of Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.7 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.29	Form Notice of Performance-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.8 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.30	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Spin Recognition (Non-Employee Director)*	Filed as Exhibit 10.9 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.31	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Spin Recognition*	Filed as Exhibit 10.10 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.32	Form Notice of Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on May 8, 2019
10.33	Form Notice of Performance-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on May 8, 2019
10.34	Change in Control Severance Agreement for Miteshkumar Thakkar*	Filed as Exhibit 10.30 to Form 10-K (File No. 001-38147) filed on February 11, 2022
10.35	Form of Notice of Restricted Stock Unit Award Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on May 11, 2020
10.36	Form of Notice of Performance-Based Restricted Stock Unit Award Terms and Conditions for James A. Brock*#	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on May 11, 2020
10.37	Form of Notice of Performance-Based Cash Award*#	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on May 11, 2020
10.38	CONSOL Energy Inc. 2020 Amended and Restated Omnibus Performance Incentive Plan*	Filed as Exhibit 4.4 to Registration Statement on Form S-8 (file No. 333-238173) filed on May 11, 2020

Exhibits	Description	Method of Filing
10.39	Form of Notice of Restricted Stock Unit Award Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on August 10, 2020
10.40	Form Notice of Performance-based Cash Award and Terms and Conditions*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on May 4, 2021
10.41	Form Notice of Performance-based Market Share Unit Award and Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on May 4, 2021
10.42	Form of Notice of Restricted Stock Unit Award Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.1 to Form 10-Q (File No. 001-38147) filed on August 3, 2021
10.43	Amendment to CONSOL Energy Inc. 2020 Amended and Restated Omnibus Performance Incentive Plan, effective as of December 30, 2020 (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on December 31, 2020)	Filed as Exhibit 4.5 to Form S-8 (File No. 001-38147) filed on December 31, 2020
10.44	First Amendment to Employment Agreement of James A. Brock*	Filed as Exhibit 10.45 to Form 10-K (File No. 001-38147) filed on February 12, 2021
10.45	Second Amendment to Employment Agreement of James A. Brock*	Filed as Exhibit 10.44 to Form 10-K (File No. 001-38147) filed on February 11, 2022
10.46	Form of Notice of Restricted Stock Unit Award Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on August 4, 2022
10.47	Form Notice of Performance Based Cash Award and Terms and Conditions*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on May 3, 2022
10.48	Form Notice of Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on May 3, 2022
10.49	2022 Executive Short-Term Incentive Program Terms and Conditions*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on May 3, 2022
10.50	Third Amendment to Employment Agreement of James A. Brock*	Filed as Exhibit 10.52 to Form 10-K (File No. 001-38147) filed on February 10, 2023
10.51	Change in Control Severance Agreement for Miteshkumar Thakkar*	Filed as Exhibit 10.53 to Form 10-K (File No. 001-38147) filed on February 10, 2023
10.52	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on August 8, 2023
10.53	Form Notice of Performance-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on August 8, 2023
10.54	Form Notice of Service-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on August 8, 2023
10.55	2023 Executive Short-Term Incentive Program Terms and Conditions*	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on August 8, 2023
10.56	Form Notice of Performance-based Restricted Stock Unit Award Terms and Conditions*	Filed as Exhibit 10.1 to Form 10-Q (File No. 001-38147) filed on May 7, 2024
10.57	Form Notice of Service-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on May 7, 2024
10.58	2024 Executive Short-Term Incentive Program Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on May 7, 2024
10.59	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.1 to Form 10-Q (File No. 001-38147) filed on August 8, 2024
10.60	Waiver, Acknowledgement and Amendment, dated August 20, 2024, by and between CONSOL Energy Inc. and James A. Brock	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on August 21, 2024
10.61	Form of Indemnification and Advancement Agreement*	Filed as Exhibit 10.3 to Form 8-K (File No. 001-38147) filed on January 15, 2025
10.62	Form of Performance Restricted Stock Unit Award Agreement (Executive 2025 Annual Award)*	Filed as Exhibit 10.96 to Form 10-Q (File No. 001-38147) filed on May 8, 2025

Exhibits	Description	Method of Filing
10.63	Form of Restricted Stock Unit Award Agreement (Executive 2025 Annual Award)*	Filed as Exhibit 10.97 to Form 10-Q (File No. 001-38147) filed on May 8, 2025
10.64	Form of Performance Restricted Stock Unit Award Agreement (Executive Start-Up Grant)*	Filed as Exhibit 10.98 to Form 10-Q (File No. 001-38147) filed on May 8, 2025
10.65	Form of Restricted Stock Unit Award Agreement (Executive Start-Up Grant)*	Filed as Exhibit 10.99 to Form 10-Q (File No. 001-38147) filed on May 8, 2025
10.66	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors 2025 Annual Award and Start-Up Grant)*	Filed as Exhibit 10.100 to Form 10-Q (File No. 001-38147) filed on May 8, 2025
10.67	Receivables Financing Agreement, dated as of July 28, 2025, by and among Core Receivable Company, LLC, as borrower, Core Sales, LLC, as the initial servicer, PNC, as administrative agent and LC bank, PNC CM, as structuring agent, and the lenders from time to time party thereto#^	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on July 31, 2025
10.68	Third Amended and Restated Sale and Contribution Agreement, dated as of July 28, 2025, by and among Core Receivable Company, LLC, Core Sales, LLC, as the initial servicer, and Arch as transferor#	Filed as Exhibit 10.2 to Form 8-K (File No. 001-38147) filed on July 31, 2025
10.69	Third Amended and Restated Purchase and Sale Agreement, dated as of July 28, 2025, by and among Arch, as buyer, Core Sales, LLC, as the initial servicer, and the originators party thereto#	Filed as Exhibit 10.3 to Form 8-K (File No. 001-38147) filed on July 31, 2025
10.70	Fifth Amended and Restated Performance Guaranty, dated as of July 28, 2025, by Core in favor of PNC for the benefit of the secured parties under the Receivables Financing Agreement#	Filed as Exhibit 10.4 to Form 8-K (File No. 001-38147) filed on July 31, 2025
10.71	Separation and Release Agreement, by and between the Company and Paul Lang*	Filed as Exhibit 10.75 to Form 10-Q (File No. 001-38147) filed on November 6, 2025
10.72	Form of Core Natural Resources, Inc. Severance Agreement*	Filed as Exhibit 10.72 to Form 10-K (File No. 001-38147) filed on February 17, 2026
10.73	Form of Performance Restricted Stock Unit Award Agreement (Executive 2026 Annual Award)*	Filed herewith
10.74	Form of Restricted Stock Unit Award Agreement (Executive 2026 Annual Award)*	Filed herewith
10.75	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors 2026 Annual Award)*	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
95	Mine Safety and Health Administration Safety Data	Filed herewith
101	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2026, furnished in Inline XBRL)	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith
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
^ Portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K because they are both (i) not material and (ii) contain the type of information that the Company customarily and actually treats as private or confidential. Such omitted information is indicated by brackets “[**]” in this exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE NATURAL RESOURCES, INC.

May 7, 2026	By:	/s/ JAMES A. BROCK
James A. Brock
Chair and Chief Executive Officer (Principal Executive Officer)

May 7, 2026	By:	/s/ MITESHKUMAR B. THAKKAR
Miteshkumar B. Thakkar
President and Chief Financial Officer (Principal Financial Officer)

May 7, 2026	By:	/s/ JOHN M. ROTHKA
John M. Rothka
Chief Accounting Officer (Principal Accounting Officer)