Form 10-Q
period 2026-06-30
Core Natural Resources, Inc.
filed 2026-08-06
CIK 1710366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number: 001-38147

Core Natural Resources, Inc.
(Exact name of registrant as specified in its charter)

Delaware	82-1954058
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
275 Technology Drive, Suite 101
Canonsburg, PA 15317-9565
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code: (724) 416-8300
Former name, former address and former fiscal year, if changed since last report: Not Applicable
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Core Natural Resources, Inc. had 49,636,257 shares of common stock, $0.01 par value, outstanding at July 31, 2026.

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
•“Beckley” refers to the Company’s low-vol metallurgical coal mining complex located in Raleigh County, West Virginia;
•“Black Thunder” refers to one of the Company’s sub-bituminous thermal coal surface mining complexes located in Campbell County, Wyoming;
•“Coal Creek” refers to one of the Company’s sub-bituminous thermal coal surface mining complexes located in Campbell County, Wyoming;
•“Core Marine Terminal” refers to the Company’s terminal operations located in the Port of Baltimore, Maryland;
•“Dominion Terminal” refers to the Company’s terminal operations located in Newport News, Virginia operated by DTA;
•“DTA” refers to Dominion Terminal Associates LLP, a limited liability partnership, in which the Company owns a 35% interest;
•“former parent” refers to CNX Resources Corporation and its consolidated subsidiaries;
•“Itmann” refers to the Company’s low-vol metallurgical coal mining complex located in Wyoming County, West Virginia;
•“Leer” refers to the Company’s high-vol metallurgical coal mining complex located in Taylor County, West Virginia;
•“Leer South” refers to the Company’s high-vol metallurgical coal mining complex located in Barbour County, West Virginia;
•“Merger” refers to the Company’s all-stock merger of equals transaction with Arch that closed on January 14, 2025;
•“Merger Agreement” refers to the Agreement and Plan of Merger, dated as of August 20, 2024, by and among the Company, Merger Sub and Arch;
•“Mountain Laurel” refers to the Company’s high-vol metallurgical coal mining complex located in Logan County and Boone County, West Virginia;
•“Pennsylvania Mining Complex” or “PAMC” refers to the Company’s Bailey, Enlow Fork and Harvey high calorific value thermal coal mines, and the Central Preparation Plant serving those mines, located in southwestern Pennsylvania and northern West Virginia; and
•“West Elk” refers to the Company’s high calorific value thermal coal mining complex located in Gunnison County, Colorado.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CORE NATURAL RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$1,141,014	$1,102,361	$2,225,292	$2,119,767

Costs and Expenses:
Cost of Sales (exclusive of items shown separately below)	888,989	912,574	1,768,174	1,782,870
Depreciation, Depletion and Amortization	166,762	169,263	313,057	290,819
General and Administrative Costs	26,669	34,829	62,748	124,152
Other Operating Income and Expense, net	(97,164)	4,948	(107,159)	(4,911)
	985,256	1,121,614	2,036,820	2,192,930

Income (Loss) from Operations	155,758	(19,253)	188,472	(73,163)

Interest Expense	(11,640)	(10,051)	(22,832)	(18,070)
Interest Income	4,511	6,401	9,259	12,719
Loss on Debt Extinguishment	—	—	—	(11,680)
Non-Service Related Pension and Postretirement Benefit Costs	(5,659)	(6,537)	(11,312)	(12,739)

Earnings (Loss) Before Income Tax	142,970	(29,440)	163,587	(102,933)
Income Tax Expense	16,503	7,116	16,076	2,900
Net Income (Loss)	$126,467	$(36,556)	$147,511	$(105,833)

Earnings (Loss) per Share:
Basic Earnings (Loss) per Share	$2.51	$(0.70)	$2.91	$(2.06)
Diluted Earnings (Loss) per Share	$2.51	$(0.70)	$2.91	$(2.06)

Dividends Declared per Common Share	$0.10	$0.10	$0.20	$0.20
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORE NATURAL RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Income (Loss)	$126,467	$(36,556)	$147,511	$(105,833)

Other Comprehensive Income:
Actuarially Determined Long-Term Liability Adjustments (Net of Tax: ($191), ($109), ($382), ($218))	651	378	1,303	756
Unrealized Gain on Investments in Available-for-Sale Securities (Net of Tax: ($339), ($119), ($293), ($47))	1,157	464	1,000	163
Other Comprehensive Income	1,808	842	2,303	919

Comprehensive Income (Loss)	$128,275	$(35,714)	$149,814	$(104,914)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORE NATURAL RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	(Unaudited)
	June 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and Cash Equivalents	$473,204	$432,174
Accounts and Notes Receivable:
Trade Receivables, net	355,337	349,233
Other Receivables, net	85,192	53,928
Inventories	381,187	374,759
Other Current Assets	79,751	130,128
Total Current Assets	1,374,671	1,340,222
Total Property, Plant and Equipment—Net	4,352,248	4,386,882
Other Assets:
Funds for Asset Retirement Obligations	152,601	148,874
Pension Benefits	53,049	49,618
Other Noncurrent Assets, net	189,784	204,457
Total Other Assets	395,434	402,949
Total Assets	$6,122,353	$6,130,053
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORE NATURAL RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in thousands, except share and per share data)

	(Unaudited)
	June 30, 2026	December 31, 2025
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$328,658	$335,623
Current Portion of Long-Term Debt	42,468	98,328
Other Accrued Liabilities	381,918	404,338
Total Current Liabilities	753,044	838,289
Long-Term Liabilities:
Long-Term Debt	405,181	354,160
Postretirement Benefits Other Than Pensions	185,359	186,843
Pneumoconiosis Benefits	256,846	261,201
Asset Retirement Obligations	483,447	496,002
Workers’ Compensation	71,273	70,457
Pension Benefits	20,886	21,111
Deferred Income Taxes	146,839	130,113
Other Noncurrent Liabilities	80,601	93,643
Total Long-Term Liabilities	1,650,432	1,613,530
Total Liabilities	2,403,476	2,451,819
Commitments and Contingent Liabilities (Note 14)
Stockholders' Equity:
Common Stock, $0.01 Par Value; 125,000,000 Shares Authorized, 49,849,902 Shares Issued and Outstanding at June 30, 2026; 50,975,185 Shares Issued and Outstanding at December 31, 2025	498	510
Capital in Excess of Par Value	2,967,266	2,982,077
Retained Earnings	871,639	818,476
Accumulated Other Comprehensive Loss	(120,526)	(122,829)
Total Stockholders’ Equity	3,718,877	3,678,234
Total Liabilities and Stockholders’ Equity	$6,122,353	$6,130,053
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORE NATURAL RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands, except share and per share data)
(Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
December 31, 2025	$510	$2,982,077	$818,476	$(122,829)	$3,678,234
Net Income	—	—	21,044	—	21,044
Actuarially Determined Long-Term Liability Adjustments (Net of ($191) Tax)	—	—	—	652	652
Investments in Available-for-Sale Securities (Net of $46 Tax)	—	—	—	(157)	(157)
Comprehensive Income	—	—	21,044	495	21,539
Issuance of Common Stock	1	(1)	—	—	—
Repurchases of Common Stock (464,600 Shares)	(5)	(8,538)	(33,380)	—	(41,923)
Excise Tax on Repurchases of Common Stock	—	—	(366)	—	(366)
Employee Stock-Based Compensation	—	6,176	—	—	6,176
Shares Withheld for Taxes	—	(1,646)	—	—	(1,646)
Dividends on Common Shares ($0.10 per share)	—	—	(5,083)	—	(5,083)
Dividend Equivalents Earned on Stock-Based Compensation Awards	—	—	(39)	—	(39)
March 31, 2026	$506	$2,978,068	$800,652	$(122,334)	$3,656,892
Net Income	—	—	126,467	—	126,467
Actuarially Determined Long-Term Liability Adjustments (Net of ($191) Tax)	—	—	—	651	651
Investments in Available-for-Sale Securities (Net of ($339) Tax)	—	—	—	1,157	1,157
Comprehensive Income	—	—	126,467	1,808	128,275
Repurchases of Common Stock (719,904 Shares)	(8)	(13,229)	(49,783)	—	(63,020)
Excise Tax on Repurchases of Common Stock	—	—	(630)	—	(630)
Employee Stock-Based Compensation	—	2,459	—	—	2,459
Shares Withheld for Taxes	—	(32)	—	—	(32)
Dividends on Common Shares ($0.10 per share)	—	—	(5,021)	—	(5,021)
Dividend Equivalents Earned on Stock-Based Compensation Awards	—	—	(46)	—	(46)
June 30, 2026	$498	$2,967,266	$871,639	$(120,526)	$3,718,877

CORE NATURAL RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
(Dollars in thousands, except share and per share data)
(Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
December 31, 2024	$294	$540,412	$1,162,114	$(134,573)	$1,568,247
Net Loss	—	—	(69,277)	—	(69,277)
Actuarially Determined Long-Term Liability Adjustments (Net of ($109) Tax)	—	—	—	378	378
Investments in Available-for-Sale Securities (Net of $72 Tax)	—	—	—	(301)	(301)
Comprehensive (Loss) Income	—	—	(69,277)	77	(69,200)
Issuance of Common Stock	3	(3)	—	—	—
Merger with Arch	243	2,481,125	—	—	2,481,368
Repurchases of Common Stock (1,377,294 Shares)	(14)	(25,296)	(75,949)	—	(101,259)
Employee Stock-Based Compensation	—	36,094	—	—	36,094
Shares Withheld for Taxes	—	(14,068)	—	—	(14,068)
Dividends on Common Shares ($0.10 per share)	—	—	(5,364)	—	(5,364)
Dividend Equivalents Earned on Stock-Based Compensation Awards	—	—	(44)	—	(44)
March 31, 2025	$526	$3,018,264	$1,011,480	$(134,496)	$3,895,774
Net Loss	—	—	(36,556)	—	(36,556)
Actuarially Determined Long-Term Liability Adjustments (Net of ($109) Tax)	—	—	—	378	378
Investments in Available-for-Sale Securities (Net of ($119) Tax)	—	—	—	464	464
Comprehensive (Loss) Income	—	—	(36,556)	842	(35,714)
Repurchases of Common Stock (1,175,905 Shares)	(11)	(21,597)	(60,285)	—	(81,893)
Excise Tax on Repurchases of Common Stock	—	—	(1,245)	—	(1,245)
Employee Stock-Based Compensation	—	(4,067)	—	—	(4,067)
Dividends on Common Shares ($0.10 per share)	—	—	(5,223)	—	(5,223)
Dividend Equivalents Earned on Stock-Based Compensation Awards	—	—	(46)	—	(46)
June 30, 2025	$515	$2,992,600	$908,125	$(133,654)	$3,767,586
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORE NATURAL RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net Income (Loss)	$147,511	$(105,833)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	313,057	290,819
Gain on Sale of Assets	(5,941)	(5,968)
Stock-Based Compensation	8,635	32,027
Loss on Debt Extinguishment	—	11,680
Deferred Income Taxes	16,726	3,137
Loss from Equity Method Investments	8,985	8,034
Other Adjustments to Net Income (Loss)	2,963	1,915
Changes in Operating Assets:
Accounts and Notes Receivable	(36,544)	(4,254)
Inventories	(5,370)	26,323
Other Current Assets	5,885	(18,360)
Changes in Other Assets	1,856	22,654
Changes in Operating Liabilities:
Accounts Payable	(11,461)	(78,411)
Other Operating Liabilities	(26,829)	(25,631)
Payments on Asset Retirement Obligations	(19,995)	(14,808)
Changes in Other Liabilities	(29,631)	(32,801)
Net Cash Provided by Operating Activities	369,847	110,523
Cash Flows from Investing Activities:
Capital Expenditures	(174,998)	(154,007)
Proceeds from Sales of Assets	9,386	6,219
Proceeds from Sales of Short-Term Investments	—	80,165
Purchases of Short-Term Investments	(813)	(4,802)
Net Cash and Restricted Cash Acquired from Merger	—	368,726
Purchase of Arch Tax-Exempt Bonds	—	(98,225)
Investments in DTA	(10,300)	(10,640)
Other Investing Activity	(10,514)	(4,647)
Net Cash (Used in) Provided by Investing Activities	(187,239)	182,789
Cash Flows from Financing Activities:
Payments on Finance Lease Obligations	(16,346)	(5,628)
Proceeds from Long-Term Debt Issuance	—	114,439
Payments on Other Debt	(3,646)	(11,223)
Shares Withheld for Taxes	(1,678)	(14,068)
Repurchases of Common Stock	(104,943)	(183,152)
Debt-Related Financing Fees	—	(17,470)
Payments of Excise Tax on Share Repurchases	(1,977)	(934)
Dividends and Dividend Equivalents Paid	(10,133)	(15,918)
Net Cash Used in Financing Activities	(138,723)	(133,954)
Net Increase in Cash, Cash Equivalents and Restricted Cash	43,885	159,358
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	601,162	447,542
Cash, Cash Equivalents and Restricted Cash at End of Period	$645,047	$606,900

Non-Cash Investing and Financing Activities:
Equipment Financing	$14,270	$66,147
Equity Issued as Consideration for Merger	$—	$2,481,368
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORE NATURAL RESOURCES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—BASIS OF PRESENTATION:
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for future periods.
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

The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings (loss) per share because their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Anti-Dilutive Restricted Stock Units	—	111,540	—	79,291
Anti-Dilutive Performance Share Units	10,013	10,478	—	7,072
	10,013	122,018	—	86,363
The computations for basic and diluted earnings (loss) per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net Income (Loss)	$126,467	$(36,556)	$147,511	$(105,833)

Denominator:
Weighted-Average Shares of Common Stock Outstanding	50,426,638	52,382,004	50,713,643	51,332,367
Effect of Dilutive Shares	41,515	—	50,138	—
Weighted-Average Diluted Shares of Common Stock Outstanding	50,468,153	52,382,004	50,763,781	51,332,367

Earnings (Loss) per Share:
Basic	$2.51	$(0.70)	$2.91	$(2.06)
Diluted	$2.51	$(0.70)	$2.91	$(2.06)
As of June 30, 2026, the Company had 500,000 shares of preferred stock authorized, none of which were issued or outstanding.
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
The fair value of acquired property, plant and equipment, which primarily includes mineral reserves and real and personal property, was measured using a combination of cost and income approaches based on inputs that were not observable in the market and, as such, were Level 3 fair value measurements. Significant inputs used in the income approach included estimates of forecasted cash flows, which were impacted by estimates of realized coal prices in the determination of forecasted revenue, estimates of forecasted operating and capital expenditures, and others. Significant inputs used in the cost approach included, but were not limited to, the replacement costs for similar assets, relative age of the assets, and any potential economic or functional obsolescence associated with the assets. The application of purchase accounting resulted in fair value adjustments of approximately $1.4 billion.
As part of the purchase price allocation, the Company identified certain intangible assets and liabilities related to contracts for which the contractual terms were identified as being favorable or unfavorable in relation to then current market terms. The gross fair values of the identified intangible assets and liabilities were approximately $84 million and $37 million, which were included in Other Noncurrent Assets, net and Other Noncurrent Liabilities, respectively. The fair values of the identified intangible assets and liabilities were determined using the income approach based on inputs that were not observable in the market and, as such, were Level 3 fair value measurements. Significant inputs to the valuation of the identified intangible assets and liabilities included future revenue estimates, future cost assumptions, estimated contract renewals, a discount rate assumption and an estimated required rate of return on the assets, among others. The identified intangible assets and liabilities are being amortized over each contractual term, which as of the Merger date ranged from one to five years, or a weighted-average period of 1.6 years. Amortization expense was approximately $2 million and $11 million for the three months ended June 30, 2026 and 2025, respectively, and $4 million and $15 million for the six months ended June 30, 2026 and 2025, respectively. The Company expects to recognize remaining amortization expense of approximately 8% of the total contract value in 2026, 16% in 2027 and the remaining 2% in 2028 and 2029.
The table below summarizes the Company’s results as though the Merger had been consummated on January 1, 2024:

Six Months Ended June 30, 2025

Revenues (a)	$2,170,474
Net Loss (a)	$(87,372)
(a) Pro forma information has not been provided for the three months ended June 30, 2025 since Arch was fully consolidated for the entire period. Pro forma information for the six months ended June 30, 2025 includes Arch’s historical results for the January 1, 2025 through January 13, 2025 period prior to the Merger excluding Merger-related costs.
The unaudited pro forma information is based on historical information and is adjusted for depreciation, depletion and amortization related to the fair value adjustments of property, plant and equipment and intangible assets (as discussed above), assuming the fair value adjustments had been applied from January 1, 2024. To give effect to the Merger as if it closed on January 1, 2024, the unaudited pro forma financial information for the six months ended June 30, 2025 excludes $37,692 of non-recurring pro forma adjustments (before tax) directly attributable to the Merger, which primarily comprised $35,133 of Merger-related costs incurred by the Company subsequent to the closing of the Merger and $2,559 of non-recurring expense related to the fair value adjustment to inventory. The Merger-related costs and non-recurring expense related to the fair value adjustment to inventory incurred subsequent to the closing of the Merger are included in General and Administrative Costs and Cost of Sales, respectively, in the Condensed Consolidated Statement of Income (Loss) for the six months ended June 30, 2025. Pro forma adjustments were tax-effected at the statutory tax rate of 21% for purposes of calculating net loss in the table above.
The pro forma information does not include any anticipated cost savings or other effects of the Merger. Accordingly, the unaudited pro forma information does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations.
NOTE 3—REVENUE FROM CONTRACTS WITH CUSTOMERS:
The following tables disaggregate the Company’s revenue from contracts with customers by product type and market:

	Three Months Ended June 30, 2026
	Domestic	Export	Total
Power Generation	$324,515	$76,527	$401,042
Industrial	26,535	340,185	366,720
Metallurgical	38,861	320,056	358,917
Total Coal Revenue	389,911	736,768	1,126,679
Third-Party Terminal Revenue			9,942
Other Revenue			4,393
Total Revenue from Contracts with Customers			$1,141,014

	Three Months Ended June 30, 2025
	Domestic	Export	Total
Power Generation	$414,634	$60,978	$475,612
Industrial	40,671	232,874	273,545
Metallurgical	44,054	300,155	344,209
Total Coal Revenue	499,359	594,007	1,093,366
Third-Party Terminal Revenue			4,540
Other Revenue			4,455
Total Revenue from Contracts with Customers			$1,102,361

	Six Months Ended June 30, 2026
	Domestic	Export	Total
Power Generation	$702,435	$146,076	$848,511
Industrial	51,715	592,485	644,200
Metallurgical	78,272	626,043	704,315
Total Coal Revenue	832,422	1,364,604	2,197,026
Third-Party Terminal Revenue			18,444
Other Revenue			9,822
Total Revenue from Contracts with Customers			$2,225,292

	Six Months Ended June 30, 2025
	Domestic	Export	Total
Power Generation	$756,443	$153,897	$910,340
Industrial	66,170	409,440	475,610
Metallurgical	67,558	649,113	716,671
Total Coal Revenue	890,171	1,212,450	2,102,621
Third-Party Terminal Revenue			9,496
Other Revenue			7,650
Total Revenue from Contracts with Customers			$2,119,767
Outstanding Performance Obligations
As of June 30, 2026, the Company had outstanding performance obligations to deliver coal related to contracts with customers. For contracts in which volumes and prices per ton were fixed or reasonably estimable, future estimated revenue totaled approximately $3.6 billion. The Company expects to satisfy approximately 30% of the committed tons in 2026, 37% in 2027 and the remainder thereafter. Actual revenue recognized related to these contracts may differ materially due to price adjustments for coal quality and cost escalations, volume optionality provisions or other contractual terms. Revenue associated with contracts containing variable-based pricing mechanisms has been excluded from the figures above as it cannot be reasonably estimated.

NOTE 4—COMPONENTS OF PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS NET PERIODIC BENEFIT COSTS:
The components of Net Periodic Benefit Cost were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025	2026	2025	2026	2025
Service Cost	$300	$275	$600	$550	$28	$38	$57	$70
Interest Cost	5,729	6,343	11,459	12,685	2,347	2,987	4,694	5,892
Expected Return on Plan Assets	(7,479)	(7,565)	(14,958)	(15,130)	—	—	—	—
Amortization of Prior Service Credits	—	—	—	—	(602)	(601)	(1,203)	(1,202)
Recognized Net Actuarial Loss (Gain)	2,467	2,158	4,935	4,316	(1,019)	(685)	(2,039)	(1,369)
Net Periodic Benefit Cost	$1,017	$1,211	$2,036	$2,421	$754	$1,739	$1,509	$3,391
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
NOTE 5—COMPONENTS OF COAL WORKERS' PNEUMOCONIOSIS (CWP) AND WORKERS' COMPENSATION NET PERIODIC BENEFIT COSTS:
The components of Net Periodic Benefit Cost were as follows:

	CWP				Workers' Compensation
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025	2026	2025	2026	2025
Service Cost	$1,691	$1,990	$3,381	$3,806	$3,195	$1,728	$6,390	$3,456
Interest Cost	3,381	3,670	6,763	7,089	501	555	1,002	1,110
Recognized Net Actuarial Loss (Gain)	318	43	635	85	(356)	(460)	(712)	(920)
State Administrative Fees and Insurance Bond Premiums	—	—	—	—	795	740	1,561	1,130
Net Periodic Benefit Cost	$5,390	$5,703	$10,779	$10,980	$4,135	$2,563	$8,241	$4,776
Insured Workers’ Compensation Fees and Assessments					518	1,634	1,037	2,980
Total Workers’ Compensation Expense					$4,653	$4,197	$9,278	$7,756
Service costs, state administrative fees and insurance bond premiums and insured workers’ compensation fees and assessments related to CWP and workers’ compensation are reflected in Cost of Sales in the Condensed Consolidated Statements of Income (Loss). All other expenses related to CWP and workers’ compensation are reflected in Non-Service Related Pension and Postretirement Benefit Costs in the Condensed Consolidated Statements of Income (Loss). Amounts reclassified out of accumulated other comprehensive (loss) income are reflected in Non-Service Related Pension and Postretirement Benefit Costs in the Condensed Consolidated Statements of Income (Loss).

NOTE 6—INCOME TAXES:
The income tax expense for the three and six months ended June 30, 2026 of $16,503 and $16,076, respectively, or effective tax rates of 11.5% and 9.8% of earnings before income tax, respectively, was based on the Company’s annual estimated income tax rate adjusted for discrete items. The effective tax rates for the three and six months ended June 30, 2026 differed from the U.S. federal statutory rate of 21% primarily due to tax benefits for excess percentage depletion and Section 45X Advanced Manufacturing Production Credits.
The income tax expense for the three and six months ended June 30, 2025 of $7,116 and $2,900, respectively, or effective tax rates of (24.2%) and (2.8%) of loss before income tax, respectively, was based on the Company’s annual estimated income tax rate adjusted for discrete items. The effective tax rates for the three and six months ended June 30, 2025 differed from the U.S. federal statutory rate of 21% primarily due to the tax benefit for excess percentage depletion. The tax provision also included discrete tax adjustments primarily related to transaction costs and equity compensation.
NOTE 7—CASH, CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS:
The following table disaggregates the Company’s cash, cash equivalents and restricted cash, which reconciles to the total shown on the Condensed Consolidated Statements of Cash Flows:

	June 30,
	2026	2025
Cash and Cash Equivalents	$473,204	$413,175
Restricted Cash—Current (a)	37,896	40,698
Restricted Cash—Noncurrent (a)	133,947	153,027
Cash, Cash Equivalents and Restricted Cash	$645,047	$606,900
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
The Company has invested in marketable debt securities, primarily comprising highly liquid U.S. Treasury securities. These investments are held in the custody of financial institutions. The securities outstanding are classified as available-for-sale securities, mature within 12 months of the acquisition date and are classified as current assets accordingly.
The Company's investments in available-for-sale securities were as follows:

	June 30, 2026
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized
			Gains	Losses	Fair Value
U.S. Treasury Securities	$819	$—	$—	$(2)	$817
Available-for-sale investments are reported at fair value in Other Current Assets in the accompanying Condensed Consolidated Balance Sheet, and any unrealized gains or losses are recognized in Accumulated Other Comprehensive Loss. Any unrealized gains or losses in the Company's portfolio are a result of normal market fluctuations. Interest and dividends are included in net income (loss) when earned.
NOTE 8—CREDIT LOSSES:
Trade receivables are recorded at the invoiced amount. Credit is extended based on the Company’s assessment of several factors, including, but not limited to, a customer’s financial condition and ability to perform its obligations. Trade receivable balances are monitored against approved credit terms. Credit terms are reviewed and adjusted as considered necessary based on changes to a customer’s credit profile. If a customer’s credit deteriorates, the Company may reduce credit risk exposure by reducing credit terms, obtaining letters of credit, obtaining credit insurance or requiring pre-

payment for shipments. Other non-trade contractual arrangements consist primarily of overriding royalty agreements and other financial arrangements between the Company and various counterparties.
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
The following table provides a reconciliation of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable and other non-trade contractual arrangements to present the net amount expected to be collected:

	Trade Receivables	Other Non-Trade Contractual Arrangements
Beginning Balance, December 31, 2025	$645	$6,753
Provision for Expected Credit Losses	3,147	34
Ending Balance, June 30, 2026	$3,792	$6,787
NOTE 9—INVENTORIES:
Inventories consisted of the following:

	June 30, 2026	December 31, 2025
Coal	$157,643	$148,891
Supplies	223,544	225,868
Total Inventories	$381,187	$374,759
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
At June 30, 2026, the Company’s eligible accounts receivable yielded $209,823 of borrowing capacity. At June 30, 2026, the facility had no outstanding borrowings and $158,282 of letters of credit outstanding, leaving $51,541 of unused borrowing capacity. At December 31, 2025, the Company’s eligible accounts receivable yielded $185,122 of borrowing capacity. At December 31, 2025, the facility had no outstanding borrowings and $158,282 of letters of credit outstanding, leaving $26,840 of unused borrowing capacity. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.
NOTE 11—PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment consisted of the following:

	June 30, 2026	December 31, 2025
Plant and Equipment	$5,065,060	$4,876,926
Coal Properties and Surface Lands	2,244,180	2,241,915
Mine Development	690,349	690,845
Airshafts	629,835	591,146
Advance Mining Royalties	331,319	329,970
Total Property, Plant and Equipment	8,960,743	8,730,802
Less: Accumulated Depreciation, Depletion and Amortization	4,608,495	4,343,920
Total Property, Plant and Equipment—Net	$4,352,248	$4,386,882
As of June 30, 2026 and December 31, 2025, property, plant and equipment included gross assets under finance leases of $156,689 and $71,462, respectively. Accumulated amortization for finance leases was $32,549 and $15,230 at June 30, 2026 and December 31, 2025, respectively. Amortization expense for assets under finance leases was $12,169 and $2,882 for the three months ended June 30, 2026 and 2025, respectively, and $18,067 and $5,957 for the six months ended June 30, 2026 and 2025, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying Condensed Consolidated Statements of Income (Loss).

NOTE 12—OTHER ACCRUED LIABILITIES:
Other accrued liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Subsidence Liability	$109,803	$113,352
Accrued Compensation and Benefits	60,927	73,783
Accrued Other Taxes	42,273	53,038
Other	69,111	63,951
Current Portion of Long-Term Liabilities:
Asset Retirement Obligations	38,738	38,738
Pneumoconiosis Benefits	24,104	24,539
Workers' Compensation	18,484	18,241
Postretirement Benefits Other than Pensions	18,478	18,696
Total Other Accrued Liabilities	$381,918	$404,338
NOTE 13—LONG-TERM DEBT:
Long-term debt consisted of the following:

	June 30, 2026	December 31, 2025
Finance Lease Obligations (6.92% and 6.60% Weighted-Average Interest Rates)	$127,509	$57,666
WVEDA Solid Waste Disposal Facility Revenue Bonds at 5.45%	106,355	106,355
MEDCO Port Facilities Refunding Revenue Bonds at 5.00%	102,865	102,865
PEDFA Solid Waste Disposal Facility Revenue Bonds at 5.45%	97,560	97,560
Advance Royalty Commitments (8.04% Weighted-Average Interest Rates)	11,407	11,407
Equipment Financing (6.84% and 7.55% Weighted-Average Interest Rates)	7,779	79,665
Other Debt Arrangements	359	3,509
Less: Unamortized Debt Issuance Costs	(6,185)	(6,539)
	447,649	452,488
Less: Current Portion of Long-Term Debt	(42,468)	(98,328)
Long-Term Debt	$405,181	$354,160
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
The Revolving Credit Facility contains a number of customary affirmative covenants and a number of negative covenants, including (subject to certain exceptions) limitations on (among other things): indebtedness, liens, investments, acquisitions, dispositions, restricted payments and prepayments of junior indebtedness. The Revolving Credit Facility also includes financial covenants relating to (i) a maximum first lien gross leverage ratio, (ii) a maximum total net leverage ratio, and (iii) a minimum interest coverage ratio. The maximum first lien gross leverage ratio is calculated as the ratio of Consolidated First Lien Debt to Consolidated EBITDA. Consolidated EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, extraordinary gains and losses, gains and losses on discontinued operations and gains and losses on debt extinguishment. The maximum total net leverage ratio is calculated as the ratio of Consolidated Indebtedness, minus Cash on Hand, to Consolidated EBITDA. The minimum interest coverage ratio is calculated as the ratio of Consolidated EBITDA to Consolidated Cash Interest Expense. Consolidated Cash Interest Expense, as used in the covenant calculation, includes cash interest payments, net of any cash interest income. Under the Revolving Credit Facility, the maximum first lien gross leverage ratio shall be 1.50 to 1.00, the maximum total net leverage ratio shall be 2.50 to 1.00 and the minimum interest coverage ratio shall be 3.00 to 1.00.
The Company’s first lien gross leverage ratio was 0.19 to 1.00 at June 30, 2026. The Company’s total net leverage ratio was (0.05) to 1.00 at June 30, 2026. The Company’s interest coverage ratio was 32.65 to 1.00 at June 30, 2026. The Company was in compliance with all covenants under the Revolving Credit Facility as of June 30, 2026.
At June 30, 2026, the Revolving Credit Facility had no borrowings outstanding and $109,351 of letters of credit outstanding, leaving $490,649 of unused borrowing capacity. At December 31, 2025, the Revolving Credit Facility had no borrowings outstanding and $110,098 of letters of credit outstanding, leaving $489,902 of unused borrowing capacity. From time to time, the Company is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies’ statutes and regulations. The Company sometimes uses letters of credit to satisfy these requirements, and these letters of credit reduce the Company’s borrowing facility capacity.
The SPVs are not guarantors of the Revolving Credit Facility, and the SPVs hold the assets pledged to the lenders or sell the assets to the lenders in the securitization facility. The SPVs had total assets of $354,438 and $350,156, mainly comprising $351,761 and $347,093 trade receivables, net, at June 30, 2026 and December 31, 2025, respectively. Net income attributable to the SPVs was $1,549 and $1,734 for the three months ended June 30, 2026 and 2025, respectively, and $2,506 and $4,632 for the six months ended June 30, 2026 and 2025, respectively, which was primarily attributable to intercompany fees paid to purchase the receivables, which have been eliminated in the condensed consolidated financial statements contained within this Report. During the six months ended June 30, 2026 and 2025, there were no borrowings or payments under the accounts receivable securitization facilities. See Note 10—Accounts Receivable Securitization for additional information.
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
As a result of these transactions, a loss of $11,680 was incurred and is included in Loss on Debt Extinguishment on the Condensed Consolidated Statements of Income (Loss) for the six months ended June 30, 2025.
NOTE 14—COMMITMENTS AND CONTINGENT LIABILITIES:
The Company is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes and other claims and actions arising out of the normal course of business. The Company accrues the estimated loss for these lawsuits and claims when the loss is probable and reasonably estimable. The Company’s estimated accruals related to pending claims not discussed below, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of the Company as of June 30, 2026. It is possible that the aggregate loss in the future with respect to these lawsuits and claims could ultimately be material to the Company’s financial position, results of operations or cash flows; however, such amounts cannot be reasonably estimated. The amount claimed against the Company as of June 30, 2026 is disclosed below when an amount is expressly stated in the lawsuit or claim, which is not often the case.
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
Employee-related financial guarantees have primarily been provided to support the 1992 Benefit Plan and federal black lung and various state workers’ compensation self-insurance programs. Environmental financial guarantees have primarily been provided to support various performance bonds related to reclamation and other environmental issues. Other financial guarantees have been extended to support sales contracts, insurance policies, surety indemnity agreements, legal matters, full and timely payments of mining equipment leases, and various other items necessary in the normal course of business. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. Certain letters of credit included in the table below were issued against other commitments included in this table. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these commitments are recorded as liabilities in the financial statements. The Company’s management believes that these commitments will not have a material adverse effect on the Company’s financial condition. The following is a summary of the financial guarantees and letters of credit to certain third parties as of June 30, 2026:

	Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$120,969	$94,635	$26,334	$—	$—
Environmental	398	398	—	—	—
Other	146,266	145,720	546	—	—
Total Letters of Credit	$267,633	$240,753	$26,880	$—	$—
Surety Bonds:
Employee-Related	$115,070	$115,070	$—	$—	$—
Environmental	859,142	827,063	32,079	—	—
Other	88,283	86,844	1,439	—	—
Total Surety Bonds	$1,062,495	$1,028,977	$33,518	$—	$—
The Company regularly evaluates the likelihood of default for all guarantees based on an expected loss analysis and records the fair value, if any, of its guarantees as an obligation in the financial statements.
Business Interruption Insurance Recoveries
On March 26, 2024, a container ship struck a support column of the Francis Scott Key Bridge in Baltimore, Maryland causing it to collapse, which suspended vessel access to, and export capability from, the Core Marine Terminal, located in the Port of Baltimore. On May 20, 2024, a limited access channel in the Chesapeake Bay was opened to commercial vessel traffic; the permanent 700-foot wide, 50-foot deep channel was restored and opened on June 10, 2024. Total insurance recoveries related to the Francis Scott Key Bridge collapse business interruption insurance claim were $40,000, of which $6,135 and $997 were recorded in the six months ended June 30, 2026 and 2025, respectively, in Other Operating Income and Expense, net on the Condensed Consolidated Statements of Income (Loss).
On January 13, 2025, a combustion-related activity was reported at the Leer South mine, located in Barbour County, West Virginia, prompting the Company to temporarily seal the active longwall panel. Company personnel and regulatory officials re-entered the sealed area of the mine on June 10, 2025. However, on June 26, 2025, the operating team found it necessary to evacuate the mine again and begin restoring pumpable seals to the affected area in the wake of an increase in carbon monoxide levels. In December 2025, the Company recovered the major longwall mining equipment, repositioned it and resumed longwall operations. Following the repositioning, the Company permanently sealed the affected area. Total insurance recoveries related to the Leer South insurance claim were $154,500, of which $114,934 represented business interruption insurance recoveries that were recorded in the three and six months ended June 30, 2026 in Other Operating Income and Expense, net on the Condensed Consolidated Statements of Income (Loss).
NOTE 15—DERIVATIVES:
Diesel Price Risk Management Positions
The Company may sell or purchase forward contracts, swaps and options in the over-the-counter diesel market in order to manage its exposure to diesel prices. The Company has exposure to the risk of fluctuating diesel prices related to the amount of diesel fuel consumed during its operations. As of June 30, 2026 and December 31, 2025, the Company held diesel-related financial contracts to buy an aggregate notional volume of 1.2 million gallons and 3.6 million gallons, respectively, which will be settled throughout 2026.
The Company has master netting agreements with all of its counterparties that allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default or termination. Such netting arrangements reduce the Company's credit exposure related to these counterparties to the extent the Company has any liability to such counterparties. For classification purposes, the Company records the net fair value of all the positions with a given counterparty as a net asset or liability in the Condensed Consolidated Balance Sheets. At June 30, 2026 and December 31, 2025, the net fair value of derivatives was $1,114 and $345, respectively, which were included in Other Current Assets in the accompanying Condensed Consolidated Balance Sheets.
The Company did not apply cash flow hedge accounting treatment for its commodity derivative financial instruments; therefore, changes in fair value, including accruals for cash payments and unrealized and realized gains and losses, are reflected in current earnings. During the three and six months ended June 30, 2026, the Company recorded changes in fair value totaling net gains of $111 and $3,276, respectively, in Other Operating Income and Expense, net on the accompanying Condensed Consolidated Statements of Income (Loss).
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

The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at			Fair Value Measurements at
	June 30, 2026			December 31, 2025
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
U.S. Treasury Securities	$817	$—	$—	$—	$—	$—
Water Treatment Trust Funds (a)	$18,654	$—	$—	$17,289	$—	$—
Commodity Derivatives	$—	$1,114	$—	$—	$345	$—
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
The carrying amounts and fair values of financial instruments for which the fair value option was not elected were as follows:

	June 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt (Excluding Debt Issuance Costs)	$453,834	$476,241	$459,027	$474,976
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

Reportable segment results for the three months ended June 30, 2026 are:

	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Total
Revenues from External Customers	$612,122	$366,283	$148,274	$9,942
Intersegment Revenues	—	—	—	17,004
	612,122	366,283	148,274	26,946	$1,153,625
Reconciliation of Revenue:
Other Revenues (a)					4,393
Elimination of Intersegment Revenues					(17,004)
Total Consolidated Revenues					1,141,014
Less: (b)
Cash Costs of Revenue	325,138	223,236	151,678	9,176
Transportation Costs	122,379	68,808	2,393	—
Other Segment Items (c)	—	(125,427)	—	—
Adjusted EBITDA	$164,605	$199,666	$(5,797)	$17,770	$376,244

Reconciliation of Segment Profit or Loss Measure to Consolidated Earnings Before Income Tax:
Other Profit or Loss (a)					333
Depreciation, Depletion and Amortization					(166,762)
General and Administrative Costs					(26,669)
Interest Expense					(11,640)
Interest Income					4,511
Non-Service Related Pension and Postretirement Benefit Costs					(5,659)
Closed and Idle Mine Costs					(4,287)
Other Operating Expense, net					(17,770)
Other Costs					(5,331)
Earnings Before Income Tax					$142,970
(a) Revenue and profit or loss from segments below the quantitative thresholds are attributable to the revenue and expense from various corporate and diversified business activities excluded from our reportable segments.
(b) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(c) Other segment items include insurance proceeds associated with the Leer South combustion-related event.

	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Corporate and Other (a)	Consolidated
Segment Assets (b)	$2,145,462	$1,980,440	$249,759	$97,040	$1,649,652	$6,122,353
Depreciation, Depletion and Amortization	$61,042	$76,256	$8,205	$1,500	$19,759	$166,762
Capital Expenditures	$63,259	$20,467	$6,081	$3,404	$8,690	$101,901
(a) Includes various corporate and diversified business activities excluded from our reportable segments to reconcile to consolidated totals.
(b) Represents assets as of June 30, 2026.

Reportable segment results for the three months ended June 30, 2025 are:

	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Total
Revenues from External Customers	$606,500	$299,994	$186,872	$4,540
Intersegment Revenues	—	—	—	18,032
	606,500	299,994	186,872	22,572	$1,115,938
Reconciliation of Revenue:
Other Revenues (a)					4,455
Elimination of Intersegment Revenues					(18,032)
Total Consolidated Revenues					1,102,361
Less: (b)
Cash Costs of Revenue	331,058	214,365	168,246	7,578
Transportation Costs	99,084	67,088	2,460	—
Other Segment Items (c)	—	21,243	—	—
Adjusted EBITDA	$176,358	$(2,702)	$16,166	$14,994	$204,816

Reconciliation of Segment Profit or Loss Measure to Consolidated Loss Before Income Tax:
Other Profit or Loss (a)					1,244
Depreciation, Depletion and Amortization					(169,263)
General and Administrative Costs					(34,829)
Interest Expense					(10,051)
Interest Income					6,401
Non-Service Related Pension and Postretirement Benefit Costs					(6,537)
Closed and Idle Mine Costs					(4,920)
Other Operating Expense, net					(4,948)
Other Costs					(11,353)
Loss Before Income Tax					$(29,440)
(a) Revenue and profit or loss from segments below the quantitative thresholds are attributable to the revenue and expense from various corporate and diversified business activities excluded from our reportable segments.
(b) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(c) Other segment items include fire extinguishment and idle costs associated with the Leer South combustion-related event.

	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Corporate and Other (a)	Consolidated
Segment Assets (b)	$2,072,304	$2,334,353	$361,452	$87,156	$1,353,473	$6,208,738
Depreciation, Depletion and Amortization	$52,021	$75,317	$5,666	$1,394	$34,865	$169,263
Capital Expenditures	$48,175	$30,509	$2,413	$1,538	$6,550	$89,185
(a) Includes various corporate and diversified business activities excluded from our reportable segments to reconcile to consolidated totals.
(b) Represents assets as of June 30, 2025.

Reportable segment results for the six months ended June 30, 2026 were as follows:

	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Total
Revenues from External Customers	$1,164,954	$708,618	$323,454	$18,444
Intersegment Revenues	—	—	—	32,714
	1,164,954	708,618	323,454	51,158	$2,248,184
Reconciliation of Revenue:
Other Revenues (a)					9,822
Elimination of Intersegment Revenues					(32,714)
Total Consolidated Revenues					2,225,292
Less: (b)
Cash Costs of Revenue	652,963	449,541	314,274	17,406
Transportation Costs	221,752	136,595	6,100	—
Other Segment Items (c)	—	(135,150)	—	—
Adjusted EBITDA	$290,239	$257,632	$3,080	$33,752	$584,703

Reconciliation of Segment Profit or Loss Measure to Consolidated Earnings Before Income Tax:
Other Profit or Loss (a)					1,722
Depreciation, Depletion and Amortization					(313,057)
General and Administrative Costs					(62,748)
Interest Expense					(22,832)
Interest Income					9,259
Non-Service Related Pension and Postretirement Benefit Costs					(11,312)
Closed and Idle Mine Costs					(8,767)
Other Operating Expense, net					(7,775)
Other Costs					(5,606)
Earnings Before Income Tax					$163,587
(a) Revenue and profit or loss from segments below the quantitative thresholds are attributable to the revenue and expense from various corporate and diversified business activities excluded from our reportable segments.
(b) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(c) Other segment items include insurance proceeds associated with the Leer South combustion-related event.

	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Corporate and Other (a)	Consolidated
Segment Assets (b)	$2,145,462	$1,980,440	$249,759	$97,040	$1,649,652	$6,122,353
Depreciation, Depletion and Amortization	$113,718	$147,117	$16,505	$2,979	$32,738	$313,057
Capital Expenditures	$113,591	$34,167	$6,832	$5,993	$14,415	$174,998
(a) Includes various corporate and diversified business activities excluded from our reportable segments to reconcile to consolidated totals.
(b) Represents assets as of June 30, 2026.

Reportable segment results for the six months ended June 30, 2025 were as follows:

	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Total
Revenues from External Customers	$1,148,586	$604,574	$349,461	$9,496
Intersegment Revenues	—	—	—	34,302
	1,148,586	604,574	349,461	43,798	$2,146,419
Reconciliation of Revenue:
Other Revenues (a)					7,650
Elimination of Intersegment Revenues					(34,302)
Total Consolidated Revenues					2,119,767
Less: (b)
Cash Costs of Revenue	634,619	425,140	301,404	15,403
Transportation Costs	192,813	144,070	5,200	—
Other Segment Items (c)	—	57,649	—	—
Adjusted EBITDA	$321,154	$(22,285)	$42,857	$28,395	$370,121

Reconciliation of Segment Profit or Loss Measure to Consolidated Loss Before Income Tax:
Other Profit or Loss (a)					1,612
Depreciation, Depletion and Amortization					(290,819)
General and Administrative Costs					(124,152)
Interest Expense					(18,070)
Interest Income					12,719
Loss on Debt Extinguishment					(11,680)
Non-Service Related Pension and Postretirement Benefit Costs					(12,739)
Closed and Idle Mine Costs					(9,564)
Other Operating Income, net					4,911
Other Costs					(25,272)
Loss Before Income Tax					$(102,933)
(a) Revenue and profit or loss from segments below the quantitative thresholds are attributable to the revenue and expense from various corporate and diversified business activities excluded from our reportable segments.
(b) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(c) Other segment items include fire extinguishment and idle costs associated with the Leer South combustion-related event.

	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Corporate and Other (a)	Consolidated
Segment Assets (b)	$2,072,304	$2,334,353	$361,452	$87,156	$1,353,473	$6,208,738
Depreciation, Depletion and Amortization	$103,311	$121,206	$16,446	$2,773	$47,083	$290,819
Capital Expenditures	$82,170	$54,473	$4,909	$2,780	$9,675	$154,007
(a) Includes various corporate and diversified business activities excluded from our reportable segments to reconcile to consolidated totals.
(b) Represents assets as of June 30, 2025.
In the three and six months ended June 30, 2026 and 2025, no individual customer accounted for more than 10% of consolidated revenues.
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
During the six months ended June 30, 2026 and 2025, the Company repurchased and retired 1,184,504 and 2,553,199 shares, respectively, of the Company’s common stock at an average price of $88.60 and $71.73 per share, respectively.
NOTE 19—SUBSEQUENT EVENTS:
On August 6, 2026, the Company announced a $0.10 per share dividend in an aggregate amount of approximately $5.0 million, payable on September 18, 2026 to all stockholders of record as of August 31, 2026.

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
The Company incurred fire extinguishment and idle costs of $101 million at Leer South in 2025 for which it has pursued recoveries under its relevant insurance policies. In June 2026, the Company settled the Leer South insurance claim for total recoveries of $154.5 million, of which $125.4 million and $135.1 million were recorded during the three and six months ended June 30, 2026, respectively. Of the total recoveries of $154.5 million, the portion attributable to business interruption insurance was $114.9 million, which was recorded during the three and six months ended June 30, 2026.
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

Results of Operations: Three Months Ended June 30, 2026 Compared with the Three Months Ended June 30, 2025
Revenues
The Company’s revenues primarily include sales to customers of coal produced at our operations and, to a lesser extent, coal purchased from third parties. The Company’s revenues also include transloading services at the Port of Baltimore, as well as other revenues generated from customers.
Our mines in West Virginia produce a premium metallurgical product used in the global steel industry. Our surface mines in the Powder River Basin (“PRB”) produce thermal coal for sale into domestic and international markets. Our thermal longwall mines produce a high-quality, high calorific value thermal product that can compete effectively in seaborne markets.
Consolidated revenues in the three months ended June 30, 2026 were $39 million higher than the three months ended June 30, 2025 due to increases in the High CV Thermal, Metallurgical and Core Marine Terminal segments of $6 million, $66 million and $4 million, respectively, which were partially offset by a decrease in the PRB segment of $39 million. The increase in the High CV Thermal segment was mainly due to slightly higher sales tons coupled with higher pricing related to increased export logistics and transportation obligations. The increase in the Metallurgical segment was primarily attributable to higher sales tons and a more favorable product mix. The decrease in the PRB segment was largely attributable to lower sales tons in the current year period. See the discussion in “Operational Performance” below for further information about segment results.
Cost of Sales
Cost of sales includes items such as direct operating costs, royalties, production taxes and credits, direct administration costs and transportation costs. Our consolidated cost of sales in the three months ended June 30, 2026 decreased $24 million compared to the three months ended June 30, 2025 principally due to decreases in the Metallurgical and PRB segments of $21 million and $15 million, respectively, partially offset by increases in the High CV Thermal and Core Marine Terminal segments of $17 million and $2 million, respectively. The decrease in the Metallurgical segment was primarily due to a production decrease at our higher-cost continuous miner operations as well as the impact of Section 45X tax credits, partially offset by a production increase at our lower-cost longwall operations. The decrease in the PRB segment was largely due to lower sales tons in the current year period. The increase in the High CV Thermal segment was primarily related to increased export logistics and transportation obligations compared to the prior year period. The remaining decrease in cost of sales was largely due to lower non-active mining costs when compared to the prior year period. See the discussion in “Operational Performance” below for further information about segment results.
Depreciation, Depletion and Amortization
On a consolidated basis, depreciation, depletion and amortization costs were $167 million for the three months ended June 30, 2026, compared to $169 million for the three months ended June 30, 2025. The decrease was due to various items, none of which were individually significant in either period.
General and Administrative Costs
On a consolidated basis, general and administrative costs were $27 million for the three months ended June 30, 2026, compared to $35 million for the three months ended June 30, 2025. The $8 million decrease in the period-to-period comparison was primarily due to Merger-related costs and ongoing synergies, specifically related to lower professional and consulting services and severance and benefit costs, as well as lower headcount.
Other Operating Income and Expense, net
Other operating income and expense, net consisted of the following items:

	Three Months Ended June 30,
	2026	2025	Variance
Business Interruption Insurance Proceeds	$115	$—	$115
Royalty Income - Non-Operated Coal	4	7	(3)
Land Holding and Administrative Costs	(8)	(6)	(2)
Other	(14)	(6)	(8)
Total Other Operating Income and Expense, net	$97	$(5)	$102

Business interruption insurance proceeds recorded in the three months ended June 30, 2026 related to the Leer South insurance claim.
Other includes various items, none of which were individually significant in either period.
Interest Expense and Interest Income
On a consolidated basis, interest expense was $12 million for the three months ended June 30, 2026, compared to $10 million for the three months ended June 30, 2025. The $2 million increase in the period-to-period comparison was primarily due to interest incurred on new equipment financing arrangements.
Interest income decreased $2 million in the period-to-period comparison primarily due to changes in interest rates.
Non-Service Related Pension and Postretirement Benefit Costs
Non-service related pension and postretirement benefit costs decreased $1 million in the period-to-period comparison primarily due to the impact of changes in actuarial assumptions made at the beginning of each year.
Results of Operations: Six Months Ended June 30, 2026 Compared with the Six Months Ended June 30, 2025
Revenues
Consolidated revenues in the six months ended June 30, 2026 were $106 million higher than the six months ended June 30, 2025 due to increases in the High CV Thermal, Metallurgical and Core Marine Terminal segments of $16 million, $104 million and $7 million, respectively, partially offset by a decrease in the PRB segment of $26 million. The increase in the High CV Thermal segment was mainly due to higher sales tons, partially offset by weakened pricing. The increase in the Metallurgical segment was primarily attributable to higher sales tons and a more favorable product mix. The decrease in the PRB segment was largely attributable to lower sales tons. See the discussion in “Operational Performance” below for further information about segment results.
Cost of Sales
Our consolidated cost of sales in the six months ended June 30, 2026 decreased $15 million compared to the six months ended June 30, 2025 primarily due to a $61 million decrease in the Metallurgical segment, partially offset by increases in the High CV Thermal, PRB and Core Marine Terminal segments of $47 million, $16 million and $2 million, respectively. The decrease in the Metallurgical segment was primarily due to a production decrease at our higher-cost continuous miner operations as well as the impact of Section 45X tax credits, partially offset by a production increase at our lower-cost longwall operations. The increase in the High CV Thermal segment was primarily related to increased export logistics and transportation obligations compared to the prior year period. Our operations were impacted by increased electricity, fuel and explosives costs due to higher commodity prices compared to the prior year. The remaining decrease in cost of sales was largely due to lower non-active mining costs when compared to the prior year period. See the discussion in “Operational Performance” below for further information about segment results.
Depreciation, Depletion and Amortization
On a consolidated basis, depreciation, depletion and amortization costs were $313 million for the six months ended June 30, 2026, compared to $291 million for the six months ended June 30, 2025, resulting in a $22 million increase. The increase was primarily attributable to additional assets placed into service.
General and Administrative Costs
On a consolidated basis, general and administrative costs were $63 million for the six months ended June 30, 2026, compared to $124 million for the six months ended June 30, 2025. The $61 million decrease in the period-to-period comparison was primarily due to non-recurring Merger-related transaction costs incurred during the six months ended June 30, 2025, including fees paid to financial, legal and accounting advisors, severance and benefit costs, filing fees and debt restructuring costs. The remaining decrease related to lower headcount resulting from the synergies of the Merger.

Other Operating Income and Expense, net
Other operating income and expense, net consisted of the following items:

	Six Months Ended June 30,
	2026	2025	Variance
Business Interruption Insurance Proceeds	$121	$1	$120
Royalty Income - Non-Operated Coal	12	14	(2)
Gain on Sale of Assets	6	6	—
Land Holding and Administrative Costs	(15)	(10)	(5)
Other	(17)	(6)	(11)
Total Other Operating Income and Expense, net	$107	$5	$102
Business interruption insurance proceeds recorded in the six months ended June 30, 2026 related to the final resolutions of the Leer South and the Francis Scott Key Bridge collapse insurance claims.
Other includes various items, none of which were individually significant in either period.
Interest Expense and Interest Income
On a consolidated basis, interest expense was $23 million for the six months ended June 30, 2026, compared to $18 million for the six months ended June 30, 2025. The $5 million increase in the period-to-period comparison was primarily due to interest incurred on new equipment financing arrangements, as well as additional interest on the Series 2025 Bonds (as defined below).
Interest income decreased $3 million in the period-to-period comparison primarily due to changes in interest rates.
Loss on Debt Extinguishment
Loss on debt extinguishment of $12 million was recorded in the six months ended June 30, 2025 due to the amendment of the Company’s Revolving Credit Facility and the refinancing of the Series 2025 Bonds.
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

	Three Months Ended June 30, 2026
	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Idle and Other	Eliminations	Consolidated
Revenues	$612,122	$366,283	$148,274	$26,946	$4,393	$(17,004)	$1,141,014
Less: Adjustments to Reconcile to Segment Realized Coal Revenue
Transportation Costs, including Intersegment Transportation Costs	122,379	68,808	2,393	—	—	—	193,580
Intersegment Terminal Revenues	—	—	—	17,004	—	(17,004)	—
Non-Coal Revenues	—	—	—	9,942	4,393	—	14,335
Segment Realized Coal Revenue	$489,743	$297,475	$145,881	$—	$—	$—	$933,099
Tons Sold	8,428	2,606	10,213
Realized Coal Revenue per Ton Sold	$58.11	$114.13	$14.28

	Three Months Ended June 30, 2025
	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Idle and Other	Eliminations	Consolidated
Revenues	$606,500	$299,994	$186,872	$22,572	$4,455	$(18,032)	$1,102,361
Less: Adjustments to Reconcile to Segment Realized Coal Revenue
Transportation Costs, including Intersegment Transportation Costs	99,084	67,088	2,460	—	—	—	168,632
Intersegment Terminal Revenues	—	—	—	18,032	—	(18,032)	—
Non-Coal Revenues	—	—	—	4,540	4,455	—	8,995
Segment Realized Coal Revenue	$507,416	$232,906	$184,412	$—	$—	$—	$924,734
Tons Sold	8,388	2,235	12,556
Realized Coal Revenue per Ton Sold	$60.50	$104.22	$14.69

	Six Months Ended June 30, 2026
	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Idle and Other	Eliminations	Consolidated
Revenues	$1,164,954	$708,618	$323,454	$51,158	$9,822	$(32,714)	$2,225,292
Less: Adjustments to Reconcile to Segment Realized Coal Revenue
Transportation Costs, including Intersegment Transportation Costs	221,752	136,595	6,100	—	—	—	364,447
Intersegment Terminal Revenues	—	—	—	32,714	—	(32,714)	—
Non-Coal Revenues	—	—	—	18,444	9,822	—	28,266
Segment Realized Coal Revenue	$943,202	$572,023	$317,354	$—	$—	$—	$1,832,579
Tons Sold	16,131	5,057	22,131
Realized Coal Revenue per Ton Sold	$58.47	$113.11	$14.34

	Six Months Ended June 30, 2025
	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Idle and Other	Eliminations	Consolidated
Revenues	$1,148,586	$604,574	$349,461	$43,798	$7,650	$(34,302)	$2,119,767
Less: Adjustments to Reconcile to Segment Realized Coal Revenue
Transportation Costs, including Intersegment Transportation Costs	192,813	144,070	5,200	—	—	—	342,083
Intersegment Terminal Revenues	—	—	—	34,302	—	(34,302)	—
Non-Coal Revenues	—	—	—	9,496	7,650	—	17,146
Segment Realized Coal Revenue	$955,773	$460,504	$344,261	$—	$—	$—	$1,760,538
Tons Sold	15,484	4,551	23,263
Realized Coal Revenue per Ton Sold	$61.73	$101.19	$14.80
The following tables present breakdowns of the realized coal revenue per ton sold for the Metallurgical segment between coking coal and thermal byproduct (in thousands, except per ton information):

	Three Months Ended June 30, 2026
	Coking Coal	Thermal Byproduct	Total Metallurgical Segment
Segment Realized Coal Revenue	$281,670	$15,805	$297,475
Tons Sold	2,319	287	2,606
Realized Coal Revenue per Ton Sold	$121.43	$55.09	$114.13

	Three Months Ended June 30, 2025
	Coking Coal	Thermal Byproduct	Total Metallurgical Segment
Segment Realized Coal Revenue	$217,369	$15,537	$232,906
Tons Sold	1,895	340	2,235
Realized Coal Revenue per Ton Sold	$114.71	$45.74	$104.22

	Six Months Ended June 30, 2026
	Coking Coal	Thermal Byproduct	Total Metallurgical Segment
Segment Realized Coal Revenue	$543,302	$28,721	$572,023
Tons Sold	4,462	595	5,057
Realized Coal Revenue per Ton Sold	$121.76	$48.28	$113.11

	Six Months Ended June 30, 2025
	Coking Coal	Thermal Byproduct	Total Metallurgical Segment
Segment Realized Coal Revenue	$430,451	$30,053	$460,504
Tons Sold	3,769	782	4,551
Realized Coal Revenue per Ton Sold	$114.21	$38.44	$101.19

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

	Three Months Ended June 30, 2026
	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Idle and Other	Eliminations	Consolidated
Cost of Sales	$447,517	$281,551	$156,069	$9,176	$11,680	$(17,004)	$888,989
Less: Adjustments to Reconcile to Segment Cash Cost of Coal Sold
Transportation Costs	106,412	67,771	2,393	—	—	—	176,576
Intersegment Transportation Costs	15,967	1,037	—	—	—	(17,004)	—
Cost of Sales from Idled Operations	—	—	—	—	4,287	—	4,287
Insurance Reimbursements - Fire Costs	—	(10,493)	—	—	—	—	(10,493)
Terminal Operating Costs	—	—	—	9,176	—	—	9,176
Settlements of Commodity Derivatives	—	—	1,998	—	—	—	1,998
Other Non-Active Mining Costs	—	—	—	—	7,393	—	7,393
Segment Cash Cost of Coal Sold	$325,138	$223,236	$151,678	$—	$—	$—	$700,052
Tons Sold	8,428	2,606	10,213
Cash Cost of Coal Sold per Ton	$38.58	$85.65	$14.85

	Three Months Ended June 30, 2025
	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Idle and Other	Eliminations	Consolidated
Cost of Sales	$430,142	$302,696	$170,706	$7,578	$19,484	$(18,032)	$912,574
Less: Adjustments to Reconcile to Segment Cash Cost of Coal Sold
Transportation Costs	82,117	66,023	2,460	—	—	—	150,600
Intersegment Transportation Costs	16,967	1,065	—	—	—	(18,032)	—
Cost of Sales from Idled Operations	—	21,243	—	—	4,920	—	26,163
Terminal Operating Costs	—	—	—	7,578	—	—	7,578
Other Non-Active Mining Costs	—	—	—	—	14,564	—	14,564
Segment Cash Cost of Coal Sold	$331,058	$214,365	$168,246	$—	$—	$—	$713,669
Tons Sold	8,388	2,235	12,556
Cash Cost of Coal Sold per Ton	$39.47	$95.93	$13.40

	Six Months Ended June 30, 2026
	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Idle and Other	Eliminations	Consolidated
Cost of Sales	$874,715	$565,920	$322,605	$17,406	$20,242	$(32,714)	$1,768,174
Less: Adjustments to Reconcile to Segment Cash Cost of Coal Sold
Transportation Costs	191,128	134,505	6,100	—	—	—	331,733
Intersegment Transportation Costs	30,624	2,090	—	—	—	(32,714)	—
Cost of Sales from Idled Operations	—	—	—	—	8,767	—	8,767
Insurance Reimbursements - Fire Costs	—	(20,216)	—	—	—	—	(20,216)
Terminal Operating Costs	—	—	—	17,406	—	—	17,406
Settlements of Commodity Derivatives	—	—	2,231	—	—	—	2,231
Other Non-Active Mining Costs	—	—	—	—	11,475	—	11,475
Segment Cash Cost of Coal Sold	$652,963	$449,541	$314,274	$—	$—	$—	$1,416,778
Tons Sold	16,131	5,057	22,131
Cash Cost of Coal Sold per Ton	$40.48	$88.89	$14.20

	Six Months Ended June 30, 2025
	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Idle and Other	Eliminations	Consolidated
Cost of Sales	$827,432	$626,859	$306,604	$15,403	$40,874	$(34,302)	$1,782,870
Less: Adjustments to Reconcile to Segment Cash Cost of Coal Sold
Transportation Costs	160,292	142,289	5,200	—	—	—	307,781
Intersegment Transportation Costs	32,521	1,781	—	—	—	(34,302)	—
Cost of Sales from Idled Operations	—	57,649	—	—	9,564	—	67,213
Terminal Operating Costs	—	—	—	15,403	—	—	15,403
Other Non-Active Mining Costs	—	—	—	—	31,310	—	31,310
Segment Cash Cost of Coal Sold	$634,619	$425,140	$301,404	$—	$—	$—	$1,361,163
Tons Sold	15,484	4,551	23,263
Cash Cost of Coal Sold per Ton	$40.98	$93.42	$12.96

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

	Three Months Ended June 30, 2026
	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Other and Corporate	Consolidated
Net Income (Loss)	$103,563	$123,410	$(14,002)	$16,270	$(102,774)	$126,467
Income Tax Expense	—	—	—	—	16,503	16,503
Interest Expense, net	—	—	—	—	7,129	7,129
Depreciation, Depletion and Amortization	61,042	76,256	8,205	1,500	19,759	166,762
Other Adjustments	—	—	—	—	6,765	6,765
Adjusted EBITDA	$164,605	$199,666	$(5,797)	$17,770	$(52,618)	$323,626

	Three Months Ended June 30, 2025
	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Other and Corporate	Consolidated
Net Income (Loss)	$124,337	$(78,019)	$10,500	$13,600	$(106,974)	$(36,556)
Income Tax Expense	—	—	—	—	7,116	7,116
Interest Expense, net	—	—	—	—	3,650	3,650
Depreciation, Depletion and Amortization	52,021	75,317	5,666	1,394	34,865	169,263
Other Adjustments	—	—	—	—	797	797
Adjusted EBITDA	$176,358	$(2,702)	$16,166	$14,994	$(60,546)	$144,270

	Six Months Ended June 30, 2026
	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Other and Corporate	Consolidated
Net Income (Loss)	$176,521	$110,515	$(13,425)	$30,773	$(156,873)	$147,511
Income Tax Expense	—	—	—	—	16,076	16,076
Interest Expense, net	—	—	—	—	13,573	13,573
Depreciation, Depletion and Amortization	113,718	147,117	16,505	2,979	32,738	313,057
Other Adjustments	—	—	—	—	13,299	13,299
Adjusted EBITDA	$290,239	$257,632	$3,080	$33,752	$(81,187)	$503,516

	Six Months Ended June 30, 2025
	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Other and Corporate	Consolidated
Net Income (Loss)	$217,843	$(143,491)	$26,411	$25,622	$(232,218)	$(105,833)
Income Tax Expense	—	—	—	—	2,900	2,900
Interest Expense, net	—	—	—	—	5,351	5,351
Depreciation, Depletion and Amortization	103,311	121,206	16,446	2,773	47,083	290,819
Loss on Debt Extinguishment	—	—	—	—	11,680	11,680
Other Adjustments	—	—	—	—	62,838	62,838
Adjusted EBITDA	$321,154	$(22,285)	$42,857	$28,395	$(102,366)	$267,755
Operational Performance: Three Months Ended June 30, 2026 Compared with the Three Months Ended June 30, 2025
The Company consists of four reportable segments: (1) the High CV Thermal segment; (2) the Metallurgical segment; (3) the PRB segment; and (4) the Core Marine Terminal segment. The High CV Thermal segment consists of the Company’s Pennsylvania Mining Complex and the West Elk mine located in Colorado. The Metallurgical segment consists of the Company’s Leer, Leer South, Beckley, Mountain Laurel and Itmann coal mines in West Virginia. The PRB segment consists of the Company’s Black Thunder and Coal Creek surface mining complexes located in Wyoming. The Core Marine Terminal segment consists of the Company’s coal export terminal operations in the Port of Baltimore.

The Company evaluates the performance of its segments utilizing Adjusted EBITDA and various productivity metrics. Adjusted EBITDA measures the operating performance of the Company’s segments and is used to allocate resources to the Company’s segments. The following table presents results by reportable segment:

	Three Months Ended June 30,
	2026	2025	Variance
High CV Thermal Segment
Total Tons Produced (in millions)	8.6	8.0	0.6
Total Tons Sold (in millions)	8.4	8.4	—
Realized Coal Revenue per Ton Sold (a)	$58.11	$60.50	$(2.39)
Cash Cost of Coal Sold per Ton (a)	$38.58	$39.47	$(0.89)
Cash Margin per Ton Sold (a)	$19.53	$21.03	$(1.50)
Adjusted EBITDA (in thousands) (a)	$164,605	$176,358	$(11,753)

Metallurgical Segment
Total Tons Produced (in millions)	2.7	2.4	0.3
Total Tons Sold (in millions)	2.6	2.2	0.4
Realized Coal Revenue per Ton Sold (a)	$114.13	$104.22	$9.91
Cash Cost of Coal Sold per Ton (a)	$85.65	$95.93	$(10.28)
Cash Margin per Ton Sold (a)	$28.48	$8.29	$20.19
Adjusted EBITDA (in thousands) (a)	$199,666	$(2,702)	$202,368

PRB Segment
Total Tons Produced (in millions)	10.2	12.6	(2.4)
Total Tons Sold (in millions)	10.2	12.6	(2.4)
Realized Coal Revenue per Ton Sold (a)	$14.28	$14.69	$(0.41)
Cash Cost of Coal Sold per Ton (a)	$14.85	$13.40	$1.45
Cash Margin per Ton Sold (a)	$(0.57)	$1.29	$(1.86)
Adjusted EBITDA (in thousands) (a)	$(5,797)	$16,166	$(21,963)

Core Marine Terminal Segment
Throughput Tons (in millions)	5.2	4.9	0.3
Adjusted EBITDA (in thousands) (a)	$17,770	$14,994	$2,776
(a) Realized coal revenue per ton sold, cash cost of coal sold per ton and cash margin per ton sold are operating ratios derived from non-GAAP financial measures, and Adjusted EBITDA is a non-GAAP financial measure. See “How We Evaluate Our Operations—Reconciliation of Non-GAAP Financial Measures” above for definitions and reconciliations of these amounts to the most directly comparable GAAP measures.
High CV Thermal Segment Analysis
Adjusted EBITDA decreased $12 million in the period-to-period comparison, primarily due to a $2.39 decrease in realized coal revenue per ton sold, partially offset by an $0.89 decrease in cash cost of coal sold per ton. The decrease in realized coal revenue per ton sold was primarily related to increased export logistics and transportation obligations compared to the prior year period. The decrease in cash cost of coal sold per ton was primarily due to the impact of Section 45X tax credits in the current year period.
Metallurgical Segment Analysis
Adjusted EBITDA increased $202 million in the period-to-period comparison, primarily due to insurance recoveries related to the Leer South insurance claim of $125 million in the current year period compared to fire extinguishment and idle costs of $21 million in the prior year period. Current year adjusted EBITDA was also positively impacted by a $9.91 increase in realized coal revenue per ton sold and a $10.28 decrease in cash cost of coal sold per ton. The increase in realized coal revenue per ton sold largely related to increased coal benchmark pricing and a more favorable product mix when compared to the prior year period. The decrease in cash cost of coal sold per ton was primarily due to higher sales tons from restarting our Leer South longwall mine, which has a lower operating cost per ton than our continuous miner operations, as well as the impact of Section 45X tax credits.
PRB Segment Analysis
Adjusted EBITDA decreased $22 million in the period-to-period comparison, primarily due to a 2.4 million decrease in tons sold and a $1.45 increase in cash cost of coal sold per ton. In addition to lower sales tons, cash cost of coal sold per ton was negatively impacted by increased fuel and explosives costs due to higher diesel prices compared to the prior year period.
Core Marine Terminal Segment Analysis
Adjusted EBITDA increased $3 million in the period-to-period comparison, primarily due to increased throughput tons as well as favorable pricing. Throughput volumes at the Core Marine Terminal were 5.2 million tons for the three months ended June 30, 2026, compared to 4.9 million tons for the three months ended June 30, 2025.
Operational Performance: Six Months Ended June 30, 2026 Compared with the Six Months Ended June 30, 2025
The following table presents results by reportable segment:

	Six Months Ended June 30,
	2026	2025	Variance
High CV Thermal Segment
Total Tons Produced (in millions)	16.3	15.3	1.0
Total Tons Sold (in millions)	16.1	15.5	0.6
Realized Coal Revenue per Ton Sold (a)	$58.47	$61.73	$(3.26)
Cash Cost of Coal Sold per Ton (a)	$40.48	$40.98	$(0.50)
Cash Margin per Ton Sold (a)	$17.99	$20.75	$(2.76)
Adjusted EBITDA (in thousands) (a)	$290,239	$321,154	$(30,915)

Metallurgical Segment
Total Tons Produced (in millions)	5.1	4.4	0.7
Total Tons Sold (in millions)	5.1	4.6	0.5
Realized Coal Revenue per Ton Sold (a)	$113.11	$101.19	$11.92
Cash Cost of Coal Sold per Ton (a)	$88.89	$93.42	$(4.53)
Cash Margin per Ton Sold (a)	$24.22	$7.77	$16.45
Adjusted EBITDA (in thousands) (a)	$257,632	$(22,285)	$279,917

PRB Segment
Total Tons Produced (in millions)	22.1	23.3	(1.2)
Total Tons Sold (in millions)	22.1	23.3	(1.2)
Realized Coal Revenue per Ton Sold (a)	$14.34	$14.80	$(0.46)
Cash Cost of Coal Sold per Ton (a)	$14.20	$12.96	$1.24
Cash Margin per Ton Sold (a)	$0.14	$1.84	$(1.70)
Adjusted EBITDA (in thousands) (a)	$3,080	$42,857	$(39,777)

Core Marine Terminal Segment
Throughput Tons (in millions)	10.0	9.2	0.8
Adjusted EBITDA (in thousands) (a)	$33,752	$28,395	$5,357
(a) Realized coal revenue per ton sold, cash cost of coal sold per ton and cash margin per ton sold are operating ratios derived from non-GAAP financial measures, and Adjusted EBITDA is a non-GAAP financial measure. See “How We Evaluate Our Operations—Reconciliation of Non-GAAP Financial Measures” above for definitions and reconciliations of these amounts to the most directly comparable GAAP measures.

High CV Thermal Segment Analysis
Adjusted EBITDA decreased $31 million in the period-to-period comparison, primarily due to a $3.26 decrease in realized coal revenue per ton sold, which was partially offset by a $0.50 decrease in cash cost of coal sold per ton and higher tons sold. The decrease in realized coal revenue per ton sold was principally related to increased export logistics and transportation obligations compared to the prior year period. The decrease in cash cost of coal sold per ton was largely due to higher sales tons to absorb fixed costs on a per ton basis compared to the prior year period.
Metallurgical Segment Analysis
Adjusted EBITDA increased $280 million in the period-to-period comparison, primarily due to insurance recoveries related to the Leer South insurance claim of $135 million in the current year period compared to fire extinguishment and idle costs of $58 million in the prior year period. Current year adjusted EBITDA was also positively impacted by an $11.92 increase in realized coal revenue per ton sold and a $4.53 decrease in cash cost of coal sold per ton. The increase in realized coal revenue per ton sold largely related to increased coal benchmark pricing and a more favorable product mix when compared to the prior year period. The decrease in cash cost of coal sold per ton was primarily due to higher sales tons from restarting our Leer South longwall mine, which has a lower operating cost per ton than our continuous miner operations, as well as the impact of Section 45X tax credits.
PRB Segment Analysis
Adjusted EBITDA decreased $40 million in the period-to-period comparison, primarily due to a 1.2 million decrease in tons sold and a $1.24 increase in cash cost of coal sold per ton. In addition to lower sales tons, cash cost of coal sold per ton was negatively impacted by increased fuel and explosives costs due to higher diesel prices compared to the prior year period.
Core Marine Terminal Segment Analysis
Adjusted EBITDA increased $5 million in the period-to-period comparison, primarily due to increased throughput tons as well as favorable pricing. Throughput volumes at the Core Marine Terminal were 10.0 million tons for the six months ended June 30, 2026, compared to 9.2 million tons for the six months ended June 30, 2025.
Liquidity and Capital Resources
The Company’s potential sources of liquidity include cash generated from operating activities, cash on hand, short-term investments, borrowings under the Revolving Credit Facility and Receivables Financing Agreement (which are discussed and defined below) and, if necessary, the ability to issue equity or debt securities. The Company believes that cash generated from these sources, without needing to issue equity or debt securities, will be sufficient to meet its short-term working capital requirements, long-term capital expenditure requirements and debt servicing obligations, as well as to provide required letters of credit or surety bonds necessary for the Company’s operations.
Our total liquidity as of June 30, 2026 comprised the following:

(in millions)	June 30, 2026
Cash, Cash Equivalents and Short-Term Investments	$474
Receivables Financing Agreement - Current Availability	210
Revolving Credit Facility - Current Availability	600
Less: Letters of Credit Outstanding	(268)
Total Liquidity	$1,016
Events that negatively impact our operations, overall financial condition and liquidity could result in our inability to comply with the Revolving Credit Facility’s financial covenants. This could limit our ability to borrow under the Revolving Credit Facility if we are unable to obtain necessary waivers or amendments. The Company expects to maintain adequate liquidity through its net cash provided by operating activities, cash and cash equivalents on hand and short-term investments, as well as the Revolving Credit Facility and its Receivables Financing Agreement, to fund its working capital needs and capital expenditures in the short-term and long-term.
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
The global landscape on rates and the scope of tariffs imposed on goods imported into and out of the U.S. from multiple countries around the world continues to evolve and be uncertain, as the U.S. Government continues to negotiate its position with multiple countries and across various industries and goods. While the evolving global trade landscape relating to tariffs and retaliatory trade measures imposed by other countries on U.S. goods has not yet had a significant impact on our business or results of operations as of June 30, 2026, this and the potential for additional changes in U.S. or international trade policy have increased uncertainty regarding the ultimate effect of the tariffs on economic conditions and could lead to further weakened business conditions for the coal industry.
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
At June 30, 2026, the Company had a $134 million fund in place that will cover, in part, future reclamation costs of the thermal assets in the PRB. Additionally, the Company maintains $19 million in water treatment trust funds that will fund future water treatment obligations in Pennsylvania, as well as replace surety bonds and related collateral requirements. The Company expects to continue to contribute a minimum of $2 million per year to the water treatment trust funds. These amounts are included in Funds for Asset Retirement Obligations on the Condensed Consolidated Balance Sheets.
In December 2024, the Office of Workers’ Compensation Programs (the “OWCP”) issued a final rule revising the regulations under the Black Lung Benefits Act related to self-insurance by coal mine operators. Under the new standard, self-insured coal mine operators are required to post additional security for the Black Lung benefit liabilities. The final rule requires a security amount equal to 100% of a self-insured operator’s projected black lung liabilities. The rule became effective on January 13, 2025, and operators were required to remit the increased security amount within one year. In February 2025, the Company received letters from the OWCP that additional guidance regarding the final rule will be provided at a future date. In July 2026, the OWCP published proposed rule changes to the Black Lung Benefits Act, which eliminates the 100% collateral requirement for all operators, and proposes a complex financial review to be conducted to calculate a Composite Solvency Score (“CSS”) for each operator. The CSS determines the percentage of security that companies will be required to provide relative to total black lung liabilities. The Company is currently evaluating the potential impacts of the proposed rule, and any increased security requirement as a result of these proposed changes could adversely impact our financial position and liquidity.
The Company participates in the United Mine Workers of America (the “UMWA”) Combined Benefit Fund and the UMWA 1992 Benefit Plan for which benefits are reflected in the Company’s consolidated financial statements when paid. These benefit arrangements may result in additional liabilities that are not recognized on the Condensed Consolidated Balance Sheet at June 30, 2026. The various multi-employer benefit plans are discussed in Note 17—Other Employee Benefit Plans in the Notes to the Audited Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The Company’s total contributions under the Coal Industry Retiree Health Benefit Act of 1992 were $1 million and $2 million for the six months ended June 30, 2026 and 2025, respectively. The Company also uses a combination of surety bonds, corporate guarantees and letters of credit to secure its financial obligations for employee-related, environmental, performance and various other items that are not reflected on the Condensed Consolidated Balance Sheet at June 30, 2026. Management believes these items will expire without being funded. See Note 14—Commitments and Contingent Liabilities in the Notes to the Condensed Consolidated Financial Statements included in this Report for additional details of the various financial guarantees that have been issued by the Company.

Cash Flows (in millions)

	Six Months Ended June 30,
	2026	2025	Variance
Net Cash Provided by Operating Activities	$370	$111	$259
Net Cash (Used in) Provided by Investing Activities	$(187)	$183	$(370)
Net Cash Used in Financing Activities	$(139)	$(134)	$(5)
Net cash provided by operating activities increased by $259 million in the period-to-period comparison primarily due to increased segment earnings, including recoveries related to the Leer South insurance claim, as well as the payment of non-recurring Merger-related expenditures in the six months ended June 30, 2025.
Net cash (used in) provided by investing activities changed by $370 million in the period-to-period comparison primarily due to the Merger, which included cash acquired, partially offset by the purchase of Arch’s tax-exempt bonds. Additionally, the Company liquidated its U.S. Treasury securities during the six months ended June 30, 2025, which resulted in net proceeds of $75 million.
Net cash used in financing activities increased by $5 million in the period-to-period comparison. Cash outflows related to share repurchases totaled $105 million in the six months ended June 30, 2026 compared to $183 million in the six months ended June 30, 2025. In connection with the Merger, the Company amended its Revolving Credit Facility and refinanced its tax-exempt bonds during the six months ended June 30, 2025. Proceeds of $114 million were received in connection with the bond refinancing, and fees associated with these transactions amounted to $17 million. Additionally, dividend payments decreased by $6 million compared to the prior year period.
Revolving Credit Facility
In November 2017, the Company entered into a revolving credit facility with PNC Bank, National Association (“PNC”) (as amended, the “Revolving Credit Facility”). The Revolving Credit Facility has been amended several times, the most recent of which occurred in January 2025 in connection with the Merger. The January 2025 amendment increased the available revolving commitments from $355 million to $600 million and extended the scheduled maturity date to April 30, 2029, provided that, if any of the MEDCO Bonds or PEDFA Bonds (as defined below) and any subsequent refinancings thereof remain outstanding 91 days prior to their stated maturity and our specified liquidity, as measured under the Revolving Credit Facility, is less than $250 million at that time, the maturity date of the Revolving Credit Facility will be such date. Additionally, the Company reduced the applicable interest rate margin on its borrowings and letters of credit under the Revolving Credit Facility by 75 basis points.
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
The Revolving Credit Facility also includes financial covenants relating to (i) a maximum first lien gross leverage ratio, (ii) a maximum total net leverage ratio, and (iii) a minimum interest coverage ratio. Under the Revolving Credit Facility, the maximum first lien gross leverage ratio shall be 1.50 to 1.00, the maximum total net leverage ratio shall be 2.50 to 1.00 and the minimum interest coverage ratio shall be 3.00 to 1.00. The Revolving Credit Facility contains customary events of default, including failure to make payments when due, cross-default and cross-judgment default and certain bankruptcy and insolvency events.
The Company’s first lien gross leverage ratio was 0.19 to 1.00 at June 30, 2026. The Company’s total net leverage ratio was (0.05) to 1.00 at June 30, 2026. The Company’s interest coverage ratio was 32.65 to 1.00 at June 30, 2026. The Company was in compliance with all covenants under the Revolving Credit Facility as of June 30, 2026.
At June 30, 2026, the Revolving Credit Facility had no borrowings outstanding and $109 million of letters of credit outstanding, leaving $491 million of unused borrowing capacity. From time to time, the Company is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies’ statutes and regulations. The Company sometimes uses letters of credit to satisfy these requirements, and these letters of credit reduce the Company’s borrowing facility capacity.
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
At June 30, 2026, the Company’s eligible accounts receivable yielded $210 million of borrowing capacity. At June 30, 2026, the Receivables Financing Agreement had no borrowings outstanding and $158 million of letters of credit outstanding, leaving $52 million of unused borrowing capacity. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.
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

Material Cash Requirements
The Company expects to make the following payments in the next 12 months:
•$70 million on its long-term debt and operating and finance lease obligations, including interest;
•$68 million on its employee-related long-term liabilities, including obligations that the Company has under multi-employer plans; and
•$98 million on its environmental obligations and $158 million on its other current liabilities.
The Company believes it will be able to satisfy these material cash requirements with cash generated from operating activities, cash on hand, short-term investments, borrowings under the Revolving Credit Facility and Receivables Financing Agreement and, if necessary, cash generated from its ability to issue equity or debt securities.
Debt
At June 30, 2026, the Company had total long-term debt and finance lease obligations of $454 million outstanding, including the current portion of $42 million, which consisted of:
•An aggregate principal amount of $128 million of finance leases with a weighted-average interest rate of 6.92%.
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
•An aggregate principal amount of $8 million of various equipment financing arrangements with a weighted-average interest rate of 6.84%.
At June 30, 2026, the Company had no borrowings outstanding and approximately $109 million of letters of credit outstanding under the $600 million Revolving Credit Facility. At June 30, 2026, the Company had no borrowings outstanding and approximately $158 million of letters of credit outstanding under the Receivables Financing Agreement.
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
During the six months ended June 30, 2026, the Company repurchased and retired 1,184,504 shares of the Company’s common stock at an average price of $88.60 per share.
Total Equity and Dividends
Total equity attributable to the Company was $3,719 million at June 30, 2026 and $3,678 million at December 31, 2025. See the Condensed Consolidated Statements of Stockholders’ Equity in this Report for additional details.

The declaration and payment of dividends by the Company is at the discretion of the Company’s Board of Directors. The Revolving Credit Facility and the Series 2025 Bonds Indentures include certain covenants limiting the Company’s ability to declare and pay dividends.
On August 6, 2026, the Company announced a $0.10 per share dividend in an aggregate amount of approximately $5.0 million, payable on September 18, 2026 to all stockholders of record as of August 31, 2026.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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
SEC regulations require us to disclose certain information about environmental proceedings if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. We use a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required, as permitted pursuant to Item 103(c)(3)(iii) of Regulation S-K. Except as described below, no such environmental proceedings were pending or contemplated as of June 30, 2026.
On July 23, 2026, the Company received an inspection report from the Colorado Department of Public Health and Environment, Air Pollution Control Division (the “Division”), finding the Company’s West Elk mine out of compliance with volatile organic compound emission limits under its Title V operating permit and recommending that the Division initiate an enforcement case with respect to these findings. The Division has not indicated the amount of any monetary penalty or other enforcement remedy it may seek. The Company continues to engage in discussions with the Division.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth repurchases of shares of the Company’s common stock during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (000s omitted) (b)(c)
April 1, 2026 - April 30, 2026	162,196	$92.51	162,196	$718,809
May 1, 2026 - May 31, 2026	198,955	$85.47	198,955	$701,804
June 1, 2026 - June 30, 2026	358,753	$86.44	358,753	$670,793
Total	719,904	$87.54	719,904
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
(c) In the three months ended June 30, 2026, the Company utilized approximately $63 million to repurchase shares of its common stock.
Limitation on Payment of Dividends
The declaration and payment of dividends by the Company is at the discretion of the Company’s Board of Directors. The Revolving Credit Facility and the Series 2025 Bonds Indentures include certain covenants limiting the Company’s ability to declare and pay dividends. See “Liquidity and Capital Resources—Total Equity and Dividends” in Part I, Item 2 of this Report for additional information.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Report.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
Our executive officers and directors may from time to time enter into plans or arrangements for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 6. EXHIBITS

Exhibits	Description	Method of Filing
2.1	Separation and Distribution Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.1 to Form 8-K (File No. 001-38147) filed on December 4, 2017
2.2	Tax Matters Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.2 to Form 8-K (File No. 001-38147) filed on December 4, 2017
2.3	Employee Matters Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.3 to Form 8-K (File No. 001-38147) filed on December 4, 2017
2.4	Intellectual Property Matters Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.4 to Form 8-K (File No. 001-38147) filed on December 4, 2017
2.5**	Agreement and Plan of Merger, dated as of October 22, 2020, by and among CONSOL Energy Inc., Transformer LP Holdings Inc., Transformer Merger Sub LLC, CONSOL Coal Resources LP and CONSOL Coal Resources GP LLC	Filed as Exhibit 2.1 to Form 8-K (File No. 001-38147) filed on October 23, 2020
2.6	Agreement and Plan of Merger, dated August 20, 2024, among CONSOL Energy Inc., Mountain Range Merger Sub Inc. and Arch Resources, Inc.#	Filed as Exhibit 2.1 to Form 8-K (File No. 001-38147) filed on August 21, 2024
2.7	Debtors’ Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code	Filed as Exhibit 2.1 to Arch Resources’ Form 8-K (File No. 001-13105) filed on September 15, 2016
2.8	Order Confirming Debtors’ Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code on September 13, 2016	Filed as Exhibit 2.2 to Arch Resources’ Form 8-K (File No. 001-13105) filed on September 15, 2016
3.1	Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to Form 8-K (File No. 001-38147) filed on December 4, 2017
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to Form 8-K (File No. 001-38147) filed on May 8, 2020
3.3	Second Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to Form 8-K (File No. 001-38147) filed on May 6, 2024
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to Form 8-K (File No. 001-38147) filed on January 15, 2025
3.5	Fourth Amended and Restated Bylaws of the Company	Filed as Exhibit 3.2 to Form 8-K (File No. 001-38147) filed on January 15, 2025

Exhibits	Description	Method of Filing
4.1	Indenture dated as of November 13, 2017 by and between CONSOL Energy Inc. (formerly known as CONSOL Mining Corporation) and UMB Bank, N.A., as Trustee and Collateral Trustee (including form of supplemental indenture on subsidiary guarantors).	Filed as Exhibit 4.1 to Form 8-K (File No. 001-38147) filed on November 15, 2017
4.2	Description of Capital Stock	Filed as Exhibit 4.2 to Form 10-K (File No. 001-38147) filed on February 20, 2025
10.1	Transition Services Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.2	CNX Resources Corporation to CONSOL Energy Inc. Trademark License Agreement dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 10.2 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.3	CONSOL Energy Inc. to CNX Resources Corporation Trademark License Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 10.3 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.4	First Amendment to Water Supply and Services Agreement, dated as of November 28, 2017 by and between CNX Water Assets LLC and CONSOL Thermal Holdings LLC (formerly known as CNX Thermal Holdings LLC)	Filed as Exhibit 10.6 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.5	Second Amendment to the Pennsylvania Mine Complex Operating Agreement, dated as of November 28, 2017, by and among CONSOL Pennsylvania Coal Company LLC, Conrhein Coal Company, CONSOL Thermal Holdings LLC and CONSOL Coal Resources LP	Filed as Exhibit 10.7 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.6	Credit Agreement, dated as of November 28, 2017, by and among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the other Secured Parties referred to therein#	Filed as Exhibit 10.8 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.7	Amendment No. 1, dated as of March 28, 2019, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on April 3, 2019
10.8	Amendment No. 2, dated as of June 5, 2020, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on June 11, 2020
10.9	Amendment No. 3, dated as of March 29, 2021, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on March 31, 2021

Exhibits	Description	Method of Filing
10.10	Amendment No. 4, dated as of July 18, 2022, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on July 25, 2022
10.11	Amendment No. 5, dated as of June 12, 2023, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on June 13, 2023
10.12	Amendment No. 6, dated as of January 14, 2025, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on January 15, 2025
10.13	CONSOL Energy Inc. Omnibus Performance Incentive Plan*	Filed as Exhibit 4.3 to Form S-8 (File No. 333-221727) filed on November 22, 2017
10.14	Second Amendment and Restatement of Master Cooperation and Safety Agreement by and among CONSOL Energy Inc., CNX Gas Company LLC, CNX Resources Holdings LLC and certain other parties thereto	Filed as Exhibit 10.5 to Form 10-12B/A (File No. 001-38147) filed on October 27, 2017
10.15	Coal Lease Agreement dated as of March 31, 1992, among Allegheny Land Company, as lessee, and UAC and Phoenix Coal Corporation, as lessors, and related guarantee	Filed by Ashland Coal, Inc. on Form 8-K on April 6, 1992
10.16	Federal Coal Lease dated as of January 24, 1996 between the U.S. Department of the Interior and the Thunder Basin Coal Company	Filed as Exhibit 10.20 to Arch Resources’ Form 10-K (File No. 001-13105) for the year ended December 31, 1998 filed on March 2, 1999
10.17	Federal Coal Lease dated as of November 1, 1967 between the U.S. Department of the Interior and the Thunder Basin Coal Company	Filed as Exhibit 10.21 to Arch Resources’ Form 10-K (File No. 001-13105) for the year ended December 31, 1998 filed on March 2, 1999
10.18	Federal Coal Lease effective as of June 9, 1995 between the U.S. Department of the Interior and Mountain Coal Company	Filed as Exhibit 10.22 to Arch Resources’ Form 10-K (File No. 001-13105) for the year ended December 31, 1998 filed on March 2, 1999
10.19	Federal Coal Lease dated as of January 1, 1999 between the U.S. Department of the Interior and Ark Land Company	Filed as Exhibit 10.23 to Arch Resources’ Form 10-K (File No. 001-13105) for the year ended December 31, 1998 filed on March 2, 1999
10.20	Federal Coal Lease effective as of March 1, 2005 by and between the United States of America and Ark Land LT, Inc. covering the tract of land known as “Little Thunder” in Campbell County, Wyoming	Filed as Exhibit 99.1 to Arch Resources’ Form 8-K (File No. 001-13105) filed on February 10, 2005

Exhibits	Description	Method of Filing
10.21	Modified Coal Lease (WYW71692) executed January 1, 2003 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Rochelle” in Campbell County, Wyoming	Filed as Exhibit 10.24 to Arch Resources’ Form 10-K (File No. 001-13105) for the year ended December 31, 2004 filed on March 11, 2005
10.22	Coal Lease (WYW127221) executed January 1, 1998 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Roundup” in Campbell County, Wyoming	Filed as Exhibit 10.25 to Arch Resources’ Form 10-K (File No. 001-13105) for the year ended December 31, 2004 filed on March 11, 2005
10.23	CONSOL Energy Inc. Deferred Compensation Plan for Non-Employee Directors*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on November 1, 2018
10.24	Employment Agreement of James A. Brock*	Filed as Exhibit 10.1 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.25	Change in Control Severance Agreement for Kurt Salvatori*	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.26	Change in Control Severance Agreement for John Rothka*	Filed as Exhibit 10.6 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.27	Form of Employment Agreement for Executive Officers of Arch and assumed by Core*	Filed as Exhibit 10.4 of Arch Resources’ Form 10-K (File No. 001-13105) for the year ended December 31, 2011 filed on February 29, 2012
10.28	Form Notice of Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.7 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.29	Form Notice of Performance-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.8 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.30	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Spin Recognition (Non-Employee Director)*	Filed as Exhibit 10.9 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.31	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Spin Recognition*	Filed as Exhibit 10.10 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.32	Form Notice of Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on May 8, 2019
10.33	Form Notice of Performance-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on May 8, 2019
10.34	Change in Control Severance Agreement for Miteshkumar Thakkar*	Filed as Exhibit 10.30 to Form 10-K (File No. 001-38147) filed on February 11, 2022
10.35	Form of Notice of Restricted Stock Unit Award Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on May 11, 2020
10.36	Form of Notice of Performance-Based Restricted Stock Unit Award Terms and Conditions for James A. Brock*#	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on May 11, 2020
10.37	Form of Notice of Performance-Based Cash Award*#	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on May 11, 2020
10.38	CONSOL Energy Inc. 2020 Amended and Restated Omnibus Performance Incentive Plan*	Filed as Exhibit 4.4 to Registration Statement on Form S-8 (file No. 333-238173) filed on May 11, 2020
10.39	Form of Notice of Restricted Stock Unit Award Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on August 10, 2020
10.40	Form Notice of Performance-based Cash Award and Terms and Conditions*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on May 4, 2021
10.41	Form Notice of Performance-based Market Share Unit Award and Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on May 4, 2021
10.42	Form of Notice of Restricted Stock Unit Award Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.1 to Form 10-Q (File No. 001-38147) filed on August 3, 2021

Exhibits	Description	Method of Filing
10.43	Amendment to CONSOL Energy Inc. 2020 Amended and Restated Omnibus Performance Incentive Plan, effective as of December 30, 2020 (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on December 31, 2020)	Filed as Exhibit 4.5 to Form S-8 (File No. 001-38147) filed on December 31, 2020
10.44	First Amendment to Employment Agreement of James A. Brock*	Filed as Exhibit 10.45 to Form 10-K (File No. 001-38147) filed on February 12, 2021
10.45	Second Amendment to Employment Agreement of James A. Brock*	Filed as Exhibit 10.44 to Form 10-K (File No. 001-38147) filed on February 11, 2022
10.46	Form of Notice of Restricted Stock Unit Award Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on August 4, 2022
10.47	Form Notice of Performance Based Cash Award and Terms and Conditions*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on May 3, 2022
10.48	Form Notice of Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on May 3, 2022
10.49	2022 Executive Short-Term Incentive Program Terms and Conditions*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on May 3, 2022
10.50	Third Amendment to Employment Agreement of James A. Brock*	Filed as Exhibit 10.52 to Form 10-K (File No. 001-38147) filed on February 10, 2023
10.51	Change in Control Severance Agreement for Miteshkumar Thakkar*	Filed as Exhibit 10.53 to Form 10-K (File No. 001-38147) filed on February 10, 2023
10.52	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on August 8, 2023
10.53	Form Notice of Performance-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on August 8, 2023
10.54	Form Notice of Service-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on August 8, 2023
10.55	2023 Executive Short-Term Incentive Program Terms and Conditions*	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on August 8, 2023
10.56	Form Notice of Performance-based Restricted Stock Unit Award Terms and Conditions*	Filed as Exhibit 10.1 to Form 10-Q (File No. 001-38147) filed on May 7, 2024
10.57	Form Notice of Service-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on May 7, 2024
10.58	2024 Executive Short-Term Incentive Program Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on May 7, 2024
10.59	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.1 to Form 10-Q (File No. 001-38147) filed on August 8, 2024
10.60	Waiver, Acknowledgement and Amendment, dated August 20, 2024, by and between CONSOL Energy Inc. and James A. Brock	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on August 21, 2024
10.61	Form of Indemnification and Advancement Agreement*	Filed as Exhibit 10.3 to Form 8-K (File No. 001-38147) filed on January 15, 2025
10.62	Form of Performance Restricted Stock Unit Award Agreement (Executive 2025 Annual Award)*	Filed as Exhibit 10.96 to Form 10-Q (File No. 001-38147) filed on May 8, 2025
10.63	Form of Restricted Stock Unit Award Agreement (Executive 2025 Annual Award)*	Filed as Exhibit 10.97 to Form 10-Q (File No. 001-38147) filed on May 8, 2025
10.64	Form of Performance Restricted Stock Unit Award Agreement (Executive Start-Up Grant)*	Filed as Exhibit 10.98 to Form 10-Q (File No. 001-38147) filed on May 8, 2025
10.65	Form of Restricted Stock Unit Award Agreement (Executive Start-Up Grant)*	Filed as Exhibit 10.99 to Form 10-Q (File No. 001-38147) filed on May 8, 2025
10.66	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors 2025 Annual Award and Start-Up Grant)*	Filed as Exhibit 10.100 to Form 10-Q (File No. 001-38147) filed on May 8, 2025

Exhibits	Description	Method of Filing
10.67	Receivables Financing Agreement, dated as of July 28, 2025, by and among Core Receivable Company, LLC, as borrower, Core Sales, LLC, as the initial servicer, PNC, as administrative agent and LC bank, PNC CM, as structuring agent, and the lenders from time to time party thereto#^	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on July 31, 2025
10.68	Third Amended and Restated Sale and Contribution Agreement, dated as of July 28, 2025, by and among Core Receivable Company, LLC, Core Sales, LLC, as the initial servicer, and Arch as transferor#	Filed as Exhibit 10.2 to Form 8-K (File No. 001-38147) filed on July 31, 2025
10.69	Third Amended and Restated Purchase and Sale Agreement, dated as of July 28, 2025, by and among Arch, as buyer, Core Sales, LLC, as the initial servicer, and the originators party thereto#	Filed as Exhibit 10.3 to Form 8-K (File No. 001-38147) filed on July 31, 2025
10.70	Fifth Amended and Restated Performance Guaranty, dated as of July 28, 2025, by Core in favor of PNC for the benefit of the secured parties under the Receivables Financing Agreement#	Filed as Exhibit 10.4 to Form 8-K (File No. 001-38147) filed on July 31, 2025
10.71	Separation and Release Agreement, by and between the Company and Paul Lang*	Filed as Exhibit 10.75 to Form 10-Q (File No. 001-38147) filed on November 6, 2025
10.72	Form of Core Natural Resources, Inc. Severance Agreement*	Filed as Exhibit 10.72 to Form 10-K (File No. 001-38147) filed on February 17, 2026
10.73	Form of Performance Restricted Stock Unit Award Agreement (Executive 2026 Annual Award)*	Filed as Exhibit 10.73 to Form 10-Q (File No. 001-38147) filed on May 7, 2026
10.74	Form of Restricted Stock Unit Award Agreement (Executive 2026 Annual Award)*	Filed as Exhibit 10.74 to Form 10-Q (File No. 001-38147) filed on May 7, 2026
10.75	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors 2026 Annual Award)*	Filed as Exhibit 10.75 to Form 10-Q (File No. 001-38147) filed on May 7, 2026
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
95	Mine Safety and Health Administration Safety Data	Filed herewith
101	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2026, furnished in Inline XBRL)	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith
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

CORE NATURAL RESOURCES, INC.

August 6, 2026	By:	/s/ JAMES A. BROCK
James A. Brock
Chair and Chief Executive Officer (Principal Executive Officer)

August 6, 2026	By:	/s/ MITESHKUMAR B. THAKKAR
Miteshkumar B. Thakkar
President and Chief Financial Officer (Principal Financial Officer)

August 6, 2026	By:	/s/ JOHN M. ROTHKA
John M. Rothka
Chief Accounting Officer (Principal Accounting Officer)