Form 10-Q
period 2026-09-30
Core Natural Resources, Inc.
filed 2026-11-05
CIK 1710366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Core Natural Resources, Inc. had 48,696,355 shares of common stock, $0.01 par value, outstanding at October 30, 2026.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CORE NATURAL RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$1,145,087	$1,002,543	$3,370,379	$3,122,310

Costs and Expenses:
Cost of Sales (exclusive of items shown separately below)	947,196	827,472	2,715,370	2,610,342
Depreciation, Depletion and Amortization	159,302	151,006	472,359	441,825
General and Administrative Costs	25,108	34,133	87,856	158,285
Other Operating Income and Expense, net	6,799	1,742	(100,360)	(3,169)
	1,138,405	1,014,353	3,175,225	3,207,283

Income (Loss) from Operations	6,682	(11,810)	195,154	(84,973)

Interest Expense	(10,303)	(10,606)	(33,135)	(28,676)
Interest Income	5,691	7,578	14,950	20,297
Loss on Debt Extinguishment	—	—	—	(11,680)
Non-Service Related Pension and Postretirement Benefit Costs	(5,651)	(6,562)	(16,963)	(19,301)

(Loss) Earnings Before Income Tax	(3,581)	(21,400)	160,006	(124,333)
Income Tax (Benefit) Expense	(12,579)	(52,998)	3,497	(50,098)
Net Income (Loss)	$8,998	$31,598	$156,509	$(74,235)

Earnings (Loss) per Share:
Basic Earnings (Loss) per Share	$0.18	$0.61	$3.11	$(1.44)
Diluted Earnings (Loss) per Share	$0.18	$0.61	$3.11	$(1.44)

Dividends Declared per Common Share	$0.10	$0.10	$0.30	$0.30
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORE NATURAL RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income (Loss)	$8,998	$31,598	$156,509	$(74,235)

Other Comprehensive Income:
Actuarially Determined Long-Term Liability Adjustments (Net of Tax: ($191), ($109), ($573), ($327))	652	378	1,955	1,134
Unrealized (Loss) Gain on Investments in Available-for-Sale Securities (Net of Tax: $54, ($117), ($239), ($164))	(184)	406	816	569
Other Comprehensive Income	468	784	2,771	1,703

Comprehensive Income (Loss)	$9,466	$32,382	$159,280	$(72,532)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORE NATURAL RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	(Unaudited)
	September 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and Cash Equivalents	$428,199	$432,174
Accounts and Notes Receivable:
Trade Receivables, net	395,809	349,233
Other Receivables, net	69,086	53,928
Inventories	370,014	374,759
Other Current Assets	95,684	130,128
Total Current Assets	1,358,792	1,340,222
Total Property, Plant and Equipment—Net	4,305,831	4,386,882
Other Assets:
Funds for Asset Retirement Obligations	155,771	148,874
Pension Benefits	54,765	49,618
Other Noncurrent Assets, net	184,684	204,457
Total Other Assets	395,220	402,949
Total Assets	$6,059,843	$6,130,053
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORE NATURAL RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Dollars in thousands, except share and per share data)

	(Unaudited)
	September 30, 2026	December 31, 2025
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$320,783	$335,623
Current Portion of Long-Term Debt	52,474	98,328
Other Accrued Liabilities	421,252	404,338
Total Current Liabilities	794,509	838,289
Long-Term Liabilities:
Long-Term Debt	403,150	354,160
Postretirement Benefits Other Than Pensions	181,692	186,843
Pneumoconiosis Benefits	254,918	261,201
Asset Retirement Obligations	481,690	496,002
Workers’ Compensation	71,459	70,457
Pension Benefits	20,776	21,111
Deferred Income Taxes	134,385	130,113
Other Noncurrent Liabilities	76,992	93,643
Total Long-Term Liabilities	1,625,062	1,613,530
Total Liabilities	2,419,571	2,451,819
Commitments and Contingent Liabilities (Note 14)
Stockholders’ Equity:
Common Stock, $0.01 Par Value; 125,000,000 Shares Authorized, 48,919,393 Shares Issued and Outstanding at September 30, 2026; 50,975,185 Shares Issued and Outstanding at December 31, 2025	489	510
Capital in Excess of Par Value	2,952,569	2,982,077
Retained Earnings	807,272	818,476
Accumulated Other Comprehensive Loss	(120,058)	(122,829)
Total Stockholders’ Equity	3,640,272	3,678,234
Total Liabilities and Stockholders’ Equity	$6,059,843	$6,130,053
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORE NATURAL RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands, except share and per share data)
(Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
December 31, 2025	$510	$2,982,077	$818,476	$(122,829)	$3,678,234
Net Income	—	—	21,044	—	21,044
Actuarially Determined Long-Term Liability Adjustments (Net of ($191) Tax)	—	—	—	652	652
Investments in Available-for-Sale Securities (Net of $46 Tax)	—	—	—	(157)	(157)
Comprehensive Income	—	—	21,044	495	21,539
Issuance of Common Stock	1	(1)	—	—	—
Repurchases of Common Stock (464,600 Shares)	(5)	(8,538)	(33,380)	—	(41,923)
Excise Tax on Repurchases of Common Stock	—	—	(366)	—	(366)
Employee Stock-Based Compensation	—	6,176	—	—	6,176
Shares Withheld for Taxes	—	(1,646)	—	—	(1,646)
Dividends on Common Shares ($0.10 per share)	—	—	(5,083)	—	(5,083)
Dividend Equivalents Earned on Stock-Based Compensation Awards	—	—	(39)	—	(39)
March 31, 2026	$506	$2,978,068	$800,652	$(122,334)	$3,656,892
Net Income	—	—	126,467	—	126,467
Actuarially Determined Long-Term Liability Adjustments (Net of ($191) Tax)	—	—	—	651	651
Investments in Available-for-Sale Securities (Net of ($339) Tax)	—	—	—	1,157	1,157
Comprehensive Income	—	—	126,467	1,808	128,275
Repurchases of Common Stock (719,904 Shares)	(8)	(13,229)	(49,783)	—	(63,020)
Excise Tax on Repurchases of Common Stock	—	—	(630)	—	(630)
Employee Stock-Based Compensation	—	2,459	—	—	2,459
Shares Withheld for Taxes	—	(32)	—	—	(32)
Dividends on Common Shares ($0.10 per share)	—	—	(5,021)	—	(5,021)
Dividend Equivalents Earned on Stock-Based Compensation Awards	—	—	(46)	—	(46)
June 30, 2026	$498	$2,967,266	$871,639	$(120,526)	$3,718,877
Net Income	—	—	8,998	—	8,998
Actuarially Determined Long-Term Liability Adjustments (Net of ($191) Tax)	—	—	—	652	652
Investments in Available-for-Sale Securities (Net of $54 Tax)	—	—	—	(184)	(184)
Comprehensive Income	—	—	8,998	468	9,466
Repurchases of Common Stock (930,611 Shares)	(9)	(17,101)	(67,541)	—	(84,651)
Excise Tax on Repurchases of Common Stock	—	—	(848)	—	(848)
Employee Stock-Based Compensation	—	2,404	—	—	2,404
Dividends on Common Shares ($0.10 per share)	—	—	(4,932)	—	(4,932)
Dividend Equivalents Earned on Stock-Based Compensation Awards	—	—	(44)	—	(44)
September 30, 2026	$489	$2,952,569	$807,272	$(120,058)	$3,640,272

CORE NATURAL RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
(Dollars in thousands, except share and per share data)
(Unaudited)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
December 31, 2024	$294	$540,412	$1,162,114	$(134,573)	$1,568,247
Net Loss	—	—	(69,277)	—	(69,277)
Actuarially Determined Long-Term Liability Adjustments (Net of ($109) Tax)	—	—	—	378	378
Investments in Available-for-Sale Securities (Net of $72 Tax)	—	—	—	(301)	(301)
Comprehensive (Loss) Income	—	—	(69,277)	77	(69,200)
Issuance of Common Stock	3	(3)	—	—	—
Merger with Arch	243	2,481,125	—	—	2,481,368
Repurchases of Common Stock (1,377,294 Shares)	(14)	(25,296)	(75,949)	—	(101,259)
Employee Stock-Based Compensation	—	36,094	—	—	36,094
Shares Withheld for Taxes	—	(14,068)	—	—	(14,068)
Dividends on Common Shares ($0.10 per share)	—	—	(5,364)	—	(5,364)
Dividend Equivalents Earned on Stock-Based Compensation Awards	—	—	(44)	—	(44)
March 31, 2025	$526	$3,018,264	$1,011,480	$(134,496)	$3,895,774
Net Loss	—	—	(36,556)	—	(36,556)
Actuarially Determined Long-Term Liability Adjustments (Net of ($109) Tax)	—	—	—	378	378
Investments in Available-for-Sale Securities (Net of ($119) Tax)	—	—	—	464	464
Comprehensive (Loss) Income	—	—	(36,556)	842	(35,714)
Repurchases of Common Stock (1,175,905 Shares)	(11)	(21,597)	(60,285)	—	(81,893)
Excise Tax on Repurchases of Common Stock	—	—	(1,245)	—	(1,245)
Employee Stock-Based Compensation	—	(4,067)	—	—	(4,067)
Dividends on Common Shares ($0.10 per share)	—	—	(5,223)	—	(5,223)
Dividend Equivalents Earned on Stock-Based Compensation Awards	—	—	(46)	—	(46)
June 30, 2025	$515	$2,992,600	$908,125	$(133,654)	$3,767,586
Net Income	—	—	31,598	—	31,598
Actuarially Determined Long-Term Liability Adjustments (Net of ($109) Tax)	—	—	—	378	378
Investments in Available-for-Sale Securities (Net of ($117) Tax)	—	—	—	406	406
Comprehensive Income	—	—	31,598	784	32,382
Repurchases of Common Stock (270,834 Shares)	(3)	(5,003)	(14,433)	—	(19,439)
Excise Tax on Repurchases of Common Stock	—	—	(523)	—	(523)
Employee Stock-Based Compensation	—	3,916	—	—	3,916
Dividends on Common Shares ($0.10 per share)	—	—	(5,128)	—	(5,128)
September 30, 2025	$512	$2,991,513	$919,639	$(132,870)	$3,778,794
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORE NATURAL RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net Income (Loss)	$156,509	$(74,235)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	472,359	441,825
Gain on Sale of Assets	(6,116)	(6,159)
Stock-Based Compensation	11,039	35,943
Loss on Debt Extinguishment	—	11,680
Deferred Income Taxes	4,272	(49,650)
Loss from Equity Method Investments	11,933	12,841
Other Adjustments to Net Income (Loss)	4,335	3,294
Changes in Operating Assets:
Accounts and Notes Receivable	(60,907)	(35,767)
Inventories	11,788	(4,091)
Other Current Assets	5,154	(24,360)
Changes in Other Assets	5,322	26,768
Changes in Operating Liabilities:
Accounts Payable	(18,601)	(63,460)
Other Operating Liabilities	15,601	(14,058)
Payments on Asset Retirement Obligations	(30,596)	(25,094)
Changes in Other Liabilities	(37,688)	(37,035)
Net Cash Provided by Operating Activities	544,404	198,442
Cash Flows from Investing Activities:
Capital Expenditures	(269,444)	(203,304)
Proceeds from Sales of Assets	9,599	6,514
Proceeds from Sales of Short-Term Investments	1,157	80,165
Purchases of Short-Term Investments	(16,899)	(4,802)
Net Cash and Restricted Cash Acquired from Merger	—	368,726
Purchase of Arch Tax-Exempt Bonds	—	(98,225)
Investments in DTA	(16,521)	(10,640)
Other Investing Activity	(13,089)	(6,834)
Net Cash (Used in) Provided by Investing Activities	(305,197)	131,600
Cash Flows from Financing Activities:
Payments on Finance Lease Obligations	(26,649)	(8,910)
Proceeds from Long-Term Debt Issuance	—	114,439
Payments on Other Debt	(3,831)	(12,412)
Shares Withheld for Taxes	(1,678)	(14,068)
Repurchases of Common Stock	(189,594)	(202,591)
Debt-Related Financing Fees	—	(20,477)
Payments of Excise Tax on Share Repurchases	(1,977)	(934)
Dividends and Dividend Equivalents Paid	(15,065)	(21,050)
Net Cash Used in Financing Activities	(238,794)	(166,003)
Net Increase in Cash, Cash Equivalents and Restricted Cash	413	164,039
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	601,162	447,542
Cash, Cash Equivalents and Restricted Cash at End of Period	$601,575	$611,581

Non-Cash Investing and Financing Activities:
Equipment Financing	$32,482	$91,638
Equity Issued as Consideration for Merger	$—	$2,481,368
The accompanying notes are an integral part of these condensed consolidated financial statements.

CORE NATURAL RESOURCES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—BASIS OF PRESENTATION:
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for future periods.
The Condensed Consolidated Balance Sheet at December 31, 2025 has been derived from the Audited Consolidated Financial Statements at that date but does not include all disclosures required by GAAP. This Quarterly Report on Form 10-Q (“Report”) should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
All dollar amounts discussed in these Notes to the Condensed Consolidated Financial Statements are in thousands of U.S. dollars, except for share and per share amounts and unless otherwise indicated.
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
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The amendments in this update require that public business entities, at each interim period and on an annual basis: (1) disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization and (e) depreciation, depletion and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption; (2) include certain amounts that are already required to be disclosed under current GAAP; (3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and (4) disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. These amendments may be applied either prospectively or retrospectively. Management is currently evaluating the impact of this guidance but, with the exception of the increased disclosures summarized above, does not expect this update to have a material impact on the Company’s financial statements.
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

The table below sets forth the share-based awards that have been excluded from the computation of diluted earnings (loss) per share because their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Anti-Dilutive Restricted Stock Units	—	51,586	—	81,218
Anti-Dilutive Performance Share Units	88	—	—	41,250
	88	51,586	—	122,468
The computations for basic and diluted earnings (loss) per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net Income (Loss)	$8,998	$31,598	$156,509	$(74,235)

Denominator:
Weighted-Average Shares of Common Stock Outstanding	49,618,078	51,577,732	50,348,454	51,460,427
Effect of Dilutive Shares	70,314	26,749	56,863	—
Weighted-Average Diluted Shares of Common Stock Outstanding	49,688,392	51,604,481	50,405,317	51,460,427

Earnings (Loss) per Share:
Basic	$0.18	$0.61	$3.11	$(1.44)
Diluted	$0.18	$0.61	$3.11	$(1.44)
As of September 30, 2026, the Company had 500,000 shares of preferred stock authorized, none of which were issued or outstanding.
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
The fair value of acquired property, plant and equipment, which primarily includes mineral reserves and real and personal property, was measured using a combination of cost and income approaches based on inputs that were not observable in the market and, as such, were Level 3 fair value measurements. Significant inputs used in the income approach included estimates of forecasted cash flows, which were impacted by estimates of realized coal prices in the determination of forecasted revenue, estimates of forecasted operating and capital expenditures, and others. Significant inputs used in the cost approach included, but were not limited to, the replacement costs for similar assets, relative age of the assets and any potential economic or functional obsolescence associated with the assets. The application of purchase accounting resulted in fair value adjustments of approximately $1.4 billion.
As part of the purchase price allocation, the Company identified certain intangible assets and liabilities related to contracts for which the contractual terms were identified as being favorable or unfavorable in relation to then-current market terms. The gross fair values of the identified intangible assets and liabilities were approximately $84 million and $37 million, which were included in Other Noncurrent Assets, net and Other Noncurrent Liabilities, respectively. The fair values of the identified intangible assets and liabilities were determined using the income approach based on inputs that were not observable in the market and, as such, were Level 3 fair value measurements. Significant inputs to the valuation of the identified intangible assets and liabilities included future revenue estimates, future cost assumptions, estimated contract renewals, a discount rate assumption and an estimated required rate of return on the assets, among others. The identified intangible assets and liabilities are being amortized over each contractual term, which as of the Merger date ranged from one to five years, or a weighted-average period of 1.6 years. Amortization expense was approximately $2 million and $8 million for the three months ended September 30, 2026 and 2025, respectively, and $6 million and $23 million for the nine months ended September 30, 2026 and 2025, respectively. The Company expects to recognize remaining amortization expense of approximately 4% of the total contract value in 2026, 16% in 2027 and the remaining 2% in 2028 and 2029.
The table below summarizes the Company’s results as though the Merger had been consummated on January 1, 2024:

Nine Months Ended September 30, 2025

Revenues (a)	$3,173,017
Net Loss (a)	$(52,109)
(a) Pro forma information has not been provided for the three months ended September 30, 2025 since Arch was fully consolidated for the entire period. Pro forma information for the nine months ended September 30, 2025 includes Arch’s historical results for the January 1, 2025 through January 13, 2025 period prior to the Merger excluding Merger-related costs.
The unaudited pro forma information is based on historical information and is adjusted for depreciation, depletion and amortization related to the fair value adjustments of property, plant and equipment and intangible assets (as discussed above), assuming the fair value adjustments had been applied from January 1, 2024. To give effect to the Merger as if it closed on January 1, 2024, the unaudited pro forma financial information for the nine months ended September 30, 2025 excludes $42,324 of non-recurring pro forma adjustments (before tax) directly attributable to the Merger, which comprised $39,765 of Merger-related costs incurred by the Company subsequent to the closing of the Merger and $2,559 of non-recurring expense related to the fair value adjustment to inventory. The Merger-related costs and non-recurring expense related to the fair value adjustment to inventory incurred subsequent to the closing of the Merger are included in General and Administrative Costs and Cost of Sales, respectively, in the Condensed Consolidated Statement of Income (Loss) for the nine months ended September 30, 2025. Pro forma adjustments were tax-effected at the statutory tax rate of 21% for purposes of calculating net loss in the table above.
The pro forma information does not include any anticipated cost savings or other effects of the Merger. Accordingly, the unaudited pro forma information does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations.
NOTE 3—REVENUE FROM CONTRACTS WITH CUSTOMERS:
The following tables disaggregate the Company’s revenue from contracts with customers by product type and market:

	Three Months Ended September 30, 2026
	Domestic	Export	Total
Power Generation	$353,963	$104,752	$458,715
Industrial	29,368	223,320	252,688
Metallurgical	42,071	378,002	420,073
Total Coal Revenue	$425,402	$706,074	1,131,476
Third-Party Terminal Revenue			9,200
Other Revenue			4,411
Total Revenue from Contracts with Customers			$1,145,087

	Three Months Ended September 30, 2025
	Domestic	Export	Total
Power Generation	$398,529	$84,774	$483,303
Industrial	32,324	178,409	210,733
Metallurgical	47,577	252,168	299,745
Total Coal Revenue	$478,430	$515,351	993,781
Third-Party Terminal Revenue			5,591
Other Revenue			3,171
Total Revenue from Contracts with Customers			$1,002,543

	Nine Months Ended September 30, 2026
	Domestic	Export	Total
Power Generation	$1,056,398	$250,828	$1,307,226
Industrial	81,083	815,805	896,888
Metallurgical	120,343	1,004,045	1,124,388
Total Coal Revenue	$1,257,824	$2,070,678	3,328,502
Third-Party Terminal Revenue			27,644
Other Revenue			14,233
Total Revenue from Contracts with Customers			$3,370,379

	Nine Months Ended September 30, 2025
	Domestic	Export	Total
Power Generation	$1,154,972	$238,671	$1,393,643
Industrial	98,494	587,849	686,343
Metallurgical	115,135	901,281	1,016,416
Total Coal Revenue	$1,368,601	$1,727,801	3,096,402
Third-Party Terminal Revenue			15,087
Other Revenue			10,821
Total Revenue from Contracts with Customers			$3,122,310
Outstanding Performance Obligations
As of September 30, 2026, the Company had outstanding performance obligations to deliver coal related to contracts with customers. For contracts in which volumes and prices per ton were fixed or reasonably estimable, future estimated revenue totaled approximately $3.4 billion. The Company expects to satisfy approximately 24% of these performance obligations in the fourth quarter of 2026, 45% in 2027 and the remainder thereafter. Actual revenue recognized related to these contracts may differ materially due to price adjustments for coal quality and cost escalations, volume optionality provisions or other contractual terms. Revenue associated with contracts containing variable-based pricing mechanisms has been excluded from the figures above as it cannot be reasonably estimated.

NOTE 4—COMPONENTS OF PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS NET PERIODIC BENEFIT COSTS:
The components of Net Periodic Benefit Cost were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025	2026	2025	2026	2025
Service Cost	$300	$275	$900	$825	$29	$38	$86	$108
Interest Cost	5,730	6,343	17,189	19,028	2,347	2,992	7,041	8,884
Expected Return on Plan Assets	(7,478)	(7,565)	(22,436)	(22,695)	—	—	—	—
Amortization of Prior Service Credits	—	—	—	—	(601)	(601)	(1,804)	(1,803)
Recognized Net Actuarial Loss (Gain)	2,468	2,159	7,403	6,475	(1,020)	(683)	(3,059)	(2,052)
Net Periodic Benefit Cost	$1,020	$1,212	$3,056	$3,633	$755	$1,746	$2,264	$5,137
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
NOTE 5—COMPONENTS OF COAL WORKERS' PNEUMOCONIOSIS (CWP) AND WORKERS' COMPENSATION NET PERIODIC BENEFIT COSTS:
The components of Net Periodic Benefit Cost were as follows:

	CWP				Workers' Compensation
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025	2026	2025	2026	2025
Service Cost	$1,690	$2,003	$5,071	$5,809	$3,196	$1,728	$9,586	$5,184
Interest Cost	3,382	3,687	10,145	10,776	502	555	1,504	1,665
Recognized Net Actuarial Loss (Gain)	317	42	952	127	(357)	(460)	(1,069)	(1,380)
State Administrative Fees and Insurance Bond Premiums	—	—	—	—	779	672	2,340	1,802
Net Periodic Benefit Cost	$5,389	$5,732	$16,168	$16,712	$4,120	$2,495	$12,361	$7,271
Insured Workers’ Compensation Fees and Assessments					519	1,601	1,556	4,581
Total Workers’ Compensation Expense					$4,639	$4,096	$13,917	$11,852
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

NOTE 6—INCOME TAXES:
The income tax (benefit) expense for the three and nine months ended September 30, 2026 of ($12,579) and $3,497, respectively, or effective tax rates of 351.3% and 2.2% of (loss) earnings before income tax, respectively, was based on the Company’s annual estimated income tax rate adjusted for discrete items. The effective tax rates for the three and nine months ended September 30, 2026 differed from the U.S. federal statutory rate of 21% primarily due to tax benefits for excess percentage depletion and Section 45X Advanced Manufacturing Production Credits.
The income tax benefit for the three and nine months ended September 30, 2025 of ($52,998) and ($50,098), respectively, or effective tax rates of 247.7% and 40.3% of loss before income tax, respectively, was based on the Company’s annual estimated income tax rate adjusted for discrete items. The effective tax rates for the three and nine months ended September 30, 2025 differed from the U.S. federal statutory rate of 21% primarily due to the tax benefit for excess percentage depletion. The tax provision also included discrete tax adjustments primarily related to transaction costs and equity compensation.
NOTE 7—CASH, CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS:
The following table disaggregates the Company’s cash, cash equivalents and restricted cash, which reconciles to the total shown on the Condensed Consolidated Statements of Cash Flows:

	September 30,
	2026	2025
Cash and Cash Equivalents	$428,199	$444,672
Restricted Cash—Current (a)	38,242	42,036
Restricted Cash—Noncurrent (a)	135,134	124,873
Cash, Cash Equivalents and Restricted Cash	$601,575	$611,581
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
The Company has certain short-term investments, primarily comprising highly liquid U.S. Treasury securities, corporate bonds and certificates of deposit. These investments are held in the custody of financial institutions. The investments outstanding are classified as available-for-sale investments, mature within 12 months of the acquisition date and are classified as current assets accordingly.
The Company’s available-for-sale investments were as follows:

	September 30, 2026
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized
			Gains	Losses	Fair Value
Fixed Income Investments	$15,847	$—	$—	$(174)	$15,673
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
The following table provides a reconciliation of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable and other non-trade contractual arrangements to present the net amount expected to be collected:

	Trade Receivables	Other Non-Trade Contractual Arrangements
Beginning Balance, December 31, 2025	$645	$6,753
Provision for Expected Credit Losses	3,421	(94)
Ending Balance, September 30, 2026	$4,066	$6,659
NOTE 9—INVENTORIES:
Inventories consisted of the following:

	September 30, 2026	December 31, 2025
Coal	$156,926	$148,891
Supplies	213,088	225,868
Total Inventories	$370,014	$374,759
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
At September 30, 2026, the Company’s eligible accounts receivable yielded $250,000 of borrowing capacity. At September 30, 2026, the facility had no outstanding borrowings and $187,739 of letters of credit outstanding, leaving $62,261 of unused borrowing capacity. At December 31, 2025, the Company’s eligible accounts receivable yielded $185,122 of borrowing capacity. At December 31, 2025, the facility had no outstanding borrowings and $158,282 of letters of credit outstanding, leaving $26,840 of unused borrowing capacity. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.
NOTE 11—PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment consisted of the following:

	September 30, 2026	December 31, 2025
Plant and Equipment	$5,141,618	$4,876,926
Coal Properties and Surface Lands	2,245,379	2,241,915
Mine Development	690,642	690,845
Airshafts	648,686	591,146
Advance Mining Royalties	331,368	329,970
Total Property, Plant and Equipment	9,057,693	8,730,802
Less: Accumulated Depreciation, Depletion and Amortization	4,751,862	4,343,920
Total Property, Plant and Equipment—Net	$4,305,831	$4,386,882
As of September 30, 2026 and December 31, 2025, property, plant and equipment included gross assets under finance leases of $169,537 and $71,462, respectively. Accumulated amortization for finance leases was $45,236 and $15,230 at September 30, 2026 and December 31, 2025, respectively. Amortization expense for assets under finance leases was $12,744 and $3,358 for the three months ended September 30, 2026 and 2025, respectively, and $30,811 and $9,315 for the nine months ended September 30, 2026 and 2025, respectively, and is included in Depreciation, Depletion and Amortization in the accompanying Condensed Consolidated Statements of Income (Loss).

NOTE 12—OTHER ACCRUED LIABILITIES:
Other accrued liabilities consisted of the following:

	September 30, 2026	December 31, 2025
Subsidence Liability	$117,386	$113,352
Accrued Compensation and Benefits	87,313	73,783
Accrued Other Taxes	42,721	53,038
Other	73,942	63,951
Current Portion of Long-Term Liabilities:
Asset Retirement Obligations	38,738	38,738
Pneumoconiosis Benefits	23,886	24,539
Workers' Compensation	18,896	18,241
Postretirement Benefits Other than Pensions	18,370	18,696
Total Other Accrued Liabilities	$421,252	$404,338
NOTE 13—LONG-TERM DEBT:
Long-term debt consisted of the following:

	September 30, 2026	December 31, 2025
Finance Lease Obligations (6.95% and 6.60% Weighted-Average Interest Rates)	$130,180	$57,666
WVEDA Solid Waste Disposal Facility Revenue Bonds at 5.45%	106,355	106,355
MEDCO Port Facilities Refunding Revenue Bonds at 5.00%	102,865	102,865
PEDFA Solid Waste Disposal Facility Revenue Bonds at 5.45%	97,560	97,560
Equipment Financing (6.71% and 7.55% Weighted-Average Interest Rates)	12,941	79,665
Advance Royalty Commitments (8.04% Weighted-Average Interest Rates)	11,407	11,407
Other Debt Arrangements	325	3,509
Less: Unamortized Debt Issuance Costs	(6,009)	(6,539)
	455,624	452,488
Less: Current Portion of Long-Term Debt	(52,474)	(98,328)
Long-Term Debt	$403,150	$354,160
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
Borrowings under the Revolving Credit Facility bear interest at a floating rate that is, at the Company’s option, either (i) SOFR plus a SOFR adjustment of 0.10% plus an applicable margin or (ii) an alternate base rate plus an applicable margin. The applicable margin for the Revolving Credit Facility depends on the Company’s total net leverage ratio, and this rate resets quarterly. Obligations under the Revolving Credit Facility are guaranteed by subsidiaries of the Company that own any portion of the Pennsylvania Mining Complex, the Core Marine Terminal and specified coal reserves and, subject to certain customary exceptions and agreed materiality thresholds, all other existing or future direct or indirect wholly-owned restricted subsidiaries of the Company, including subsidiaries acquired pursuant to the Merger. The obligations are secured by, subject to certain exceptions (including a limitation on pledges of equity interests in certain subsidiaries and certain thresholds with respect to real property), a first-priority lien on the Company’s and certain subsidiaries’ significant assets.
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
The Company’s first lien gross leverage ratio was 0.19 to 1.00 at September 30, 2026. The Company’s total net leverage ratio was 0.01 to 1.00 at September 30, 2026. The Company’s interest coverage ratio was 31.93 to 1.00 at September 30, 2026. The Company was in compliance with all covenants under the Revolving Credit Facility as of September 30, 2026.
At September 30, 2026, the Revolving Credit Facility had no borrowings outstanding and $78,152 of letters of credit outstanding, leaving $521,848 of unused borrowing capacity. At December 31, 2025, the Revolving Credit Facility had no borrowings outstanding and $110,098 of letters of credit outstanding, leaving $489,902 of unused borrowing capacity. From time to time, the Company is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies’ statutes and regulations. The Company sometimes uses letters of credit to satisfy these requirements, and these letters of credit reduce the Company’s borrowing facility capacity.
The SPVs are not guarantors of the Revolving Credit Facility, and the SPVs hold the assets pledged to the lenders or sell the assets to the lenders in the securitization facility. The SPVs had total assets of $392,368 and $350,156, mainly comprising $390,223 and $347,093 of trade receivables, net, at September 30, 2026 and December 31, 2025, respectively. Net income attributable to the SPVs was $15 and $3,776 for the three months ended September 30, 2026 and 2025, respectively, and $2,521 and $8,408 for the nine months ended September 30, 2026 and 2025, respectively, which was primarily attributable to intercompany fees paid to purchase the receivables, which have been eliminated in the condensed consolidated financial statements contained within this Report. During the nine months ended September 30, 2026 and 2025, there were no borrowings or payments under the accounts receivable securitization facilities. See Note 10—Accounts Receivable Securitization for additional information.
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
As a result of these transactions, a loss of $11,680 was incurred and is included in Loss on Debt Extinguishment on the Condensed Consolidated Statements of Income (Loss) for the nine months ended September 30, 2025.
NOTE 14—COMMITMENTS AND CONTINGENT LIABILITIES:
The Company is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes and other claims and actions arising out of the normal course of business. The Company accrues the estimated loss for these lawsuits and claims when the loss is probable and reasonably estimable. The Company’s estimated accruals related to pending claims not discussed below, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of the Company as of September 30, 2026. It is possible that the aggregate loss in the future with respect to these lawsuits and claims could ultimately be material to the Company’s financial position, results of operations or cash flows; however, such amounts cannot be reasonably estimated. The amount claimed against the Company as of September 30, 2026 is disclosed below when an amount is expressly stated in the lawsuit or claim, which is not often the case.
United Mine Workers of America 1992 Benefit Plan Litigation: In 2013, Murray Energy and its subsidiaries (“Murray”) entered into a stock purchase agreement (the “Murray sale agreement”) with the Company’s former parent, pursuant to which Murray acquired the stock of Consolidation Coal Company and certain subsidiaries and certain other assets and liabilities. At the time of sale, the liabilities included certain retiree medical liabilities under the Coal Industry Retiree Health Benefit Act of 1992 (“Coal Act”) and certain federal black lung liabilities under the Black Lung Benefits Act (“BLBA”). Murray filed for Chapter 11 bankruptcy in October 2019. As part of the bankruptcy proceedings, Murray unilaterally entered into a settlement with the United Mine Workers of America 1992 Benefit Plan (the “1992 Benefit Plan”) to transfer retirees in the Murray Energy Section 9711 Plan to the 1992 Benefit Plan. This was approved by the bankruptcy court on April 30, 2020. On May 2, 2020, the 1992 Benefit Plan filed an action in the U.S. District Court for the District of Columbia asking the court to make a determination whether the Company’s former parent or the Company has any continuing retiree medical liabilities under the Coal Act (the “1992 Plan Lawsuit”). The Murray sale agreement includes indemnification by Murray with respect to the Coal Act and BLBA liabilities. In addition, the Company had agreed to indemnify its former parent relative to certain pre-separation liabilities. As of September 16, 2020, the Company entered into a settlement agreement with Murray and withdrew its claims in bankruptcy. On September 11, 2020, the defendants in the 1992 Plan Lawsuit filed a Motion to Dismiss Plaintiffs’ Second Amended Complaint which was denied by the Court on March 29, 2022. In October 2025, both parties filed motions for summary judgment. In the 1992 Benefit Plan’s summary judgment motion, it alleged it is entitled to recover reimbursement for unpaid monthly benefit premiums from the beginning of the lawsuit to present in the amount of $64.8 million, plus interest and damages totaling $25.6 million, as well as an unspecified amount of attorneys’ fees. Based upon limited information available at the time of the Murray bankruptcy, the Company estimated that the future annual servicing costs of these liabilities in 2026 are approximately $10.0 million, and the annual servicing cost would decline each year since the beneficiaries of the Coal Act consist principally of miners who retired prior to 1994. No ruling has been issued by the judge. The Company will continue to vigorously defend any claims that attempt to transfer any of such liabilities directly or indirectly to the Company, including raising all applicable defenses against the 1992 Benefit Plan’s suit. With respect to this lawsuit, while a loss is reasonably possible, it is not probable and, as a result, no accrual has been recorded.
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
Employee-related financial guarantees have primarily been provided to support the 1992 Benefit Plan and federal black lung and various state workers’ compensation self-insurance programs. Environmental financial guarantees have primarily been provided to support various performance bonds related to reclamation and other environmental issues. Other financial guarantees have been extended to support sales contracts, insurance policies, surety indemnity agreements, legal matters, full and timely payments of mining equipment leases and various other items necessary in the normal course of business. These amounts represent the maximum potential of total future payments that the Company could be required to make under these instruments. Certain letters of credit included in the table below were issued against other commitments included in this table. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these commitments are recorded as liabilities in the financial statements. The Company’s management believes that these commitments will not have a material adverse effect on the Company’s financial condition. The following is a summary of the financial guarantees and letters of credit to certain third parties as of September 30, 2026:

	Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$119,579	$102,667	$16,912	$—	$—
Environmental	398	398	—	—	—
Other	145,914	110,149	35,765	—	—
Total Letters of Credit	$265,891	$213,214	$52,677	$—	$—
Surety Bonds:
Employee-Related	$117,070	$107,620	$9,450	$—	$—
Environmental	888,061	666,241	221,820	—	—
Other	88,353	16,897	71,456	—	—
Total Surety Bonds	$1,093,484	$790,758	$302,726	$—	$—
The Company regularly evaluates the likelihood of default for all guarantees based on an expected loss analysis and records the fair value, if any, of its guarantees as an obligation in the financial statements.
Business Interruption Insurance Recoveries
On March 26, 2024, a container ship struck a support column of the Francis Scott Key Bridge in Baltimore, Maryland causing it to collapse, which suspended vessel access to, and export capability from, the Core Marine Terminal, located in the Port of Baltimore. On May 20, 2024, a limited access channel in the Chesapeake Bay was opened to commercial vessel traffic; the permanent 700-foot wide, 50-foot deep channel was restored and opened on June 10, 2024. Total insurance recoveries related to the Francis Scott Key Bridge collapse business interruption insurance claim were $40,000, of which $6,135 and $997 were recorded in the nine months ended September 30, 2026 and 2025, respectively, in Other Operating Income and Expense, net on the Condensed Consolidated Statements of Income (Loss).
On January 13, 2025, a combustion-related activity was reported at the Leer South mine, located in Barbour County, West Virginia, prompting the Company to temporarily seal the active longwall panel. Company personnel and regulatory officials re-entered the sealed area of the mine on June 10, 2025. However, on June 26, 2025, the operating team found it necessary to evacuate the mine again and begin restoring pumpable seals to the affected area in the wake of an increase in carbon monoxide levels. In December 2025, the Company recovered the major longwall mining equipment, repositioned it and resumed longwall operations. Following the repositioning, the Company permanently sealed the affected area. Total insurance recoveries related to the Leer South insurance claim were $154,500, of which $114,934 represented business interruption insurance recoveries that were recorded in the nine months ended September 30, 2026 in Other Operating Income and Expense, net on the Condensed Consolidated Statements of Income (Loss).
NOTE 15—DERIVATIVES:
Diesel Price Risk Management Positions
The Company may sell or purchase forward contracts, swaps and options in the over-the-counter diesel market in order to manage its exposure to diesel prices. The Company has exposure to the risk of fluctuating diesel prices related to the amount of diesel fuel consumed during its operations. As of September 30, 2026 and December 31, 2025, the Company held diesel-related financial contracts to buy an aggregate notional volume of 0.6 million gallons and 3.6 million gallons, respectively, which will be settled throughout 2026.
The Company has master netting agreements with all of its counterparties that allow for the settlement of contracts in an asset position with contracts in a liability position in the event of default or termination. Such netting arrangements reduce the Company’s credit exposure related to these counterparties to the extent the Company has any liability to such counterparties. For classification purposes, the Company records the net fair value of all the positions with a given counterparty as a net asset or liability in the Condensed Consolidated Balance Sheets. At September 30, 2026 and December 31, 2025, the net fair value of derivatives was $1,351 and $345, respectively, which was included in Other Current Assets in the accompanying Condensed Consolidated Balance Sheets.
The Company did not apply cash flow hedge accounting treatment for its commodity derivative financial instruments; therefore, changes in fair value, including accruals for cash payments and unrealized and realized gains and losses, are reflected in current earnings. During the three and nine months ended September 30, 2026, the Company recorded changes in fair value totaling net gains of $1,639 and $4,915, respectively, in Other Operating Income and Expense, net on the accompanying Condensed Consolidated Statements of Income (Loss).
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

The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at			Fair Value Measurements at
	September 30, 2026			December 31, 2025
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Fixed Income Investments	$15,673	$—	$—	$—	$—	$—
Water Treatment Trust Funds (a)	$20,637	$—	$—	$17,289	$—	$—
Commodity Derivatives	$—	$1,351	$—	$—	$345	$—
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
The carrying amounts and fair values of financial instruments for which the fair value option was not elected were as follows:

	September 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt (Excluding Debt Issuance Costs)	$461,633	$478,198	$459,027	$474,976
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

Reportable segment results for the three months ended September 30, 2026 were as follows:

	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Total
Revenues from External Customers	$580,969	$355,364	$195,143	$9,200
Intersegment Terminal Revenues	—	—	—	15,490
	580,969	355,364	195,143	24,690	$1,156,166
Reconciliation of Revenue:
Other Revenues (a)					4,411
Elimination of Intersegment Terminal Revenues					(15,490)
Total Consolidated Revenues					1,145,087
Less: (b)
Cash Costs of Revenue	341,106	227,669	181,541	8,152
Transportation Costs	115,240	60,911	2,944	—
Adjusted EBITDA	$124,623	$66,784	$10,658	$16,538	$218,603

Reconciliation of Segment Profit or Loss Measure to Consolidated Loss Before Income Tax:
Other Profit or Loss (a)					3,116
Depreciation, Depletion and Amortization					(159,302)
General and Administrative Costs					(25,108)
Interest Expense					(10,303)
Interest Income					5,691
Non-Service Related Pension and Postretirement Benefit Costs					(5,651)
Closed and Idle Mine Costs					(4,048)
Other Operating Income and Expense, net					(6,799)
Other Costs					(19,780)
Loss Before Income Tax					$(3,581)
(a) Revenue and profit or loss from segments below the quantitative thresholds are attributable to the revenue and expense from various corporate and diversified business activities excluded from our reportable segments.
(b) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Corporate and Other (a)	Consolidated
Segment Assets (b)	$1,952,642	$1,918,288	$250,185	$95,592	$1,843,136	$6,059,843
Depreciation, Depletion and Amortization	$66,829	$69,914	$8,484	$1,591	$12,484	$159,302
Capital Expenditures	$57,242	$17,051	$8,581	$4,441	$7,131	$94,446
(a) Includes various corporate and diversified business activities excluded from our reportable segments to reconcile to consolidated totals.
(b) Represents assets as of September 30, 2026.

Reportable segment results for the three months ended September 30, 2025 were as follows:

	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Total
Revenues from External Customers	$514,721	$292,694	$186,366	$5,591
Intersegment Terminal Revenues	—	—	—	14,187
	514,721	292,694	186,366	19,778	$1,013,559
Reconciliation of Revenue:
Other Revenues (a)					3,171
Elimination of Intersegment Terminal Revenues					(14,187)
Total Consolidated Revenues					1,002,543
Less: (b)
Cash Costs of Revenue	293,002	209,285	169,945	7,626
Transportation Costs	82,550	66,912	2,830	—
Other Segment Items (c)	—	(975)	—	—
Adjusted EBITDA	$139,169	$17,472	$13,591	$12,152	$182,384

Reconciliation of Segment Profit or Loss Measure to Consolidated Loss Before Income Tax:
Other Profit or Loss (a)					679
Depreciation, Depletion and Amortization					(151,006)
General and Administrative Costs					(34,133)
Interest Expense					(10,606)
Interest Income					7,578
Non-Service Related Pension and Postretirement Benefit Costs					(6,562)
Closed and Idle Mine Costs					(5,080)
Other Operating Income and Expense, net					(1,742)
Other Costs					(2,912)
Loss Before Income Tax					$(21,400)
(a) Revenue and profit or loss from segments below the quantitative thresholds are attributable to the revenue and expense from various corporate and diversified business activities excluded from our reportable segments.
(b) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(c) Other segment items include fire extinguishment and idle costs and insurance proceeds associated with the Leer South combustion-related event.

	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Corporate and Other (a)	Consolidated
Segment Assets (b)	$2,179,909	$2,140,661	$422,024	$92,521	$1,360,773	$6,195,888
Depreciation, Depletion and Amortization	$52,842	$65,381	$8,795	$1,398	$22,590	$151,006
Capital Expenditures	$40,642	$2,719	$1,876	$3,104	$956	$49,297
(a) Includes various corporate and diversified business activities excluded from our reportable segments to reconcile to consolidated totals.
(b) Represents assets as of September 30, 2025.

Reportable segment results for the nine months ended September 30, 2026 were as follows:

	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Total
Revenues from External Customers	$1,745,923	$1,063,982	$518,597	$27,644
Intersegment Terminal Revenues	—	—	—	48,204
	1,745,923	1,063,982	518,597	75,848	$3,404,350
Reconciliation of Revenue:
Other Revenues (a)					14,233
Elimination of Intersegment Terminal Revenues					(48,204)
Total Consolidated Revenues					3,370,379
Less: (b)
Cash Costs of Revenue	994,069	677,210	495,815	25,558
Transportation Costs	336,992	197,506	9,044	—
Other Segment Items (c)	—	(135,150)	—	—
Adjusted EBITDA	$414,862	$324,416	$13,738	$50,290	$803,306

Reconciliation of Segment Profit or Loss Measure to Consolidated Earnings Before Income Tax:
Other Profit or Loss (a)					4,838
Depreciation, Depletion and Amortization					(472,359)
General and Administrative Costs					(87,856)
Interest Expense					(33,135)
Interest Income					14,950
Non-Service Related Pension and Postretirement Benefit Costs					(16,963)
Closed and Idle Mine Costs					(12,815)
Other Operating Income and Expense, net					(14,574)
Other Costs					(25,386)
Earnings Before Income Tax					$160,006
(a) Revenue and profit or loss from segments below the quantitative thresholds are attributable to the revenue and expense from various corporate and diversified business activities excluded from our reportable segments.
(b) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(c) Other segment items include insurance proceeds associated with the Leer South combustion-related event.

	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Corporate and Other (a)	Consolidated
Segment Assets (b)	$1,952,642	$1,918,288	$250,185	$95,592	$1,843,136	$6,059,843
Depreciation, Depletion and Amortization	$180,547	$217,031	$24,989	$4,570	$45,222	$472,359
Capital Expenditures	$170,833	$51,218	$15,413	$10,434	$21,546	$269,444
(a) Includes various corporate and diversified business activities excluded from our reportable segments to reconcile to consolidated totals.
(b) Represents assets as of September 30, 2026.

Reportable segment results for the nine months ended September 30, 2025 were as follows:

	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Total
Revenues from External Customers	$1,663,307	$897,268	$535,827	$15,087
Intersegment Terminal Revenues	—	—	—	48,488
	1,663,307	897,268	535,827	63,575	$3,159,977
Reconciliation of Revenue:
Other Revenues (a)					10,821
Elimination of Intersegment Terminal Revenues					(48,488)
Total Consolidated Revenues					3,122,310
Less: (b)
Cash Costs of Revenue	927,621	634,425	471,349	23,028
Transportation Costs	275,363	210,982	8,030	—
Other Segment Items (c)	—	56,674	—	—
Adjusted EBITDA	$460,323	$(4,813)	$56,448	$40,547	$552,505

Reconciliation of Segment Profit or Loss Measure to Consolidated Loss Before Income Tax:
Other Profit or Loss (a)					2,291
Depreciation, Depletion and Amortization					(441,825)
General and Administrative Costs					(158,285)
Interest Expense					(28,676)
Interest Income					20,297
Loss on Debt Extinguishment					(11,680)
Non-Service Related Pension and Postretirement Benefit Costs					(19,301)
Closed and Idle Mine Costs					(14,644)
Other Operating Income and Expense, net					3,169
Other Costs					(28,184)
Loss Before Income Tax					$(124,333)
(a) Revenue and profit or loss from segments below the quantitative thresholds are attributable to the revenue and expense from various corporate and diversified business activities excluded from our reportable segments.
(b) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(c) Other segment items include fire extinguishment and idle costs and insurance proceeds associated with the Leer South combustion-related event.

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
(b) Represents assets as of September 30, 2025.
In the three and nine months ended September 30, 2026 and 2025, no individual customer accounted for more than 10% of consolidated revenues.
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
During the nine months ended September 30, 2026 and 2025, the Company repurchased and retired 2,115,115 and 2,824,033 shares, respectively, of the Company’s common stock at an average price of $89.64 and $71.74 per share, respectively.
NOTE 19—SUBSEQUENT EVENTS:
On November 5, 2026, the Company announced a $0.10 per share dividend in an aggregate amount of approximately $5 million, payable on December 15, 2026 to all stockholders of record as of November 30, 2026.

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
Recent Developments
Dominion Terminal
We have a 35% ownership interest in DTA, which operates the Dominion Terminal, a coal export terminal in Newport News, Virginia. Through our storage capacity at DTA, we fulfill a broad range of coal quality requirements for our customers. In June 2026, the majority partner announced a key piece of equipment, a stacker reclaimer machine, at DTA sustained significant damage due to high winds from a storm. DTA leadership, as part of DTA’s insurance claims process, is in contact with its insurance providers to evaluate its options and work on developing an action plan. The terminal remains operational, but the damage to the stacker reclaimer has resulted in a slowdown in handling coal from certain areas of the stockpile yard until equipment replacement or repairs or other workarounds can be put in place. As of September 30, 2026, this event has not had a material impact; however, further disruptions or delays could affect our operations, financial results or liquidity.
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
Combustion-Related Activity at Leer South Mine
On January 13, 2025, a combustion-related activity was reported at the Leer South mine, located in Barbour County, West Virginia. The Company temporarily sealed the Leer South mine’s active longwall panel in order to extinguish such activity. The Company resumed development work with continuous miners in February 2025, and Company personnel and regulatory officials re-entered the sealed area of the mine on June 10, 2025. Thereafter, ventilation to the full mine was re-established, hydraulic pressure along the longwall face was restored and an extensive evaluation of the mine’s major equipment and infrastructure was conducted. As expected, the longwall suffered insignificant damage from the combustion event, and major components and systems remained in good condition. On June 26, 2025, the operating team found it necessary to evacuate the mine again and began restoring pumpable seals to the affected area in the wake of an increase in carbon monoxide levels. In December 2025, the Company recovered the major longwall mining equipment, repositioned it and resumed longwall operations. Following the repositioning, the Company permanently sealed the affected area.
The Company incurred fire extinguishment and idle costs of $101 million at Leer South in 2025 for which it has pursued recoveries under its relevant insurance policies. In June 2026, the Company settled the Leer South insurance claim for total recoveries of $154.5 million, of which $135.1 million was recorded during the nine months ended September 30, 2026 and $19.4 million was recorded during the three and nine months ended September 30, 2025. Of the total recoveries of $154.5 million, the portion attributable to business interruption insurance was $114.9 million, which was recorded during the nine months ended September 30, 2026.
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
Results of Operations: Three Months Ended September 30, 2026 Compared with the Three Months Ended September 30, 2025
Revenues
The Company’s revenues primarily include sales to customers of coal produced at our operations and, to a lesser extent, coal purchased from third parties. The Company’s revenues also include third-party transloading services at the Port of Baltimore, as well as other revenues generated from customers.
Our mines in West Virginia produce a premium metallurgical product used in the global steel industry. Our surface mines in the Powder River Basin (“PRB”) produce thermal coal for sale into domestic and international markets. Our thermal longwall mines produce a high-quality, high calorific value thermal product that can compete effectively in seaborne markets.
Consolidated revenues in the three months ended September 30, 2026 were $143 million higher than the three months ended September 30, 2025 due to increases in the High CV Thermal, Metallurgical, PRB and Core Marine Terminal segments of $66 million, $63 million, $9 million and $5 million, respectively. The increase in the High CV Thermal segment was mainly due to higher sales tons. The increase in the Metallurgical segment was primarily attributable to higher benchmark pricing, higher sales tons and a more favorable product mix compared to the prior year period. The increase in the PRB segment was largely attributable to higher sales tons in the current year period. See the discussion in “Operational Performance” below for further information about segment results.
Cost of Sales
Cost of sales includes items such as direct operating costs, royalties, production taxes and credits, direct administration costs and transportation costs. Our consolidated cost of sales in the three months ended September 30, 2026 increased $120 million compared to the three months ended September 30, 2025 principally due to increases in the High CV Thermal, Metallurgical, PRB and Core Marine Terminal segments of $81 million, $13 million, $13 million and $1 million, respectively. The increase in the High CV Thermal segment was primarily driven by higher sales tons as well as increased export logistics and transportation obligations compared to the prior year period. The increase in the Metallurgical segment was primarily due to increased sales tons, partially offset by the impact of Section 45X tax credits. The increase in the PRB segment was largely due to higher sales tons in the current year period and increased fuel costs due to higher diesel prices compared to the prior year period. In addition, cost of sales increased due to higher non-active mining costs when compared to the prior year period. See the discussion in “Operational Performance” below for further information about segment results.
Depreciation, Depletion and Amortization
On a consolidated basis, depreciation, depletion and amortization costs were $159 million for the three months ended September 30, 2026, compared to $151 million for the three months ended September 30, 2025. The increase was primarily due to additional assets placed into service.
General and Administrative Costs
On a consolidated basis, general and administrative costs were $25 million for the three months ended September 30, 2026, compared to $34 million for the three months ended September 30, 2025. The $9 million decrease in the period-to-period comparison was primarily due to lower Merger-related costs and ongoing synergies, specifically related to lower professional and consulting services and severance and benefit costs, as well as lower headcount.

Other Operating Income and Expense, net
Other operating income and expense, net consisted of the following items:

	Three Months Ended September 30,
	2026	2025	Variance
Royalty Income - Non-Operated Coal	$6	$9	$(3)
Land Holding and Administrative Costs	(5)	(10)	5
Other	(8)	(1)	(7)
Total Other Operating Income and Expense, net	$(7)	$(2)	$(5)
Other includes various items, such as an increase in certain litigation costs of $4 million and various non-mining related costs, none of which were individually significant in either period.
Interest Expense and Interest Income
On a consolidated basis, interest expense was $10 million for the three months ended September 30, 2026, compared to $11 million for the three months ended September 30, 2025.
Interest income decreased $2 million in the period-to-period comparison primarily due to changes in interest rates.
Non-Service Related Pension and Postretirement Benefit Costs
Non-service related pension and postretirement benefit costs decreased $1 million in the period-to-period comparison primarily due to the impact of changes in actuarial assumptions made at the beginning of each year.
Results of Operations: Nine Months Ended September 30, 2026 Compared with the Nine Months Ended September 30, 2025
Revenues
Consolidated revenues in the nine months ended September 30, 2026 were $248 million higher than the nine months ended September 30, 2025 due to increases in the High CV Thermal, Metallurgical and Core Marine Terminal segments of $83 million, $167 million and $12 million, respectively, partially offset by a decrease in the PRB segment of $17 million. The increase in the High CV Thermal segment was mainly due to higher sales tons. The increase in the Metallurgical segment was primarily attributable to higher benchmark pricing, higher sales tons and a more favorable product mix compared to the prior year period. The decrease in the PRB segment was largely attributable to lower sales tons. See the discussion in “Operational Performance” below for further information about segment results.
Cost of Sales
Our consolidated cost of sales in the nine months ended September 30, 2026 increased $105 million compared to the nine months ended September 30, 2025 primarily due to increases in the High CV Thermal, PRB and Core Marine Terminal segments of $128 million, $29 million and $3 million, respectively, partially offset by a $48 million decrease in the Metallurgical segment. The increase in the High CV Thermal segment was primarily related to higher sales tons and increased export logistics and transportation obligations compared to the prior year period. Our operations were impacted by increased electricity, fuel and explosives costs due to higher diesel prices compared to the prior year period, which were primary drivers for the increased cost of sales in the PRB segment compared to the prior year period. The decrease in the Metallurgical segment was primarily due to a production decrease at our higher-cost continuous miner operations as well as the impact of Section 45X tax credits, partially offset by a production increase at our lower-cost longwall operations. In addition to these changes, non-active mining costs decreased when compared to the prior year period, which partially offset the overall increase. See the discussion in “Operational Performance” below for further information about segment results.
Depreciation, Depletion and Amortization
On a consolidated basis, depreciation, depletion and amortization costs were $472 million for the nine months ended September 30, 2026, compared to $442 million for the nine months ended September 30, 2025, resulting in a $31 million increase. The increase was primarily attributable to additional assets placed into service.

General and Administrative Costs
On a consolidated basis, general and administrative costs were $88 million for the nine months ended September 30, 2026, compared to $158 million for the nine months ended September 30, 2025. The $70 million decrease in the period-to-period comparison was primarily due to non-recurring Merger-related transaction costs incurred during the nine months ended September 30, 2025, including fees paid to financial, legal and accounting advisors, severance and benefit costs, filing fees and debt restructuring costs. The remaining decrease related to lower headcount resulting from the synergies of the Merger.
Other Operating Income and Expense, net
Other operating income and expense, net consisted of the following items:

	Nine Months Ended September 30,
	2026	2025	Variance
Business Interruption Insurance Proceeds	$121	$1	$120
Royalty Income - Non-Operated Coal	18	23	(5)
Gain on Sale of Assets	6	6	—
Land Holding and Administrative Costs	(20)	(19)	(1)
Other	(25)	(8)	(17)
Total Other Operating Income and Expense, net	$100	$3	$97
Business interruption insurance proceeds recorded in the nine months ended September 30, 2026 related to the final resolutions of the Leer South and the Francis Scott Key Bridge collapse insurance claims.
Other includes various items, such as the change in the provision for expected credit losses of $4 million, an increase in certain litigation costs of $6 million and various non-mining related costs, none of which were individually significant in either period.
Interest Expense and Interest Income
On a consolidated basis, interest expense was $33 million for the nine months ended September 30, 2026, compared to $29 million for the nine months ended September 30, 2025. The $4 million increase in the period-to-period comparison was primarily due to interest incurred on new equipment financing arrangements, as well as additional interest on the Series 2025 Bonds (as defined below).
Interest income decreased $5 million in the period-to-period comparison primarily due to changes in interest rates.
Loss on Debt Extinguishment
Loss on debt extinguishment of $12 million was recorded in the nine months ended September 30, 2025 due to the amendment of the Company’s Revolving Credit Facility and the refinancing of the Series 2025 Bonds.
Non-Service Related Pension and Postretirement Benefit Costs
Non-service related pension and postretirement benefit costs decreased $2 million in the period-to-period comparison primarily due to the impact of changes in actuarial assumptions made at the beginning of each year.
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
We believe that realized coal revenue and realized coal revenue per ton sold better reflect our revenue for the quality of coal sold and our operating results by including all income from coal sales. We believe cash cost of coal sold, cash cost of coal sold per ton and cash margin per ton sold normalize the volatility contained within comparable measures prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) by adjusting for certain non-operating or non-cash transactions. We believe that adjusted EBITDA provides a helpful measure of comparing our operating performance with the performance of other companies that have different financing, capital structures and tax rates than ours. Each of these non-GAAP measures is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:
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

	Three Months Ended September 30, 2026
	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Idle and Other	Eliminations	Consolidated
Revenues	$580,969	$355,364	$195,143	$24,690	$4,411	$(15,490)	$1,145,087
Less: Adjustments to Reconcile to Segment Realized Coal Revenue
Transportation Costs, including Intersegment Transportation Costs	115,240	60,911	2,944	—	—	—	179,095
Intersegment Terminal Revenues	—	—	—	15,490	—	(15,490)	—
Non-Coal Revenues	—	—	—	9,200	4,411	—	13,611
Segment Realized Coal Revenue	$465,729	$294,453	$192,199	$—	$—	$—	$952,381
Tons Sold	8,232	2,450	13,454
Realized Coal Revenue per Ton Sold	$56.58	$120.18	$14.29

	Three Months Ended September 30, 2025
	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Idle and Other	Eliminations	Consolidated
Revenues	$514,721	$292,694	$186,366	$19,778	$3,171	$(14,187)	$1,002,543
Less: Adjustments to Reconcile to Segment Realized Coal Revenue
Transportation Costs, including Intersegment Transportation Costs	82,550	66,912	2,830	—	—	—	152,292
Intersegment Terminal Revenues	—	—	—	14,187	—	(14,187)	—
Non-Coal Revenues	—	—	—	5,591	3,171	—	8,762
Segment Realized Coal Revenue	$432,171	$225,782	$183,536	$—	$—	$—	$841,489
Tons Sold	7,229	2,222	13,030
Realized Coal Revenue per Ton Sold	$59.78	$101.60	$14.09

	Nine Months Ended September 30, 2026
	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Idle and Other	Eliminations	Consolidated
Revenues	$1,745,923	$1,063,982	$518,597	$75,848	$14,233	$(48,204)	$3,370,379
Less: Adjustments to Reconcile to Segment Realized Coal Revenue
Transportation Costs, including Intersegment Transportation Costs	336,992	197,506	9,044	—	—	—	543,542
Intersegment Terminal Revenues	—	—	—	48,204	—	(48,204)	—
Non-Coal Revenues	—	—	—	27,644	14,233	—	41,877
Segment Realized Coal Revenue	$1,408,931	$866,476	$509,553	$—	$—	$—	$2,784,960
Tons Sold	24,363	7,507	35,585
Realized Coal Revenue per Ton Sold	$57.83	$115.42	$14.32

	Nine Months Ended September 30, 2025
	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Idle and Other	Eliminations	Consolidated
Revenues	$1,663,307	$897,268	$535,827	$63,575	$10,821	$(48,488)	$3,122,310
Less: Adjustments to Reconcile to Segment Realized Coal Revenue
Transportation Costs, including Intersegment Transportation Costs	275,363	210,982	8,030	—	—	—	494,375
Intersegment Terminal Revenues	—	—	—	48,488	—	(48,488)	—
Non-Coal Revenues	—	—	—	15,087	10,821	—	25,908
Segment Realized Coal Revenue	$1,387,944	$686,286	$527,797	$—	$—	$—	$2,602,027
Tons Sold	22,714	6,773	36,293
Realized Coal Revenue per Ton Sold	$61.11	$101.32	$14.54

The following tables present breakdowns of the realized coal revenue per ton sold for the Metallurgical segment between coking coal and thermal byproduct (in thousands, except per ton information):

	Three Months Ended September 30, 2026
	Coking Coal	Thermal Byproduct	Total Metallurgical Segment
Segment Realized Coal Revenue	$283,192	$11,261	$294,453
Tons Sold	2,283	167	2,450
Realized Coal Revenue per Ton Sold	$124.06	$67.22	$120.18

	Three Months Ended September 30, 2025
	Coking Coal	Thermal Byproduct	Total Metallurgical Segment
Segment Realized Coal Revenue	$208,986	$16,796	$225,782
Tons Sold	1,850	372	2,222
Realized Coal Revenue per Ton Sold	$112.94	$45.18	$101.60

	Nine Months Ended September 30, 2026
	Coking Coal	Thermal Byproduct	Total Metallurgical Segment
Segment Realized Coal Revenue	$826,494	$39,982	$866,476
Tons Sold	6,745	762	7,507
Realized Coal Revenue per Ton Sold	$122.54	$52.44	$115.42

	Nine Months Ended September 30, 2025
	Coking Coal	Thermal Byproduct	Total Metallurgical Segment
Segment Realized Coal Revenue	$639,437	$46,849	$686,286
Tons Sold	5,619	1,154	6,773
Realized Coal Revenue per Ton Sold	$113.79	$40.61	$101.32

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

	Three Months Ended September 30, 2026
	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Idle and Other	Eliminations	Consolidated
Cost of Sales	$456,346	$288,580	$185,804	$8,152	$23,804	$(15,490)	$947,196
Less: Adjustments to Reconcile to Segment Cash Cost of Coal Sold
Transportation Costs	100,552	60,109	2,944	—	—	—	163,605
Intersegment Transportation Costs	14,688	802	—	—	—	(15,490)	—
Cost of Sales from Idled Operations	—	—	—	—	4,048	—	4,048
Terminal Operating Costs	—	—	—	8,152	—	—	8,152
Settlements of Commodity Derivatives	—	—	1,319	—	—	—	1,319
Other Non-Active Mining Costs	—	—	—	—	19,756	—	19,756
Segment Cash Cost of Coal Sold	$341,106	$227,669	$181,541	$—	$—	$—	$750,316
Tons Sold	8,232	2,450	13,454
Cash Cost of Coal Sold per Ton	$41.44	$92.92	$13.49

	Three Months Ended September 30, 2025
	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Idle and Other	Eliminations	Consolidated
Cost of Sales	$375,552	$275,222	$172,775	$7,626	$10,484	$(14,187)	$827,472
Less: Adjustments to Reconcile to Segment Cash Cost of Coal Sold
Transportation Costs	69,704	65,571	2,830	—	—	—	138,105
Intersegment Transportation Costs	12,846	1,341	—	—	—	(14,187)	—
Cost of Sales from Idled Operations	—	18,375	—	—	5,080	—	23,455
Insurance Reimbursements - Fire Costs	—	(19,350)	—	—	—	—	(19,350)
Terminal Operating Costs	—	—	—	7,626	—	—	7,626
Other Non-Active Mining Costs	—	—	—	—	5,404	—	5,404
Segment Cash Cost of Coal Sold	$293,002	$209,285	$169,945	$—	$—	$—	$672,232
Tons Sold	7,229	2,222	13,030
Cash Cost of Coal Sold per Ton	$40.53	$94.18	$13.04

	Nine Months Ended September 30, 2026
	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Idle and Other	Eliminations	Consolidated
Cost of Sales	$1,331,061	$854,500	$508,409	$25,558	$44,046	$(48,204)	$2,715,370
Less: Adjustments to Reconcile to Segment Cash Cost of Coal Sold
Transportation Costs	291,680	194,614	9,044	—	—	—	495,338
Intersegment Transportation Costs	45,312	2,892	—	—	—	(48,204)	—
Cost of Sales from Idled Operations	—	—	—	—	12,815	—	12,815
Insurance Reimbursements - Fire Costs	—	(20,216)	—	—	—	—	(20,216)
Terminal Operating Costs	—	—	—	25,558	—	—	25,558
Settlements of Commodity Derivatives	—	—	3,550	—	—	—	3,550
Other Non-Active Mining Costs	—	—	—	—	31,231	—	31,231
Segment Cash Cost of Coal Sold	$994,069	$677,210	$495,815	$—	$—	$—	$2,167,094
Tons Sold	24,363	7,507	35,585
Cash Cost of Coal Sold per Ton	$40.80	$90.21	$13.93

	Nine Months Ended September 30, 2025
	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Idle and Other	Eliminations	Consolidated
Cost of Sales	$1,202,984	$902,081	$479,379	$23,028	$51,358	$(48,488)	$2,610,342
Less: Adjustments to Reconcile to Segment Cash Cost of Coal Sold
Transportation Costs	229,997	207,860	8,030	—	—	—	445,887
Intersegment Transportation Costs	45,366	3,122	—	—	—	(48,488)	—
Cost of Sales from Idled Operations	—	76,024	—	—	14,644	—	90,668
Insurance Reimbursements - Fire Costs	—	(19,350)	—	—	—	—	(19,350)
Terminal Operating Costs	—	—	—	23,028	—	—	23,028
Other Non-Active Mining Costs	—	—	—	—	36,714	—	36,714
Segment Cash Cost of Coal Sold	$927,621	$634,425	$471,349	$—	$—	$—	$2,033,395
Tons Sold	22,714	6,773	36,293
Cash Cost of Coal Sold per Ton	$40.84	$93.67	$12.99

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

	Three Months Ended September 30, 2026
	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Corporate and Other	Consolidated
Net Income (Loss)	$57,794	$(3,130)	$2,174	$14,947	$(62,787)	$8,998
Income Tax Benefit	—	—	—	—	(12,579)	(12,579)
Interest Expense, net	—	—	—	—	4,612	4,612
Depreciation, Depletion and Amortization	66,829	69,914	8,484	1,591	12,484	159,302
Other Adjustments	—	—	—	—	4,875	4,875
Adjusted EBITDA	$124,623	$66,784	$10,658	$16,538	$(53,395)	$165,208

	Three Months Ended September 30, 2025
	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Corporate and Other	Consolidated
Net Income (Loss)	$86,327	$(47,909)	$4,796	$10,754	$(22,370)	$31,598
Income Tax Benefit	—	—	—	—	(52,998)	(52,998)
Interest Expense, net	—	—	—	—	3,028	3,028
Depreciation, Depletion and Amortization	52,842	65,381	8,795	1,398	22,590	151,006
Other Adjustments	—	—	—	—	8,548	8,548
Adjusted EBITDA	$139,169	$17,472	$13,591	$12,152	$(41,202)	$141,182

	Nine Months Ended September 30, 2026
	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Corporate and Other	Consolidated
Net Income (Loss)	$234,315	$107,385	$(11,251)	$45,720	$(219,660)	$156,509
Income Tax Expense	—	—	—	—	3,497	3,497
Interest Expense, net	—	—	—	—	18,185	18,185
Depreciation, Depletion and Amortization	180,547	217,031	24,989	4,570	45,222	472,359
Other Adjustments	—	—	—	—	18,174	18,174
Adjusted EBITDA	$414,862	$324,416	$13,738	$50,290	$(134,582)	$668,724

	Nine Months Ended September 30, 2025
	High CV Thermal	Metallurgical	PRB	Core Marine Terminal	Corporate and Other	Consolidated
Net Income (Loss)	$304,170	$(191,400)	$31,207	$36,376	$(254,588)	$(74,235)
Income Tax Benefit	—	—	—	—	(50,098)	(50,098)
Interest Expense, net	—	—	—	—	8,379	8,379
Depreciation, Depletion and Amortization	156,153	186,587	25,241	4,171	69,673	441,825
Loss on Debt Extinguishment	—	—	—	—	11,680	11,680
Other Adjustments	—	—	—	—	71,386	71,386
Adjusted EBITDA	$460,323	$(4,813)	$56,448	$40,547	$(143,568)	$408,937
Operational Performance: Three Months Ended September 30, 2026 Compared with the Three Months Ended September 30, 2025
The Company consists of four reportable segments: (1) the High CV Thermal segment; (2) the Metallurgical segment; (3) the PRB segment; and (4) the Core Marine Terminal segment. The High CV Thermal segment consists of the Company’s Pennsylvania Mining Complex and the West Elk mine located in Colorado. The Metallurgical segment consists of the Company’s Leer, Leer South, Beckley, Mountain Laurel and Itmann coal mines in West Virginia. The PRB segment consists of the Company’s Black Thunder and Coal Creek surface mining complexes located in Wyoming. The Core Marine Terminal segment consists of the Company’s coal export terminal operations in the Port of Baltimore.

The Company evaluates the performance of its segments utilizing Adjusted EBITDA and various productivity metrics. Adjusted EBITDA measures the operating performance of the Company’s segments and is used to allocate resources to the Company’s segments. The following table presents results by reportable segment:

	Three Months Ended September 30,
	2026	2025	Variance
High CV Thermal Segment
Total Tons Produced (in millions)	7.5	7.6	(0.1)
Total Tons Sold (in millions)	8.2	7.2	1.0
Realized Coal Revenue per Ton Sold (a)	$56.58	$59.78	$(3.20)
Cash Cost of Coal Sold per Ton (a)	$41.44	$40.53	$0.91
Cash Margin per Ton Sold (a)	$15.14	$19.25	$(4.11)
Adjusted EBITDA (in thousands) (a)	$124,623	$139,169	$(14,546)

Metallurgical Segment
Total Tons Produced (in millions)	2.6	2.3	0.3
Total Tons Sold (in millions)	2.5	2.2	0.3
Realized Coal Revenue per Ton Sold (a)	$120.18	$101.60	$18.58
Cash Cost of Coal Sold per Ton (a)	$92.92	$94.18	$(1.26)
Cash Margin per Ton Sold (a)	$27.26	$7.42	$19.84
Adjusted EBITDA (in thousands) (a)	$66,784	$17,472	$49,312

PRB Segment
Total Tons Produced (in millions)	13.4	12.9	0.5
Total Tons Sold (in millions)	13.5	13.0	0.5
Realized Coal Revenue per Ton Sold (a)	$14.29	$14.09	$0.20
Cash Cost of Coal Sold per Ton (a)	$13.49	$13.04	$0.45
Cash Margin per Ton Sold (a)	$0.80	$1.05	$(0.25)
Adjusted EBITDA (in thousands) (a)	$10,658	$13,591	$(2,933)

Core Marine Terminal Segment
Throughput Tons (in millions)	4.8	4.0	0.8
Adjusted EBITDA (in thousands) (a)	$16,538	$12,152	$4,386
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
High CV Thermal Segment Analysis
Adjusted EBITDA decreased $15 million in the period-to-period comparison, primarily due to a $3.20 decrease in realized coal revenue per ton sold and a $0.91 increase in cash cost of coal sold per ton, partially offset by an increase in tons sold. The decrease in realized coal revenue per ton sold was primarily related to a less favorable product mix compared to the prior year period. The increase in cash cost of coal sold per ton was primarily due to elevated maintenance and contractor expenses and increased electricity costs, partially offset by the impact of Section 45X tax credits in the current year period.
Metallurgical Segment Analysis
Adjusted EBITDA increased $49 million in the period-to-period comparison, primarily due to an $18.58 increase in realized coal revenue per ton sold and higher tons sold. In addition, cash cost of coal sold per ton decreased $1.26. The increase in realized coal revenue per ton sold largely related to increased coal benchmark pricing and a more favorable product mix when compared to the prior year period. The decrease in cash cost of coal sold per ton was primarily due to higher sales tons from restarting our Leer South longwall mine, which has a lower operating cost per ton than our continuous miner operations, as well as the impact of Section 45X tax credits.
PRB Segment Analysis
Adjusted EBITDA decreased $3 million in the period-to-period comparison, primarily due to a $0.45 increase in cash cost of coal sold per ton, which was negatively impacted by increased fuel and explosives costs due to higher diesel prices compared to the prior year period. The decrease in adjusted EBITDA was partially offset by a $0.20 increase in realized coal revenue per ton sold and a 0.5 million increase in tons sold.
Core Marine Terminal Segment Analysis
Adjusted EBITDA increased $4 million in the period-to-period comparison, primarily due to higher throughput tons. Throughput volumes at the Core Marine Terminal were 4.8 million tons for the three months ended September 30, 2026, compared to 4.0 million tons for the three months ended September 30, 2025.
Operational Performance: Nine Months Ended September 30, 2026 Compared with the Nine Months Ended September 30, 2025
The following table presents results by reportable segment:

	Nine Months Ended September 30,
	2026	2025	Variance
High CV Thermal Segment
Total Tons Produced (in millions)	23.8	22.9	0.9
Total Tons Sold (in millions)	24.4	22.7	1.7
Realized Coal Revenue per Ton Sold (a)	$57.83	$61.11	$(3.28)
Cash Cost of Coal Sold per Ton (a)	$40.80	$40.84	$(0.04)
Cash Margin per Ton Sold (a)	$17.03	$20.27	$(3.24)
Adjusted EBITDA (in thousands) (a)	$414,862	$460,323	$(45,461)

Metallurgical Segment
Total Tons Produced (in millions)	7.7	6.7	1.0
Total Tons Sold (in millions)	7.5	6.8	0.7
Realized Coal Revenue per Ton Sold (a)	$115.42	$101.32	$14.10
Cash Cost of Coal Sold per Ton (a)	$90.21	$93.67	$(3.46)
Cash Margin per Ton Sold (a)	$25.21	$7.65	$17.56
Adjusted EBITDA (in thousands) (a)	$324,416	$(4,813)	$329,229

PRB Segment
Total Tons Produced (in millions)	35.5	36.2	(0.7)
Total Tons Sold (in millions)	35.6	36.3	(0.7)
Realized Coal Revenue per Ton Sold (a)	$14.32	$14.54	$(0.22)
Cash Cost of Coal Sold per Ton (a)	$13.93	$12.99	$0.94
Cash Margin per Ton Sold (a)	$0.39	$1.55	$(1.16)
Adjusted EBITDA (in thousands) (a)	$13,738	$56,448	$(42,710)

Core Marine Terminal Segment
Throughput Tons (in millions)	14.8	13.2	1.6
Adjusted EBITDA (in thousands) (a)	$50,290	$40,547	$9,743
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

High CV Thermal Segment Analysis
Adjusted EBITDA decreased $45 million in the period-to-period comparison, primarily due to a $3.28 decrease in realized coal revenue per ton sold, partially offset by higher tons sold and a decrease in cash cost of coal sold per ton. The decrease in realized coal revenue per ton sold was principally related to a less favorable product mix compared to the prior year period. The decrease in cash cost of coal sold per ton was largely due to higher sales tons to absorb fixed costs on a per ton basis compared to the prior year period.
Metallurgical Segment Analysis
Adjusted EBITDA increased $329 million in the period-to-period comparison, primarily due to insurance recoveries related to the Leer South insurance claim of $135 million in the current year period compared to fire extinguishment and idle costs of $76 million, partially offset by $19 million of insurance reimbursements, in the prior year period. Current year adjusted EBITDA was also positively impacted by a $14.10 increase in realized coal revenue per ton sold and a $3.46 decrease in cash cost of coal sold per ton. The increase in realized coal revenue per ton sold largely related to increased coal benchmark pricing and a more favorable product mix when compared to the prior year period. The decrease in cash cost of coal sold per ton was primarily due to higher sales tons from restarting our Leer South longwall mine, which has a lower operating cost per ton than our continuous miner operations, as well as the impact of Section 45X tax credits.
PRB Segment Analysis
Adjusted EBITDA decreased $43 million in the period-to-period comparison, primarily due to a 0.7 million decrease in tons sold and a $0.94 increase in cash cost of coal sold per ton. In addition to lower sales tons to absorb fixed costs, cash cost of coal sold per ton was negatively impacted by increased fuel and explosives costs due to higher diesel prices compared to the prior year period.
Core Marine Terminal Segment Analysis
Adjusted EBITDA increased $10 million in the period-to-period comparison, primarily due to increased throughput tons. Throughput volumes at the Core Marine Terminal were 14.8 million tons for the nine months ended September 30, 2026, compared to 13.2 million tons for the nine months ended September 30, 2025.
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
Our total liquidity as of September 30, 2026 comprised the following:

(in millions)	September 30, 2026
Cash, Cash Equivalents and Short-Term Investments	$444
Receivables Financing Agreement - Current Availability	250
Revolving Credit Facility - Current Availability	600
Less: Letters of Credit Outstanding	(266)
Total Liquidity	$1,028
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
Uncertainty in the financial markets, tariffs, foreign conflicts and executive actions by the executive branch of the U.S. Government and certain other foreign nations or sovereignties bring additional potential risks to the Company. These risks could impact our ability to raise capital in the equity and debt markets or result in higher costs to obtain additional capital or credit, as well as increase potential counterparty defaults. In addition, market disruptions and uncertainty, arising from current and potential tariffs, executive actions, elevated interest rates, sustained high inflation and supply chain disruptions such as those stemming from the conflict in Iran, may impact the Company’s revenues and collections, as well as its overall cost of operations, including recent increases in diesel fuel and other commodity prices. The Company regularly monitors the creditworthiness of its customers and counterparties and manages credit exposure through payment terms, credit limits, prepayments and security.
The global landscape on rates and the scope of tariffs imposed on goods imported into and out of the U.S. from multiple countries around the world continues to evolve and be uncertain, as the U.S. Government continues to negotiate its position with multiple countries and across various industries and goods. While the evolving global trade landscape relating to tariffs and retaliatory trade measures imposed by other countries on U.S. goods has not yet had a significant impact on our business or results of operations as of September 30, 2026, this and the potential for additional changes in U.S. or international trade policy have increased uncertainty regarding the ultimate effect of the tariffs on economic conditions and could lead to further weakened business conditions for the coal industry.
Over the past few years, the insurance and surety markets had been increasingly challenging, particularly for coal companies. We had experienced rising premiums, reduced coverage and fewer providers willing to underwrite policies and surety bonds. Terms had become generally unfavorable, including increases in the amount of collateral required to secure surety bonds. However, more recently, we have seen insurance rates and collateral requirements stabilize and even decrease on certain lines of coverage, as new insurance carriers have entered the market. Further cost burdens on our ability to maintain adequate insurance and bond coverage may adversely impact our operations, financial position and liquidity.
At September 30, 2026, the Company had a $135 million fund in place that will cover, in part, future reclamation costs of the thermal assets in the PRB. Additionally, the Company maintains $21 million in water treatment trust funds that will fund future water treatment obligations in Pennsylvania, as well as replace surety bonds and related collateral requirements. The Company expects to continue to contribute a minimum of $2 million per year to the water treatment trust funds. These amounts are included in Funds for Asset Retirement Obligations on the Condensed Consolidated Balance Sheets.
In December 2024, the Office of Workers’ Compensation Programs (the “OWCP”) issued a final rule revising the regulations under the Black Lung Benefits Act related to self-insurance by coal mine operators. Under the new standard, self-insured coal mine operators are required to post additional security for the Black Lung benefit liabilities. The final rule requires a security amount equal to 100% of a self-insured operator’s projected black lung liabilities. The rule became effective on January 13, 2025, and operators were required to remit the increased security amount within one year. In February 2025, the Company received letters from the OWCP that additional guidance regarding the final rule will be provided at a future date. In July 2026, the OWCP published a proposed rule that would amend the regulations under the Black Lung Benefits Act to eliminate the 100% security requirement for all operators and instead require a financial review of each operator to calculate a Composite Solvency Score (“CSS”). The CSS determines the percentage of security that companies will be required to provide relative to total black lung liabilities. The Company is currently evaluating the potential impacts of the proposed rule, and any increased security requirement as a result of these proposed changes could adversely impact our financial position and liquidity.
The Company participates in the United Mine Workers of America (the “UMWA”) Combined Benefit Fund and the UMWA 1992 Benefit Plan for which benefits are reflected in the Company’s consolidated financial statements when paid. These benefit arrangements may result in additional liabilities that are not recognized on the Condensed Consolidated Balance Sheet at September 30, 2026. The various multi-employer benefit plans are discussed in Note 17—Other Employee Benefit Plans in the Notes to the Audited Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The Company’s total contributions under the Coal Industry Retiree Health Benefit Act of 1992 were $2 million for both the nine months ended September 30, 2026 and 2025. The Company also uses a combination of surety bonds, corporate guarantees and letters of credit to secure its financial obligations for employee-related, environmental, performance and various other items that are not reflected on the Condensed Consolidated Balance Sheet at September 30, 2026. Management believes these items will expire without being funded. See Note 14—Commitments and Contingent Liabilities in the Notes to the Condensed Consolidated Financial Statements included in this Report for additional details of the various financial guarantees that have been issued by the Company.

Cash Flows (in millions)

	Nine Months Ended September 30,
	2026	2025	Variance
Net Cash Provided by Operating Activities	$544	$198	$346
Net Cash (Used in) Provided by Investing Activities	$(305)	$132	$(437)
Net Cash Used in Financing Activities	$(239)	$(166)	$(73)
Net cash provided by operating activities increased by $346 million in the period-to-period comparison primarily due to increased segment earnings, including recoveries related to the Leer South insurance claim, as well as the payment of non-recurring Merger-related expenditures in the nine months ended September 30, 2025.
Net cash (used in) provided by investing activities changed by $437 million in the period-to-period comparison primarily due to the Merger, which included cash acquired of $369 million, partially offset by the purchase of Arch’s tax-exempt bonds of $98 million. During the current year period, the Company purchased $17 million of short-term investments, compared with $75 million of net proceeds from the liquidation of its U.S. Treasury securities during the nine months ended September 30, 2025. Additionally, capital expenditures increased $66 million compared to the prior year period primarily due to increased airshaft and refuse area spend.
Net cash used in financing activities increased by $73 million in the period-to-period comparison. In connection with the Merger, the Company amended its Revolving Credit Facility, refinanced its tax-exempt bonds and amended the legacy Arch securitization facility during the nine months ended September 30, 2025. Proceeds of $114 million were received in connection with the bond refinancing, and fees associated with these transactions amounted to $20 million. Dividend payments decreased by $6 million compared to the prior year period. Additionally, cash outflows related to share repurchases totaled $190 million in the nine months ended September 30, 2026 compared to $203 million in the nine months ended September 30, 2025.
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
The Company’s obligations under the Revolving Credit Facility are fully and unconditionally guaranteed by subsidiaries of the Company that own any portion of the Pennsylvania Mining Complex, the Core Marine Terminal and specified coal reserves and, subject to certain customary exceptions, all other existing or future direct or indirect wholly-owned material restricted subsidiaries of the Company, including subsidiaries acquired pursuant to the Merger. The obligations under the Revolving Credit Facility are secured by, subject to certain exceptions (including a limitation on pledges of equity interests in certain subsidiaries and certain thresholds with respect to real property), a first-priority lien on the Company’s and certain subsidiaries’ significant assets.

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
The Company’s first lien gross leverage ratio was 0.19 to 1.00 at September 30, 2026. The Company’s total net leverage ratio was 0.01 to 1.00 at September 30, 2026. The Company’s interest coverage ratio was 31.93 to 1.00 at September 30, 2026. The Company was in compliance with all covenants under the Revolving Credit Facility as of September 30, 2026.
At September 30, 2026, the Revolving Credit Facility had no borrowings outstanding and $78 million of letters of credit outstanding, leaving $522 million of unused borrowing capacity. From time to time, the Company is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies’ statutes and regulations. The Company sometimes uses letters of credit to satisfy these requirements, and these letters of credit reduce the Company’s borrowing facility capacity.
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
At September 30, 2026, the Company’s eligible accounts receivable yielded $250 million of borrowing capacity. At September 30, 2026, the Receivables Financing Agreement had no borrowings outstanding and $188 million of letters of credit outstanding, leaving $62 million of unused borrowing capacity. The Company has not derecognized any receivables due to its continued involvement in the collections efforts.
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

Material Cash Requirements
The Company expects to make the following payments in the next 12 months:
•$80 million on its long-term debt and operating and finance lease obligations, including interest;
•$68 million on its employee-related long-term liabilities, including obligations that the Company has under multi-employer plans; and
•$99 million on its environmental obligations and $189 million on its other current liabilities.
The Company believes it will be able to satisfy these material cash requirements with cash generated from operating activities, cash on hand, short-term investments, borrowings under the Revolving Credit Facility and Receivables Financing Agreement and, if necessary, cash generated from its ability to issue equity or debt securities.
Debt
At September 30, 2026, the Company had total long-term debt of $461 million outstanding, including the current portion of $52 million, which consisted of:
•An aggregate principal amount of $130 million of finance leases with a weighted-average interest rate of 6.95%.
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
•An aggregate principal amount of $13 million of various equipment financing arrangements with a weighted-average interest rate of 6.71%.
•Advance royalty commitments of $11 million with a weighted-average interest rate of 8.04% per annum.
At September 30, 2026, the Company had no borrowings outstanding and approximately $78 million of letters of credit outstanding under the $600 million Revolving Credit Facility. At September 30, 2026, the Company had no borrowings outstanding and approximately $188 million of letters of credit outstanding under the Receivables Financing Agreement.
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
During the nine months ended September 30, 2026, the Company repurchased and retired 2,115,115 shares of the Company’s common stock at an average price of $89.64 per share.

Total Equity and Dividends
Total equity attributable to the Company was $3,640 million at September 30, 2026 and $3,678 million at December 31, 2025. See the Condensed Consolidated Statements of Stockholders’ Equity in this Report for additional details.
The declaration and payment of dividends by the Company is at the discretion of the Company’s Board of Directors. The Revolving Credit Facility and the Series 2025 Bonds Indentures include certain covenants limiting the Company’s ability to declare and pay dividends.
On November 5, 2026, the Company announced a $0.10 per share dividend in an aggregate amount of approximately $5 million, payable on December 15, 2026 to all stockholders of record as of November 30, 2026.
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
Forward-Looking Statements
Certain statements in this Report are “forward-looking statements” within the meaning of the federal securities laws. With the exception of historical matters, the matters discussed in this Report are forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that involve risks and uncertainties that could cause actual results and outcomes to differ materially from results expressed in or implied by our forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “should,” “will,” “would,” or their negatives, or other similar expressions, the statements that include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this Report speak only as of the date of this Report. We disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:
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
•the effects of our securities being excluded from certain investment funds as a result of environmental, social and corporate governance practices;
•the effects of global conflicts on commodity prices and supply chains;
•the effect of new or existing laws, regulations, tariffs, executive orders or other trade measures;
•our inability to find suitable joint venture partners, acquisition targets or similar investments or to integrate the operations of future acquisitions or investments into our operations;
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
The above list of factors is not exhaustive or necessarily in order of importance. Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements include those discussed under “Risk Factors” elsewhere in this Report and the other filings we make with the Securities and Exchange Commission (“SEC”). The Company disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise, except as required by applicable law.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s exposures to market risk have not materially changed since December 31, 2025. Please see these quantitative and qualitative disclosures about market risk in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
SEC regulations require us to disclose certain information about environmental proceedings if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. We use a threshold of $1 million for purposes of determining whether disclosure of any such proceedings is required, as permitted pursuant to Item 103(c)(3)(iii) of Regulation S-K. Except as described below, no such environmental proceedings were pending or contemplated as of September 30, 2026.
On July 23, 2026, the Company received an inspection report from the Colorado Department of Public Health and Environment, Air Pollution Control Division (the “Division”), finding the Company’s West Elk mine out of compliance with volatile organic compound emission limits under its Title V operating permit and recommending that the Division initiate an enforcement case with respect to these findings. On August 20, 2026, the Division issued a compliance advisory formally notifying the Company of the alleged noncompliance. The Division has not indicated the amount of any monetary penalty or other enforcement remedy it may seek. The Company continues to engage in discussions with the Division.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Report, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. These described risks are not the only risks the Company faces. Additional risks and uncertainties not currently known to Core or that the Company currently deems to be immaterial also may materially adversely affect Core’s business, results of operations, financial condition and cash flows.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth repurchases of shares of the Company’s common stock during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (000s omitted) (b)(c)
July 1, 2026 - July 31, 2026	213,747	$82.36	213,747	$653,188
August 1, 2026 - August 31, 2026	318,281	$93.82	318,281	$623,326
September 1, 2026 - September 30, 2026	398,583	$93.29	398,583	$586,142
Total	930,611	$90.96	930,611
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
(c) In the three months ended September 30, 2026, the Company utilized approximately $85 million to repurchase shares of its common stock.
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
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
Our executive officers and directors may from time to time enter into plans or arrangements for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Except as described below, during the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K:
•On August 18, 2026, George J. Schuller, Jr., Senior Vice President and Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement for the sale of up to 27,100 shares of our common stock, subject to certain conditions. The number of shares represents the maximum number of shares that could potentially be sold pursuant to the Rule 10b5-1 trading arrangement, including sales made in connection with the vesting of future equity awards. Accordingly, in calculating this amount, we have not considered any potential reductions in shares available to be sold due to tax withholdings at the time such equity awards vest, and, for performance-based awards, we have assumed such awards will vest at maximum value. The arrangement’s expiration date is August 17, 2027, for a duration of 365 days.
•On August 31, 2026, James A. Brock, Chair and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement for the sale of up to 100,000 shares of our common stock, subject to certain conditions. The arrangement’s expiration date is May 28, 2027, for a duration of 271 days.
ITEM 6. EXHIBITS

Exhibits	Description	Method of Filing
2.1	Separation and Distribution Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.1 to Form 8-K (File No. 001-38147) filed on December 4, 2017
2.2	Tax Matters Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.2 to Form 8-K (File No. 001-38147) filed on December 4, 2017
2.3	Employee Matters Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.3 to Form 8-K (File No. 001-38147) filed on December 4, 2017
2.4	Intellectual Property Matters Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 2.4 to Form 8-K (File No. 001-38147) filed on December 4, 2017

Exhibits	Description	Method of Filing
2.5	Agreement and Plan of Merger, dated as of October 22, 2020, by and among CONSOL Energy Inc., Transformer LP Holdings Inc., Transformer Merger Sub LLC, CONSOL Coal Resources LP and CONSOL Coal Resources GP LLC#	Filed as Exhibit 2.1 to Form 8-K (File No. 001-38147) filed on October 23, 2020
2.6	Agreement and Plan of Merger, dated August 20, 2024, among CONSOL Energy Inc., Mountain Range Merger Sub Inc. and Arch Resources, Inc.#	Filed as Exhibit 2.1 to Form 8-K (File No. 001-38147) filed on August 21, 2024
2.7	Debtors’ Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code	Filed as Exhibit 2.1 to Arch Resources’ Form 8-K (File No. 001-13105) filed on September 15, 2016
2.8	Order Confirming Debtors’ Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code on September 13, 2016	Filed as Exhibit 2.2 to Arch Resources’ Form 8-K (File No. 001-13105) filed on September 15, 2016
3.1	Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to Form 8-K (File No. 001-38147) filed on December 4, 2017
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to Form 8-K (File No. 001-38147) filed on May 8, 2020
3.3	Second Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to Form 8-K (File No. 001-38147) filed on May 6, 2024
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to Form 8-K (File No. 001-38147) filed on January 15, 2025
3.5	Fourth Amended and Restated Bylaws of the Company	Filed as Exhibit 3.2 to Form 8-K (File No. 001-38147) filed on January 15, 2025
4.1	Indenture dated as of November 13, 2017 by and between CONSOL Energy Inc. (formerly known as CONSOL Mining Corporation) and UMB Bank, N.A., as Trustee and Collateral Trustee (including form of supplemental indenture on subsidiary guarantors).	Filed as Exhibit 4.1 to Form 8-K (File No. 001-38147) filed on November 15, 2017
4.2	Description of Capital Stock	Filed as Exhibit 4.2 to Form 10-K (File No. 001-38147) filed on February 20, 2025
10.1	Transition Services Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.2	CNX Resources Corporation to CONSOL Energy Inc. Trademark License Agreement dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 10.2 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.3	CONSOL Energy Inc. to CNX Resources Corporation Trademark License Agreement, dated as of November 28, 2017, by and between the Company and CNX	Filed as Exhibit 10.3 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.4	First Amendment to Water Supply and Services Agreement, dated as of November 28, 2017 by and between CNX Water Assets LLC and CONSOL Thermal Holdings LLC (formerly known as CNX Thermal Holdings LLC)	Filed as Exhibit 10.6 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.5	Second Amendment to the Pennsylvania Mine Complex Operating Agreement, dated as of November 28, 2017, by and among CONSOL Pennsylvania Coal Company LLC, Conrhein Coal Company, CONSOL Thermal Holdings LLC and CONSOL Coal Resources LP	Filed as Exhibit 10.7 to Form 8-K (File No. 001-38147) filed on December 4, 2017
10.6	Credit Agreement, dated as of November 28, 2017, by and among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the other Secured Parties referred to therein#	Filed as Exhibit 10.8 to Form 8-K (File No. 001-38147) filed on December 4, 2017

Exhibits	Description	Method of Filing
10.7	Amendment No. 1, dated as of March 28, 2019, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on April 3, 2019
10.8	Amendment No. 2, dated as of June 5, 2020, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on June 11, 2020
10.9	Amendment No. 3, dated as of March 29, 2021, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on March 31, 2021
10.10	Amendment No. 4, dated as of July 18, 2022, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on July 25, 2022
10.11	Amendment No. 5, dated as of June 12, 2023, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on June 13, 2023
10.12	Amendment No. 6, dated as of January 14, 2025, to Credit Agreement, dated as of November 28, 2017, among the Company, the various financial institutions from time to time party thereto, PNC Bank, N.A., as administrative agent for the Revolving Lenders and Term A Lenders, Citibank, N.A., as administrative agent for the Term B Lenders and PNC Bank, N.A., as collateral agent for the Lenders and the Other Secured Parties referred to therein#	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on January 15, 2025
10.13	CONSOL Energy Inc. Omnibus Performance Incentive Plan*	Filed as Exhibit 4.3 to Form S-8 (File No. 333-221727) filed on November 22, 2017
10.14	Second Amendment and Restatement of Master Cooperation and Safety Agreement by and among CONSOL Energy Inc., CNX Gas Company LLC, CNX Resources Holdings LLC and certain other parties thereto	Filed as Exhibit 10.5 to Form 10-12B/A (File No. 001-38147) filed on October 27, 2017
10.15	Coal Lease Agreement dated as of March 31, 1992, among Allegheny Land Company, as lessee, and UAC and Phoenix Coal Corporation, as lessors, and related guarantee	Filed by Ashland Coal, Inc. on Form 8-K on April 6, 1992

Exhibits	Description	Method of Filing
10.16	Federal Coal Lease dated as of January 24, 1996 between the U.S. Department of the Interior and the Thunder Basin Coal Company	Filed as Exhibit 10.20 to Arch Resources’ Form 10-K (File No. 001-13105) for the year ended December 31, 1998 filed on March 2, 1999
10.17	Federal Coal Lease dated as of November 1, 1967 between the U.S. Department of the Interior and the Thunder Basin Coal Company	Filed as Exhibit 10.21 to Arch Resources’ Form 10-K (File No. 001-13105) for the year ended December 31, 1998 filed on March 2, 1999
10.18	Federal Coal Lease effective as of June 9, 1995 between the U.S. Department of the Interior and Mountain Coal Company	Filed as Exhibit 10.22 to Arch Resources’ Form 10-K (File No. 001-13105) for the year ended December 31, 1998 filed on March 2, 1999
10.19	Federal Coal Lease dated as of January 1, 1999 between the U.S. Department of the Interior and Ark Land Company	Filed as Exhibit 10.23 to Arch Resources’ Form 10-K (File No. 001-13105) for the year ended December 31, 1998 filed on March 2, 1999
10.20	Federal Coal Lease effective as of March 1, 2005 by and between the United States of America and Ark Land LT, Inc. covering the tract of land known as “Little Thunder” in Campbell County, Wyoming	Filed as Exhibit 99.1 to Arch Resources’ Form 8-K (File No. 001-13105) filed on February 10, 2005
10.21	Modified Coal Lease (WYW71692) executed January 1, 2003 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Rochelle” in Campbell County, Wyoming	Filed as Exhibit 10.24 to Arch Resources’ Form 10-K (File No. 001-13105) for the year ended December 31, 2004 filed on March 11, 2005
10.22	Coal Lease (WYW127221) executed January 1, 1998 by and between the United States of America, through the Bureau of Land Management, as lessor, and Triton Coal Company, LLC, as lessee, covering a tract of land known as “North Roundup” in Campbell County, Wyoming	Filed as Exhibit 10.25 to Arch Resources’ Form 10-K (File No. 001-13105) for the year ended December 31, 2004 filed on March 11, 2005
10.23	CONSOL Energy Inc. Deferred Compensation Plan for Non-Employee Directors*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on November 1, 2018
10.24	Employment Agreement of James A. Brock*	Filed as Exhibit 10.1 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.25	Change in Control Severance Agreement for Kurt Salvatori*	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.26	Change in Control Severance Agreement for John Rothka*	Filed as Exhibit 10.6 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.27	Form of Employment Agreement for Executive Officers of Arch and assumed by Core*	Filed as Exhibit 10.4 of Arch Resources’ Form 10-K (File No. 001-13105) for the year ended December 31, 2011 filed on February 29, 2012
10.28	Form Notice of Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.7 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.29	Form Notice of Performance-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.8 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.30	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Spin Recognition (Non-Employee Director)*	Filed as Exhibit 10.9 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.31	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Spin Recognition*	Filed as Exhibit 10.10 to Form 10-Q (File No. 001-38147) filed on May 3, 2018
10.32	Form Notice of Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on May 8, 2019
10.33	Form Notice of Performance-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on May 8, 2019

Exhibits	Description	Method of Filing
10.34	Change in Control Severance Agreement for Miteshkumar Thakkar*	Filed as Exhibit 10.30 to Form 10-K (File No. 001-38147) filed on February 11, 2022
10.35	Form of Notice of Restricted Stock Unit Award Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on May 11, 2020
10.36	Form of Notice of Performance-Based Restricted Stock Unit Award Terms and Conditions for James A. Brock*#	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on May 11, 2020
10.37	Form of Notice of Performance-Based Cash Award*#	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on May 11, 2020
10.38	CONSOL Energy Inc. 2020 Amended and Restated Omnibus Performance Incentive Plan*	Filed as Exhibit 4.4 to Registration Statement on Form S-8 (file No. 333-238173) filed on May 11, 2020
10.39	Form of Notice of Restricted Stock Unit Award Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on August 10, 2020
10.40	Form Notice of Performance-based Cash Award and Terms and Conditions*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on May 4, 2021
10.41	Form Notice of Performance-based Market Share Unit Award and Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on May 4, 2021
10.42	Form of Notice of Restricted Stock Unit Award Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.1 to Form 10-Q (File No. 001-38147) filed on August 3, 2021
10.43	Amendment to CONSOL Energy Inc. 2020 Amended and Restated Omnibus Performance Incentive Plan, effective as of December 30, 2020*	Filed as Exhibit 4.5 to Form S-8 (File No. 001-38147) filed on December 31, 2020
10.44	First Amendment to Employment Agreement of James A. Brock*	Filed as Exhibit 10.45 to Form 10-K (File No. 001-38147) filed on February 12, 2021
10.45	Second Amendment to Employment Agreement of James A. Brock*	Filed as Exhibit 10.44 to Form 10-K (File No. 001-38147) filed on February 11, 2022
10.46	Form of Notice of Restricted Stock Unit Award Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on August 4, 2022
10.47	Form Notice of Performance Based Cash Award and Terms and Conditions*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on May 3, 2022
10.48	Form Notice of Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on May 3, 2022
10.49	2022 Executive Short-Term Incentive Program Terms and Conditions*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on May 3, 2022
10.50	Third Amendment to Employment Agreement of James A. Brock*	Filed as Exhibit 10.52 to Form 10-K (File No. 001-38147) filed on February 10, 2023
10.51	Change in Control Severance Agreement for Miteshkumar Thakkar*	Filed as Exhibit 10.53 to Form 10-K (File No. 001-38147) filed on February 10, 2023
10.52	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on August 8, 2023
10.53	Form Notice of Performance-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on August 8, 2023
10.54	Form Notice of Service-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.4 to Form 10-Q (File No. 001-38147) filed on August 8, 2023
10.55	2023 Executive Short-Term Incentive Program Terms and Conditions*	Filed as Exhibit 10.5 to Form 10-Q (File No. 001-38147) filed on August 8, 2023
10.56	Form Notice of Performance-based Restricted Stock Unit Award Terms and Conditions*	Filed as Exhibit 10.1 to Form 10-Q (File No. 001-38147) filed on May 7, 2024
10.57	Form Notice of Service-based Restricted Stock Unit Award and Terms and Conditions*	Filed as Exhibit 10.2 to Form 10-Q (File No. 001-38147) filed on May 7, 2024
10.58	2024 Executive Short-Term Incentive Program Terms and Conditions*	Filed as Exhibit 10.3 to Form 10-Q (File No. 001-38147) filed on May 7, 2024

Exhibits	Description	Method of Filing
10.59	Form Notice of Restricted Stock Unit Award and Terms and Conditions for Non-Employee Directors*	Filed as Exhibit 10.1 to Form 10-Q (File No. 001-38147) filed on August 8, 2024
10.60	Waiver, Acknowledgement and Amendment, dated August 20, 2024, by and between CONSOL Energy Inc. and James A. Brock*	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on August 21, 2024
10.61	Form of Indemnification and Advancement Agreement*	Filed as Exhibit 10.3 to Form 8-K (File No. 001-38147) filed on January 15, 2025
10.62	Form of Performance Restricted Stock Unit Award Agreement (Executive 2025 Annual Award)*	Filed as Exhibit 10.96 to Form 10-Q (File No. 001-38147) filed on May 8, 2025
10.63	Form of Restricted Stock Unit Award Agreement (Executive 2025 Annual Award)*	Filed as Exhibit 10.97 to Form 10-Q (File No. 001-38147) filed on May 8, 2025
10.64	Form of Performance Restricted Stock Unit Award Agreement (Executive Start-Up Grant)*	Filed as Exhibit 10.98 to Form 10-Q (File No. 001-38147) filed on May 8, 2025
10.65	Form of Restricted Stock Unit Award Agreement (Executive Start-Up Grant)*	Filed as Exhibit 10.99 to Form 10-Q (File No. 001-38147) filed on May 8, 2025
10.66	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors 2025 Annual Award and Start-Up Grant)*	Filed as Exhibit 10.100 to Form 10-Q (File No. 001-38147) filed on May 8, 2025
10.67	Receivables Financing Agreement, dated as of July 28, 2025, by and among Core Receivable Company, LLC, as borrower, Core Sales, LLC, as the initial servicer, PNC, as administrative agent and LC bank, PNC CM, as structuring agent, and the lenders from time to time party thereto#^	Filed as Exhibit 10.1 to Form 8-K (File No. 001-38147) filed on July 31, 2025
10.68	Third Amended and Restated Sale and Contribution Agreement, dated as of July 28, 2025, by and among Core Receivable Company, LLC, Core Sales, LLC, as the initial servicer, and Arch as transferor#	Filed as Exhibit 10.2 to Form 8-K (File No. 001-38147) filed on July 31, 2025
10.69	Third Amended and Restated Purchase and Sale Agreement, dated as of July 28, 2025, by and among Arch, as buyer, Core Sales, LLC, as the initial servicer, and the originators party thereto#	Filed as Exhibit 10.3 to Form 8-K (File No. 001-38147) filed on July 31, 2025
10.70	Fifth Amended and Restated Performance Guaranty, dated as of July 28, 2025, by Core in favor of PNC for the benefit of the secured parties under the Receivables Financing Agreement#	Filed as Exhibit 10.4 to Form 8-K (File No. 001-38147) filed on July 31, 2025
10.71	Separation and Release Agreement, by and between the Company and Paul Lang*	Filed as Exhibit 10.75 to Form 10-Q (File No. 001-38147) filed on November 6, 2025
10.72	Form of Core Natural Resources, Inc. Severance Agreement*	Filed as Exhibit 10.72 to Form 10-K (File No. 001-38147) filed on February 17, 2026
10.73	Form of Performance Restricted Stock Unit Award Agreement (Executive 2026 Annual Award)*	Filed as Exhibit 10.73 to Form 10-Q (File No. 001-38147) filed on May 7, 2026
10.74	Form of Restricted Stock Unit Award Agreement (Executive 2026 Annual Award)*	Filed as Exhibit 10.74 to Form 10-Q (File No. 001-38147) filed on May 7, 2026
10.75	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors 2026 Annual Award)*	Filed as Exhibit 10.75 to Form 10-Q (File No. 001-38147) filed on May 7, 2026
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

Exhibits	Description	Method of Filing
95	Mine Safety and Health Administration Safety Data	Filed herewith
101	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2026, furnished in Inline XBRL)	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith
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

CORE NATURAL RESOURCES, INC.

November 5, 2026	By:	/s/ JAMES A. BROCK
James A. Brock
Chair and Chief Executive Officer (Principal Executive Officer)

November 5, 2026	By:	/s/ NATHAN J. TUCKER
Nathan J. Tucker
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

November 5, 2026	By:	/s/ JOHN M. ROTHKA
John M. Rothka
Chief Accounting Officer (Principal Accounting Officer)